Form 10-Q
period 1997-09-30
UNOVA INC
filed 1997-11-26
CIK 1044590

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q
         (Mark One)

         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          OR


         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           Commission file number 001-13279


                                     UNOVA, INC.
                (Exact name of registrant as specified in its charter)



                      DELAWARE                               95-4647021
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)


              360 NORTH CRESCENT DRIVE
              BEVERLY HILLS, CALIFORNIA                       90210-4867
        (Address of principal executive offices)            (Zip Code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 888-2500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


On October 31, 1997 there were 54,510,193 shares of Common Stock outstanding.

                                     UNOVA, INC.

                                        INDEX

                                 REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997







                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION


     ITEM 1.   Financial Statements

                 Combined Statements of Operations
                  Nine months ended September 30, 1997 (unaudited)
                   and September 30, 1996 (unaudited)                       3

                 Combined Statements of Operations
                  Three months ended September 30, 1997 (unaudited)
                   and September 30, 1996 (unaudited)                       4


                 Combined Balance Sheets
                  September 30, 1997 (unaudited) and December 31, 1996      5


                 Combined Statements of Cash Flows
                  Nine months ended September 30, 1997 (unaudited)
                   and September 30, 1996 (unaudited)                       6

                 Notes to Combined Financial Statements (unaudited)         7


     ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10




 PART II. OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K                            13



  Signature                                                                17

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                  UNOVA INC.
                     COMBINED STATEMENTS OF OPERATIONS
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------
                                                    1997           1996
                                                -----------     ---------
Sales and Service Revenues                      $ 1,094,104     $ 814,502
                                                -----------     ---------

Costs and Expenses

    Cost of sales                                   753,329       582,670
    Selling, general and administrative             234,942       160,624
    Depreciation and amortization                    30,517        19,584
    In-process research and development charge      203,300
    Interest, net                                    12,771         5,131
                                                -----------     ---------
         Total Costs and Expenses                 1,234,859       768,009
                                                -----------     ---------

(Loss) Earnings before Taxes on Income             (140,755)       46,493
Taxes on Income                                     (25,018)      (18,597)
                                                -----------     ---------
Net (Loss) Earnings                             $  (165,773)    $  27,896
                                                -----------     ---------
                                                -----------     ---------


Net (Loss) Earnings Per Share                   $     (3.07)    $    0.52
                                                -----------     ---------
                                                -----------     ---------



Shares used in computing net (loss) earnings
 per share                                       53,920,058    53,891,534



See accompanying notes to combined financial statements.

                                  UNOVA INC.
                     COMBINED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -----------------------
                                                     1997          1996
                                                  ---------     ---------
Sales and Service Revenues                        $ 361,761     $ 310,031
                                                  ---------     ---------
Costs and Expenses

    Cost of sales                                   240,813       226,138
    Selling, general and administrative              82,271        56,841
    Depreciation and amortization                    13,482         6,695
    Interest, net                                     5,672         2,056
                                                  ---------     ---------
         Total Costs and Expenses                   342,238       291,730
                                                  ---------     ---------

Earnings before Taxes on Income                      19,523        18,301
Taxes on Income                                      (7,810)       (7,320)
                                                  ---------     ---------
Net Earnings                                      $  11,713     $  10,981
                                                  ---------     ---------
                                                  ---------     ---------


Net Earnings Per Share                            $    0.22     $    0.20
                                                  ---------     ---------
                                                  ---------     ---------



Shares used in computing net earnings
 per share                                       53,962,845    53,891,534








See accompanying notes to combined financial statements.

                                  UNOVA, INC.
                           COMBINED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)


                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1997            1996
                                              -------------     ------------
                                               (UNAUDITED)
ASSETS

Current Assets

    Cash and cash equivalents                  $    13,368     $   149,467
    Accounts receivable, net                       493,654         394,572
    Inventories (less progress billings)           138,964          94,452
    Deferred tax assets                            102,966          53,636
    Other current assets                             7,318           3,664
                                               -----------     -----------

Total Current Assets                               756,270         695,791

Property, Plant and Equipment, at cost             378,425         293,985

Less: Accumulated Depreciation                    (217,339)       (161,477)
                                               -----------     -----------
      Property, Plant and Equipment, Net           161,086         132,508

Goodwill and Other Intangibles, Net                365,986         178,810

Other Assets                                        66,879          66,684
                                               -----------     -----------

Total Assets                                   $ 1,350,221     $ 1,073,793
                                               -----------     -----------
                                               -----------     -----------

LIABILITIES AND EQUITY


Current Liabilities

    Accounts payable                           $   293,522     $   242,168
    Payrolls and related expenses                   74,611          50,567
    Due to Western Atlas Inc.                      230,000         109,574
    Notes payable and current portion
      of long-term obligations                      44,043          27,461
                                               -----------     -----------

Total Current Liabilities                          642,176         429,770

Long-term Obligations                               17,133          14,507

Deferred Tax Liabilities                            18,248          22,727

Other Long-term Liabilities                         53,126          32,281

Equity - Investment by Western Atlas Inc.          619,538         574,508
                                               -----------     -----------

Total Liabilities and Equity                   $ 1,350,221     $ 1,073,793
                                               -----------     -----------
                                               -----------     -----------



See accompanying notes to combined financial statements.

                                   UNOVA, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                              (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------

Cash and Cash Equivalents at Beginning of Period        $ 149,467     $ 103,501
                                                        ---------     ---------


Cash Flows from Operating Activities:
    Net (loss) earnings                                  (165,773)       27,896
    Adjustments to reconcile net (loss) earnings
      to net cash used in operating activities:
         Charge for acquired in-process research and
           development costs                              203,300
         Depreciation and amortization                     30,517        19,584
         Deferred taxes                                     1,165        (1,139)
         Change in accounts receivable                     (8,183)     (108,160)
         Change in inventories                             (1,068)       12,392
         Change in other current assets                    10,179           (63)
         Change in accounts payable                       (70,935)       26,792
         Other operating activities                        (5,207)      (12,839)
                                                        ---------     ---------
    Net Cash Used in Operating Activities                  (6,005)      (35,537)
                                                        ---------     ---------


Cash Flows from Investing Activities:
    Acquisition of businesses, net of cash acquired      (385,247)
    Capital expenditures                                  (20,254)      (16,406)
    Other investing activities                               (204)          569
                                                        ---------     ---------
Net Cash Used in Investing Activities                    (405,705)      (15,837)
                                                        ---------     ---------


Cash Flows from Financing Activities
    Net transactions with Western Atlas Inc.              214,490       (12,185)
    Due to Western Atlas Inc.                             120,426         1,586
    Repayment of borrowings                               (62,375)         (253)
    Short-term obligations, net                             3,069          (809)
    Other financing activities                                  1         1,792
                                                        ---------     ---------
Net Cash Provided by (Used in) Financing Activities       275,611        (9,869)
                                                        ---------     ---------

Resulting in Decrease in Cash and Cash Equivalents       (136,099)      (61,243)
                                                        ---------     ---------

Cash and Cash Equivalents at End of Period              $  13,368     $  42,258
                                                        ---------     ---------
                                                        ---------     ---------


Supplemental disclosure of cash flow information
    Interest paid                                       $   4,343     $   1,731
    Income taxes paid                                   $  47,520     $  16,196


See accompanying notes to combined financial statements.

                                     UNOVA, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)

1. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), in the form of a dividend. Every WAI shareholder of record on October 24, 1997, was entitled to receive one share of UNOVA common stock for each WAI share of common stock held of record.

    The financial statements included in this report contain the historical accounts and operations of the former WAI businesses that now comprise the Company. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these combined financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form 10 (File No. 001-13279) under the Securities Exchange Act of 1934 as originally filed with the Securities and Exchange Commission on August 18, 1997, and as amended on October 1, 1997 and October 22, 1997. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2. The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based automated data collection company headquartered in Sweden. These companies are currently being integrated into the Automated Data Systems segment. Both transactions were funded using a combination of WAI committed credit facilities, short-term uncommitted credit lines and excess cash, and are being accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203 million assigned to acquired in-process research and development activities; $156 million assigned to goodwill (to be amortized over 25 years using the straight-line method); and $29 million assigned to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

    The following unaudited pro forma financial information for the Company reflects the Norand acquisition as if it had occurred on January 1, 1996, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, and interest associated with the increase in allocated WAI debt. The 1997 pro forma information excludes the $203.3 million charge for acquired in-process research and development activities. The unaudited pro forma information is not necessarily indicative of the results that would have been reported if the combination had occurred on the above-mentioned date. Pro forma sales and service revenues, net earnings and earnings per share for the nine months ended September 30, 1997 are $1,130.9 million, $32.6 million and $0.60, respectively. Pro forma sales and service revenues, net earnings and earnings per share for the nine months ended September 30, 1996 are $1,000.2 million, $15.2 million and $0.28, respectively.

    The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company acquired the stamping, engineering and prototyping division of Modern Prototype Company in September 1997.
    These acquisitions are integral to the Company's goals, though not currently material in the aggregate to UNOVA's combined financial statements.

    The fair values of Norand, UBI, Honsberg and Modern Prototype assets and liabilities at their respective acquisition dates are presented below for supplemental cash flow disclosure purposes:

    (in thousands of dollars)
    -------------------------

    Current assets                          $  156,198
    Net property, plant & equipment             28,746
    Goodwill and intangibles                   193,459
    Other non-current assets                    55,399
    Total debt                                 (84,163)
    Other current liabilities                 (145,451)
    Other non-current liabilities              (11,642)
    In-process research and development        203,300
                                            ----------
    Purchase price                             395,846
    Less: Cash acquired                        (10,599)
                                            ----------

    Purchase price, net of cash acquired    $  385,247
                                            ----------
                                            ----------

3. General and administrative costs include allocated charges from WAI of $12.9 million and $16.3 million for the nine months ended September 30, 1997 and 1996, respectively and $3.8 million and $5.5 million for the three months ended September 30, 1997 and 1996, respectively.

4.  The components of inventory balances are summarized below:

                                          SEPTEMBER 30,  DECEMBER 31,
                                             1997            1996
                                          ---------------------------
                                            (THOUSANDS OF DOLLARS)

    Raw materials and work in process      $115,694       $100,078
    Finished goods                           36,912         18,697
    Less progress billings                  (13,642)       (24,323)
                                           --------       --------
    Net inventories                        $138,964       $ 94,452
                                           --------       --------
                                           --------       --------


5.  Net interest expense is composed of the following:

                                  NINE MONTHS ENDED       THREE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                    1997        1996        1997        1996
                                ----------------------  ----------------------
                                (THOUSANDS OF DOLLARS)  (THOUSANDS OF DOLLARS)

    Interest expense              $15,736      $8,614      $6,472      $2,850
    Interest income                (2,965)     (3,483)       (800)       (794)
                                  -------      ------      ------      ------
    Net interest expense          $12,771      $5,131      $5,672      $2,056
                                  -------      ------      ------      ------
                                  -------      ------      ------      ------

    Interest expense includes allocated charges from WAI of $10.3 and $6.3 million for the nine months ended September 30, 1997 and 1996, respectively and $4.0 million and $2.1 million for the three months ended September 30, 1997 and 1996, respectively.

6. The Company has obtained credit facilities with a group of banks which permit the Company to borrow in excess of $450 million. These credit facilities consist of a $400 million committed credit facility and other uncommitted credit facilities. On October 31, 1997, funds borrowed under the committed facility were used to pay a $230 million dividend to WAI in connection with the spin-off.

    In November 1997, the Company entered into a three-month agreement to purchase $100 million of ten-year U.S. treasury securities at a forward rate, as the Company plans to extend the maturing of some existing short-term debt.

                                     UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNOVA, Inc. ("UNOVA" or the "Company") is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Company is engaged in the industrial automation and automated data systems businesses. The Company became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), the previous owner of the Company. The distribution is expected to be tax-free to WAI.

Sales and service revenues and segment operating profit for the three and nine months ended September 30, 1997 and 1996 are summarized below. The $203 million second quarter charge for acquired in-process research and development has been excluded from the operating profit of the Automated Data Systems segment in the 1997 nine-month period presented below:


                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                           1997          1996           1997            1996
                                          ----------------------       ----------------------
                                          (THOUSANDS OF DOLLARS)       (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

    Industrial Automation Systems      $  633,064      $ 547,605      $ 182,707      $ 218,149

    Automated Data Systems                461,040        266,897        179,054         91,882
                                       ----------      ---------      ---------      ---------

    Total Sales and Service Revenues   $1,094,104      $ 814,502      $ 361,761      $ 310,031
                                       ----------      ---------      ---------      ---------
                                       ----------      ---------      ---------      ---------

SEGMENT OPERATING PROFIT

    Industrial Automation Systems      $   74,548      $  46,909      $  25,385      $  17,573

    Automated Data Systems                 16,322         21,400          4,815          8,682
                                       ----------      ---------      ---------      ---------

    Total Segment Operating Profit     $   90,870      $  68,309      $  30,200      $  26,255
                                       ----------      ---------      ---------      ---------
                                       ----------      ---------      ---------      ---------


Total sales and service revenues increased $279.6 million or 34% for the nine months ended September 30, 1997 compared with the corresponding prior period. Total segment operating profit increased $22.6 million or 33% for the nine months ended September 30, 1997 compared with the corresponding prior period.

For the three months ended September 30, 1997, total sales and service revenues increased $51.7 million or 17% compared with the corresponding prior period. Total segment operating profit increased $3.9 million or 15% for the three months ended September 30, 1997 compared with the corresponding prior period.

INDUSTRIAL AUTOMATION SYSTEMS

Industrial Automation Systems segment ("IAS") sales increased $85.5 million or 16% and related operating profit increased $27.6 million or 59% for the nine months ended September 30, 1997 compared with the corresponding prior period. The increase in sales for 1997 was tempered due to the sale of the Company's Material Handling Systems division in the fourth quarter of 1996. IAS experiences lower profit margins in the early stages of long-term contracts (until the development risks have been mitigated). During the first several months of 1997, the integrated manufacturing systems operations experienced

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a higher level of sales and profits from contracts in the final delivery and installation phase. These projects (as well as the factors described below for the three month period) contributed to an increase in operating margins for IAS from 8.6% in 1996 to 11.8% in 1997. Accordingly, IAS backlog declined from $545.2 million at December 31, 1996 to $379.4 million at September 30, 1997.

For the three months ended September 30, 1997, IAS sales decreased $35.4 million or 16% and related operating profit increased $7.8 million or 44% compared with the corresponding prior period. The decrease in IAS sales for the three-month period is primarily attributable to the sale of the Material Handling Systems division in the fourth quarter of 1996. The increase in the three-month operating profit is primarily due to the factors describing the nine-month increase above. Also contributing to the increased operating profit are nonrecurring costs recorded in the third quarter of 1996 associated with the sale of the Material Handling Systems division and the reorganization of the Company's European and grinding businesses.

AUTOMATED DATA SYSTEMS

Automated Data Systems segment ("ADS") sales increased $194.1 million or 73% while operating profit decreased $5.1 million or 24% for the nine months ended September 30, 1997 compared with the corresponding prior period. For the three months ended September 30, 1997, sales increased $87.2 million or 95% while operating profit decreased $3.9 million or 45% compared with the corresponding prior period. The sales increase is attributable to the acquisitions of Norand and UBI. However, the process of integrating the formerly separate organizations and the restructuring of these operations to focus on core technology areas has caused a temporary negative impact on the operating profit of the combined entities. ADS operating margins, which declined from 8.0% for the nine months ended September 31, 1996 to 3.5% for the nine months ended September 30, 1997, are expected to improve beginning in 1998 following the completion of the integration and restructuring efforts.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. Norand's fiscal 1996 revenues were approximately $235 million. UBI is a European based automated data collection company headquartered in Sweden, and had fiscal 1996 sales of approximately $100 million. These companies are currently being integrated into the Automated Data Systems segment. Both transactions were funded using a combination of WAI committed credit facilities, short-term uncommitted credit lines and excess cash, and are being accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203 million assigned to acquired in-process research and development activities; $156 million assigned to goodwill (to be amortized over 25 years using the straight-line method); and $29 million assigned to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company acquired the stamping, engineering, and prototyping division of Modern Prototype Company in September 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest expense was $12.8 million and $5.1 million for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily attributable to an increase in the level of WAI allocated debt from $114.0 million at September 30, 1996 to $230.0 million at September 30, 1997. The increase in allocated debt is primarily due to the 1997 acquisitions of Norand and UBI.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained credit facilities with a group of banks which permit the Company to borrow in excess of $450 million. These credit facilities consist of a $400 million committed credit facility and other uncommitted credit facilities. On October 31, 1997, funds borrowed under the committed facility were used to pay a $230 million dividend to WAI in connection with the spin-off.

At November 21, 1997, the Company had approximately $250 million available under its committed and uncommitted credit facilities.

Cash and cash equivalents decreased from $149.5 at December 31, 1996 to $13.4 at September 30, 1997 primarily as a result of the Norand acquisition.

Total debt increased from $151.5 million at December 31, 1996 to $291.2 million at September 30, 1997 due primarily to an increase in the WAI allocated debt attributable to the use of a combination of Western Atlas' committed credit facilities and short-term uncommitted credit lines to fund the Norand and UBI acquisitions. The remaining increase is primarily attributable to capital expenditures and working capital needs of the operations.

In November 1997, the Company entered into a three-month agreement to purchase $100 million of ten-year U.S. treasury securities at a forward rate, as the Company plans to extend the maturing of some existing short-term debt.

The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital requirements. The Company does not anticipate any material adverse decline in cash flow from operations nor any significant changes in capital expenditures required to support ongoing operations.

                             PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1997.

(b) See Exhibit Index included herein on page 14.

                                     UNOVA, INC.
                                  INDEX TO EXHIBITS

 EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
 -----------                    ----------------------


  4.1 $400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed on October 1, 1997 as
              Exhibit 10M to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

  4.2         Rights Agreement dated September 24, 1997, between UNOVA, Inc.
              and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997 as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279. Pursuant to the Rights Agreement, printed Right Certificates will not be issued until the Distribution Date as that term is defined in the Rights Agreement.

  4.3 Instruments defining the rights of holders of long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

 10.1 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc.*

 10.2 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc.*

 10.3 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA Inc.*

 10.4 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc.*

 10.5 Change in Control Employment Agreements with Alton J. Brann, Michael E. Keane, Norman L. Roberts, Charles A. Cusumano and certain other officers of the Company, dated as of October 31, 1997.*

 10.6 Employment Agreement between Intermec Corporation and Michael Ohanian, dated May 18, 1995, as amended, filed on August 18, 1997 as exhibit 10J to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

  10.7        UNOVA, Inc. Director Stock Option and Fee Plan.*

  10.8 UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10I to the Company's Registration Statement on Form 10
              No. 001-13279 and incorporated herein by reference.

  10.9 UNOVA, Inc. Supplemental Executive Retirement Plan, filed on October 1, 1997 as Exhibit 10H to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

  10.10       Supplemental Retirement Agreement between UNOVA, Inc. and Alton
              J. Brann, filed on October 1, 1997 as Exhibit 10L to Amendment No. 1 to the Company's Registration Statement on Form 10
              No. 001-13279 and incorporated herein by reference.

  10.11 Employment Agreement dated August 1997, between UNOVA, Inc., and Clayton A. Williams, filed on October 1, 1997 as exhibit 10K to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

  10.12       UNOVA, Inc. 1997 Stock Incentive Plan.*

  10.13       UNOVA, Inc. Executive Severance Plan.*

  10.14 Form of Promissory Notes in favor of the Company given by certain officers and key employees.*

  10.15 Board Resolution dated September 24, 1997 establishing the UNOVA, Inc. Incentive Loan Program.*

  11 Statement of Computation of Earnings per share included herein on page 16.


  27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).


  * Copies of these documents have been included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

                                  UNOVA, INC.
        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                NINE MONTHS ENDED               THREE MONTHS ENDED
                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                 1997            1996           1997            1996
                              ----------      ---------      ----------      ---------
EARNINGS PER SHARE

    Net (Loss) Earnings       $ (165,773)     $  27,896       $  11,713       $ 10,981
                              ----------      ---------      ----------      ---------
                              ----------      ---------      ----------      ---------

  Primary (loss) earnings
    per share                    ($ 3.07)        $ 0.52          $ 0.22         $ 0.20
                              ----------      ---------      ----------      ---------
                              ----------      ---------      ----------      ---------

  Fully diluted (loss)
    earnings per share           ($ 3.07)        $ 0.52          $ 0.22         $ 0.20
                              ----------      ---------      ----------      ---------
                              ----------      ---------      ----------      ---------


SHARES USED IN EARNINGS
PER SHARE COMPUTATION

  Shares used in computing
   earnings per share(3)      53,920,058(1)  53,891,534(2)   53,962,845(1)  53,891,534(2)


 (1) Shares were computed using the weighted average balance of the WAI common stock outstanding for the nine- and three-month periods of 1997.


 (2) Shares used to calculate earnings per share were based on the outstanding WAI common stock outstanding at June 30, 1997.

 (3) Historical WAI common stock equivalents arising from various stock option plans have been excluded from the Company's earnings per share calculation as such options will not be converted into UNOVA stock options.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNOVA, INC.
                                            (Registrant)




                                             By /s/   Michael E. Keane
                                                ----------------------
                                                Michael E. Keane
                                                Senior Vice President and
                                                Chief Financial Officer






November 21, 1997