Form 10-Q/A
period 1997-09-30
UNOVA INC
filed 1998-01-15
CIK 1044590

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-Q/A
         (Mark One)

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

Pursuant to Article 11 of Regulation S-X, the Registrant hereby amends Note 2 of the "Notes to Combined Financial Statements" section of Part I, Item I -- "Financial Information", to include additional pro forma financial information, as set forth in the pages attached hereto.

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

                                  UNOVA, INC.
                           COMBINED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)


                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1997            1996
                                              -------------     ------------
                                               (UNAUDITED)
ASSETS

Current Assets

    Cash and cash equivalents                  $    13,368     $   149,467
    Accounts receivable, net                       493,654         394,572
    Inventories (less progress billings)           138,964          94,452
    Deferred tax assets                            102,966          53,636
    Other current assets                             7,318           3,664
                                               -----------     -----------

Total Current Assets                               756,270         695,791
                                               -----------     -----------

Property, Plant and Equipment, at cost             378,425         293,985

Less: Accumulated Depreciation                    (217,339)       (161,477)
                                               -----------     -----------
      Property, Plant and Equipment, Net           161,086         132,508

Goodwill and Other Intangibles, Net                365,986         178,810

Other Assets                                        66,879          66,684
                                               -----------     -----------

Total Assets                                   $ 1,350,221     $ 1,073,793
                                               -----------     -----------
                                               -----------     -----------

LIABILITIES AND EQUITY


Current Liabilities

    Accounts payable                           $   293,522     $   242,168
    Payrolls and related expenses                   74,611          50,567
    Due to Western Atlas Inc.                      230,000         109,574
    Notes payable and current portion
      of long-term obligations                      44,043          27,461
                                               -----------     -----------

Total Current Liabilities                          642,176         429,770

Long-term Obligations                               17,133          14,507

Deferred Tax Liabilities                            18,248          22,727

Other Long-term Liabilities                         53,126          32,281

Equity - Investment by Western Atlas Inc.          619,538         574,508
                                               -----------     -----------

Total Liabilities and Equity                   $ 1,350,221     $ 1,073,793
                                               -----------     -----------
                                               -----------     -----------



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

2. The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based automated data collection company headquartered in Sweden. These companies are currently being integrated into the Automated Data Systems segment. Both transactions were funded using a combination of WAI committed credit facilities, short-term uncommitted credit lines and excess cash, and are being accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203 million assigned to acquired in-process research and development activities; $156 million assigned to goodwill (to be amortized over 25 years using the straight-line method); and $29 million assigned to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4 ("FIN 4").

Unaudited pro forma sales and service revenues, net earnings and earnings per share for the nine months ended September 30, 1996 are $1,000.2 million, $15.2 million and $0.28, respectively, reflecting the Norand acquisition as if it had occurred on January 1, 1996, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, and interest associated with the increase in allocated WAI debt.

The following unaudited pro forma combined statement of operations for the nine months ended September 30, 1997 has been prepared from the historical financial statements of the Company and Norand Corporation. Norand's historical operations for the two months ended March 1, 1997 have been combined with the Company's operations for the nine months ended September 30, 1997 (which include Norand subsequent to the acquisition date), reflecting the acquisition as if it had occurred on January 1, 1997.

The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, such information is not predictive of future results of operations.


                                                       UNOVA            Norand                  Combined Pro
                                                     Historical        Historical                  Forma
                                                     Nine Months       Two Months                Nine Months
                                                        Ended            Ended                      Ended
                                                     September 30,      March 1,                 September 30,
                                                         1997             1997       Adjustments     1997
                                                     ------------      ---------   ------------- ------------
                                                          (thousands of dollars, except per share amounts)
Sales and Service Revenues                           $  1,094,104      $  36,798                $  1,130,902
                                                     ------------      ---------                ------------
Costs and Expenses
 Cost of sales                                            753,329         21,675                     775,004
 Selling, general and administrative                      234,942         17,168                     252,110
 Depreciation and amortization                             30,517          1,932   $  1,127 (a)       33,576
 In-process research and development
   charge                                                 203,300                  (203,300)(b)
 Interest,  net                                            12,771            979      2,171 (c)(d)    15,921
                                                     ------------      ---------   --------       ----------
Total Costs and Expenses                                1,234,859         41,754   (200,002)       1,076,611
                                                     ------------      ---------   --------       ----------
Earnings (Loss) before Taxes on Income                   (140,755)       (4,956)    200,002           54,291
Taxes on Income                                           (25,018)         1,487      1,815 (e)      (21,716)
                                                     ------------      ---------   --------       ----------
Net Earnings (Loss)                                  $   (165,773)     $  (3,469)  $201,817       $   32,575
                                                     ------------      ---------   --------       ----------
                                                     ------------      ---------   --------       ----------

Earnings (Loss) per Share
  (Equivalent Shares of 53.9 million)                $      (3.07)     $   (0.07)  $   3.74       $     0.60
                                                     ------------      ---------   --------       ----------
                                                     ------------      ---------   --------       ----------


    The following pro forma adjustments give effect to the acquisition of Norand as if it had occurred on January 1, 1997. The pro forma statements of operations have not been adjusted to include the acquisition of UBI in March 1997, because such results are not material to the Company's operations.

    a) To record amortization of goodwill and other intangible assets acquired in the acquisition of Norand.

    b) To eliminate the Company's non-recurring, non-tax deductible charge to expense acquired in-process research and development activities in accordance with FIN 4.

    c) To record incremental interest expense on allocated Western Atlas corporate debt using the Western Atlas estimated blended historical 7.5% annual rate.

    d) To eliminate Norand's historical interest expense related to short-term borrowings under agreements which were repaid with additional Western Atlas corporate debt concurrent with the Company's acquisition of Norand.

    e) To adjust the pro forma combined effective federal and state income tax rate to 40%.

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

    In November 1997, the Company entered into a three-month agreement to purchase $100 million of ten-year U.S. treasury securities at a forward rate, as the Company plans to extend the maturity of some of its existing short-term debt.

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






January 13, 1998