Form 10-K405
period 1997-12-31
UNOVA INC
filed 1998-03-27
CIK 1044590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13279
                            ------------------------

                                  UNOVA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-4647021
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

          360 NORTH CRESCENT DRIVE                     90210-4867
         Beverly Hills, California                     (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 888-2500
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                     WHICH REGISTERED
  -----------------------------------------  ---------------------------------
   Common Stock, par value $0.01 per share        New York Stock Exchange
     Rights to Purchase Series A Junior           New York Stock Exchange
        Participating Preferred Stock

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No X

    On February 27, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1.037 billion.

    On February 27, 1998, there were 54,510,193 shares of Common Stock outstanding, exclusive of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNOVA, INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1:       Business...................................................................................           1

  Item 2:       Properties.................................................................................          10

  Item 3:       Legal Proceedings..........................................................................          10

  Item 4:       Submission of Matters to a Vote of Security Holders........................................          10

PART II

  Item 5:       Market for the Registrant's Common Equity and Related Stockholder Matters..................          11

  Item 6:       Selected Financial Data....................................................................          11

  Item 7:       Financial Review and Analysis..............................................................          12

  Item 7A:      Quantitative and Qualitative Disclosures about Market Risk.................................          16

  Item 8:       Financial Statements and Supplementary Data................................................          16

  Item 9:       Disagreements on Accounting and Financial Disclosure.......................................          16

PART III

  Item 10:      Directors and Executive Officers of the Registrant.........................................          17

  Item 11:      Executive Compensation.....................................................................          20

  Item 12:      Security Ownership of Certain Beneficial Owners and Management.............................          33

  Item 13:      Certain Relationships and Related Transactions.............................................          35

PART IV

  Item 14:      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................          36

                Signatures.................................................................................          38

                                     PART I

ITEM 1. BUSINESS

    UNOVA, Inc. (the "Company" or "UNOVA") operates in two business segments:
Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). For the year ended December 31, 1997, ADS produced revenues and operating profits of $636.4 million and $9.1 million, respectively, and IAS generated revenues and operating profits of $789.8 million and $94.6 million, respectively. The Company became an independent public company upon the distribution of its common stock to the stockholders of Western Atlas Inc. ("WAI") on October 31, 1997.

    See Note K to the consolidated and combined financial statements for financial information by industry segment and by geographical area.

    Information related to business acquisitions, investments, and dispositions is set forth in Note B to the consolidated and combined financial statements.

GENERAL

    The Company is an industrial technologies company providing customers with solutions for improving their efficiency and productivity. The Automated Data Systems business segment comprises automated data collection and mobile computing products and services, principally serving the industrial market. Customers include distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The Industrial Automation Systems business segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasive operations, primarily serving the worldwide automotive, off-road and diesel engine manufacturing industries.

PRODUCTS AND SERVICES

    AUTOMATED DATA SYSTEMS. The Company's automated data collection ("ADC") and mobile computing systems business comprises the Intermec, Norand and UBI activities. Intermec was acquired in 1991; Norand and UBI were acquired early in 1997. In 1997, these three companies were consolidated into one organization called Intermec Technologies Corporation, serving the global bar code, data collection and mobile computing market, which has grown approximately 12% to 15% annually over the past five years. This newly created organization was divided into three global product divisions: Local Area Systems, Norand Mobile Systems and Identification Systems. ADS, which included only Intermec's results until the 1997 acquisitions of Norand and UBI, accounted for 44%, 32% and 34% of the Company's consolidated and combined revenues in 1997, 1996, and 1995, respectively.

    In 1997, the Company acquired radio frequency identification ("RFID") technology from IBM Corporation. The Company intends to further develop this RFID technology and in 1997 acquired 13% of Amtech Corporation ("Amtech") in order to support such development. The Company and Amtech were unable to agree on the structure of a proposed product development alliance and are currently exploring other mutually agreeable means to complete the RFID development. According to industry statistics, the U.S. RFID market grew over 30% in 1996 to $200 million.

    This combination of companies and capabilities establishes the Company as a leading participant in the growing automated data collection marketplace. Together, they offer a broad range of products which are used to gather, organize, process, transmit and exchange information between various field-based or in-premise locations and central computers or information retrieval systems. By facilitating sale order processes, and tracking parts, work-in-process, finished products and people through manufacturing, distribution and other commercial operations, industrial users are able to control inventory and to improve the productivity, quality and responsiveness of their operations, from supply chain management and enterprise resource planning ("ERP") to field sales and service.

    LOCAL AREA SYSTEMS. The Company continues to demonstrate market leadership in the wireless LAN industry. Intermec was first to offer a network architecture that provides customers with the ability to use multiple radio technologies within one system. This Radio Independent-TM- wireless LAN solution supports all major radio technologies (including synthesized UHF, 900 MHz and 2.4 GHz direct sequence and frequency hopping spread spectrum radio technologies), giving customers the ability to choose the best radio technology for their application. To ensure compatibility with the customer's host system, all major industry standard networks are supported.

    The Company has developed an extensive line of hand-held computers, stationary and vehicle-mounted terminals that combine PC-type capability with scanning and data transmission abilities. Intermec's
TRAKKER-Registered Trademark- family of products ranges from low-cost, hand-held batch data collection devices to sophisticated and powerful terminals, computers and network products. For high-performance solutions, the Company's "open systems" data collection computers deliver maximum flexibility for customers with diverse application requirements.

    NORAND MOBILE SYSTEMS. As a leader in mobile computing systems, especially with its PEN*KEY-Registered Trademark-terminals, the Company provides comprehensive data communications, application software, hand-held and truck-mounted rugged PC products with peripherals and printer solutions. These solutions enable customers engaged in route distribution, transportation and field service applications to manage sales, service and inventory information in real time.

    Mobile computing refers to rugged PC-based devices for route accounting, meter reading, field services and sales management, rather than general personal or desktop computing applications. In combination with wireless communications, mobile computing enables remote workers to have access to centralized computer applications and databases and to send and receive information through wireless networks for improved productivity, efficiency and accuracy of data.

    IDENTIFICATION SYSTEMS. Intermec's Identification Systems products, which include charged couple device ("CCD") scanners and imagers, wands, laser scanners and media products, have the ability to read or collect data, and print data on customized labels and tags.

    The Company's line of flexible "on demand" bar code printers ranges from low-cost, light- to heavy-duty industrial models that accommodate a wide array of printing widths and label configurations. A variety of specialty printers provides custom solutions ranging from color printing to the inclusion of promotional information with the bar code data contents or high-resolution (400
DPI) quality to ensure sharp fonts and precise graphics, even on extremely small labels for the electronics industry.

    TECHNOLOGIES/TRENDS. The Company is consistently broadening the application of ADC and mobile computing by developing or integrating new technologies into its product range. Latest examples include the Company's smart, vehicle-based docking solution for pen-based computers as well as 2-D bar codes, smart cards and RFID. Tags or labels based on RFID technology can be updated during their use, making them an integral part of an electronic information network.

    Major offices and manufacturing facilities are located in the states of Iowa, Ohio and Washington; and internationally in The Netherlands, Sweden, France and Australia.

    INDUSTRIAL AUTOMATION SYSTEMS. The Company is a major designer, producer and integrator of manufacturing technologies, primarily for the global automotive, off-road and diesel engine industries, but also for other markets such as electronics and durable goods. Products include integrated manufacturing systems for the production of powertrain components such as engines, transmissions and connecting rods, and chassis components such as steering knuckles, rear axle housings and brake calipers; body welding and assembly systems; test and automation equipment for integration into production lines; precision grinding and abrasives; the redesign, remanufacturing and retooling of installed equipment; and design/engineering services.

    The Company's IAS segment includes the following divisions: Lamb Technicon Machining Systems, Lamb Technicon Body & Assembly Systems, Lamb Assembly & Test Systems, Modern Prototype, Lamb UK, Honsberg Lamb, Landis Gardner, Landis Lund, Goldcrown Machinery and Cranfield Precision.

    INTEGRATED MANUFACTURING SYSTEMS. The Company designs, integrates and installs integrated machining systems for the world's automotive and off-road vehicle industries. The integrated manufacturing systems divisions design manufacturing solutions for all production volumes of powertrain components-primarily engines and transmissions. Integrated manufacturing systems accounted for 27%, 39% and 38% of the Company's consolidated and combined revenues in fiscal 1997, 1996 and 1995, respectively.

    The product lines include computer-numeric-control ("CNC") machines for low-volume applications (up to 25,000 units of production annually), and modular flexible production systems for medium- (25,000 to 75,000 units of production annually) and high-volume (75,000 to 250,000 units of production annually) requirements. The integrated manufacturing systems operations specialize in utilizing simultaneous engineering techniques, in conjunction with its customers, to develop optimum solutions to complex manufacturing requirements. Historically, the Company has specialized in designing solution sets for manufacturing cylinder heads, engine blocks and transmission cases. However, the retooling of existing systems and the design of manufacturing processes for smaller parts also have expanded into growing businesses for the Company in recent years.

    The Company's emphasis on engineering has resulted in the advancement of machining processes. These upgrades offer lower life-cycle costs and improved production performance by reducing unproductive time during operation. Innovations also include the design of "modular" systems, which result in shorter design, integration and installation cycles, better flexibility of transfer line systems using less production floor space, and faster throughput at much lower costs. The Company has developed modular transfer systems in which parts are mounted on pallet fixtures that transport work pieces between workstations faster than guided vehicles could between flexible machining systems.

    Recent additions to the Company's product range include modular machining centers that perform continuous high-speed, high-precision machining of cast iron, aluminum or magnesium parts. The Duraflex CNC machine line is designed to produce a variety of cylinder heads or engine blocks, in a random-run environment, while maintaining close tolerances. The MACH I-TM- dual-spindle machine has been designed to improve the efficiency of CNC machines in higher-volume production scenarios. The MACH I-TM- can complete a machining operation, change tools and resume machining, all in less than one second.

    These new designs allow the machines to operate in stand-alone, cellular or system configurations. Larger systems also can be adapted to process changes by exchanging single machining modules on a transfer line. The utilization of advanced process technology, as represented in these newest CNC machines, has enabled the Company to provide highly accurate, durable and truly flexible machining systems.

    The Company's emphasis on process engineering is demonstrated by its efforts in "simultaneous engineering," a process in which manufacturing solutions are developed with the customer while the customer's product design and engineering phases are still underway. In these processes, another important technology, "virtual manufacturing," creates sophisticated 3-D computer simulations that are used by the Company to design and pre-program systems, workflow and single machining operations.

    BODY WELDING AND ASSEMBLY SYSTEMS. The Company designs automated systems to assemble and weld high-quality automobile and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and sub-assemblies for the automotive industry. The Company also provides engineering services and advanced electronic design technology in the areas of computer simulations and three-dimensional tool design.

    Using computer simulations and 3-D tool design, UNOVA has established one of the broadest product and process design capacities in the industry. Tool design and prototyping are now linked directly into the actual production systems engineering process, reducing costs and risks for customers long before their car body projects move into the capital investment stage. Through its Assembly and Test Systems operations, the division also designs and builds specialized assembly and/or testing equipment and systems for a variety of manufacturing applications. Body Welding and Assembly Systems accounted for 14%, 12% and 8% of the Company's consolidated and combined revenues in fiscal 1997, 1996 and 1995, respectively.

    A number of proprietary technologies have been developed for use in automotive assembly. Examples are specialized material handling solutions to move subassemblies or complete car bodies through the manufacturing process, such as overhead non-synchronous gantries. The Company also is recognized for its expertise in "hemming," the process of attaching exterior sheet metal to the interior frames of doors, hoods, deck lids and similar "hang-ons" or "closures." Another solution is called "flexible body framing," a patented system which enables consistent, high-precision positioning for final body assembly.

    PRECISION GRINDING AND ABRASIVES. The Company develops and produces precision grinding systems and equipment for the global manufacturing market. A key area of the Company's expertise is the application of precision cylindrical and disc grinding technologies to medium- and high-volume production of car engines and transmission components such as camshafts, crankshafts or connecting rods. Precision Grinding and Abrasives accounted for 15%, 17% and 20% of the Company's consolidated and combined revenues in fiscal 1997, 1996 and 1995, respectively.

    Among the Company's new developments in precision grinding are a CNC machine for grinding the lobes of automotive camshafts. This advanced camlobe grinder uses superabrasive cubic boron nitride ("CBN") grinding wheels, which are capable of higher grinding speeds, more consistent accuracy, and longer effective performance life. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics.

    Other technological innovations include a camshaft lobe grinder for large-scale production of soft camshaft applications, centerless grinders for high-production parts processing, a new generation of double-disc grinding machines used for precision machining of parts with flat and parallel sides and a horizontal double-disc grinder for automotive connecting rods. The Company also has developed sophisticated software tools for monitoring and controlling grinding processes and dressing grinding wheels.

    TECHNOLOGIES/TRENDS. UNOVA continues to develop manufacturing technologies to broaden its product offerings and respond to automotive customers' needs to lower costs, improve fuel consumption and decrease car emissions. New modular, multi-spindle machining centers are reducing cycle time, and flexible fixturing systems are under development to cut costs of high-volume machining. Advances in grinding technologies have allowed UNOVA to move into the silicon wafer market, where the Company's technologies are applied to the grinding and polishing of wafers for the semiconductor industry.

    The Industrial Automation Systems segment's major offices and production facilities are located in Kentucky, Illinois, Michigan, Ohio and Pennsylvania and internationally in Canada, the United Kingdom and Germany.

BUSINESS STRATEGY

    The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing and distribution applications. Both business segments, Automated Data Systems and Industrial Automation Systems, offer single products as well as integrated solutions to their customers.

    Future growth in these businesses is expected to result from expansion of the Company's existing operations and its customer base, and through acquisitions. In seeking acquisitions, the Company will concentrate on technologies, products and services that enhance customer productivity and efficiency, and those that can be characterized as growth drivers.

    The ongoing development of the Company's ADC/mobile computing activities will depend primarily on the application of new technologies and products to maintain its position in this technology-driven market. The Company believes it has the necessary technical expertise to achieve this goal. Future geographic opportunities have been identified outside North America, particularly in Europe, Latin America and Asia, where the use of data collection technology is less developed. To capitalize on these emerging markets, the Company is expanding its international marketing, distribution and support network, and is engaged in an ongoing program to locate Company-owned resources in key markets worldwide. In its Industrial Automation Systems business segment, the Company plans to continue to develop its existing customer base by seeking a greater role in customer projects, by continuing its emphasis on product development and by expanding its international activities.

    The Company also intends to increase its presence in market segments where it presently holds a smaller market share, such as the body welding and assembly systems area, and the application of lower-volume flexible manufacturing systems and CNC machines. In some areas the Company also has developed high-precision manufacturing technologies that should allow it to establish a presence in growth markets such as microelectronics with its new generation of ultra-high-precision wafer grinders.

    In recent years, cost-cutting needs and quality requirements in the automotive industry have affected the Company's relationships with its customers. The carmakers' trend toward fewer suppliers has benefited the Company and allowed it to expand its market participation. These market-driven changes also have forced many smaller competitors to either withdraw from the market or reduce their role to that of a second or third tier supplier. The Company's strategy has been to establish an extensive outsourcing network of qualified suppliers in North America and overseas, thereby avoiding unnecessary vertical integration and gaining flexibility in its market approach.

    Both major business segments should be able to grow from established positions in their respective markets; often serving customers in a multitude of projects that result in repeat business opportunities.

MARKETS AND CUSTOMERS

    AUTOMATED DATA SYSTEMS. Because Automated Data Systems represents technologies that can be utilized by a company of any size, and small systems can be installed at very low cost, the market is extensive. Worldwide sales of automated data systems equipment reached over $7 billion in 1997, according to estimates from independent research sources. These sources also predict that the overall market will continue to grow at an annual rate of approximately 12% to 15% over the next several years.

    Market growth is driven by the global need for technologies and solutions that improve quality, productivity and cost-efficiency in business and government, particularly through logistics automation, supply chain management and ERP solutions. Worldwide coverage with a dedicated sales organization is therefore a major advantage.

    Through its application of technologies in the manufacturing, warehouse-distribution, transportation, health care, government and other non-retail markets, the Company maintains a strong position in the global non-retail ADC/mobile computing market.

    The Company sells and services its products through multiple sales and distribution channels: a direct field sales force which concentrates on large, complex systems sales; value added resellers that offer applications-specific solutions; and alliances with major systems integrators. The Company's direct sales organization serves customers from offices throughout North America, Europe and in some selected countries outside these regions. An indirect sales channel includes long-time exclusive relationships with value-added distributors and master resellers.

    Although the Company obtains approximately 48% of its sales through indirect sales channels, no individual value-added distributor or reseller is material to overall Company results. The Company also maintains contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

    The mobile computing systems market consists of several applications, such as route accounting for the distribution and package/parcel delivery industries, sales merchandising, remote delivery and field service. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service and home service industries. The radio frequency ("RF") systems market comprises manufacturing, warehousing and distribution center and retail applications.

    Manufacturing applications include the collection and communication of information related to receipt of materials, work-in-progress, finished goods inventory and other functions throughout the manufacturing process. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval and shipping. Retail applications include the automation of shelf label maintenance and product shipping and receiving functions.

    International sales opportunities exist in countries where mobile computing systems market practices and other applications are similar to those in the U.S. The extent of RF systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation and the RF regulatory environment. The major markets for printers are manufacturing, distribution, warehousing, transportation, health care, government and other services.

    INDUSTRIAL AUTOMATION SYSTEMS. The Company participates in the automotive manufacturing and general manufacturing markets. Investments by automotive customers are driven by model changes; competitive pressures; government regulations such as emission standards and gasoline consumption rates; and by the customers' own internal spending cycles. Investments in diesel engine manufacturing are driven by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles.

    Customers for the Company's integrated manufacturing systems products are the major auto and diesel manufacturers and their tier 1 suppliers. Although the passenger car and light truck industries continue to represent this division's largest market, business from diesel engine manufacturers has grown in recent years.

    The Company believes that its future growth in this business segment will be dependent on its ability to expand the scope of products and services it can offer to its current customer base. Many of these additional products should also allow it to expand into other industrial manufacturing markets.

    Based upon internal surveys of equipment installed at customer engine and transmission plants, management believes that the Company is a leading global supplier of production systems for engine, transmission and chassis components in a more than $6 billion market. While the Company is not yet a leader in the body welding and assembly industry, its growth rate in recent years has exceeded that of the market which is estimated to be about $3 billion in North America and Europe.

    A substantial majority of the Industrial Automation Systems segment's total revenues is generated by worldwide automotive and diesel engine industry purchases of automated manufacturing systems, including integrated machining, body welding and assembly and precision grinding systems. Among customers for such equipment, U.S. and Canadian auto and auto-related manufacturers currently account for more than 69% of the Industrial Automation Systems sales, and manufacturers in Europe account for about 29%. The remainder of sales represents products exported from the Company's production facilities, mostly for installation in Latin America and Asia.

    Recent major customers include U.S.-based Chrysler, Cummins, Ford, General Motors, Navistar and Detroit Diesel; in foreign markets, the major Western European auto manufacturers, BMW/Rover, Fiat, Mercedes Benz, Jaguar, Peugeot, Renault, Volkswagen, and the European subsidiaries of the large U.S. manufacturers, as well as Yuchai Diesel in China, Tata (Telco) in India and Kamaz in Russia. The Company has also won major systems contracts for the "transplant" manufacturing facilities of foreign auto makers, including both European and Japanese, and also serves the automotive components manufacturing market.

COMPETITION

    Strong competition exists both in the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based on price, technology and service.

    AUTOMATED DATA SYSTEMS. The market for ADC/mobile computing systems is highly fragmented. Based on independent market surveys, management believes that Intermec Technologies Corporation is one of the largest participants measured by revenues, with a market share close to 10% in the automated data systems industry. The other two major participants are Symbol and Telxon. The Company also faces strong competition for single product lines from specialized suppliers.

    The Company competes on the basis of its open modular systems approach, network and communications expertise, applications software, level of sales and support services, and product functionality, performance, ruggedness and overall quality.

    The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms manufacture and market hand-held systems for route accounting applications, including Telxon and Fujitsu. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Teklogix, Symbol, and Telxon. On the printer side, the Company faces competition from Zebra, Eltron, Datamax and many others, depending on the geographic area.

    INDUSTRIAL AUTOMATION SYSTEMS. While product quality is a key determinate in the competition to win market share, pricing remains the most important criteria in the global market. Integrated Manufacturing Systems' strength is the ability to design reliable and efficient manufacturing processes for its customers and combine them with cost-effective machining solutions in order to win orders against strong competition.

    There are numerous competitors in the markets served by integrated manufacturing; major competitors include four German companies and one in Italy.

    The market for high-volume production systems for engines and transmissions in North America and Europe is divided among approximately ten major competitors and numerous smaller participants. Major competitors are Thyssen/Giddings & Lewis, Ingersoll Milling and Grob (Germany). Management estimates that the Company has approximately a 12% share of this market.

    In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines to address specific markets. Some of the stronger competitors have been or are aligned with machine tool companies for "total capability." In North America, there are eight main competitors and another seven in Europe. The primary competitors include DCT, Progressive Industries (PICO) and Valiant in the U.S.; Thyssen, FFT and Kuka in Germany and Comau in Italy.

    In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Koerber Group, Naxos Union and Junkers in Germany; and Guistina in Italy.

RESEARCH AND DEVELOPMENT

    Companywide expenditures on research and development activities amounted to $53.1 million, $29.7 million and $27.5 million, substantially all of which was sponsored by the Company, in the years ended December 31, 1997, 1996 and 1995, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B to the consolidated and combined financial statements.

PATENTS AND TRADEMARKS

    The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been secured over a period of years. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by expiration thereof.

    The Company has approximately 28 patent licenses under which it paid out or received income in the year ended December 31, 1997. During 1997, the aggregate amount of license fees paid by the Company was approximately $11.8 million, and the aggregate amount of license fees received was approximately $914 thousand.

SEASONALITY; BACKLOG

    Sales backlog was $395 million, $595 million and $579 million at December 31, 1997, 1996 and 1995, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the Industrial Automation Systems segment. The Automated Data Systems market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

EMPLOYEES

    At December 31, 1997, the Company had approximately 7,060 full-time employees, of which approximately 3,170 are engaged in the Automated Data Systems business, approximately 3,770 in the Industrial Automation Systems segment and approximately 120 in corporate and shared services.

ENVIRONMENTAL AND REGULATORY MATTERS

    During 1997, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

    Radio emissions are the subject of governmental regulation in all countries in which the Company currently conducts business. In North America, both the Canadian and the U.S. governments publish relevant regulations, and changes to these regulations are made only after public discussion. In some countries regulatory changes can be introduced with little or no grace period for implementing the specified changes. Furthermore, there is little consistency among the regulations of various countries outside North America, and future regulatory changes in North America are possible. These conditions introduce uncertainty into the product planning process and could have an adverse effect on the ADC/ Mobile Computing business.

    The European Community ("EC") has passed a directive requiring its members to adopt laws relating to electro-magnetic compatibility and emissions standards. These standards will apply to ADC/Mobile Computing products sold in EC member countries as those countries adopt the EC standards into law. Currently, the Company believes that its products are in material compliance with the regulations in force in each of the EC member countries.

RAW MATERIALS

    The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. No single supplier provides 10% or more of the Company's raw materials, nor do raw materials from any one supplier generate 10% or more of the Company's consolidated revenues. The Company does not have any long-term supply agreements relating to raw materials.

ITEM 2. PROPERTIES

    The Company's executive offices, in owned premises, are at 360 North Crescent Drive, Beverly Hills, California. Its principal plants and offices have an aggregate floor area of approximately 4,137,324 square feet, of which 3,392,064 square feet (82%) are located in the United States, and 745,260 square feet (18%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

    These properties are used by the business segments as follows:

                                                                        SQUARE
                                                                         FEET
                                                                       ---------
Industrial Automation Systems........................................  3,056,666
Automated Data Systems...............................................   748,108
                                                                       ---------
                                                                       3,804,774
                                                                       ---------
                                                                       ---------

    Approximately 3,102,885 square feet (75%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

    The Company's plants and offices in the United States are situated in 20 locations in the following states:

                                                                        SQUARE
STATE                                                                    FEET
---------------------------------------------------------------------  ---------
Michigan.............................................................   887,450
Pennsylvania.........................................................   495,662
Kentucky.............................................................   400,779
California...........................................................   332,550
Washington...........................................................   312,000
Illinois.............................................................   306,015
Ohio.................................................................   289,483
Iowa.................................................................   269,725
Other states.........................................................    98,400
                                                                       ---------
                                                                       3,392,064
                                                                       ---------
                                                                       ---------

    The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are adequate for present operations.

    The foregoing information excludes Company-held properties leased to others and also excludes plants or offices which, when added to all other of the Company's plants and offices in the same city, have a total floor area of less than 50,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

    The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. Although the results of litigation proceedings cannot be predicted with certainty, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, since October 31, 1997, the date on which the Company became an independent public company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                                                            PAGE
                                                                            ----
Quarterly Financial Information (unaudited)...............................  F-23
Dividend Information......................................................  F-15

ITEM 6. SELECTED FINANCIAL DATA

                                  UNOVA, INC.

                                                                                              FIVE MONTHS
                                                          YEAR ENDED DECEMBER 31,                ENDED      YEAR ENDED
                                                 ------------------------------------------  DECEMBER 31,    JULY 31,
                                                   1997       1996       1995       1994         1993          1993
                                                 ---------  ---------  ---------  ---------  -------------  -----------
OPERATING RESULTS:
Sales and Service Revenues                       $ 1,426.2  $ 1,164.7  $   942.9  $   971.1    $   360.9     $   844.3
                                                 ---------  ---------  ---------  ---------  -------------  -----------
Operating Costs and Expenses
  Cost of sales................................      981.4      841.8      669.3      689.9        270.2         589.9
  Selling, general and administrative (1)......      535.9      218.7      194.1      199.9         79.4         170.6
  Depreciation and amortization................       40.6       27.0       26.1       28.7         12.0          26.8
                                                 ---------  ---------  ---------  ---------  -------------  -----------
    Total......................................    1,557.9    1,087.5      889.5      918.5        361.6         787.3
                                                 ---------  ---------  ---------  ---------  -------------  -----------
Earnings (Loss) before Interest and Taxes
  (2)..........................................     (131.7)      77.2       53.4       52.6         (0.7)         57.0
Interest Expense, net (3)......................      (16.7)      (7.1)      (9.3)     (15.7)        (4.3)         (5.1)
Taxes on Income................................      (23.0)     (28.1)     (17.9)     (15.3)        (0.3)        (20.5)
                                                 ---------  ---------  ---------  ---------  -------------  -----------
Net Earnings (Loss) (2)........................  $  (171.4) $    42.0  $    26.2  $    21.6    $    (5.3)    $    31.4
                                                 ---------  ---------  ---------  ---------  -------------  -----------
                                                 ---------  ---------  ---------  ---------  -------------  -----------
Basic and Diluted Net Earnings (Loss)
  per Share (2)................................  $   (3.17) $    0.78  $    0.49  $    0.40    $   (0.10)    $    0.58
Equivalent Shares (4)..........................     54,056     53,892     53,892     53,892       53,892        53,892

FINANCIAL POSITION (at end of period):
Total Assets...................................  $ 1,356.4  $ 1,073.8  $   919.0  $   860.8    $   799.0     $   748.0
Notes Payable and Current Portion of Long-term
  Obligations..................................  $    86.6  $    27.5  $    22.2  $    41.7    $     7.1     $     4.3
Long-term Obligations..........................  $   216.9  $    14.5  $    14.1  $     9.0    $     8.9     $    19.1
Allocated Portion of Western Atlas Debt........             $   109.6  $   112.4  $   112.8    $   211.0     $    27.3
Working Capital................................  $   277.8  $   266.0  $   194.7  $   115.2    $    53.0     $   199.5
Current Ratio..................................        1.6        1.6        1.6        1.3          1.1           2.0
Total Debt as a Percentage of Total
  Capitalization...............................         34%        21%        23%        27%          37%           10%

------------------------------

(1) General and Administrative Costs include allocated charges from Western Atlas of $13.5 million, $22.2 million, $19.9 million, $27.6 million, $8.1 million and $14.1 million for the years ended December 31, 1997, 1996, 1995 and 1994, the five months ended December 31, 1993, and the fiscal year ended July 31, 1993, respectively. The year ended December 31, 1997 includes charges of $211.5 million, or $3.91 per share, for the value of acquired in-process research and development activities resulting from acquisitions made during the year.

(2) Amounts presented for the year ended July 31, 1993 are before a cumulative effect of a change in accounting principle for the adoption of the provisions of SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company elected immediate recognition of the transition liability, and recorded a net of tax charge of $9.3 million. Net earnings for the period were $22.1 million and earnings per share were $0.41 after the cumulative effect of a change in accounting principle.

(3) Interest expense includes allocated charges from Western Atlas of $12.0 million, $8.3 million, $8.4 million, $12.1 million, $3.7 million and $3.9 million for the years ended December 31, 1997, 1996, 1995 and 1994, the five months ended December 31, 1993, and the fiscal year ended July 31, 1993, respectively.

(4) In thousands. The number of common shares used to calculate earnings per share prior to 1997 is based on the number of Western Atlas Common Stock that was outstanding as of June 30, 1997.

ITEM 7. FINANCIAL REVIEW AND ANALYSIS

RESULTS OF OPERATIONS

    Sales and service revenues and segment operating profit for the years ended December 31, 1997 (excluding the $211.5 million charges for acquired in-process research and development), 1996 and 1995, were as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)

SALES AND SERVICE REVENUES
Automated Data Systems.........................................................  $   636.4  $   367.3  $   320.6
Industrial Automation Systems..................................................      789.8      797.4      622.3
                                                                                 ---------  ---------  ---------
Total Sales and Service Revenues...............................................  $ 1,426.2  $ 1,164.7  $   942.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

SEGMENT OPERATING PROFIT
Automated Data Systems.........................................................  $     9.1  $    30.1  $    13.0
Industrial Automation Systems..................................................       94.6       69.5       61.9
                                                                                 ---------  ---------  ---------
Total Segment Operating Profit.................................................  $   103.7  $    99.6  $    74.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

    Total sales and service revenues increased $261.5 million, or 22% for the year ended December 31, 1997 compared with the corresponding prior period. Total segment operating profit, excluding the $211.5 million charges for acquired in-process research and development, increased $4.1 million, or 4% for the year ended December 31, 1997 compared to the corresponding prior period.

    ADS revenues increased by $269.1 million, or 73% due to the acquisitions of Norand Corporation ("Norand") and United Barcode Industries ("UBI"). However, ADS operating profit declined by $21.0 million, or 70% due primarily to the process of integrating the newly acquired companies with Intermec and the costs of a long-term contract related to wireless radio frequency identification ("RFID") technology purchased from IBM Corporation. Operating profit margins, which declined from 8.2% in 1996 to 1.4% in 1997, are expected to improve following the completion of the integration efforts in 1998.

    IAS revenues decreased $7.6 million, or 1% and related operating profit increased $25.1 million, or 36% for the year ended December 31, 1997 compared with the corresponding prior period. The decrease in IAS revenues is primarily attributable to the sale of the Material Handling Systems ("MHS") division in November 1996, which offsets an increase in integrated manufacturing systems revenues. IAS experiences lower profit margins in the early stages of long-term contracts until the development risks have been mitigated. During 1997 the integrated manufacturing systems operations experienced a higher level of revenues and profits from contracts in the final delivery and installation phase. These projects contributed to an increase in operating margins for IAS from 8.7% in 1996 to 12.0% in 1997. Accordingly, IAS backlog declined from $545.0 million at December 31, 1996 to $332.0 million at December 31, 1997. Also contributing to the increased operating profit are nonrecurring costs recorded in 1996 associated with the MHS sale and the reorganization of the Company's European and grinding businesses.

    The Company acquired Norand on March 3, 1997, and UBI on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European-based automated data collection company headquartered in Sweden. These companies are currently being integrated into the ADS segment. Both transactions were funded by Western Atlas borrowings and cash on hand, and have been accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280.0 million and $107.0 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203.3 million assigned to in-process research and development activities; $154.1 million assigned to goodwill (amortized over 25 years); and $29.0 million assigned to other intangibles (amortized over periods ranging from 4 to 18 years). During the second quarter of 1997, the Company expensed the amounts assigned to acquired in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

    The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company acquired the stamping, engineering, and prototyping division of Modern Prototype Company in September 1997. In December 1997, UNOVA acquired Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. Also, in November 1997, the Company acquired 13% of the common stock of Amtech Corporation, a global provider of systems and solutions using wireless data and RFID technologies.

    Selling, general and administrative ("SG&A") expense as a percentage of sales and service revenues increased to 22.7% for the year ended December 31, 1997, compared to 18.8% in 1996. This increase is primarily due to a higher percentage of the Company's 1997 sales coming from the ADS segment, where SG&A rates are historically higher than those experienced in the IAS segment. ADS sales as a percentage of total Company sales increased to 44.6% in 1997 from 31.5% in 1996.

    Net interest expense was $16.7 million and $7.1 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily due to an increase in the level of Western Atlas allocated debt from $109.6 million at December 31, 1996 to $230.0 million at October 31, 1997 (when the Company paid this amount to WAI as an intercompany dividend). The increase in allocated debt is primarily attributable to the 1997 acquisitions of Norand and UBI.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

    Total sales and service revenues increased by $221.8 million, or 24%, and related segment operating profit increased $24.7 million, or 33% for the year ended December 31, 1996 compared with the corresponding prior period.

    ADS revenues increased by $46.7 million, or 15% as a result of the success of new product introductions and increased deliveries on Intermec's five-year purchase agreement with the U.S. Government. Revenues attributable to new product introductions rose by $23.0 million, or 209%, and related unit shipments increased 213% over 1995 levels. Revenues under the purchase agreement with the U.S. Government increased $16.0 million, primarily attributable to a 38% increase in unit hardware shipments.

    ADS operating profit increased by $17.1 million in 1996, and operating margins improved from 4.1% in 1995 to 8.2% in 1996. In 1995, margins were adversely impacted by changes in product mix and competitive pressure on pricing of certain mature product lines. Approximately one percentage point of the 1996 increase was due to improved margins on media products (labels and printer ribbons), while the remaining improvement resulted from the Company responding to factors contributing to the 1995 decrease. The 1995 decrease in margins was affected by the cost of a shift from proprietary to open architecture systems which caused an approximate two percentage point decrease, while pricing pressure contributed to an additional decrease of approximately two percentage points.

    IAS revenues increased by $175.1 million, or 28% in 1996, and its operating profit increased by 12% to $69.5 million. Operating margins declined from 10.0% in 1995 to 8.7% in 1996 as a result of lower profit recognition in the early stages of certain 1996 contracts. Backlog improved to $545.0 million at December 31, 1996 compared to $501.0 million at the prior year-end.

    SG&A expense as a percentage of sales and service revenues decreased to 18.8% for the year ended December 31, 1996, compared to 20.6% in 1995. This decrease is primarily due to a higher percentage of the Company's 1996 sales coming from the IAS segment, where SG&A rates are historically lower than those experienced in the ADS segment. Furthermore, IAS sales growth in 1996 was attributable to divisions with lower SG&A rates, not the MHS division, which carried a higher SG&A rate.

    Net interest expense decreased from $9.3 million in 1995 to $7.1 million in 1996 because of lower levels of allocated Western Atlas debt, offset by reduced interest income attributable to lower average balances in cash and marketable securities.

FOREIGN CURRENCY TRANSACTIONS

    The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency fluctuations did not have a significant impact on operations during fiscal years 1997, 1996 and 1995. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time. The Company hedges transactions from time to time, but the amount and volume of such transactions are not material.

    For fiscal year 1997, the Company derived approximately 30% of its revenues and approximately 35% of its operating profits (exclusive of corporate overhead and charges for acquired in-process research and development) from non-U.S. operations. However, at December 31, 1997, identifiable assets attributable to foreign operations comprised 20% of total assets (of which the largest components were attributable to European operations). Therefore, exposure of identifiable assets to foreign currency fluctuations or expropriations is not significant.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and marketable securities decreased from $149.5 million at December 31, 1996 to $13.7 million at December 31, 1997 primarily as a result of the Norand and UBI acquisitions.

    Total debt increased from $151.5 million at December 31, 1996 to $303.6 million at December 31, 1997 due primarily to the use of committed and uncommitted credit facilities to fund the Norand and UBI acquisitions. The remaining increase is primarily attributable to capital expenditures and working capital needs of the operations. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital requirements. At December 31, 1997, the Company has unused credit facilities of approximately $275.0 million. The Company does not anticipate any material adverse decline in cash flow from operations nor any significant changes in capital expenditures required to support ongoing operations.

    In March 1998, subsequent to the end of the fiscal year, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt, which increased the Company's total additional available borrowing capacity to $512.0 million, comprising a $400.0 million unsecured committed credit facility and $112.0 million of uncommitted credit facilities.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Any such computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modification and testing process prior to December 31, 1999. In addition, the Company is actively working with others with whom it does significant business to assess their Year 2000 compliance efforts and the Company's exposure to them.

    The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to the financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

INFLATION

    In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In February 1998, Statement of Financial Accounting Standards No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company is evaluating what additional disclosures may be required upon the implementation of SFAS Nos. 130, 131 and 132.

FORWARD-LOOKING STATEMENTS

    The Company cautions readers that, in addition to the historical information covered in this report, included are certain forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such factors include, but are not limited to, fluctuations in the strength of the automotive market; technological developments, particularly in the ADC/Mobile Computing System industry; competitive conditions; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; general economic conditions; governmental regulations; and risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The

Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Management's Responsibility for Financial Reporting.......................   F-1
Independent Auditors' Report..............................................   F-2
Consolidated and Combined Statements of Operations........................   F-3
Consolidated and Combined Balance Sheets..................................   F-4
Consolidated and Combined Statements of Cash Flows........................   F-5
Notes to Consolidated and Combined Financial Statements...................   F-6
Quarterly Financial Information (unaudited)...............................  F-23

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

    Each of the directors of the Company identified below was elected to his initial term on the Board of Directors on October 31, 1997, except that Alton J. Brann was first elected a director of the Company on August 13, 1997. The Certificate of Incorporation and By-laws of the Company provide that the Company's Board will be divided into three classes of directors, with the classes to be as nearly equal in number as possible. Of the initial directors, Mr. Frank and Dr. Hoch will serve until the 1999 Annual Meeting of Shareholders; Dr. Sample and Mr. Walsh will serve until the 2000 Annual Meeting of Shareholders; and Mr. Brann will serve until the 2001 Annual Meeting of Shareholders. Starting with the 1999 Annual Meeting of Shareholders, one class of directors will be elected each year for a three-year term.

                                                                    POSITION WITH THE COMPANY AND
                                                                   PRINCIPAL BUSINESS AFFILIATIONS
NAME                                AGE                                 DURING PAST FIVE YEARS
------------------------------      ---      ----------------------------------------------------------------------------
Alton J. Brann................          56   Chairman of the Board and Chief Executive Officer of the Company and
                                             non-executive Chairman of Western Atlas Inc. ("Western Atlas") since October
                                             31, 1997; Chief Executive Officer of Western Atlas from March 1994 until
                                             October 31, 1997. Prior thereto, President of Litton Industries, Inc.
                                             ("Litton") from November 1990 to March 1994 and Chief Executive Officer of
                                             Litton from December 1992 to March 1994. Mr. Brann has been a director of
                                             Western Atlas since February 1994 and a director of Litton since December
                                             1990.

Stephen E. Frank..............          56   President and Chief Operating Officer of Southern California Edison, a
                                             subsidiary of Edison International, since June 1995. Prior thereto,
                                             President and Chief Operating Officer of Florida Power and Light Company
                                             beginning August 1990. Mr. Frank is also a director of Edison International and of Washington Mutual, Inc.

Orion L. Hoch.................          69   Chairman Emeritus of Litton since March 1994. Prior thereto, Chairman of the
                                             Board of Litton from March 1988. Dr. Hoch is also a director of Litton,
                                             Western Atlas, Bessemer Trust Corporation, and Bessemer Trust Companies.

Steven B. Sample..............          57   President of the University of Southern California since March 1991. Dr.
                                             Sample is also a member of the Board of Directors of Presley Companies and of Wm. Wrigley Jr. Company.

William D. Walsh..............          67   Partner of Sequoia Associates, a private investment firm, since 1988. Mr.
                                             Walsh is Chairman of the Board of Golden Valley Produce, LLC, Clayton Group,
                                             Inc., Consolidated Freightways Corporation, Newell Manufacturing
                                             Corporation, and Newell Industrial Corporation. He is also a director of
                                             Basic Vegetable Products, L.P., Crown Vantage, Inc., Newcourt Credit Group
                                             Inc., and URS Corporation.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve, unless the Board otherwise determines, during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company.

                                                                    POSITION WITH THE COMPANY AND
                                                                   PRINCIPAL BUSINESS AFFILIATIONS
NAME                                AGE                                 DURING PAST FIVE YEARS
------------------------------      ---      ----------------------------------------------------------------------------
Edward J. Borey...............          47   Vice President of the Company and Chief Operating Officer of the Company's
                                             Automated Data Systems Group since November 6, 1997, and Chief Operating
                                             Officer of Intermec Technologies Corporation, a subsidiary of the Company
                                             ("Intermec"), since August 22, 1997; Executive Vice President of Intermec since March 9, 1998; and prior thereto Senior Vice President of Intermec since March 10, 1997. Senior Vice President and General Manager of the Media
                                             Products Division of Intermec from 1995 to August 1997 and Vice President and General Manager of the National Tag Group of Paxar Corporation from 1992 to 1995.

Alton J. Brann................          56   Chairman of the Board and Chief Executive Officer; for prior business experience see "Directors of the Company" above.

Charles A. Cusumano...........          51   Vice President, Finance, since October 31, 1997. Prior thereto, Vice
                                             President, Finance, of Western Atlas since October 1996; Vice President and
                                             Controller of Western Atlas from March 1994 to September 1996; and Vice
                                             President, Finance, of Litton's Industrial Automation Systems Group from
                                             October 1988 to March 1994.

Michael E. Keane..............          42   Senior Vice President and Chief Financial Officer since October 31, 1997.
                                             Prior thereto, Senior Vice President and Chief Financial Officer of Western
                                             Atlas since October 1996; Vice President and Treasurer of Western Atlas from
                                             March 1994 to September 1996; and Director of Pensions and Insurance of
                                             Litton from February 1991 to March 1994. A director of Amtech Corporation since November 1997, in which the Company presently has an ownership interest.

Michael Ohanian...............          66   Senior Vice President and Group Executive, Automated Data Systems, since
                                             October 31, 1997, and President of Intermec since May 1995. Senior Vice
                                             President of Western Atlas from July 8, 1997, to October 31, 1997, and Vice
                                             President of Western Atlas from May 1996 to July 1997. Independent consultant from September 1994 to May 1995 and Vice President, Strategic and
                                             Government Programs, of Intermec from April 1988 to September 1994.

Norman L. Roberts.............          63   Senior Vice President and General Counsel since October 31, 1997. Prior thereto, Senior Vice President and General Counsel of Western Atlas since
                                             March 1994 and Senior Vice President and General Counsel of Litton from
                                             March 1990 to March 1994.

                                                                    POSITION WITH THE COMPANY AND
                                                                   PRINCIPAL BUSINESS AFFILIATIONS
NAME                                AGE                                 DURING PAST FIVE YEARS
------------------------------      ---      ----------------------------------------------------------------------------
Clayton A. Williams...........          64   Senior Vice President and Group Executive, Industrial Automation Systems,
                                             since October 31, 1997. Prior thereto, Senior Vice President of Western
                                             Atlas since May 1996 and Group Executive of Western Atlas' Manufacturing
                                             Systems Group since December 1995; Vice President of Western Atlas from
                                             December 1995 to May 1996; Vice President of Litton from June 1992 to
                                             December 1995; and President of Litton's Applied Technology division from
                                             January 1990 to December 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to the Distribution, on October 31, 1997, Clayton A. Williams received 117 shares of UNOVA Common Stock. These 117 shares should have been, but were not, reflected on Mr. Williams' Form 3 that was filed with the SEC on October 2, 1997. In connection with the preparation for the filing of this report on Form 10-K, Mr. Williams' inadvertent omission of the shares in a footnote of such Form 3 was discovered. An amendment to the Form 3 previously filed by Mr. Williams was filed with the SEC on March 25, 1998.

    On November 14, 1997, Michael Ohanian purchased 2,000 shares of UNOVA Common Stock on the open market at a purchase price of $16.50 per share. These 2,000 shares should have been, but were not, reported on Mr. Ohanian's Form 4 that was filed with the SEC on December 10, 1997. In connection with the preparation of this report on Form 10-K, the failure to report the acquisition of the 2,000 shares was discovered. An amendment to the Form 4 previously filed by Mr. Ohanian was filed with the SEC on March 25, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    For the chief executive and the four other executive officers of the Company who, based upon employment by the Company (and by Western Atlas and their respective subsidiaries) received the highest compensation with respect to the fiscal year ended December 31, 1997 (the "Named Executive Officers"), the following table sets forth information concerning compensation paid by such companies to these individuals with respect to the periods indicated. The principal positions listed in the table are those held by the Named Executive Officers at the end of 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM COMPENSATION
                                                                                          ---------------------------
                                                              ANNUAL COMPENSATION          SECURITIES
                                                       ---------------------------------   UNDERLYING     ALL OTHER
                                                                    SALARY       BONUS      OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION                              YEAR         ($)       ($)(A)        (#)          ($)(B)
-----------------------------------------------------  ---------  -----------  ---------  ------------  -------------
Alton J. Brann, Chairman of the Board                       1997      713,486    875,000     500,000(c)      17,996
  and Chief Executive Officer                                                                 61,601(d)
                                                            1996      687,030    928,125      61,601(d)      17,382
                                                            1995      649,065    669,638      61,601(d)      17,130

Michael E. Keane, Senior Vice President                     1997      267,308    267,308     125,000(c)       6,570
  and Chief Financial Officer                                                                 36,961(d)

Michael Ohanian, Senior Vice President                      1997      305,781    191,113      50,000(c)       9,050
                                                                                              18,480(d)
                                                            1996      269,232    269,232      13,552(d)       9,250

Norman L. Roberts, Senior Vice President                    1997      305,769    275,192     100,000(c)       9,060
  and General Counsel                                                                         18,480(d)
                                                            1996      295,846    292,887      18,480(d)       9,057
                                                            1995      285,774    220,455      18,480(d)      10,090

Clayton A. Williams, Senior Vice President                  1997      272,444    332,109      75,000(c)         -0-
                                                                                              18,480(d)
                                                            1996      257,500    321,875      14,783(d)      45,540
                                                            1995       15,385(e)       -0-     30,800(d)         -0-

------------------------

(a) Bonuses awarded to the Named Executive Officers, with respect to 1997 were paid as follows: an amount equal to 50% of the recipient's annual base pay in effect on January 1, 1997, was paid at the time the award was determined and the remainder will be paid one year later provided the recipient is then in the employ of the Company or has terminated employment by reason of death, disability, or retirement or is on an approved leave of absence. Where a bonus exceeded 100% of the recipient's base pay at January 1, 1997, an amount equal to one half of such base pay was paid at the time the award was determined; and, subject to satisfaction of the conditions set forth in the preceding sentence, an additional amount equal to 50% of such base pay will be paid one year later. The remainder of the award will be paid two years later. However, awards with respect to the portion of the fiscal year subsequent to the Distribution (as defined below) made to Messrs. Brann, Keane, and Roberts were payable in a single installment, subject to the recipient's election to defer payment thereof.

(b) Included in this column for 1997 are the following: (i) present value costs of the Company's portion of the 1997 premium for split-dollar life insurance for Mr. Brann of $2,258; (ii) the amount of $2,792 representing premiums paid by the Company with respect to the participation in the Company's Executive Medical Plan of each of Messrs. Brann, Keane, and Roberts; (iii) the following amounts representing interest imputed to and taxable to the holder of loans from the Company: Mr. Brann, $11,396; Mr. Keane, $2,228; and Mr. Roberts, $4,718; (iv) the Company's matching contributions of $1,550 made to the respective accounts of Messrs. Brann, Keane, Ohanian, and Roberts under the Company's 401(k) plan; and (iv) the amount of $7,500 paid to Mr. Ohanian by a subsidiary of the Company pursuant to an executive flexible benefits plan.

(c) Represents options to purchase Company Common Stock.

(d) Represents options to purchase Western Atlas Common Stock; numbers of shares have been adjusted for the Distribution in the manner described below.

(e) Represents the salary paid to Mr. Williams from the date of his employment by Western Atlas, December 9, 1995, through December 31, 1995.

    For the fiscal year 1997, the Named Executive Officers were employed by Western Atlas and its subsidiaries until October 31, 1997, when the Common Stock of the Company was distributed (the "Distribution") to the shareholders of Western Atlas as a dividend. During this 10-month period the Named Executive Officers received options to purchase Western Atlas Common Stock prior to the Distribution as shown in the second table below. On October 31, 1997, the Named Executive Officers became employees of the Company and thereafter received the options to purchase Company Common Stock shown in the first table below. Upon the Distribution each Western Atlas option held by the Named Executive Officers was adjusted by (i) multiplying the number of shares of Western Atlas Common Stock subject to the option by the Adjustment Factor (described below) and (ii) dividing the exercise price per share of the option by the Adjustment Factor. For these purposes the "Adjustment Factor" means the quotient obtained by dividing (x) the Average Market Price of the Company Common Stock by (y) the Average Market Price of the Western Atlas Common Stock. The "Average Market Price" of Western Atlas Common Stock or Company Common Stock is the average of the high and low daily prices of such Common Stock as reported on the New York Stock Exchange Composite Tape on the sixth through tenth trading days, inclusive, following the Distribution. The number of shares subject to options to purchase Western Atlas Common Stock and the per share exercise price of such options shown in the following tables reflect the number of shares and prices which result from applying the adjustment described above. The Western Atlas options held by the Named Executive Officers have also been amended to provide that for purposes of the vesting, exercisability, and duration of these options, service with the Company shall be deemed to be service with Western Atlas.

    The following tables show stock option grants with respect to shares of the Company Common Stock under employee stock option plans of the Company and Western Atlas to the Named Executive Officers during the 1997 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

               INDIVIDUAL GRANTS TO PURCHASE COMPANY COMMON STOCK

                                            NUMBER OF       PERCENTAGE OF TOTAL                          GRANT DATE
                                           SECURITIES         OPTIONS GRANTED    EXERCISE                 PRESENT
                                       UNDERLYING OPTIONS      TO EMPLOYEES        PRICE    EXPIRATION     VALUE
NAME                                     GRANTED (#) (A)      IN FISCAL YEAR      ($/SH)       DATE       ($) (B)
-------------------------------------  -------------------  -------------------  ---------  -----------  ----------
Alton J. Brann.......................          26,490(c)              1.06%         18.875     11/7/07      296,000
                                              473,510(d)             18.91%         18.875     11/7/07    5,287,000
Michael E. Keane.....................          26,490(c)              1.06%         18.875     11/7/07      296,000
                                               98,510(d)              3.93%         18.875     11/7/07    1,100,000
Michael Ohanian......................          10,596(e)              0.42%         18.875     11/7/07      118,000
                                               39,404(f)              1.57%         18.875     11/7/07      440,000
Norman L. Roberts....................          21,192(g)              0.85%         18.875     11/7/07      237,000
                                               78,808(h)              3.15%         18.875     11/7/07      880,000
Clayton A. Williams..................          15,894(i)              0.63%         18.875     11/7/07      177,000
                                               59,106(j)              2.36%         18.875     11/7/07      660,000

            INDIVIDUAL GRANTS TO PURCHASE WESTERN ATLAS COMMON STOCK

                                          NUMBER OF       PERCENTAGE OF TOTAL                           GRANT DATE
                                         SECURITIES         OPTIONS GRANTED     EXERCISE                 PRESENT
                                     UNDERLYING OPTIONS      TO EMPLOYEES        PRICE     EXPIRATION     VALUE
NAME                                   GRANTED (#) (A)      IN FISCAL YEAR       ($/SH)       DATE       ($) (B)
-----------------------------------  -------------------  -------------------  ----------  -----------  ----------
Alton J. Brann.....................         61,601(k)               5.78%         60.9477      7/9/07    2,171,000
Michael E. Keane...................         36,961(k)               3.47%         60.9477      7/9/07    1,303,000
Michael Ohanian....................         18,480(k)               1.73%         60.9477      7/9/07      651,000
Norman L. Roberts..................         18,480(k)               1.73%         60.9477      7/9/07      651,000
Clayton A. Williams................         18,480(k)               1.73%         60.9477      7/9/07      651,000

------------------------

(a) All options granted to the Named Executive Officers were granted at the prevailing market price of the Company or Western Atlas Common Stock, as applicable, on the date of grant. These options permit payment of the exercise price and any withholding tax due upon exercise by the surrender of already owned shares of the Company or Western Atlas Common Stock, as the case may be, having a fair market value equal to the exercise price or the amount of withholding tax, and also permit payment of withholding tax by applying shares otherwise issuable upon exercise. All such options become immediately exercisable upon the occurrence of certain events resulting in a change of control of the Company or Western Atlas and accelerated vesting schedules become applicable in the event of the death of the optionee while in the employ of the Company. Change of control has the meaning described on page 25.

(b) The Black-Scholes model was used to determine the grant date present value of Company and Western Atlas stock options. This method requires the assumption of certain values that affect the option price. The values which were used in this model are the volatility of the stock price of the

    Company Common Stock and Western Atlas Common Stock and the estimate of the risk-free interest rate. Since the Company and Western Atlas do not pay a cash dividend, no yield on the Company or Western Atlas Common Stock was assumed. For purposes of the model used to value the options in these tables, a volatility factor of 36% for the Company, determined from historical industry stock price fluctuations, and 33% for Western Atlas, determined from historical stock price fluctuations, and 5.9% and 6.2% risk-free interest rates, respectively, determined from market information prevailing on the respective grant dates, were used. No adjustments were made for the nontransferability or risk of forfeiture of the stock options. This model assumed all options are exercised on their respective expiration dates. There is no assurance that these assumptions will prove true in the future. The actual value of the options depends on the market price of the Company and Western Atlas Common Stock at the date of exercise, which may vary from the theoretical value indicated in the table.

(c) Incentive Stock Options. These options become exercisable in five equal installments of the shares subject thereto on the first through the fifth anniversaries of the date of grant.

(d) Nonqualified Stock Options. These options become exercisable in five equal installments of the shares subject thereto on the first through the fifth anniversaries of the date of grant.

(e) Incentive Stock Options. These options become exercisable in two equal installments of 5,298 shares each on the first and the second anniversaries of the date of grant.

(f) Nonqualified Stock Options. These options become exercisable in two equal installments of 19,702 shares each on the first and the second anniversaries of the date of grant.

(g) Incentive Stock Options. These options become exercisable in four installments of 5,298 shares each on the first through the fourth anniversaries of the date of grant.

(h) Nonqualified Stock Options. These options become exercisable in four installments of 19,702 shares each on the first through the fourth anniversaries of the date of grant.

(i) Incentive Stock Options. These options become exercisable in three installments of 5,298 shares each on the first through the third anniversaries of the date of grant.

(j) Nonqualified Stock Options. These options become exercisable in three installments of 19,702 shares each on the first through the third anniversaries of the date of grant.

(k) Nonqualified Stock Options. These options become exercisable in five substantially equal installments of the shares subject thereto on the first through the fifth anniversaries of the date of grant.

    No option to purchase Company Common Stock was exercised during 1997 by any of the Named Executive Officers, and none of such individuals held unexercised in-the-money options to purchase

Company Common Stock at the end of 1997. The following table shows the number of shares of Company Common Stock underlying unexercised options outstanding as of December 31, 1997.

                                                                     NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED OPTIONS
                                                                              AT
                                                                      DECEMBER 31, 1997
                                                                ------------------------------
                                                                  EXERCISABLE    UNEXERCISABLE
                                                                ---------------  -------------
Alton J. Brann................................................           -0-          500,000
Michael E. Keane..............................................           -0-          125,000
Michael Ohanian...............................................           -0-           50,000
Norman L. Roberts.............................................           -0-          100,000
Clayton A. Williams...........................................           -0-           75,000

    The following table provides information with respect to options to purchase Western Atlas Common Stock exercised by any of the Named Executive Officers during 1997 and with respect to the number and value of unexercised Western Atlas options held by each Named Executive Officer at December 31, 1997.

         WESTERN ATLAS AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES (A)

                                                                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED          IN-THE-MONEY
                                        SHARES                 WESTERN ATLAS OPTIONS AT   WESTERN ATLAS OPTIONS AT
                                      ACQUIRED ON    VALUE      DECEMBER 31, 1997 (#)       DECEMBER 31, 1997 ($)
                                       EXERCISE    REALIZED   --------------------------  -------------------------
NAME                                    (#) (B)       ($)     EXERCISBLE   UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
------------------------------------  -----------  ---------  -----------  -------------  ----------  -------------
Alton J. Brann......................       4,046     216,231     214,490        267,958    9,206,803     8,517,051
Michael E. Keane....................      13,352     806,949      11,890         72,685      502,098     1,587,803
Michael Ohanian.....................         -0-         -0-       8,260         29,316      389,809       535,149
Norman L. Roberts...................       8,214     451,189      35,773         67,450    1,723,181     1,990,106
Clayton A. Williams.................         -0-         -0-      15,282         48,781      492,664     1,180,294

------------------------

(a) The number and value of unexercised options to purchase Western Atlas Common Stock at the end of 1997 are shown in the table. In addition, Messrs. Brann, Keane, Ohanian, and Roberts held the following options to purchase shares of Common Stock of Litton Industries, Inc. ("Litton"), adjusted on account of the 1994 distribution of the Western Atlas Common Stock to the shareholders of Litton as a dividend and granted to them prior to such distribution. For purposes of the vesting and exercisability of these options, service with the Company is regarded as service with Litton.

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                           LITTON OPTIONS AT           LITTON OPTIONS AT
                                                         DECEMBER 31, 1997 (#)       DECEMBER 31, 1997 ($)
                                                       --------------------------  --------------------------
NAME                                                   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------------------------  -----------  -------------  -----------  -------------
Alton J. Brann.......................................      23,440        10,000       884,368        333,421
Micheal E. Keane.....................................      14,000           -0-       591,141            -0-
Michael Ohanian......................................       4,500           -0-       190,305            -0-
Norman L. Roberts....................................      16,000           -0-       633,398            -0-

(b) During 1997 Mr. Roberts also exercised Litton options to purchase 6,000 shares, thereby realizing $243,337.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    Messrs. Brann, Keane, Roberts, and certain additional officers of the Company have entered into change in control employment agreements with the Company (collectively, the "Agreements"). The Agreements are operative only upon the occurrence of a change in control, which includes substantially those events described below. Absent a change in control, the Agreements do not require the Company to retain the executives or pay them any specified level of compensation or benefits.

    Generally, under the Agreements, a change in control is deemed to have occurred if: (a) a majority of the Board becomes composed of persons other than persons for whose election proxies have been solicited by the Board, or other than persons who are then serving as directors appointed by the Board to fill vacancies caused by death or resignation (but not removal) of a director or to fill newly created directorships; (b) another party becomes the beneficial owner of at least 30% of the Company's outstanding voting stock, other than as a result of a repurchase by the Company of its voting stock; (c) the approval by the shareholders of the Company of a merger, reorganization, consolidation with another party (other than certain limited types of mergers), or sale or other disposition of all or substantially all of the Company's assets; or (d) the shareholders approve the liquidation or dissolution of the Company.

    Each Agreement provides that for three years after a change in control there will be no adverse change in the executive's salary, bonus opportunity, benefits, or location of employment. If, during this three-year period, the executive's employment is terminated by the Company other than for cause, or if the executive terminates his or her employment for good reason as such terms are defined in the Agreements (including compensation reductions, demotions, relocation, and requiring excessive travel), or voluntarily during the 30-day period following the first anniversary of the change in control, the executive is entitled to receive an accrued salary and annual incentive payment through the date of the termination and, except in the event of death or disability, a lump-sum severance payment equal to three times the sum of the executive's base salary and annual bonus (and certain pension credit and insurance and other welfare plan benefits). Further, an additional payment is required in such amount that after the payment of all taxes, income and excise, the executive will be in the same after-tax position as if no excise tax under the Internal Revenue Code of 1986, as amended (the "Code"), had been imposed. In the event of termination of employment by reason of death or disability or for cause, the Agreements terminate and the sole obligation of the Company is to pay any amounts theretofore accrued thereunder.

    The Company has entered into an employment agreement with Clayton A. Williams whereby Mr. Williams has agreed to accept employment from the period from October 31, 1997, to February 13, 1999. Mr. Williams serves as Group Executive of the Company's Industrial Automation Systems operations and Senior Vice President of the Company. Under this agreement, Mr. Williams will receive a current annual salary of not less than $280,000 and is entitled to participate in the cash bonus plan or plans for which he is eligible. In the event of Mr. Williams' termination of employment without cause, he is entitled to receive the remaining installments of base salary payable during the term of the agreement and a PRO RATA portion of the bonus for which he would have qualified had he remained employed throughout the year of any such termination.

    Mr. Ohanian has an employment contract with Intermec Technologies Corporation, a subsidiary of the Company, which provides for his employment through February 28, 1999, for a base salary of $300,000 and provides that he is eligible to receive an annual bonus, subject to the satisfaction of performance goals established by the Compensation Committee of the Company's Board of Directors, in accordance with the terms of any cash bonus plan in which he is eligible to participate.

RETIREMENT BENEFITS

    THE FSSP AND RELATED RETIREMENT PLAN. Messrs. Brann, Keane, Ohanian, and Roberts participate in the Company's Financial Security and Savings Program (the "FSSP"), a defined contribution plan intended to qualify under Sections 401(a) and 401(k) of the Code. Participation in the FSSP is generally available to employees of the Company located in the United States.

    A participant in the FSSP may elect to defer from 2% to 18% of his or her covered compensation for investment in the trust established under the FSSP, but the maximum amount which the employee may contribute to the FSSP for any calendar year is limited by provisions of the Code relating to the maximum amount, as adjusted for inflation, which may be contributed to plans qualified under Section 401(k) of the Code (the "401(k) Maximum Amount"), which is $9,500 for 1997. Deposits of 2% to 4% of the participant's compensation are invested in the FSSP Retirement Fund, while deposits in excess of 4% are invested in one or more investment funds as designated by the participant.

    The Company adds to the investment fund account of an FSSP participant an amount (not to exceed 2% of the participant's compensation) equal to 50% of the participant's deposits in excess of 4% of his or her compensation. In the case of employees who are classified as highly compensated pursuant to applicable Treasury releases (those earning over $80,000 for 1997), such employees' permissible contributions may be reduced further and the amount of the employer's matching contributions may be limited if certain nondiscrimination tests set forth in the Code are not achieved. A participant is entitled to receive his or her entire FSSP account, to the extent it has become vested, upon retirement or earlier termination of employment with the Company.

    Benefits under the FSSP are intended to supplement benefits under the Company's related retirement plan, which is a defined benefit plan. Although deposits to the FSSP do not comprise part of the retirement plan's trust (except for transfers of assets made at the request of a participant in connection with a distribution, as described below), the extent of an employee's participation in the Retirement Fund of the FSSP will affect the amount of such employee's benefit under the related retirement plan. The employee's contribution to the FSSP of 2% to 4% of his or her gross earnings causes the employee (if eligible to participate in the Company's retirement plan) to become eligible to accrue benefits under such retirement plan. Covered compensation for purposes of both the retirement plans and the FSSP Retirement Fund is aggregate cash compensation including bonuses and commissions but would, in the case of Messrs. Brann, Keane, Ohanian, and Roberts be limited to $160,000 pursuant to provisions of the Code.

    The amount of a participant's annual retirement benefit at his or her normal retirement date (generally age 65) under the Company's defined benefit retirement plan is the higher of (A) 60% of the participant's deposits to the Retirement Fund of the FSSP (during the entire period of his or her employment) or (B) 85% of such deposits minus 75% of the participant's estimated Social Security primary benefit at age 65, with adjustments in the amount of the benefit to take into account factors such as age at retirement, degree of vesting, and form of benefit selected. In the case of Company employees who transferred directly from Western Atlas to the Company, contributions to the Retirement Fund of the similar plan sponsored by Western Atlas will be included in the computation of a participant's total deposits for purposes of the formula set forth above. The annual retirement benefit at normal retirement age is reduced by the actuarial equivalent of lump sum distributions made (at the request of the participant) of the participant's Retirement Fund account in the FSSP. Should a participant wish to receive the entire benefit described in the formula set forth above, the participant may direct that his or her Retirement Fund balance consisting of deposits with earnings be transferred to the retirement plan trust.

    RESTORATION PLAN. The limitations in the Code establishing the 401(k) Maximum Amount cause certain participants in the FSSP to lose Company-provided benefits which they could otherwise have derived from the deposit of a full 8% of their covered compensation to the FSSP. Consequently, the Company has adopted a noncontributory and unfunded plan (the "Restoration Plan") designed to restore the approximate amount of lost employer-provided benefits to those employees who participate in the FSSP to the fullest extent permitted by the applicable Code provisions but who are unable (as a result of the 401(k) Maximum Amount limitation) to contribute 8% of their compensation to the FSSP. Such lost employer-provided benefits which are restored under this plan consist of (i) all or part of the 50% matching contribution to the investment fund account of the FSSP participant and (ii) except in the case of Mr. Brann, who participates in a supplemental contractual arrangement (as described below), a portion of the full benefit under the Company's retirement plan if the participant's contributions to the FSSP Retirement Fund are limited to less than 4% of his or her compensation. Amounts that would have been deposited to the employee's Retirement Fund account by the employee and to his or her investment fund account by the Company are projected with interest to the participant's normal retirement date. Based upon these amounts, the participant's lost benefits from the Company's retirement plan and lost Company contributions to the investment fund are determined and converted to, and payable upon the participant's retirement as, a single life annuity if the participant is unmarried at such time or as a 100% joint and survivor annuity if the participant is then married. No retirement benefit is payable under the Restoration Plan until the retired employee has reached the age of 62.

    SUPPLEMENTAL ARRANGEMENT FOR MR. BRANN. In addition to the FSSP, the related retirement plan, and the Restoration Plan, the Company has a noncontributory and unfunded supplemental contractual arrangement (the "Supplemental Arrangement") designed to provide additional retirement benefits to Mr. Brann. If Mr. Brann retires on or after age 65 following 25 years of service with the Company (including prior service with Western Atlas and Litton), his annual benefit (computed as a single life annuity) under the Supplemental Arrangement is 55% of his final average compensation, less amounts payable to Mr. Brann under Social Security and less that portion of pension benefits deemed to have been provided by the employer's (as opposed to Mr. Brann's) contributions which would have been received by Mr. Brann under any other retirement plan sponsored by the Company, Western Atlas or Litton if he was eligible to participate and had participated at all times in any such plan to the maximum extent permitted (regardless of the degree of actual participation). Final average compensation means one-third of covered cash compensation (including salary and bonus) deemed to have been awarded to or received by Mr. Brann during any three periods of 12 consecutive months specified by Mr. Brann occurring during the 60-month period preceding his retirement. Salary is deemed to have been received when paid and bonuses are deemed to have been received when determined and awarded to Mr. Brann by the Compensation Committee, regardless of when paid. For purposes of the Supplemental Arrangement, Mr. Brann had 24 credited years of service at March 16, 1998.

    If Mr. Brann's employment is terminated before he has completed 25 years of service or attained the age of 65, then the percentage of 55% referred to above is reduced in accordance with a schedule relating to age and length of service; however, payment of retirement benefits to Mr. Brann under the Supplemental Arrangement will, in no event, commence until he reaches age 62. The Supplemental Arrangement also provides for certain salary continuation payments in the event of Mr. Brann's disability and certain survivors' benefits in the event of his death while employed by the Company and prior to the commencement of the payment of retirement benefits.

    The following table indicates the approximate annual combined benefit which would be received by Mr. Brann representing the sum of (a) the benefit under the Company's basic retirement plan deemed to have been provided by the employer's contributions and (b) the benefit under the Supplemental Arrangement, based on the following assumptions: (i) participation in the voluntary retirement plans to the maximum extent permitted during the entire period of Mr. Brann's employment, (ii) retirement at age 65, and (iii) election of the benefit in the form of a single life annuity.

                               PENSION PLAN TABLE

                         YEARS OF SERVICE
               ------------------------------------
REMUNERATION       15          20       25 OR MORE
-------------  ----------  ----------  ------------
 $ 1,200,000   $  420,000  $  570,000  $    660,000
   1,400,000      490,000     665,000       770,000
   1,600,000      560,000     760,000       880,000
   1,800,000      630,000     855,000       990,000
   2,000,000      700,000     950,000     1,100,000

    Although, as indicated above, the amount of such combined benefit would be reduced by Mr. Brann's Social Security primary benefit, the foregoing table does not give effect to such offset. Covered compensation under the Supplemental Arrangement is aggregate cash compensation, including salary and bonus, actually paid to Mr. Brann during the fiscal year. Since Mr. Brann received incentive awards from Western Atlas and the Company payable in installments, and since a portion of Mr. Brann's bonus awarded by Western Atlas and the Company for fiscal 1997 was not paid during 1997, the cash compensation paid to Mr. Brann during 1997 was $1,654,986, rather than the amount shown in the Summary Compensation Table.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Messrs. Keane, Ohanian, and Roberts participate in the Company's Supplemental Executive Retirement Plan, an unfunded plan which provides additional retirement benefits to key executive employees designated by the Compensation Committee of the Board after nomination by the Chief Executive Officer. A participant in this plan does not ordinarily vest in a retirement benefit until reaching the age of 60 and completing 15 years of service following the participant's 40th birthday and may not ordinarily begin receiving a retirement benefit thereunder until reaching age 62. Under this plan a participant's annual retirement benefit is the actuarial equivalent, as of the age of the participant at retirement, of the following computation (a) 1.6% of "average earnings" of the participant up to $125,000 (which amount is adjusted annually for inflation) plus (b) 2.2% of "average earnings" in excess of such amount, the sum of (a) plus (b) then being multiplied by the participant's number of years of service (not to exceed 25) following the participant's 40th birthday. Average earnings for purposes of this plan is the average of base salary and bonus awarded by the Company to the participant in the three periods of 12 consecutive months in which the participant's compensation was highest during the final 60 months of the participant's employment. There is offset from the benefit calculated in the manner described above the participant's Social Security primary benefit as well as all amounts of "Company-provided" retirement benefit which the participant receives (or could have received assuming full participation at all times of eligibility) under other retirement plans sponsored by the Company. For purposes of this plan, at March 16, 1998, Mr. Roberts had 23 credited years of service, Mr. Keane had 2 credited years of service, and Mr. Ohanian had 24 credited years of service.

    The following table indicates the approximate combined annual retirement benefit which would be received by a participant in this plan representing the sum of (a) the Company-provided benefit under the Company's basic retirement plan; (b) the benefit under the Restoration Plan; and (c) the benefit under the Supplemental Executive Retirement Plan based on retirement at age 65, full participation at all relevant times in the basic retirement plans, and election of a benefit in the form of a single life annuity. The table does not give effect to the offset of the participant's Social Security benefit.

                               PENSION PLAN TABLE

                         YEARS OF SERVICE
               ------------------------------------
REMUNERATION       15          20       25 OR MORE
-------------  ----------  ----------  ------------
 $   600,000   $  176,864  $  235,819  $    294,774
     800,000      242,864     323,819       404,774
   1,000,000      308,864     411,819       514,774
   1,200,000      374,864     499,819       624,774

    In addition to retirement benefits, certain benefits are payable under this plan in the event of the death or disability of the participant. In the event of a change of control of the Company, a participant is immediately vested in the retirement benefit and is entitled to receive a lump sum payment equal to the actuarial equivalent, as of the age of the participant on the date of the change of control of the Company, of the retirement benefit which would have been payable at age 65, unless the committee which then administers the plan elects to defer such lump sum payment.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors of UNOVA, Inc. was constituted on November 6, 1997, at the first meeting of the Board following the spinoff of UNOVA to the shareholders of Western Atlas Inc. The Committee held its first meeting on the same day.

    Because ten months of UNOVA's fiscal year had already passed at the time the Committee was established, most of the critical decisions with respect to the compensation of the executive officers of UNOVA for the 1997 fiscal year had been made by the Compensation Committee of Western Atlas. In addition, certain other long-range compensation plans and policies for UNOVA were formulated prior to the formation of the Committee, as contemplated in an agreement between Western Atlas and UNOVA relating to the spinoff. For example, the UNOVA, Inc. 1997 Stock Incentive Plan had been adopted prior to the spinoff and Change of Control Employment Agreements with several officers had been concluded.

    The UNOVA Compensation Committee also was not involved in setting the level of the base salary of the UNOVA executive officers for 1997. The Committee intends to study the present base compensation levels of the UNOVA executive officers with a view toward determining if any adjustments to these compensation levels (including any annual raises that may be granted during fiscal 1998) are appropriate.

    The Committee's chief responsibilities for compensation awarded for or during fiscal 1997 were with respect to certain bonus awards, or portions thereof, and the initial grant of UNOVA stock options under the UNOVA 1997 Stock Incentive Plan. The actions taken on these matters are discussed below.

CASH BONUS AWARDS

    With respect to those executive officers of UNOVA who were members of the corporate headquarters staff of Western Atlas prior to the spinoff, the Western Atlas Compensation Committee determined that, since such individuals had devoted their time to the success of both the industrial automation systems businesses spun off as UNOVA and the oilfield services businesses of Western Atlas, it was appropriate that certain awards be made to these individuals by the Western Atlas Compensation Committee prior to the spinoff since the Western Atlas Committee was familiar with the qualifications and achievements of those individuals. This Committee firmly concurs with that decision.

    The Western Atlas Compensation Committee determined that, as of June 30, 1997, Western Atlas was meeting its business plan and the plan to establish UNOVA as an independent public company was proceeding smoothly and on schedule. Accordingly, the Western Atlas Compensation Committee determined to award the maximum potential bonuses, based on stipulated percentages of base salary, which these individuals could have received under the Western Atlas 1995 Incentive Compensation Plan, prorated for the ten months of the fiscal year which preceded the spinoff.

    With respect to such executive officers, our task was to determine whether an additional bonus for the final two months of the 1997 year should be awarded, and, if so, in what amount. The Committee did not believe it appropriate to base any award solely on the results of either the entire fiscal year performance of Western Atlas or the two months of performance following the spinoff of UNOVA because they were not entirely appropriate measures of performance of these particular individuals during an extraordinary year. Rather, we reviewed the basis of the determination by the Western Atlas Compensation Committee to make the pro-rated awards and gave particular attention to the contributions and extraordinary efforts of these individuals toward the successful establishment of UNOVA as an independent public company. On this basis we determined that each of such executive officers should be awarded the remaining pro-rated amount (for the final two months of 1997) of the maximum potential bonuses previously determined by the Western Atlas Compensation Committee.

    Based on these premises, Mr. Brann was awarded an additional bonus amount of $147,000 and the three other executive officers who were members of the corporate headquarters staff were awarded additional bonuses totaling $122,823 for the 1997 fiscal year. These additional bonus amounts were payable in a single installment in February 1998, subject to the election of the recipient to defer payment.

    With respect to the executive officers associated with the Company's two business segments, this Committee determined that the performance of the segments for the entire fiscal year was an appropriate measure. Accordingly, we examined the extent to which the performance goals previously established under the Western Atlas 1995 Plan as applicable to these individuals had been met.

    In the case of the executive officer responsible for the Industrial Automation Systems segment, the performance goals were achieved at a level of 97.5%. After consideration of the performance of this business segment, we determined to award this executive officer the maximum potential bonus that he would have received had he participated in the Western Atlas 1995 Plan for the entire year.

    With respect to the Automated Data Systems segment, we took into consideration two factors in determining the level of bonus to award--the performance during 1997 of this segment as constituted at the beginning of the fiscal year and the integration of two major acquisitions into the segment during the year. Based on these factors, we determined to award the executive officer associated with this business segment the bonus that would have been payable if the performance goals previously established under the Western Atlas 1995 Plan were met at the level which would have entitled him to receive 50% of his maximum potential bonus.

STOCK OPTIONS

    The Compensation Committee of Western Atlas provided us with detailed recommendations for initial grants to be made under the UNOVA 1997 Stock Incentive Plan. We studied their recommendations in detail, which were based on that Committee's methodology utilized in prior stock option awards at Western Atlas, the methodology utilized with respect to the first Western Atlas option grant following the earlier spinoff of Western Atlas by Litton Industries, Inc., and an extensive report prepared by an independent national compensation consulting firm which considered stock-based compensation at 19 competitors of UNOVA for executive officers with similar responsibilities.

    The methodology ordinarily used by the Western Atlas Compensation Committee in granting stock options was based on a range of potential share quantities, in the case of each executive officer, with the value of the grants based upon a multiple of base salary, subject to the Committee's qualitative assessment of each individual's performance. We set multiples of base salary for executive officers of UNOVA in a range of 5.6 to 12.9.

    This Committee was satisfied that these recommendations were prepared with considerable care and with the clear objective of allowing UNOVA to be competitive in regard to stock-based compensation.

    In concurrence with the recommendations of the Western Atlas Compensation Committee, this Committee awarded to executive officers as a group options to purchase an aggregate of 985,000 shares of UNOVA Common Stock at a price per share of $18.875, the fair market value on November 6, 1997, the date of grant. Of these options, Mr. Brann received options to purchase 500,000 shares, representing somewhat less than 1% of UNOVA's outstanding stock.

OTHER MATTERS

    The Committee has adopted a cash bonus plan and set performance goals and maximum potential bonuses for the participants for fiscal 1998.

    It will be the policy of the Committee that awards under this and other incentive compensation plans of the Company will qualify for deduction under
Section 162(m) of the Internal Revenue Code. However, the Committee may determine from time to time that certain awards that do not qualify for deduction under the Code are appropriate.

                                          THE COMPENSATION COMMITTEE

                                          Orion L. Hoch, Chair
                                          Stephen E. Frank
                                          Steven B. Sample
                                          William D. Walsh

STOCK PERFORMANCE GRAPH

    Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on UNOVA Common Stock with the cumulative total return of the Standard & Poor's Midcap 400 Index and a composite line-of-business index designed to reflect the mix of the Company's business segments for the period beginning October 22, 1997, which was the date "when issued" trading commenced in UNOVA Common Stock on the New York Stock Exchange, and ending December 31, 1997. The composite line-of-business index was prepared by combining the Standard & Poor's 400 Electrical Equipment Index, believed by management to comprise companies reasonably comparable to UNOVA's Automated Data Systems segment, and the Standard & Poor's 400 Manufacturing (Specialized) Index, believed by management to comprise companies reasonably comparable to UNOVA's Industrial Automation Systems segment. Each of these two indexes was weighted based on relative sales and asset levels of the Company's business segments. The graph assumes the investment of $100 on October 22, 1997, in UNOVA Common Stock, in the S&P Midcap 400 Index, and in the composite line-of-business index prepared as described above. Total shareholder return was calculated on the basis that in each case all dividends were reinvested.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                             COMPOSITE LINE-        S&P MIDCAP

              UNOVA, INC       OF-BUSINESS INDEX       400 INDEX
10/22/97            $100                    $100            $100
12/31/97           83.76                   93.14           98.83

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BY MANAGEMENT

    The following table sets forth the number of shares of Company Common Stock beneficially owned directly or indirectly, by each director, each Named Executive Officer, and all directors and executive officers as a group as of March 16, 1998. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown.

                                                                                       AMOUNT AND
                                                                                        NATURE OF
                                                                                       BENEFICIAL        PERCENT OF
NAME OF BENEFICIAL OWNER                                                                OWNERSHIP           CLASS
---------------------------------------------------------------------------------  -------------------  -------------
Alton J. Brann...................................................................            20,245              (a)
Stephen E. Frank.................................................................             2,730(b)           (a)
Orion L. Hoch....................................................................           102,187(c)           (a)
Michael E. Keane.................................................................            14,751              (a)
Michael Ohanian..................................................................             2,473              (a)
Norman L. Roberts................................................................             8,716              (a)
Steven B. Sample.................................................................             1,169(d)           (a)
William D. Walsh.................................................................            60,000              (a)
Clayton A. Williams..............................................................             2,258(e)           (a)
All directors and executive officers (11 persons)................................           296,887(f)           (a)

------------------------

(a) Less than 1%.

(b) Includes 730 shares of phantom Common Stock credited to Mr. Frank's deferred account under the Director Stock Option and Fee Plan.

(c) Includes 1,080 shares owned by Dr. Hoch's wife, as to which shares Dr. Hoch disclaims beneficial ownership, and 730 shares of phantom Common Stock credited to Dr. Hoch's deferred account under the Director Stock Option and Fee Plan.

(d) Includes 669 shares of phantom Common Stock credited to Dr. Sample's deferred account under the Director Stock Option and Fee Plan.

(e) Mr. Williams has advised the Company that he shares with his spouse voting power and investment power with respect to such shares of Common Stock.

(f) Includes 48,500 shares of Common Stock held by The UNOVA Foundation (the "Foundation"). Voting power and investment power with respect to these shares are exercised by the Foundation's officers, who are elected by the directors of the Foundation. The Foundation's directors are elected by, and may be removed by, the Board of Directors of the Company. The officers of the Foundation share voting power with respect to such shares of Common Stock held by the Foundation, and one officer of the Foundation, who is also an executive officer of the Company, has sole investment power with respect to such shares. Thus such officers may be deemed to have incidents of beneficial ownership thereof for certain purposes within the meaning of the SEC regulations referred to above. Also includes 31,475 shares of Common Stock held by the UNOVA Master Pension Trust, a trust organized to hold the assets of certain qualified U.S. pension plans. Voting and investment power with respect to these shares are exercised by a committee appointed by the Board of Directors comprising four officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
BY OTHERS

    The following table sets forth each person or entity that as of December 31, 1997, reported beneficial ownership of more than 5% of the Company Common Stock outstanding on such date except that Perry Corp. and Richard C. Perry reported the acquisition on February 24, 1998, of more than 5% of the Company Common Stock.

                                                                                      AMOUNT AND NATURE     PERCENT
                                                                                        OF BENEFICIAL         OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                      OWNERSHIP          CLASS
------------------------------------------------------------------------------------  ------------------  -----------
Unitrin, Inc........................................................................      12,657,764(a)         23.2%
One East Wacker Drive
Chicago, IL 60601
The Capital Group Companies, Inc....................................................       4,112,400(b)          7.5%
333 South Hope Street
Los Angeles, CA 90071
Merrill Lynch & Co., Inc............................................................       5,494,000(c)         10.1%
World Financial Center
North Tower
250 Vesey Street
New York, NY 10281
Dodge & Cox.........................................................................       3,487,753(d)          6.4%
One Sansome Street, 35th Floor
San Francisco, CA 94104
Perry Corp. and Richard C. Perry ...................................................       3,238,900(e)          5.9%
599 Lexington Avenue
New York, NY 10022

--------------------------

(a) Unitrin, Inc. ("Unitrin"), has reported in a filing on Schedule 13D under the Exchange Act that these shares are owned by two of its subsidiaries, Trinity Universal Insurance Company (7,206,776 shares) and United Insurance Company of America (5,450,988 shares). Unitrin and each of such subsidiaries reported that each such subsidiary shared voting power and dispositive power with Unitrin with respect to the shares so owned. Based upon the foregoing, Unitrin may be deemed to be the indirect beneficial owner of such 12,657,764 shares.

(b) In a filing on Schedule 13G under the Exchange Act, The Capital Group Companies, Inc., stated that it has sole voting power with respect to 600 shares and sole dispositive power with respect to 4,112,400 shares of Company Common Stock. The Capital Group Companies, Inc., has advised the Company that 4,111,800 of such shares are beneficially owned by its wholly owned subsidiary Capital Research and Management Company, which acts as investment adviser to various investment companies. The Capital Group Companies, Inc. disclaims beneficial ownership of these shares.

(c) In a filing on Schedule 13G under the Exchange Act, Merrill Lynch & Co., Inc. stated that it held shared voting power and shared dispositive power with respect to 5,494,000 shares of Company Common Stock. The filing further discloses that the beneficial owner of more than 5% of the outstanding shares of Company Common Stock as of December 31, 1997, is a registered investment company advised by Merrill Lynch Asset Management known as Merrill Lynch Growth Fund. Merrill Lynch & Co. and various of its affiliates disclaim beneficial ownership of the shares reported.

(d) In a filing on Schedule 13G under the Exchange Act, Dodge & Cox stated that it has sole voting power with respect to 3,143,903 shares, shared voting power with respect to 47,100 shares, and sole dispositive power with respect to 3,487,753 shares. Dodge & Cox has reported that such shares are beneficially owned by clients of such firm, including investment companies, pension funds, and other institutional holders.

(e) In a joint filing on Schedule 13G under the Exchange Act by Richard C. Perry and Perry Corp., Perry Corp. is described as a private investment firm of which Richard C. Perry is the president and sole stockholder. The joint filers state that they have sole voting power and sole dispositive power with respect to 3,238,900 shares of Company Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

    Edward J. Borey, a Vice President of the Company and Chief Operating Officer of the Company's Automated Data Systems Group, relocated his office from Fairfield, Ohio, to Everett, Washington, in September 1997 to assume the position of Senior Vice President and Chief Operating Officer of Intermec Technologies Corporation ("Intermec"), a subsidiary of the Company. To facilitate such relocation, Intermec has purchased Mr. Borey's former residence in Centerville, Ohio, for a purchase price of $350,000. Such purchase price was determined by the Company's corporate director of real estate after comparing the results of the reports of three independent real estate appraisers engaged by the Company.

    In connection with such purchase, Intermec has agreed that such residence shall be offered for sale for a period of at least 90 days for a sales price not less than $350,000. Should Intermec sell such residence for a gross sales price which exceeds $350,000, the amount of gross proceeds in excess of $350,000 shall be paid to Mr. Borey. Any loss incurred by Intermec in connection with the purchase and sale of such residence shall be borne by Intermec.

CERTAIN BUSINESS RELATIONSHIPS

    Alton J. Brann, Chairman and Chief Executive Officer of the Company, is also a director and non-executive Chairman of Western Atlas, and Orion L. Hoch is a director of both the Company and Western Atlas. In addition, Mr. Brann and five additional executive officers of the Company served as executive officers of Western Atlas during the first ten months of fiscal 1997, when the Company's businesses were a part of Western Atlas. During this period the Company had outstanding indebtedness to Western Atlas, of which the largest aggregate amount outstanding at any one time during 1997 was $230 million.

    Immediately prior to the distribution of the Common Stock of the Company to the shareholders of Western Atlas on October 31, 1997, the Company paid a dividend of $230 million to Western Atlas. The Company and Western Atlas entered into a Distribution and Indemnity Agreement which, together with certain related agreements, governs the relationship between Western Atlas and the Company with respect to or in consequence of the Distribution, including the treatment of employee benefit plan matters and liability for federal income and other taxes. Pursuant to such agreements, the Company has received $480,000 from Western Atlas subsequent to October 31, 1997.

INDEBTEDNESS OF MANAGEMENT

    As a form of additional incentive for its key employees, the Company provides loans to certain such employees located in the United States. Under such program, loans in the aggregate principal amount of $1,751,000 were outstanding at March 16, 1998, to six executive officers of the Company, as follows: Edward J. Borey, $100,000; Alton J. Brann, $616,000; Charles A. Cusumano, $225,000; Michael E. Keane, $275,000; Norman L. Roberts, $255,000; and Clayton A. Williams, $280,000. These loans are unsecured, currently bear interest at the rate of 4% per annum, and are payable on the Company's demand, but, in any event, not later than the earlier of (i) termination of the borrower's employment with the Company or any subsidiary thereof, or (ii) December 31, 2002. The foregoing amounts represent the largest amount of indebtedness of each such executive officer and present executive officers as a group under such loan program outstanding since December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                PAGE
                                                                                                              ---------
(a)(1)     Financial Statements
            See Part II

(a)(2)     Financial Statement Schedules                                                                      *

(a)(3)     Executive Compensation Plans and Arrangements                                                      37

(b)        Reports on Form 8-K
            In a report filed on Form 8-K dated December 23, 1997, the Company reported the acquisition of proprietary radio frequency identification (RFID) technology.

(c)        Index to Exhibits                                                                                  E1

------------------------

* All schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated and combined financial statements or notes thereto.

                                  UNOVA, INC.
                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                              REPORT WITH WHICH
DESCRIPTION                                                               EXHIBIT NO.         EXHIBIT WAS FILED
------------------------------------------------------------------------  -----------  -------------------------------
Employee Benefits Agreement dated October 31, 1997, between Western             10.3   September 30, 1997
 Atlas Inc. and UNOVA, Inc.                                                            Form 10-Q

Change of Control Employment Agreements with Alton J. Brann, Michael E.         10.5   September 30, 1997
 Keane, Norman L. Roberts and certain other officers, dated as of                      Form 10-Q
 October 31, 1997.

Employment Agreement between Intermec Corporation and Michael Ohanian,          10.6   Form 10
 dated May 18, 1995, as amended.

UNOVA, Inc. Restoration Plan.                                                   10.8   Form 10

UNOVA, Inc. Supplemental Executive Retirement Plan.                             10.9   Form 10 Amendment No. 1

Supplemental Retirement Agreement between UNOVA, Inc. and Alton J. Brann        10.10  Form 10 Amendment No. 1
 dated October 1997.

Employment Agreement between UNOVA, Inc. and Clayton A. Williams, dated         10.11  Form 10 Amendment No. 1
 August 1997.

UNOVA, Inc. 1997 Stock Incentive Plan.                                          10.12  September 30, 1997
                                                                                       Form 10-Q

UNOVA, Inc. Executive Severance Plan.                                           10.13  September 30, 1997
                                                                                       Form 10-Q

Form of Promissory Notes in favor of the Company given by certain               10.14  September 30, 1997
 officers and key employees.                                                           Form 10-Q

Board resolution dated September 24, 1997 establishing the UNOVA, Inc.          10.15  September 30, 1997
 Incentive Loan Program.                                                               Form 10-Q

UNOVA, Inc. Management Incentive Compensation Plan                              10.16  December 31, 1997
                                                                                       Form 10-K

UNOVA, Inc. Executive Survivor Benefit Plan                                     10.17  December 31, 1997
                                                                                       Form 10-K

Amendment No. 1 to Employment Agreement between Intermec Corporation and        10.18  December 31, 1997
 Michael Ohanian, dated February 28, 1997.                                             Form 10-K

Amendment No. 2 to Employment Agreement between Intermec Technologies           10.19  December 31, 1997
 Corporation and Michael Ohanian, dated February 28, 1998.                             Form 10-K

Amendment to Employment Agreement between UNOVA, Inc. and Clayton A.            10.20  December 31, 1997
 Williams, dated March 24, 1998.                                                       Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNOVA, INC.
                                          /s/ MICHAEL E. KEANE
                ----------------------------------------------------------------

                                          Michael E. Keane
                                          SENIOR VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

March 18, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Director, Chairman of the
      /s/ ALTON J. BRANN          Board
------------------------------    and Chief Executive         March 18, 1998
        Alton J. Brann            Officer

     /s/ STEPHEN E. FRANK
------------------------------  Director                      March 18, 1998
       Stephen E. Frank

      /s/ ORION L. HOCH
------------------------------  Director                      March 18, 1998
        Orion L. Hoch

     /s/ STEVEN B. SAMPLE
------------------------------  Director                      March 18, 1998
       Steven B. Sample

     /s/ WILLIAM D. WALSH
------------------------------  Director                      March 18, 1998
       William D. Walsh

   /s/ CHARLES A. CUSUMANO      Vice President, Finance
------------------------------    (Chief Accounting           March 18, 1998
     Charles A. Cusumano          Officer)

                                  UNOVA, INC.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    The consolidated and combined financial statements of UNOVA, Inc. and subsidiaries and related financial information included in this Annual Report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with generally accepted accounting principles.

    The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor the compliance with and the effectiveness of established procedures.

    The consolidated and combined financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on page F-2.

    The Audit and Compliance Committee of the Board of Directors, which consists solely of directors who are not employees of the Company, meets periodically with management, the independent auditors and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.

/s/Michael E. Keane

Michael E. Keane
Senior Vice President and
Chief Financial Officer
March 11, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

UNOVA, Inc.

Beverly Hills, California

    We have audited the accompanying consolidated and combined balance sheets of UNOVA, Inc. and subsidiaries (as described in Note A) as of December 31, 1997 and 1996, and the related consolidated and combined statements of operations, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California
March 11, 1998

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Sales and Service Revenues..............................................  $  1,426,247  $  1,164,682  $    942,852
                                                                          ------------  ------------  ------------
Costs and Expenses
  Cost of sales.........................................................       981,380       841,820       669,279
  Selling, general and administrative...................................       324,405       218,672       194,069
  Depreciation and amortization.........................................        40,672        27,043        26,116
  Acquired in-process research and development charges..................       211,500
  Interest, net.........................................................        16,689         7,111         9,347
                                                                          ------------  ------------  ------------
    Total Costs and Expenses............................................     1,574,646     1,094,646       898,811
                                                                          ------------  ------------  ------------
Earnings (Loss) before Taxes on Income..................................      (148,399)       70,036        44,041
Taxes on Income.........................................................       (22,968)      (28,014)      (17,837)
                                                                          ------------  ------------  ------------
Net Earnings (Loss).....................................................  $   (171,367) $     42,022  $     26,204
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic and Diluted Earnings (Loss) per Share.............................  $      (3.17) $        .78  $        .49
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                      ASSETS
Current Assets
  Cash and cash equivalents...........................................................  $     13,685  $    149,467
  Accounts receivable, net of allowance for doubtful accounts
    of $19,719 (1997) and $5,124 (1996)...............................................       448,079       394,572
  Inventories, net of progress billings...............................................       150,537        94,452
  Deferred tax assets.................................................................       106,694        53,636
  Other current assets................................................................        30,072         3,664
                                                                                        ------------  ------------
    Total Current Assets..............................................................       749,067       695,791

Property, Plant and Equipment, Net....................................................       157,680       132,508
Goodwill and Other Intangibles, Net of Accumulated Amortization
  of $54,266 (1997) and $42,095 (1996)................................................       366,098       178,810
Other Assets..........................................................................        83,513        66,684
                                                                                        ------------  ------------
Total Assets..........................................................................  $  1,356,358  $  1,073,793
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable....................................................................  $    311,759  $    242,168
  Payrolls and related expenses.......................................................        72,909        50,567
  Notes payable and current portion of long-term obligations..........................        86,645        27,461
  Due to Western Atlas Inc............................................................                     109,574
                                                                                        ------------  ------------
    Total Current Liabilities.........................................................       471,313       429,770
                                                                                        ------------  ------------
Long-term Obligations.................................................................       216,938        14,507
                                                                                        ------------  ------------
Deferred Tax Liabilities..............................................................        22,918        22,727
                                                                                        ------------  ------------
Other Long-term Liabilities...........................................................        55,700        32,281
                                                                                        ------------  ------------
Commitments and Contingencies

Shareholders' Investment
  Preferred stock (50,000,000 shares authorized)......................................
  Common stock (54,510,193 shares outstanding)........................................           545
  Additional paid-in capital..........................................................       603,743
  Accumulated deficit.................................................................        (8,041)
  Cumulative currency translation adjustment..........................................        (6,758)
  Investment by Western Atlas Inc.....................................................                     574,508
                                                                                        ------------  ------------
    Total Shareholders' Investment....................................................       589,489       574,508
                                                                                        ------------  ------------
Total Liabilities and Shareholders' Investment                                          $  1,356,358  $  1,073,793
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1997         1996         1995
                                                                              -----------  -----------  ----------
Cash and Cash Equivalents at Beginning of Year..............................  $   149,467  $   103,501  $   29,190
                                                                              -----------  -----------  ----------
Cash Flows from Operating Activities:
  Net earnings (loss).......................................................     (171,367)      42,022      26,204
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of acquisitions):
    Acquired in-process research and development charges....................      211,500
    Depreciation and amortization...........................................       40,672       27,043      26,116
    Deferred taxes..........................................................        2,162       (9,803)      7,519
    Change in pensions......................................................      (11,217)      (6,983)     (7,772)
    Change in accounts receivable...........................................       39,752     (142,159)     47,712
    Change in inventories...................................................       (9,167)      21,986     (19,613)
    Change in other current assets..........................................      (12,540)        (804)      4,012
    Change in accounts payable..............................................      (53,830)      73,701     (11,572)
    Change in payrolls and related expenses.................................        6,238       (2,382)        (99)
    Other operating activities..............................................       (1,247)       6,537       6,519
                                                                              -----------  -----------  ----------
      Net cash provided by operating activities.............................       40,956        9,158      79,026
                                                                              -----------  -----------  ----------
Cash Flows from Investing Activities:
  Acquisition of businesses net of cash acquired............................     (400,754)                  (2,284)
  Capital expenditures......................................................      (30,310)     (22,541)    (23,944)
  Investment in unconsolidated companies....................................       (8,500)                  (3,632)
  Investment in radio frequency identification technology...................       (8,200)
  Proceeds from sale of businesses..........................................                    31,100
  Other investing activities................................................        7,117        1,049         775
                                                                              -----------  -----------  ----------
    Net cash (used in) provided by investing activities.....................     (440,647)       9,608     (29,085)
                                                                              -----------  -----------  ----------
Cash Flows from Financing Activities:
  Short-term obligations, net...............................................      243,938        3,818     (20,848)
  Dividend paid to Western Atlas Inc........................................     (230,000)
  Net transactions with Western Atlas Inc...................................      190,338       25,747      38,195
  Change in due to Western Atlas Inc........................................      120,426       (2,855)       (352)
  Repayment of borrowings...................................................      (62,847)        (649)
  Other financing activities................................................        2,054        1,139       7,375
                                                                              -----------  -----------  ----------
    Net cash provided by financing activities...............................      263,909       27,200      24,370
                                                                              -----------  -----------  ----------
Resulting in (Decrease) Increase in Cash and Cash Equivalents...............     (135,782)      45,966      74,311
                                                                              -----------  -----------  ----------
Cash and Cash Equivalents at End of Year....................................  $    13,685  $   149,467  $  103,501
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

    GENERAL INFORMATION. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), in the form of a dividend (the "Distribution"). Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held of record.

    NATURE OF OPERATIONS. UNOVA is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Automated Data Systems business segment is comprised of automated data collection ("ADC") and mobile computing products and services, principally serving the industrial market. Customers are the global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The Industrial Automation Systems business segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road and diesel engine manufacturing industries.

    PRINCIPLES OF CONSOLIDATION AND COMBINATION. The consolidated and combined financial statements include those of the Company, its subsidiaries and companies in which UNOVA has a controlling interest. Investments in companies over which UNOVA has influence but not a controlling interest are accounted for using the equity method. Investments in other companies are carried at cost. All material intercompany transactions have been eliminated.

    The combined financial statements for all periods presented prior to the Distribution Date include the historical accounts and operations of the former WAI businesses that now comprise the Company. They include, at their historical amounts, the assets, liabilities, revenues and expenses directly related and those allocated to the businesses that now comprise the Company's operations.

    A pro rata share of certain general and administrative corporate costs incurred by WAI have been allocated to the Company based on the relative ratio of such projected costs to be incurred by WAI and the Company individually. Such costs include general management, legal, tax, treasury, insurance, financial audit, financial reporting, human resources and real estate services.

    The Company's historical debt includes an allocation of a portion of WAI's corporate debt, based on the Company's estimated past capital requirements. Interest expense related thereto has been included in the Company's statements of operations at WAI's estimated blended historical rate of interest on long-term borrowings of 7.5%.

    Management believes the above stated allocations were made on a reasonable basis; however, they do not necessarily reflect the results of operations which would have occurred had the Company been an independent entity nor are they necessarily indicative of future expenses or income (see Note J).

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

    EARNINGS PER SHARE. In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, which replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share of companies with complex capital structures. Under the provisions of SFAS 128, basic and diluted earnings per share amounts were the same for all periods presented in the consolidated and combined statements of operations. The 1997 basic earnings per share computation was based on 54,056,243 weighted average shares, while the diluted earnings per share computation was based on 54,056,798 shares. The Company used 53,891,534 shares, the outstanding shares of WAI common stock at June 30, 1997, to calculate both basic and diluted earnings per share in the years ended December 31, 1996 and 1995. At December 31, 1997, Company employees and directors held 2,504,500 options to purchase Company common stock. These options could become dilutive in future periods if the market price of the Company's common stock exceeds the exercise price of the outstanding options.

    CASH EQUIVALENTS. The Company considers time deposits and commercial paper purchased within three months of their date of maturity to be cash equivalents.

    INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

    REVENUE RECOGNITION. Revenues are generally recognized when products are shipped or as services are performed. Revenues and profits on long-term contracts associated with the Company's operations are recorded under the percentage-of-completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable. General and administrative costs are expensed as incurred.

    RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred. Total expenditures on research and development activities amounted to $53.1 million, $29.7 million and $27.5 million, in the years ended December 31, 1997, 1996 and 1995, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided over the estimated useful lives of the related assets.

    INCOME TAXES. The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax-bases of assets and liabilities. For further discussion of accounting policies for taxes see Note G.

    The Company's domestic operations and their foreign branches have been included in WAI's consolidated tax returns (for periods prior to the Distribution Date). Any tax benefits related to these operations have been recorded in these financial statements if such were realizable by WAI on a consolidated basis. Foreign entities included in these financial statements provide taxes in accordance with local laws and regulations.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses.

    A different automotive industry customer was significant to the Company's revenues in each of the three years ended 1997. One customer represented 13% of revenues in 1997, another represented 15% of revenues in 1996, and another represented 11% of revenues in 1995.

    FOREIGN CURRENCIES. The currency effects of translating the financial statements of those non-U.S. entities of the Company which operate in local currency environments are included in the "cumulative currency translation adjustment" component of shareholders' investment. Currency transaction gains and losses are included in the consolidated and combined statements of operations and were not material for any periods presented herein.

    GOODWILL AND OTHER INTANGIBLES. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over periods ranging from four to 18 years. The Company assesses the recoverability of goodwill at the end of each fiscal year or as circumstances warrant. Factors considered in evaluating recoverability include management's plans for the operations to which the goodwill relates and the historical earnings and projected undiscounted cash flows of such operations.

    IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment is recorded to write-down long-lived assets to their fair value if the undiscounted cash flows estimated to be generated by the asset are less than its carrying amount.

    ENVIRONMENTAL COSTS. Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In February 1998, Statement of Financial Accounting Standards No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company is evaluating what additional disclosures may be required upon the implementation of SFAS Nos. 130, 131 and 132.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B: BUSINESS ACQUISITIONS, INVESTMENTS, AND DISPOSITIONS

ACQUISITIONS AND INVESTMENTS

    The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European-based ADC company headquartered in Sweden. These companies are currently being integrated into the Automated Data Systems segment. Both transactions were funded by Western Atlas borrowings and cash on hand, and have been accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280.0 million and $107.0 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203.3 million assigned to acquired in-process research and development activities; $154.1 million assigned to goodwill (amortized over 25 years using the straight-line method); and $29.0 million assigned to other intangibles (amortized over periods ranging from four to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to acquired in-process research and development projects that had not yet achieved technological feasibility in accordance with Financial Accounting Standards Board Interpretation No. 4 ("FIN 4").

    The Norand acquisition added increased knowledge and capabilities in wireless data communication using radio frequency ("RF") technology and mobile computing solutions for the logistics markets. In the communications area, Norand brings advanced access point and docking station technology, communication software, product configuration and ergonomics. This acquisition also expands the Company's offering in the RF spread-spectrum technology. The mobile computing technology allows the Company to enter the route accounting, meter reading, and field service markets. Norand provides the Company with pen-based, hand-held computers with desktop PC performance that is important to these markets.

    The UBI acquisition provides two major product line technologies: bar code on-demand printers with labels and ribbons, and hand-held scanners. UBI's printer technology complements the Company's existing printer offerings with low-end, low-cost printers and high-end, high-speed printers. UBI also provides enhanced media-handling systems, such as linerless adhesive labels and software. The scanner technology includes scanners based on charge-coupled device ("CCD") technology, which is an alternative to laser scanners in many applications. UBI also brings software that improves laser scanning for one- and two-dimensional symbologies.

    In addition to the amount charged to in-process research and development, the Company expects to expend an additional $30 million over the next three years to develop these technologies into commercially viable products. These expenditures include engineering labor, material costs, overhead charges, and software development, as well as general and administrative expenses.

    The allocation of the acquisition cost of Norand and UBI is preliminary and subject to revision upon receipt of pending information, such as final assessment of certain legal and environmental exposures and the completion of certain appraisals. Any such revisions are not expected to have a material impact on the Company's consolidated and combined financial statements.

    The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company purchased the stamping, engineering and prototyping division of Modern Prototype Company in September 1997. In December 1997, UNOVA acquired Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. Although these acquisitions are integral to the Company's goals, they are not material in the aggregate to UNOVA's consolidated and combined financial statements.

    In December 1997, the Company acquired radio frequency identification ("RFID") technology from IBM Corporation. In connection with this acquisition, the Company recorded a $13.0 million after-tax charge to expense acquired in-process research and development in accordance with FIN 4 and the anticipated loss on a related long-term contract. The Company intends to further develop this RFID technology and in 1997 acquired 13% of Amtech Corporation ("Amtech") in order to support such development. The Company and Amtech were unable to agree on the structure of a proposed product development alliance and are currently exploring other mutually agreeable means to complete the RFID development.

    The fair values of Norand, UBI, Honsberg, Modern Prototype and Goldcrown Machinery assets and liabilities at their respective acquisition dates are presented below for supplemental cash flow disclosure purposes:

(IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------------------
Current assets...................................................................  $   164,153
Property, plant & equipment......................................................       29,093
Goodwill and intangibles.........................................................      201,380
Other non-current assets.........................................................       55,956
Total debt.......................................................................      (84,163)
Other current liabilities........................................................     (146,724)
Other non-current liabilities....................................................      (11,642)
In-process research and development..............................................      203,300
                                                                                   -----------
Purchase price...................................................................      411,353
Less cash acquired...............................................................      (10,599)
                                                                                   -----------
Purchase price, net of cash acquired.............................................  $   400,754
                                                                                   -----------
                                                                                   -----------

    The Company made acquisitions and investments during 1995, including Cranfield Precision Engineering, a grinding technology company located in the United Kingdom. These acquisitions are integral to the Company's goals, though not material in the aggregate to the Company's consolidated and combined financial statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following pro forma information for the years ended December 31, 1997 and 1996 gives effect to the acquisition of Norand as if it had occurred on January 1, 1997 and 1996, respectively.

    Unaudited pro forma sales and service revenues, net earnings and earnings per share for the year ended December 31, 1996 are $1,405.8 million, $27.9 million and $0.52, respectively, reflecting the Norand acquisition as if it had occurred on January 1, 1996, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, and interest associated with the increase in allocated WAI debt.

    The following unaudited pro forma combined statement of operations for the year ended December 31, 1997 has been prepared from the historical financial statements of the Company and Norand Corporation. Norand's historical operations for the two months ended March 1, 1997 have been combined with the Company's operations for the year ended December 31, 1997 (which include Norand subsequent to the acquisition date), reflecting the acquisition as if it had occurred on January 1, 1997.

    The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, such information is not predictive of future results of operations.

                                                                                  NORAND
                                                          UNOVA HISTORICAL    HISTORICAL TWO
                                                             YEAR ENDED        MONTHS ENDED
                                                          DECEMBER 31, 1997   MARCH 1, 1997         ADJUSTMENTS
                                                          -----------------   --------------   ---------------------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                                 (UNAUDITED)
Sales and Service Revenues..............................     $1,426,247          $36,798
                                                          -----------------      -------
Costs and Expenses
  Cost of sales.........................................        981,380           21,675
  Selling, general and administrative...................        324,405           17,168
  Depreciation and amortization.........................         40,672            1,932          $   1,127(a)
  In-process research and development charges...........        211,500                            (203,300)(b)
  Interest-net..........................................         16,689              979              2,171(c)(d)
                                                          -----------------      -------         ----------
    Total Costs and Expenses............................      1,574,646           41,754           (200,002)
                                                          -----------------      -------         ----------
Earnings (Loss) before Taxes on Income..................       (148,399)          (4,956)           200,002
Taxes on Income.........................................        (22,968)           1,487              1,889(e)
                                                          -----------------      -------         ----------
Net Earnings (Loss).....................................     $ (171,367)         $(3,469)         $ 201,891
                                                          -----------------      -------         ----------
                                                          -----------------      -------         ----------
Earnings (Loss) per Share (Equivalent Shares of 54.1
 million)...............................................     $    (3.17)         $ (0.06)         $    3.73
                                                          -----------------      -------         ----------
                                                          -----------------      -------         ----------


                                                            COMBINED PRO
                                                          FORMA YEAR ENDED
                                                          DECEMBER 31, 1997
                                                          -----------------

Sales and Service Revenues..............................     $1,463,045
                                                          -----------------
Costs and Expenses
  Cost of sales.........................................      1,003,055
  Selling, general and administrative...................        341,573
  Depreciation and amortization.........................         43,731
  In-process research and development charges...........          8,200
  Interest-net..........................................         19,839
                                                          -----------------
    Total Costs and Expenses............................      1,416,398
                                                          -----------------
Earnings (Loss) before Taxes on Income..................         46,647
Taxes on Income.........................................        (19,592)
                                                          -----------------
Net Earnings (Loss).....................................     $   27,055
                                                          -----------------
                                                          -----------------
Earnings (Loss) per Share (Equivalent Shares of 54.1
 million)...............................................     $     0.50
                                                          -----------------
                                                          -----------------

    The following pro forma adjustments give effect to the acquisition of Norand as if it had occurred on January 1, 1997.

a) To record amortization of goodwill and other intangible assets acquired in the acquisition of Norand.

b) To eliminate the Company's non-recurring, non-tax deductible charge to expense acquired in-process research and development activities acquired from Norand and UBI in accordance with FIN 4.

c) To record incremental interest expense on allocated Western Atlas corporate debt using the Western Atlas estimated blended historical 7.5% annual rate.

d) To eliminate Norand's historical interest expense related to short-term borrowings under agreements which were repaid with additional Western Atlas corporate debt concurrent with the Company's acquisition of Norand.

e) To adjust the pro forma combined effective federal and state income tax rate to 42%.

DISPOSITIONS

    The Company sold its Material Handling Systems operations in November of 1996 and received cash proceeds of approximately $31 million. The activities of the division were not considered a core business of the Company.

NOTE C: CASH AND CASH EQUIVALENTS, DEBT AND INTEREST

    Cash and cash equivalents amounted to $13.7 million and $149.5 million at December 31, 1997 and December 31, 1996, respectively, and consisted mainly of time deposits and commercial paper.

    Notes payable and long-term obligations consist of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                  (THOUSANDS OF DOLLARS)
Borrowings under revolving credit facility, with average interest at 6.0%, due
  1998..........................................................................  $  200,000
Notes payable, with average interest at 5.1% (1997) and 5.6% (1996).............      86,411  $   27,045
Industrial revenue bonds, with average interest at 5.6% (1997) and 5.5% (1996),
  due through 2005..............................................................      13,500      13,500
Other, with average interest at 6.2% (1997) and 5.2% (1996), due through 2002...       3,672       1,423
                                                                                  ----------  ----------
                                                                                     303,583      41,968
Less notes payable and current portion of long-term obligations.................     (86,645)    (27,461)
                                                                                  ----------  ----------
Long-term obligations...........................................................  $  216,938  $   14,507
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    As of December 31, 1997 the Company classified $200.0 million of short-term debt as long-term to reflect the debt offering that occurred in March 1998, which is discussed below.

    Notes payable and long-term obligations at December 31, 1997 mature as follows:

                                                                             (THOUSANDS OF
YEAR ENDING DECEMBER 31,                                                        DOLLARS)
------------------------------------------------------------------------
1998....................................................................       $   86,645
1999....................................................................            1,064
2000....................................................................            1,081
2001....................................................................            1,009
2002....................................................................              284
Thereafter..............................................................          213,500
                                                                                 --------
                                                                               $  303,583
                                                                                 --------
                                                                                 --------

    The Company has an unsecured committed credit facility with a group of banks from which it may borrow up to $400.0 million. Under this credit facility, which expires in September 2002, the Company may borrow at the prime rate or rates based on the London Interbank Offered Rate, certificates of deposit or other rates which are mutually acceptable to the banks and the Company. At December 31, 1997, $200.0 million of the credit facility was available for the Company's general use. In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $75.0 million was available to the Company at December 31, 1997.

    The Company is in compliance with its various debt covenants which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and require the Company to satisfy certain leverage ratios.

    Financial instruments on the Company's consolidated and combined balance sheets include accounts receivable, notes payable, accounts payable, and payrolls and related expenses, which approximate their market values due to their short maturity. The fair market value of long-term obligations does not differ significantly from their carrying value as of December 31, 1997, due to the variable interest rates on the

Company's long-term debt. UNOVA also has off-balance-sheet guarantees and letter-of-credit reimbursement agreements with face values totaling $54.8 million at December 31, 1997 relating principally to the guarantee of performance on contracts.

    Debt allocated from WAI was $109.6 million at December 31, 1996. Immediately prior to the Distribution, the Company paid to WAI a dividend in the amount of $230.0 million which represented the WAI debt allocation at October 31, 1997. Interest expense related thereto of $12.0 million, $8.3 million, and $8.4 million on the allocated portion of WAI's corporate debt for the years ended December 31, 1997, 1996 and 1995, respectively, has been included in the Company's statements of operations at WAI's estimated blended historical rate of interest on long-term borrowings of 7.5%.

    Net interest expense is composed of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)
Interest expense.............................................  $  20,234  $  11,533  $  12,174
Interest income..............................................     (3,545)    (4,422)    (2,827)
                                                               ---------  ---------  ---------
Net interest expense.........................................  $  16,689  $   7,111  $   9,347
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company made interest payments to non-related parties of $6.6 million, $2.6 million, and $3.8 million in the years ended December 31, 1997, 1996 and 1995, respectively. Capitalized interest costs in each of the periods presented were not material.

    In March 1998, subsequent to the end of the fiscal year, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.00 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt.

NOTE D: ACCOUNTS RECEIVABLE AND INVENTORIES

    Accounts receivable consists of the following:

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                        (THOUSANDS OF DOLLARS)
Trade receivables, net................................................  $  202,890  $  132,814
Receivables related to long-term contracts
  Amounts billed......................................................     116,865      49,538
  Unbilled costs and accrued profit on progress completed and
    retentions........................................................     128,324     212,220
                                                                        ----------  ----------
Net accounts receivable...............................................  $  448,079  $  394,572
                                                                        ----------  ----------
                                                                        ----------  ----------

    The unbilled costs and retentions at December 31, 1997 are expected to be entirely billed and collected during 1998.

    Inventories consist of the following:

                                                                                       DECEMBER 31
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                  (THOUSANDS OF DOLLARS)
Raw materials and work in process...............................................  $   94,845  $   65,016
Finished goods..................................................................      38,074      18,697
Inventoried costs related to long-term contracts................................      29,656      35,062
Less progress billings..........................................................     (12,038)    (24,323)
                                                                                  ----------  ----------
Net inventories.................................................................  $  150,537  $   94,452
                                                                                  ----------  ----------
                                                                                  ----------  ----------

NOTE E: PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                                       DECEMBER 31
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                  (THOUSANDS OF DOLLARS)
Property, plant and equipment, at cost
  Land..........................................................................  $   23,418  $   23,283
  Buildings and improvements....................................................     102,462     105,445
  Machinery and equipment.......................................................     213,582     165,257
Less accumulated depreciation...................................................    (181,782)   (161,477)
                                                                                  ----------  ----------
Net property, plant and equipment...............................................  $  157,680  $  132,508
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Depreciation expense was $27.4 million, $20.7 million and $20.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The net book value of assets under capital leases was not material at December 31, 1997 and 1996.

    The range of estimated useful lives of the major classes of assets are:

Buildings.................................................     10-45 years
Building improvements.....................................      2-20 years
Machinery and equipment...................................      2-15 years

    As of December 31, 1997, minimum rental commitments under noncancellable operating leases were:

YEAR ENDING DECEMBER 31,
------------------------------------------------------------------------    OPERATING LEASES
                                                                          --------------------
                                                                             (THOUSANDS OF
                                                                                DOLLARS)
1998....................................................................       $   10,307
1999....................................................................            7,546
2000....................................................................            5,373
2001....................................................................            3,540
2002....................................................................            2,414
Thereafter..............................................................            6,855
                                                                                  -------
                                                                               $   36,035
                                                                                  -------
                                                                                  -------

    Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $17.9 million, $10.4 million and $9.8 million, for the years ended December 31, 1997, 1996 and 1995, respectively. The minimum future rentals receivable under subleases and contingent rental expenses were not significant.

NOTE F: SHAREHOLDERS' INVESTMENT

    Changes in shareholders' investment are summarized as follows:

                                                                              CUMULATIVE
                                                    ADDITIONAL                 CURRENCY         NET           TOTAL
                                         COMMON      PAID-IN    ACCUMULATED   TRANSLATION  INVESTMENT BY  SHAREHOLDERS'
(THOUSANDS OF DOLLARS)                    STOCK      CAPITAL      DEFICIT     ADJUSTMENT   WESTERN ATLAS   INVESTMENT
-------------------------------------  -----------  ----------  ------------  -----------  -------------  -------------
BALANCE, JANUARY 1, 1995.............                                                       $   439,415    $   439,415

Net earnings.........................                                                            26,204         26,204
Currency translation adjustment......                                                            (1,155)        (1,155)
Net transactions with Western Atlas
  Inc................................                                                            38,195         38,195
                                                                                           -------------  -------------
BALANCE, DECEMBER 31, 1995...........                                                           502,659        502,659

Net earnings.........................                                                            42,022         42,022
Currency translation adjustment......                                                             4,080          4,080
Net transactions with Western Atlas
  Inc................................                                                            25,747         25,747
                                                                                           -------------  -------------
BALANCE, DECEMBER 31, 1996...........                                                           574,508        574,508

Net loss to Distribution Date........                                                          (163,326)      (163,326)
Currency translation adjustment to
  Distribution Date..................                                                            (3,699)        (3,699)
Net transactions with Western Atlas
  Inc................................                                                           190,338        190,338
Distribution of common stock to UNOVA
  shareholders.......................   $     545   $  601,689                 $  (4,413)      (597,821)
Net loss from Distribution Date to
  December 31, 1997..................                            $   (8,041)                                    (8,041)
Currency translation adjustment from
  Distribution Date to December 31,
  1997...............................                                             (2,345)                       (2,345)
Other................................                    2,054                                                   2,054
                                            -----   ----------  ------------  -----------  -------------  -------------
BALANCE, DECEMBER 31, 1997...........   $     545   $  603,743   $   (8,041)   $  (6,758)       --         $   589,489
                                            -----   ----------  ------------  -----------  -------------  -------------
                                            -----   ----------  ------------  -----------  -------------  -------------

    At December 31, 1997, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01. No cash dividends were paid on the common stock in the year ended December 31, 1997.

STOCK OPTIONS

    The UNOVA, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the 1997 Plan, stock options may not be granted at a price less than the market value of the Company's common stock on the date of grant. The Company also has a Director Stock Option Plan (the "Director Plan") which provides for the grant of stock options to the Company's non-employee directors. Under this plan, stock options are granted annually at the market value of the Company's common stock on the date of grant. The number of options granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their grant.

    Subsequent to the Distribution, the Company granted 2,404,500 options to officers and other key employees under the 1997 Plan and 100,000 options to non-employee directors under the Director Plan. These options were granted at a weighted-average exercise price of $18.80. None of these options have been exercised and none were exercisable at December 31, 1997, and there were a total of 3,495,500 options available for grant under both plans as of December 31, 1997. No awards in the form of stock appreciation rights or restricted stock have been granted under the 1997 Plan.

    Outstanding stock option data at December 31, 1997:

                               OPTIONS OUTSTANDING
               ---------------------------------------------------
                             WEIGHTED-AVERAGE
  EXERCISE                       REMAINING       WEIGHTED-AVERAGE
    PRICE      OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE
-------------  -----------  -------------------  -----------------
$14.88             16,000             9.97           $   14.88
$17.56            100,000             9.84           $   17.56
$18.88          2,388,500             9.85           $   18.88

    The weighted-average fair value of stock options granted during 1997 was $7.76 per option. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 5.8%, expected life of five years, and expected volatility of 36%, determined from historical industry stock price fluctuations. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

EMPLOYEE STOCK PURCHASE PLAN

    Effective January 1, 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. Under the terms of the plan, which is intended to qualify under Section 423 of the Internal Revenue Code, employees can choose to have up to 8% of their annual earnings (up to a maximum amount of $21,250 per calendar year) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration.

PRO FORMA COMPENSATION COST DISCLOSURE

    The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's pro forma net loss and loss per share for 1997 would have been $173.6 million and $3.21, respectively.

SHAREHOLDER RIGHTS PLAN

    On September 24, 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan (the "Plan") and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the "Right") for each outstanding share of Company common stock, payable to shareholders of record on October 31, 1997. The Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of seventy dollars. The Rights become exercisable if a person other than a person which presently holds more than 15 percent of the Company's common stock acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Company's outstanding common stock. If a person acquires 15 percent or more of the Company's outstanding common stock, each right will entitle the holder to purchase the Company's common stock having a market value of twice the exercise price of the Right. The Rights, which expire in September 2007, may be redeemed by UNOVA at a price of one cent per Right at any time prior to a person acquiring 15 percent or more of the outstanding common stock.

NOTE G: TAXES ON INCOME

    Earnings (loss) before taxes on income by geographic area are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1997        1996       1995
                                                             -----------  ---------  ---------
                                                                  (THOUSANDS OF DOLLARS)
United States..............................................  $  (113,075) $  47,470  $  41,989
Other nations..............................................      (35,324)    22,566      2,052
                                                             -----------  ---------  ---------
                                                             $  (148,399) $  70,036  $  44,041
                                                             -----------  ---------  ---------
                                                             -----------  ---------  ---------

    Taxes on income consist of the following provisions (benefits):

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)
Currently Payable:
  U.S. taxes................................................  $   13,821  $  31,619  $   8,926
  International taxes.......................................      10,124      6,446      1,392
                                                              ----------  ---------  ---------
                                                                  23,945     38,065     10,318
                                                              ----------  ---------  ---------
Deferred:
  U.S. taxes................................................         242     (9,685)     8,220
  International taxes.......................................      (1,219)      (366)      (701)
                                                              ----------  ---------  ---------
                                                                    (977)   (10,051)     7,519
                                                              ----------  ---------  ---------
                                                              $   22,968  $  28,014  $  17,837
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to employee benefits, depreciation and other valuation allowances.

    The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31, 1997     DECEMBER 31, 1996
                                                   ---------------------  --------------------
                                                     ASSET     LIABILITY    ASSET    LIABILITY
                                                   ----------  ---------  ---------  ---------
                                                             (THOUSANDS OF DOLLARS)
Accrued liabilities..............................  $   49,194             $  32,197
Receivables and inventory........................      14,431                 8,426
Retiree medical benefits.........................       6,255                 4,501
Intangibles......................................       9,025                    23
Tax credit carryforward..........................       4,887
Deferred income..................................      10,195                   810
Net operating loss carryforward..................       9,136
Pensions.........................................              $  14,251             $  11,239
Accelerated depreciation.........................                  6,123                 6,892
Other items......................................       3,571      2,544      7,679      4,596
                                                   ----------  ---------  ---------  ---------
                                                   $  106,694  $  22,918  $  53,636  $  22,727
                                                   ----------  ---------  ---------  ---------
                                                   ----------  ---------  ---------  ---------

    For tax purposes, the Company has available at December 31, 1997, a net operating loss carryforward of approximately $26.0 million expiring in 2009 and 2010. The Company also has general business credit carryforwards of approximately $4.9 million which expire during the 2005 through 2010 time period.

    The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)

Tax at U.S. statutory rate..................................  $  (51,940) $  24,513  $  15,414
Nondeductible acquired in-process research and
 development................................................      71,050
State income taxes net of federal benefit...................       1,625      1,382      1,285
Amortization of nondeductible goodwill......................       4,431      1,916      1,916
Foreign earnings taxed at other than U.S. statutory rate....        (223)        60        100
Other items.................................................      (1,975)       143       (878)
                                                              ----------  ---------  ---------
                                                              $   22,968  $  28,014  $  17,837
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The Company made tax payments of $44.4 million, $26.1 million and $15.1 million, in the years ended December 31, 1997, 1996 and 1995, respectively.

    It is the policy of the Company to accrue appropriate U.S. and foreign income taxes on earnings which are intended to be remitted by foreign subsidiaries to the parent company. Unremitted earnings, which have been or are intended to be permanently reinvested by foreign subsidiaries, were approximately $4.0 million at December 31, 1997.

NOTE H: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

    The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees are covered by a contributory defined benefit plan, under which annual contributions are made to the extent such contributions are actuarially determined.

    There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

    Certain of the Company's non-U.S. subsidiaries also have a retirement plan for employees. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

U.S. PENSION PLANS

    A summary of the components of net periodic pension cost for the U.S. defined benefit plans and defined contribution plans for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                             ---------  ----------  ----------
                                                                  (THOUSANDS OF DOLLARS)

Defined benefit plans
  Service cost - benefits earned during the period.........  $   5,988  $    6,507  $    4,565
  Interest cost on projected benefit obligation............     10,075      10,107       9,619
  Actual return on plan assets.............................    (88,571)    (41,727)    (58,985)
  Net amortization and deferral............................     62,673      19,371      37,439
                                                             ---------  ----------  ----------
Net periodic pension income................................     (9,835)     (5,742)     (7,362)
Defined contribution plans.................................      4,160       2,983       2,414
                                                             ---------  ----------  ----------
Net periodic pension income................................  $  (5,675) $   (2,759) $   (4,948)
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 9 1/4% for fiscal years 1997 and 1996. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/2% at December 31, 1997 and 1996. The rate of increase in future compensation levels was 5% at December 31, 1997 and 1996.

    The following table sets forth the funded status of the Company's U.S. plans and amounts recognized in the Company's balance sheets at December 31, 1997 and 1996.

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
                                                                                           (THOUSANDS OF DOLLARS)

Actuarial present value of benefit obligations
  Vested benefit obligation.............................................................  $  (132,477) $  (125,121)
                                                                                          -----------  -----------
  Accumulated benefit obligation........................................................  $  (133,460) $  (126,092)
                                                                                          -----------  -----------
  Projected benefit obligation..........................................................  $  (151,649) $  (139,026)
Fair value of plan assets...............................................................      345,347      267,956
Unrecognized net transition asset.......................................................      (12,769)     (16,268)
Unrecognized net gain...................................................................     (145,050)     (87,550)
                                                                                          -----------  -----------
Prepaid pension cost....................................................................  $    35,879  $    25,112
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The above table includes prepaid pension cost presented net of pension liabilities for plans in which accumulated benefits exceed plan assets. As of December 31, 1997 and 1996, these liabilities amounted to $16.2 million and $13.5 million, respectively.

    Plan assets consist primarily of equity securities and investment grade fixed income securities. The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years.

NON-U.S. PENSION PLAN

    For the principal non-U.S. pension plan located in the United Kingdom, the weighted-average discount rate used was 7% at December 31, 1997. The rate of increase in future compensation used was 4%, and the rate of return on assets was 7 1/2% at December 31, 1997.

    Pension costs for the non-U.S. plan were not material for any of the periods presented herein. The actuarial present value of projected benefits at December 31, 1997 was $35.6 million compared with net assets available for benefits of $40.4 million.

OTHER POSTRETIREMENT BENEFITS

    In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance defined benefit plans. These benefit plans are unfunded.

    The net periodic postretirement benefit costs were not material for any of the periods presented herein. The accumulated benefit obligation at December 31, 1997 was $19.6 million, of which $17.8 million was attributable to retirees and $1.8 million to other active plan participants. The accumulated benefit obligation at December 31, 1996 was $18.5 million, of which $14.7 million was attributable to retirees and $3.8 million was attributable to active plan participants.

    Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7 1/2% at December 31, 1997 and 1996. The assumed health care cost trend rate for fiscal year 1997 was 12.4% and is projected to decrease over 20 years to 6%, where it is expected to remain thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the accumulated benefit obligation results in an increase of approximately $1.9 million.

NOTE I: LITIGATION, COMMITMENTS AND CONTINGENCIES

    The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated and combined financial statements.

NOTE J: RELATED PARTY TRANSACTIONS

    Immediately prior to the Distribution, the Company paid a dividend of $230.0 million to WAI with funds borrowed under the Company's revolving credit facility.

    Included in other assets are amounts due from certain Company officers and other related parties of $2.1 million and $1.6 million at December 31, 1997 and 1996, respectively.

    Included in general and administrative costs are allocated charges from WAI of $13.5 million, $22.2 million, and $19.9 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

    Included in interest expense are allocated charges from WAI of $12.0 million, $8.3 million, and $8.4 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE K: BUSINESS SEGMENT REPORTING

    The Company reports its operations in two business segments: the Automated Data Systems segment and the Industrial Automation Systems segment. Material Handling Systems was sold during the fourth quarter of 1996. Figures for this division were reported as part of the Industrial Automation Systems segment.

    Activities are primarily product sales oriented. Export sales are not material.

    Corporate and other amounts include corporate operating costs, net interest expense and currency transaction gains and losses (see Notes A and J). Assets classified as corporate and other amounts consist of cash and cash equivalents and other corporate assets.

                         OPERATIONS BY BUSINESS SEGMENT
                             (MILLIONS OF DOLLARS)

                                                                       AUTOMATED     INDUSTRIAL     CORPORATE
                                                      YEAR ENDED         DATA        AUTOMATION     AND OTHER
                                                     DECEMBER 31,       SYSTEMS        SYSTEMS       AMOUNTS      TOTAL
                                                    ---------------  -------------  -------------  -----------  ---------

Sales.............................................          1997     $     636        $     790                 $   1,426
                                                            1996           367              798                     1,165
                                                            1995           321              622                       943

Operating profit (loss)...........................          1997          (202)(A)           95     $     (25)       (132)(A)
                                                            1996            30               70           (23)         77
                                                            1995            13               62           (22)         53

Capital expenditures..............................          1997            16               14                        30
                                                            1996             9               14                        23
                                                            1995             8               16                        24

Depreciation and amortization expense.............          1997            25               15             1          41
                                                            1996            11               15             1          27
                                                            1995            12               13             1          26

Identifiable assets at year end...................          1997           642              650            64       1,356
                                                            1996           277              620           177       1,074
                                                            1995           289              499           131         919

------------------------

(A) Includes the $211.5 million charges for acquired in-process research and development.

                         OPERATIONS BY GEOGRAPHIC AREA
                             (MILLIONS OF DOLLARS)

                                                    YEAR ENDED      UNITED                    OTHER      CORPORATE
                                                   DECEMBER 31,     STATES      EUROPE       NATIONS     AND OTHER     TOTAL
                                                  ---------------  ---------  -----------  -----------  -----------  ---------

Sales...........................................          1997     $     989   $     363    $      74                $   1,426
                                                          1996           950         193           22                    1,165
                                                          1995           771         151           21                      943

Operating profit (loss).........................          1997           (78)        (35)           6    $     (25)       (132)
                                                          1996            78          22                       (23)         77
                                                          1995            70           4            1          (22)         53

Identifiable assets at year end.................          1997         1,015         261           16           64       1,356
                                                          1996           751         136           10          177       1,074
                                                          1995           671         105           12          131         919

                                  UNOVA, INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                                      COMMON
                                                                                         BASIC        DILUTED      STOCK SALES
                                                             GROSS         NET         EARNINGS      EARNINGS         PRICE
                                                    SALES   PROFIT      EARNINGS       PER SHARE     PER SHARE     HIGH/LOW (1)
                                                    ------  -------   -------------   -----------   -----------   --------------
                                                                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
First Quarter.....................................  $323.1   $ 88.9    $  11.6          $ 0.21        $ 0.21
Second Quarter....................................   409.3    122.7     (189.1)(2)       (3.51)        (3.51)
Third Quarter.....................................   361.8    116.4       11.7            0.22          0.22
Fourth Quarter....................................   332.0     99.9       (5.6)(3)       (0.10)        (0.10)     $19 1/4 14 1/8

YEAR ENDED DECEMBER 31, 1996
First Quarter.....................................  $240.4   $ 68.0    $   8.2          $ 0.15        $ 0.15
Second Quarter....................................   264.1     73.4        8.7            0.16          0.16
Third Quarter.....................................   310.0     81.0       11.0            0.20          0.20
Fourth Quarter....................................   350.2     88.0       14.1            0.26          0.26

    As of February 27, 1998 there were approximately 21,687 holders of record of the Company's common stock.

(1) The common stock began trading on the New York Stock Exchange under the symbol "UNA" on October 22, 1997 on a "when issued" basis, and "regular way" on November 3, 1997. Prior to October 31, 1997, the Company was a wholly owned subsidiary of Western Atlas Inc.

(2) In June 1997, the Company expensed $203.3 million of in-process research and development activities in connection with the acquisitions of Norand and UBI.

(3) In December 1997, the company expensed $4.9 million (net of tax) of in-process research and development activities in connection with the acquisition of RFID technology.

                                  UNOVA, INC.
                               INDEX TO EXHIBITS

 EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
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

       4.4     Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998.*

       4.5     Indenture dated as of March 11, 1998 between the Company and The First National Bank of Chicago,
                 Trustee, providing for the issuance of securities in series.*

       4.6     Form of 6.875% Notes due March 15, 2005 issued by the Company under such indenture.*

       4.7     Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture.*

      10.1     Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA,
                 Inc, filed as Exhibit 10.1 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and
                 incorporated herein by reference.

      10.2     Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as
                 Exhibit 10.2 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.3     Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.3 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and
                 incorporated herein by reference.

      10.4     Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.4 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and
                 incorporated herein by reference.

      10.5     Change of Control Employment Agreements with Alton J. Brann, Michael E. Keane, Norman L. Roberts and certain other officers of the Company, dated as of October 31, 1997, filed as Exhibit 10.5 to the
                 Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.6     Employment Agreement between Intermec Corporation and Michael Ohanian, dated May 18, 1995, as amended, filed on August 18, 1997 as Exhibit 10J to the Company's Registration Statement on Form 10
                 No. 001-13279 and incorporated herein by reference.

      10.7     UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company's September 30,
                 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.8     UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10I to the Company's Registration
                 Statement on Form 10 No. 001-13279 and incorporated herein by reference.

 EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
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

      10.12    UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997
                 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.13    UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.13 to the Company's September 30, 1997
                 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.14    Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and
                 incorporated herein by reference.

      10.15    Board resolution dated September 24, 1997 establishing the UNOVA, Inc. Incentive Loan Program, filed as Exhibit 10.15 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and
                 incorporated herein by reference.

      10.16    UNOVA, Inc. Management Incentive Compensation Plan.*

      10.17    UNOVA, Inc. Executive Survivor Benefit Plan.*

      10.18    Amendment No. 1 to Employment Agreement between Intermec Corporation and Michael Ohanian, dated
                 February 28, 1997.*

      10.19    Amendment No. 2 to Employment Agreement between Intermec Technologies Corporation and Michael
                 Ohanian, dated February 28, 1998.*

      10.20    Amendment to Employment Agreement between UNOVA, Inc. and Clayton A. Williams, dated March 24, 1998.*

      21       Subsidiaries of the Registrant included herein on page E-3.

      23       Independent Auditors' Consent included herein on page E-4.

      27       Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

------------------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                                                      EXHIBIT 21

                                  UNOVA, INC.

                         SUBSIDIARIES OF THE REGISTRANT

                                                                JURISDICTION
                                                                     OF        PERCENTAGE OF
NAME OF SUBSIDIARY                                              INCORPORATION    OWNERSHIP
--------------------------------------------------------------  -------------  -------------
Intermec Technologies Corporation.............................   Washington            100
UNOVA Industrial Automation Systems, Inc......................    Delaware             100

The Registrant has additional operating subsidiaries which, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

All above-listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Amendment No. 1 to registration statement No. 333-42839 of UNOVA, Inc. on Form S-3 and registration statements Nos. 333-39003, 333-39005, and 333-39007 of UNOVA, Inc. each filed on Form S-8, of our report dated March 11, 1998, appearing in this Annual Report on Form 10-K of UNOVA, Inc. for the year ended December 31, 1997.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 26, 1998