Form 10-Q
period 1998-03-31
UNOVA INC
filed 1998-05-11
CIK 1044590

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 1998 there were 54,510,193 shares of Common Stock outstanding.

                                    UNOVA, INC.
                                       INDEX
                                REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1998

                                                                          PAGE
                                                                         NUMBER
PART I.  FINANCIAL INFORMATION
     ITEM 1.   Financial Statements

               Consolidated and Combined Statements of Operations
                Three months ended March 31, 1998 (unaudited)
                and March 31, 1997 (unaudited)                              3

               Consolidated Balance Sheets
                March 31, 1998 (unaudited) and December 31, 1997            4

               Consolidated and Combined Statements of Cash Flows
                Three months ended March 31, 1998 (unaudited)
                and March 31, 1997 (unaudited)                              5

               Notes to Consolidated and Combined Financial
                Statements (unaudited)                                      6


     ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8


PART II. OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K                            10


Signature                                                                  11

                           PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   UNOVA INC.
                  CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        1998                 1997
                                                     ----------          ----------
Sales and Service Revenues                           $  333,405          $  323,066
                                                     ----------          ----------
Costs and Expenses
    Cost of sales                                       218,299             231,009
    Selling, general and administrative                  85,746              63,619
    Depreciation and amortization                        11,640               7,224
    Interest, net                                         4,437               1,918
                                                     ----------          ----------
        Total Costs and Expenses                        320,122             303,770
                                                     ----------          ----------
Earnings before Taxes on Income                          13,283              19,296
Taxes on Income                                          (5,526)             (7,718)
                                                     ----------          ----------
Net Earnings                                          $   7,757           $  11,578
                                                     ----------          ----------
                                                     ----------          ----------

Basic and Diluted Earnings per Share                    $  0.14             $  0.21
                                                     ----------          ----------
                                                     ----------          ----------

Shares Used in Computing Basic
    Earnings per Share                               54,510,193          53,891,534


Shares Used in Computing Diluted
    Earnings per Share                               54,512,124          53,891,534


See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                       MARCH 31,          DECEMBER 31,
                                                         1998                1997
                                                     -----------          -----------
                                                      (UNAUDITED)

                                     ASSETS
Current Assets
    Cash and cash equivalents                         $  29,221           $  13,685
    Accounts receivable, net                            456,083             448,079
    Inventories, net of progress billings               159,549             150,537
    Deferred tax assets                                 106,092             106,694
    Other current assets                                 24,964              30,072
                                                    -----------         -----------
        Total Current Assets                            775,909             749,067

Property, Plant and Equipment, at cost                  343,375             339,462
Less Accumulated Depreciation                          (187,008)           (181,782)
                                                    -----------         -----------
    Property, Plant and Equipment, Net                  156,367             157,680

Goodwill and Other Intangibles, Net                     359,640             366,098

Other Assets                                             92,791              83,513
                                                    -----------         -----------
Total Assets                                        $ 1,384,707         $ 1,356,358
                                                    -----------         -----------
                                                    -----------         -----------

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Accounts payable                                 $  301,653          $  311,759
    Payrolls and related expenses                        74,314              72,909
    Notes payable and current portion of
    long-term obligations                               109,433              86,645
                                                    -----------         -----------
        Total Current Liabilities                       485,400             471,313
                                                    -----------         -----------
Long-term Obligations                                   215,961             216,938
                                                    -----------         -----------
Deferred Tax Liabilities                                 26,032              22,918
                                                    -----------         -----------
Other Long-term Liabilities                              55,540              55,700
                                                    -----------         -----------
Commitments and Contingencies

Shareholders' Investment
    Common stock                                            545                 545
    Additional paid-in capital                          606,522             603,743
    Accumulated deficit                                    (284)             (8,041)
    Accumulated other comprehensive income -
    cumulative currency translation adjustment           (5,009)             (6,758)
                                                    -----------         -----------
        Total Shareholders' Investment                  601,774             589,489
                                                    -----------         -----------
Total Liabilities and Shareholders'
Investment                                         $  1,384,707        $  1,356,358
                                                    -----------         -----------
                                                    -----------         -----------


See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1998          1997
                                                                   ---------     ----------
Cash and Cash Equivalents at Beginning of Period                   $  13,685     $  149,467
                                                                   ---------     ----------
Cash Flows from Operating Activities:
    Net earnings                                                       7,757         11,578
    Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                 11,640          7,224
        Deferred taxes                                                 2,701         (2,386)
        Change in accounts receivable                                 (8,004)       (25,512)
        Change in inventories                                         (9,012)       (11,964)
        Change in other current assets                                 5,108         (3,586)
        Change in accounts payable                                   (10,106)        24,973
        Change in payrolls and related expenses                          752         (3,561)
        Change in pensions                                            (3,683)        (2,804)
        Other operating activities                                     4,162         (1,944)
                                                                   ---------     ----------
Net Cash Provided by (Used in) Operating
Activities                                                             1,315         (7,982)
                                                                   ---------     ----------
Cash Flows from Investing Activities:
    Capital expenditures                                             (11,485)        (3,848)
    Sale of property, plant and equipment                              4,301             78
    Acquisition of businesses, net of cash acquired                                (269,084)
    Other investing activities                                        (1,437)           286
                                                                   ---------     ----------
Net Cash Used in Investing Activities                                 (8,621)      (272,568)
                                                                   ---------     ----------

Cash Flows from Financing Activities
    Proceeds from borrowings                                         232,348         12,126
    Repayment of borrowings                                         (209,756)       (54,332)
    Net transactions with Western Atlas Inc.                                        119,414
    Increase in due to Western Atlas Inc.                                            56,915
    Other financing activities                                           250
                                                                   ---------     ----------
Net Cash Provided by Financing Activities                             22,842        134,123
                                                                   ---------     ----------
Resulting in Increase (Decrease) in Cash
and Cash Equivalents                                                  15,536       (146,427)
                                                                   ---------     ----------
Cash and Cash Equivalents at End of Period                         $  29,221      $   3,040
                                                                   ---------     ----------
                                                                   ---------     ----------

Supplemental disclosure of cash flow information
    Interest paid                                                  $   4,737      $     873
    Income taxes refunded                                          $   6,148      $   3,824


See accompanying notes to consolidated and combined financial statements.

                                    UNOVA, INC.
              NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998
                                    (UNAUDITED)

1. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI") in the form of a dividend. Every WAI shareholder of record on October 24, 1997, was entitled to receive one share of UNOVA common stock for each WAI share of common stock held of record.

     The statement of operations and statement of cash flows for the three months ended March 31, 1997 contain the historical accounts and operations of the former WAI businesses that now comprise the Company. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated and combined financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2. General and administrative costs include allocated charges from WAI of $5.1 million for the three months ended March 31, 1997.

3.   Inventories consist of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                      1998            1997
                                                   ----------      ----------
                                                     (THOUSANDS OF DOLLARS)
     Raw materials and work in process             $  130,082      $  124,501
     Finished goods                                    40,361          38,074
     Less progress billings                           (10,894)        (12,038)
                                                   ----------      ----------
     Net inventories                               $  159,549      $  150,537
                                                   ----------      ----------
                                                   ----------      ----------

4.   Net interest expense is composed of the following:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1998           1997
                                                    -------------------------
                                                     (THOUSANDS OF DOLLARS)
     Interest expense                               $  5,117       $  3,566
     Interest income                                    (680)        (1,648)
                                                    ---------      ---------
     Net interest expense                           $  4,437       $  1,918
                                                    ---------      ---------
                                                    ---------      ---------

     Interest expense includes allocated charges from WAI of $2.4 million for the three months ended March 31, 1997.

5. For the three months ended March 31, 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

     Shares used for basic and diluted earnings per share were computed as follows:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                                1998
                                                             ----------
      Weighted average common shares - Basic                 54,510,193
      Dilutive effect of stock options                            1,931
                                                             ----------
      Weighted shares - Diluted                              54,512,124
                                                             ----------
                                                             ----------

     For the three months ended March 31, 1997, the Company used the outstanding shares of WAI common stock at June 30, 1997 to calculate both basic and diluted earnings per share. At March 31, 1998, Company employees and directors held options to purchase 2,485,000 shares of Company common stock that were antidilutive to the earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

6. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

    The Company's comprehensive income amounts were computed as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998          1997
                                                           --------------------
                                                          (THOUSANDS OF DOLLARS)
    Net earnings                                          $  7,757     $  11,578
    Change in foreign currency translation
      adjustments, net of taxes of $735 (1998)
      and $(1,088) (1997)                                    1,014        (1,632)
                                                          --------     ---------
    Comprehensive income                                  $  8,771     $   9,946
                                                          --------     ---------
                                                          --------     ---------

7. In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt.

8. In April 1998, the Company signed a letter of intent with Amtech Corporation ("Amtech") to purchase its high-frequency RFID (radio frequency identification) business unit known as the Transportation Systems Group ("TSG"). TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company purchased $10.0 million of Amtech common stock in October 1997 which, at the Company's option, may be applied towards the purchase price of TSG.

     In April 1998, the Company signed a letter of intent to acquire R&B Machine Tool Company, a specialty machine and retooling company.

                                    UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and service revenues and segment operating profit for the three months ended March 31, 1998 and 1997 are summarized below:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1998          1997
                                                   ------------------------
                                                    (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

     Automated Data Systems                        $  186,866    $  111,450

     Industrial Automation Systems                    146,539       211,616
                                                   ----------    ----------

     Total Sales and Service Revenues              $  333,405    $  323,066
                                                   ----------    ----------
                                                   ----------    ----------

SEGMENT OPERATING PROFIT

     Automated Data Systems                        $   11,647    $    7,428

     Industrial Automation Systems                     11,121        19,654
                                                   ----------    ----------
     Total Segment Operating Profit                $   22,768    $   27,082
                                                   ----------    ----------
                                                   ----------    ----------

Total sales and service revenues increased $10.3 million or 3% for the three months ended March 31, 1998 compared with the corresponding prior period. Total segment operating profit decreased $4.3 million or 16% for the three months ended March 31, 1998 compared with the corresponding prior period.

Cost of sales as a percentage of sales decreased from 72% to 65% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, while selling, general and administrative expense as a percentage of sales increased from 20% to 26% for the comparable periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the Automated Data Systems ("ADS") segment and a general increase in the activity of this segment due to market growth. ADS sales increased as a percentage of total sales from 34% to 56% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, while IAS sales decreased from 66% to 44% for the comparable periods. The ADS businesses typically carry lower cost of sales ratios and higher selling, general and administrative expense ratios compared to the Industrial Automation Systems ("IAS") businesses.

Depreciation and amortization increased from $7.2 million to $11.6 million from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. This increase is primarily due to a higher amount of goodwill and other intangibles resulting from the Norand and UBI acquisitions, as well as additional depreciation from these operations.

Net interest expense was $4.4 million and $1.9 million for the three months ended March 31, 1998 and 1997, respectively. The increase is attributable to an increase in outstanding debt due primarily to the 1997 acquisition of UBI which occurred in April 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AUTOMATED DATA SYSTEMS

ADS segment sales increased $75.4 million or 68% while operating profit increased $4.2 million or 57% for the three months ended March 31, 1998 compared with the corresponding prior period. The sales increase is due primarily to the contribution of a full three months of sales from the acquisitions of Norand and UBI. The acquisitions also contributed to the increase in operating profit as three months of operations are included in the 1998 amounts. Internal growth of the combined activities also accelerated as progress was made on the integration and restructuring of these acquisitions into Intermec.

In April 1998, the Company signed a letter of intent with Amtech Corporation ("Amtech") to purchase its high-frequency RFID (radio frequency identification) business unit known as the Transportation Systems Group ("TSG"). TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. TSG revenues were approximately $52.0 million in 1997. The Company purchased $10.0 million of Amtech common stock in October 1997 which, at the Company's option, may be applied towards the purchase price of TSG.

INDUSTRIAL AUTOMATION SYSTEMS

IAS segment sales decreased $65.1 million or 31% and related operating profit decreased $8.5 million or 43% for the three months ended March 31, 1998 compared with the corresponding prior period. During the first quarter of 1998, the IAS segment began several new projects that are not expected to materially effect sales and profits until later in the year. Conversely, during the first several months of 1997, the integrated manufacturing systems operations experienced a higher level of sales and profits from contracts in the final delivery and installation phase. IAS backlog increased from $332.0 million at December 31, 1997 to $567.6 million at March 31, 1998.

In April 1998, the Company signed a letter of intent to acquire R&B Machine Tool Company, a specialty machine and retooling company with annual revenues of approximately $60.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities increased from $13.7 million at December 31, 1997 to $29.2 million at March 31, 1998. Total debt increased from $303.6 million at December 31, 1997 to $325.4 million at March 31, 1998 due to the normal capital expenditures and working capital needs of the operations.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of
99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt.

At May 1, 1998, the Company had total additional borrowing capacity of approximately $480.0 million.

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

                            PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: In a report filed on Form 8-K dated February 27, 1998, the Company reported previously announced results for the three months and year ended December 31, 1997.

(b)  See Exhibit Index included herein on page 12.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNOVA, INC.
                                                 (Registrant)



                                                 By /s/ MICHAEL E. KEANE
                                                    ------------------------
                                                     Michael E. Keane
                                                     Senior Vice President and
                                                     Chief Financial Officer



May 8, 1998

                                   UNOVA, INC.
                               INDEX TO EXHIBITS

   EXHIBIT NO.                 DESCRIPTION OF EXHIBIT


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

       4.3 Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998, filed as Exhibit 4.4 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.4 Indenture dated as of March 11, 1998 between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.5 Form of 6.875% Notes due March 15, 2005 issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.6 Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.7 Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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

       10.16  UNOVA, Inc. Management Incentive Compensation Plan, filed as
              Exhibit 10.16 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.17  UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit
              10.17 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.18 Amendment No. 1 to Employment Agreement between Intermec Corporation and Michael Ohanian, dated February 28, 1997, filed as
              Exhibit 10.18 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.19 Amendment No. 2 to Employment Agreement between Intermec Technologies Corporation and Michael Ohanian, dated February 28, 1998, filed as Exhibit 10.19 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.20  Amendment to Employment Agreement between UNOVA, Inc. and Clayton
              A. Williams, dated March 24, 1998, filed as Exhibit 10.20 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).