Form 10-Q
period 1998-06-30
UNOVA INC
filed 1998-08-14
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 1998 there were 54,726,511 shares of Common Stock outstanding.

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION


     ITEM 1.  Financial Statements

                Consolidated and Combined Statements of Operations
                 Six months ended June 30, 1998 (unaudited)
                  and June 30,  1997 (unaudited)                             3

                Consolidated and Combined Statements of Operations
                 Three months ended June 30, 1998 (unaudited)
                  and June 30,  1997 (unaudited)                             4

                Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997             5

                Consolidated and Combined Statements of Cash Flows
                 Six months ended June 30, 1998 (unaudited)
                  and June 30,  1997 (unaudited)                             6

                Notes to Consolidated and Combined Financial Statements
                 (unaudited)                                                 7


     ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                10


PART II. OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K                              13


Signatures                                                                  14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   UNOVA INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           1998            1997
                                                        ----------      ----------
Sales and Service Revenues                                $678,627       $ 732,343
                                                        ----------      ----------
Costs and Expenses
     Cost of sales                                         440,079         512,516
     Selling, general and administrative                   175,098         152,671
     Depreciation and amortization                          24,569          17,035
     Acquired in-process research and development charge                   203,300
     Interest, net                                           9,774           7,099
                                                        ----------      ----------
       Total Costs and Expenses                            649,520         892,621
                                                        ----------      ----------
Earnings (Loss) before Taxes on Income                      29,107        (160,278)
Taxes on Income                                            (12,109)        (17,208)
                                                        ----------      ----------
Net Earnings (Loss)                                       $ 16,998       $(177,486)
                                                        ----------      ----------
                                                        ----------      ----------
Basic and Diluted Earnings (Loss) per Share               $   0.31       $   (3.29)
                                                        ----------      ----------
                                                        ----------      ----------
Shares Used in Computing Basic
     Earnings (Loss) per Share                          54,511,388      53,891,534

Shares Used in Computing Diluted
     Earnings (Loss) per Share                          54,672,525      53,891,534

See accompanying notes to consolidated and combined financial statements.

                                   UNOVA INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                     JUNE 30, 1998
                                                                 1998              1997
                                                              ----------        ----------
Sales and Service Revenues                                      $345,222         $ 409,277
                                                              ----------        ----------
Costs and Expenses
     Cost of sales                                               221,780           281,507
     Selling, general and administrative                          89,352            89,052
     Depreciation and amortization                                12,929             9,811
     Acquired in-process research and development charge                           203,300
     Interest, net                                                 5,337             5,181
                                                              ----------        ----------
       Total Costs and Expenses                                  329,398           588,851
                                                              ----------        ----------
Earnings (Loss) before Taxes on Income                            15,824          (179,574)
Taxes on Income                                                   (6,583)           (9,490)
                                                              ----------        ----------
Net Earnings (Loss)                                             $  9,241         $(189,064)
                                                              ----------        ----------
                                                              ----------        ----------

Basic and Diluted Earnings (Loss) per Share                     $   0.17         $   (3.51)
                                                              ----------        ----------
                                                              ----------        ----------
Shares Used in Computing Basic
     Earnings (Loss) per Share                                54,512,570        53,891,534

Shares Used in Computing Diluted
     Earnings (Loss) per Share                                54,832,912        53,891,534

See accompanying notes to consolidated and combined financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                       JUNE 30,        DECEMBER 31,
                                                                         1998              1997
                                                                      ----------       ------------
                                                                      (UNAUDITED)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                        $   21,351         $   13,685
     Accounts receivable, net                                            478,704            448,079
     Inventories, net of progress billings                               182,474            150,537
     Deferred tax assets                                                  99,976            106,694
     Other current assets                                                 21,012             30,072
                                                                      ----------         ----------
         Total Current Assets                                            803,517            749,067

Property, Plant and Equipment, at cost                                   348,884            339,462
Less Accumulated Depreciation                                           (183,184)          (181,782)
                                                                      ----------         ----------
     Property, Plant and Equipment, Net                                  165,700            157,680

Goodwill and Other Intangibles, Net                                      356,179            366,098
Other Assets                                                             119,806             83,513
                                                                      ----------         ----------
Total Assets                                                          $1,445,202         $1,356,358
                                                                      ----------         ----------
                                                                      ----------         ----------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable                                                 $  305,488         $  311,759
     Payrolls and related expenses                                        74,316             72,909
     Notes payable and current portion of long-term obligations          154,486             86,645
                                                                      ----------         ----------
         Total Current Liabilities                                       534,290            471,313
                                                                      ----------         ----------
Long-term Obligations                                                    215,951            216,938
                                                                      ----------         ----------
Deferred Tax Liabilities                                                  24,916             22,918
                                                                      ----------         ----------
Other Long-term Liabilities                                               53,587             55,700
                                                                      ----------         ----------
Commitments and Contingencies

Shareholders' Investment
     Common stock                                                            547                545
     Additional paid-in capital                                          611,320            603,743
     Retained earnings (deficit)                                           8,957             (8,041)
     Accumulated other comprehensive income -
        cumulative currency translation adjustment                        (4,366)            (6,758)
                                                                      ----------         ----------
         Total Shareholders' Investment                                  616,458            589,489
                                                                      ----------         ----------
Total Liabilities and Shareholders' Investment                        $1,445,202         $1,356,358
                                                                      ----------         ----------
                                                                      ----------         ----------

See accompanying notes to consolidated and combined financial statements.

                                   UNOVA, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            1998            1997
                                                                         ---------        ---------
Cash and Cash Equivalents at Beginning of Period                         $  13,685        $ 149,467
                                                                         ---------        ---------
Cash Flows from Operating Activities:
     Net earnings (loss)                                                    16,998         (177,486)
     Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities:
          Acquired in-process research and development charge                               203,300
          Depreciation and amortization                                     24,569           17,035
          Deferred taxes                                                     8,716              536
          Change in accounts receivable                                    (30,625)         (15,297)
          Change in inventories                                            (31,937)          (4,224)
          Change in other current assets                                     7,560            4,767
          Change in accounts payable                                        (1,947)         (28,958)
          Change in pensions                                                (7,369)          (5,608)
          Other operating activities                                         1,543           (5,022)
                                                                         ---------        ---------
Net Cash Used in Operating Activities                                      (12,492)         (10,957)
                                                                         ---------        ---------
Cash Flows from Investing Activities:
     Capital expenditures                                                  (30,777)         (11,011)
     Sale of property, plant and equipment                                   5,180              794
     Acquisition of businesses, net of cash acquired                       (20,100)        (377,546)
     Other investing activities                                             (3,296)           4,267
                                                                         ---------        ---------
Net Cash Used in Investing Activities                                      (48,993)        (383,496)
                                                                         ---------        ---------
Cash Flows from Financing Activities
     Proceeds from borrowings                                              289,507           24,709
     Repayment of borrowings                                              (223,611)         (72,120)
     Net transactions with Western Atlas Inc.                                               195,566
     Increase in due to Western Atlas Inc.                                                  118,670
     Other financing activities                                              3,255
                                                                         ---------        ---------
Net Cash Provided by Financing Activities                                   69,151          266,825
                                                                         ---------        ---------
Resulting in Increase (Decrease) in Cash and Cash Equivalents                7,666         (127,628)
                                                                         ---------        ---------
Cash and Cash Equivalents at End of Period                               $  21,351        $  21,839
                                                                         ---------        ---------
                                                                         ---------        ---------
Supplemental disclosure of cash flow information:
     Interest paid                                                       $   6,900        $   3,261
     Income taxes paid (refunded)                                        $  (6,863)       $  19,891

See accompanying notes to consolidated and combined financial statements.

                                   UNOVA, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

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

     The statement of operations and statement of cash flows for the six and three months ended June 30, 1997 contain the historical accounts and operations of the former WAI businesses that now comprise the Company. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated and combined financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2. General and administrative costs include allocated charges from WAI of $9.1 million and $4.0 million for the six and three months ended June 30, 1997, respectively.

3.   Inventories consist of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
                                                    --------     ------------
                                                     (THOUSANDS OF DOLLARS)
     Raw materials and work in process              $145,188       $124,501
     Finished goods                                   46,428         38,074
     Less progress billings                           (9,142)       (12,038)
                                                    --------       --------
     Net inventories                                $182,474       $150,537
                                                    --------       --------
                                                    --------       --------

4.   Net interest expense is composed of the following:

                                       SIX MONTHS ENDED          THREE MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                        1998       1997           1998        1997
                                     ----------------------    ----------------------
                                     (THOUSANDS OF DOLLARS)    (THOUSANDS OF DOLLARS)
     Interest expense                 $11,022     $ 9,264        $5,905      $5,698
     Interest income                   (1,248)     (2,165)         (568)       (517)
                                      -------     -------        ------      ------
     Net interest expense             $ 9,774     $ 7,099        $5,337      $5,181
                                      -------     -------        ------      ------
                                      -------     -------        ------      ------

     Interest expense includes allocated charges from WAI of $6.3 million and $3.9 million for the six and three months ended June 30, 1997, respectively.

5. For the six and three months ended June 30, 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

     Shares used for basic and diluted earnings per share were computed as follows:

                                                       SIX MONTHS        THREE MONTHS
                                                          ENDED             ENDED
                                                      JUNE 30, 1998     JUNE 30, 1998
                                                      -------------     -------------
     Weighted average common shares - Basic             54,511,388       54,512,570
     Dilutive effect of stock options                      161,137          320,342
                                                        ----------       ----------
     Weighted shares - Diluted                          54,672,525       54,832,912
                                                        ----------       ----------
                                                        ----------       ----------

     For the six and three months ended June 30, 1997, the Company used the outstanding shares of WAI common stock at June 30, 1997 to calculate both basic and diluted earnings per share. At June 30, 1998, Company employees and directors held options to purchase 113,700 shares of Company common stock that were antidilutive to the earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

6. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

     The Company's comprehensive income amounts were computed as follows:

                                                   SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                                 1998            1997              1998           1997
                                              --------------------------         ------------------------
                                                (THOUSANDS OF DOLLARS)            (THOUSANDS OF DOLLARS)
Net earnings (loss)                           $ 16,998         $(177,486)        $ 9,241       $(189,064)
Foreign currency translation
     adjustments                                 2,392            (2,377)            643             343
Income tax benefit (expense)
     related to foreign currency
     translation adjustments                    (1,005)              951            (270)           (137)
                                              --------         ---------         -------       ---------

Comprehensive income (loss)                   $ 18,385         $(178,912)        $ 9,614       $(188,858)
                                              --------         ---------         -------       ---------
                                              --------         ---------         -------       ---------

7. In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding debt.

8. In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Transportation Systems Group ("TSG"). TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech common stock which was applied towards the purchase price of TSG.

     Subsequent to the close of the second quarter, UNOVA acquired R&B Machine Tool Company, a specialty machine and retooling company. This acquisition was funded using short-term uncommitted credit lines.

                                   UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and service revenues and segment operating profit for the six and three months ended June 30, 1998 and 1997 are summarized below. The $203.3 million second quarter charge for acquired in-process research and development has been excluded from the operating profit of the Automated Data Systems segment in the 1997 six and three month periods presented below:

                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                              1998            1997            1998           1997
                                            ------------------------        ------------------------
                                             (THOUSANDS OF DOLLARS)          (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

    Automated Data Systems                  $381,983        $281,986        $195,117        $170,536

    Industrial Automation Systems            296,644         450,357         150,105         238,741
                                            --------        --------        --------        --------

    Total Sales and Service Revenues        $678,627        $732,343        $345,222        $409,277
                                            --------        --------        --------        --------
                                            --------        --------        --------        --------
SEGMENT OPERATING PROFIT

    Automated Data Systems                  $ 25,539        $ 11,507        $ 13,892        $  4,079

    Industrial Automation Systems             26,103          49,163          14,982          29,509
                                            --------        --------        --------        --------

    Total Segment Operating Profit          $ 51,642        $ 60,670        $ 28,874        $ 33,588
                                            --------        --------        --------        --------
                                            --------        --------        --------        --------


Total sales and service revenues decreased $53.7 million or 7% for the six months ended June 30, 1998 compared with the corresponding prior period. Total segment operating profit decreased $9.0 million or 15% for the six months ended June 30, 1998 compared with the corresponding prior period.

Total sales and service revenues decreased $64.1 million or 16% for the three months ended June 30, 1998 compared with the corresponding prior period. Total segment operating profit decreased $4.7 million or 14% for the three months ended June 30, 1998 compared with the corresponding prior period.

Cost of sales as a percentage of sales decreased from 70% to 65% from the six months ended June 30, 1997 to the six months ended June 30, 1998, while selling, general and administrative expense as a percentage of sales increased from 21% to 26% for the comparable periods. For the three months ended June 30, cost of sales as a percentage of sales decreased from 69% to 64% from 1997 to 1998, while selling, general and administrative expense as a percentage of sales increased from 22% to 26% for the comparable periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the Automated Data Systems ("ADS") segment and a general increase in the activity of this segment due to market growth, and a decrease of activity in the Industrial Automation Systems ("IAS") segment. ADS sales increased as a percentage of total sales from 39% to 56% from the six months ended June 30, 1997 to the six months ended June 30, 1998, while IAS sales decreased from 61% to 44% for the comparable periods. For the three months ended June 30, ADS sales increased as a percentage of total sales from 42% to 57% from 1997 to 1998, while IAS sales decreased from 58% to 43% for the comparable periods. The ADS businesses typically carry lower cost of sales ratios and higher selling, general and administrative expense ratios compared to the IAS businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased from $17.0 million to $24.6 million from the six months ended June 30, 1997 to the six months ended June 30, 1998 and from $9.8 million to $12.9 million from the three months ended June 30, 1997 to the three months ended June 30, 1998. This increase is primarily due to a higher amount of goodwill and other intangibles resulting from the Norand and UBI acquisitions, as well as additional depreciation from these operations.

Net interest expense was $9.8 million and $7.1 million for the six months ended June 30, 1998 and 1997, respectively. The increase is attributable to an increase in outstanding debt due primarily to the 1997 acquisitions of Norand and UBI.

AUTOMATED DATA SYSTEMS

ADS segment sales increased $100.0 million or 35% while operating profit increased $14.0 million or 122% for the six months ended June 30, 1998 compared with the corresponding prior period. The sales and operating profit increases are due primarily to the contribution of a full six months of operations from the acquisitions of Norand and UBI, as well as internal growth. For the three months ended June 30, 1998, segment sales increased $24.6 million or 14% while operating profit increased $9.8 million or 241% compared with the corresponding prior period. The increases in the current three-month period are due primarily to acceleration of the internal growth of the combined activities as the integration and restructuring of the Norand and UBI acquisitions nears completion.

In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Transportation Systems Group ("TSG"). TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. TSG revenues were approximately $52.0 million in 1997. The Company had previously purchased $10.0 million of Amtech common stock which was applied towards the purchase price of TSG. Amtech will be integrated into Intermec Technologies, the Company's ADS subsidiary.

INDUSTRIAL AUTOMATION SYSTEMS

IAS segment sales decreased $153.7 million or 34% and related operating profit decreased $23.1 million or 47% for the six months ended June 30, 1998 compared with the corresponding prior period. For the three months ended June 30, 1998, segment sales decreased $88.6 million or 37% while operating profit decreased $14.5 or 49% compared with the corresponding prior period. During the first six months of 1998, the IAS segment began several new projects that are not expected to materially affect sales and profits until late in the year. Conversely, during the first several months of 1997, the integrated manufacturing systems operations experienced a higher level of sales and profits from contracts in the final delivery and installation phase. IAS backlog increased from $332.0 million at December 31, 1997 to $581.4 million at June 30, 1998.

Subsequent to the close of the second quarter, UNOVA acquired R&B Machine Tool Company, a specialty machine and retooling company with annual revenues of approximately $60.0 million. The acquisition was funded using short-term uncommitted credit lines.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities increased from $13.7 million at December 31, 1997 to $21.4 million at June 30, 1998. Total debt increased from $303.6 million at December 31, 1997 to $370.4 million at June 30, 1998 due to the acquisition of TSG and the normal capital expenditures and working capital needs of the operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of
99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 6.982% and 7.217%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding debt.

At August 1, 1998, the Company had total additional borrowing capacity of approximately $425.2 million.

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

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998.

(b)  See Exhibit Index included herein on page 15.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNOVA, INC.
                                       (Registrant)



                                       By /s/ Michael E. Keane
                                          --------------------------------
                                          Michael E. Keane
                                          Senior Vice President and
                                          Chief Financial Officer


August 10, 1998

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

    4.7 Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998. *

    4.8 Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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