Form 10-Q
period 1998-09-30
UNOVA INC
filed 1998-11-16
CIK 1044590

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q
  (Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 1998 there were 54,726,667 shares of Common Stock outstanding.

                                    UNOVA, INC.

                                       INDEX

                                REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                 Consolidated and Combined Statements of Operations
                  Nine Months Ended September 30, 1998 (unaudited)
                   and September 30, 1997 (unaudited)                      3

                 Consolidated and Combined Statements of Operations
                  Three Months Ended September 30, 1998 (unaudited)
                   and September 30, 1997 (unaudited)                      4

                 Consolidated Balance Sheets
                  September 30, 1998 (unaudited) and December 31, 1997     5

                 Consolidated and Combined Statements of Cash Flows
                  Nine Months Ended  September 30, 1998 (unaudited)
                   and September 30, 1997 (unaudited)                      6

                 Notes to Consolidated and Combined Financial Statements   7
                  (unaudited)


     ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10

PART II. OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K                            14

  Signatures                                                               15

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                   UNOVA, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1998            1997
                                                  ------------     -----------
Sales and Service Revenues                         $ 1,084,315     $ 1,094,104
                                                  ------------     -----------
Costs and Expenses
  Cost of sales                                        705,496         753,329
  Selling, general and administrative                  269,283         234,942
  Depreciation and amortization                         41,982          30,517
  Acquired in-process research and development
    charge                                                             203,300
  Interest, net                                         16,345          12,771
                                                  ------------     -----------
    Total Costs and Expenses                         1,033,106       1,234,859
                                                  ------------     -----------

Earnings (Loss) before Taxes on Income                  51,209        (140,755)
Taxes on Income                                        (20,950)        (25,018)
                                                  ------------     -----------

Net Earnings (Loss)                                $    30,259     $  (165,773)
                                                  ------------     -----------
                                                  ------------     -----------

Basic and Diluted Earnings (Loss) per Share             $ 0.55          $(3.07)
                                                        ------          ------
                                                        ------          ------

Shares Used in Computing Basic
  Earnings (Loss) per Share                         54,583,884      53,920,058

Shares Used in Computing Diluted
  Earnings (Loss) per Share                         54,694,104      53,920,058


See accompanying notes to consolidated and combined financial statements.

                                   UNOVA, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1998            1997
                                                    ----------      ----------
Sales and Service Revenues                          $  405,688      $  361,761
                                                    ----------      ----------
Costs and Expenses
  Cost of sales                                        265,417         240,813
  Selling, general and administrative                   94,185          82,271
  Depreciation and amortization                         17,413          13,482
  Interest, net                                          6,571           5,672
                                                    ----------      ----------
    Total Costs and Expenses                           383,586         342,238
                                                    ----------      ----------

Earnings before Taxes on Income                         22,102          19,523
Taxes on Income                                         (8,841)         (7,810)
                                                    ----------      ----------

Net Earnings                                        $   13,261      $   11,713
                                                    ----------      ----------
                                                    ----------      ----------

Basic and Diluted Earnings per Share                     $0.24           $0.22
                                                         -----           -----
                                                         -----           -----

Shares Used in Computing Basic
  Earnings per Share                                54,726,511      53,962,845

Shares Used in Computing Diluted
  Earnings per Share                                54,734,899      53,962,845


See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1998              1997
                                                 -------------      ------------
                                                  (UNAUDITED)
                                        ASSETS
Current Assets
   Cash and cash equivalents                      $    28,947       $   13,685
   Accounts receivable, net                           497,468          448,079
   Inventories, net of progress billings              218,744          150,537
   Deferred tax assets                                121,587          106,694
   Other current assets                                15,704           30,072
                                                  -----------      -----------
     Total Current Assets                             882,450          749,067
                                                  -----------      -----------
Property, Plant and Equipment, at cost                406,173          339,462
Less Accumulated Depreciation                        (193,158)        (181,782)
                                                  -----------      -----------
   Property, Plant and Equipment, Net                 213,015          157,680
                                                  -----------      -----------
Goodwill and Other Intangibles, Net                   398,858          366,098
                                                  -----------      -----------
Other Assets                                           91,550           83,513
                                                  -----------      -----------
Total Assets                                      $ 1,585,873       $1,356,358
                                                  -----------      -----------
                                                  -----------      -----------

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
   Accounts payable                               $   313,786       $  311,759
   Payrolls and related expenses                       80,942           72,909
   Notes payable and current portion of
     long-term obligations                            243,303           86,645
                                                  -----------      -----------
     Total Current Liabilities                        638,031          471,313
                                                  -----------      -----------

Long-term Obligations                                 215,993          216,938
                                                  -----------      -----------

Deferred Tax Liabilities                               22,918           22,918
                                                  -----------      -----------

Other Long-term Liabilities                            59,510           55,700
                                                  -----------      -----------

Commitments and Contingencies

Shareholders' Investment
   Common stock                                           547              545
   Additional paid-in capital                         631,720          603,743
   Retained earnings (deficit)                         22,218           (8,041)
   Accumulated other comprehensive income -
     cumulative currency translation adjustment        (5,064)          (6,758)
                                                  -----------      -----------

     Total Shareholders' Investment                   649,421          589,489
                                                  -----------      -----------

Total Liabilities and Shareholders' Investment     $1,585,873       $1,356,358
                                                  -----------      -----------
                                                  -----------      -----------

See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1998          1997
                                                    ----------    ----------
    Cash and Cash Equivalents at Beginning of
      Period                                        $   13,685    $  149,467
                                                    ----------    ----------

    Cash Flows from Operating Activities:
      Net earnings (loss)                               30,259      (165,773)
      Adjustments to reconcile net earnings
      (loss) to net cash used in operating
       activities:
         Acquired in-process research and
             development charge                                      203,300
         Depreciation and amortization                  41,982        30,517
         Deferred taxes                                (14,550)        1,165
         Change in accounts receivable                 (24,093)       (8,183)
         Change in inventories                         (53,100)       (1,068)
         Change in other current assets                 13,571        10,179
         Change in accounts payable                      7,927       (70,935)
         Change in net prepaid pension costs           (11,054)       (8,412)
         Other operating activities                      7,823         3,205
                                                    ----------    ----------
    Net Cash Used in Operating Activities               (1,235)       (6,005)
                                                    ----------    ----------

    Cash Flows from Investing Activities:
      Acquisition of businesses, net of cash
        acquired                                       (92,854)     (385,247)
      Capital expenditures                             (56,075)      (20,254)
      Proceeds from sale of property, plant and
        equipment                                        6,186         3,774
      Proceeds from sale of investments                  4,671
      Other investing activities                        (4,399)       (3,978)
                                                    ----------    ----------
    Net Cash Used in Investing Activities             (142,471)     (405,705)
                                                    ----------    ----------

    Cash Flows from Financing Activities:
      Proceeds from borrowings                         426,779        18,587
      Repayment of borrowings                         (271,066)      (77,893)
      Net transactions with Western Atlas Inc.                       214,490
      Due to Western Atlas Inc.                                      120,426
      Other financing activities                         3,255             1
                                                    ----------    ----------
    Net Cash Provided by Financing Activities          158,968       275,611
                                                    ----------    ----------

    Resulting in Increase (Decrease) in Cash and
      Cash Equivalents                                  15,262      (136,099)
                                                    ----------    ----------

    Cash and Cash Equivalents at End of Period      $   28,947    $   13,368
                                                    ----------    ----------
                                                    ----------    ----------

    Supplemental disclosure of cash flow
      information
        Interest paid                               $   16,958    $    4,343
        Income taxes paid (refunded)                $   (5,034)   $   47,520

    See accompanying notes to consolidated and combined financial statements.

                                    UNOVA, INC.
              NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)

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

     The statement of operations and statement of cash flows for the nine and three months ended September 30, 1997 contain the historical accounts and operations of the former WAI businesses that now comprise the Company. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated and combined financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2. General and administrative costs include allocated charges from WAI of $12.9 million and $3.8 million for the nine and three months ended September 30, 1997, respectively.

3.   Inventories consist of the following:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                     1998              1997
                                                 --------------   -------------
                                                     (THOUSANDS OF DOLLARS)
      Raw materials and work in process            $  174,567      $  124,501
      Finished goods                                   56,098          38,074
      Less progress billings                          (11,921)        (12,038)
                                                   ----------      -----------

      Net inventories                              $  218,744      $  150,537
                                                   ----------      -----------
                                                   ----------      -----------

4.   Net interest expense is composed of the following:


                               NINE MONTHS ENDED        THREE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                               1998          1997        1998         1997
                            -----------  -----------  ----------  -----------
                             (THOUSANDS OF DOLLARS)    (THOUSANDS OF DOLLARS)
     Interest Expense         $ 18,289     $ 15,736     $ 7,267      $ 6,472
     Interest Income            (1,944)      (2,965)       (696)        (800)
                              --------     --------     -------      -------

     Net Interest Expense     $ 16,345     $ 12,771     $ 6,571      $ 5,672
                              --------     --------     -------      -------
                              --------     --------     -------      -------

Interest expense includes allocated charges from WAI Of $10.3 million and $4.0 million for the nine and three months ended September 30, 1997, respectively.

5. For the nine and three months ended September 30, 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

     Shares used for basic and diluted earnings per share were computed as follows:

                                                 NINE MONTHS      THREE MONTHS
                                                    ENDED            ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    1998              1998
                                                -------------     -------------
      Weighted average common shares - Basic       54,583,884        54,726,511
      Dilutive effect of stock options                110,220             8,388
                                                   ----------        ----------
      Weighted shares - Diluted                    54,694,104        54,734,899
                                                   ----------        ----------
                                                   ----------        ----------

     For the nine and three months ended September 30, 1997, the Company used the weighted average outstanding shares of WAI common stock at September 30, 1997 to calculate both basic and diluted earnings per share.

     At September 30, 1998, Company employees and directors held options to purchase 2,495,700 shares of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

6. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.

     The Company's comprehensive income amounts were computed as follows:

                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                        1998           1997            1998          1997
                                                      --------      ---------       --------      --------
                                                      (THOUSANDS OF DOLLARS)        (THOUSANDS OF DOLLARS)
     Net earnings (loss)                              $ 30,259      $(165,773)      $ 13,261      $ 11,713
     Foreign currency translation adjustments            1,694         (3,687)          (698)       (1,310)
     Income tax benefit (expense) related to
       foreign currency translation adjustments           (695)          1,475           279           524
                                                      --------      ---------       --------      --------
      Comprehensive income (loss)                     $ 31,258      $(167,985)      $ 12,842      $ 10,927
                                                      --------      ---------       --------      --------
                                                      --------      ---------       --------      --------

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

8. Subsequent to the end of the third quarter, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $180.0 million in cash, subject to post-closing adjustments. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. Cincinnati Machine will become part of the Company's Industrial Automation Systems ("IAS") segment. The acquisition was funded using the Company's committed credit facility.

     During the third quarter, UNOVA acquired R&B Machine Tool Company, a specialty machine and retooling company. This acquisition was funded using short-term uncommitted credit lines.

     In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Transportation Systems Group ("Amtech TSG"). Amtech TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech common stock which was applied towards the purchase price of Amtech TSG.

                                    UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and service revenues and segment operating profit for the nine and three months ended September 30, 1998 and 1997 are summarized below. The $203.3 million second quarter charge for acquired in-process research and development has been excluded from the operating profit of the Automated Data Systems segment in the 1997 nine-month period presented below:


                                                       NINE MONTHS ENDED        THREE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                      1998         1997          1998        1997
                                                  ------------  ------------  -----------  -----------
                                                     (THOUSANDS OF DOLLARS)    (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES
    Industrial Automation Systems                  $  485,357    $  633,064    $ 188,713    $ 182,707
    Automated Data Systems                            598,958       461,040      216,975      179,054
                                                   ----------    ----------    ---------     ---------
    Total Sales and Service Revenues               $1,084,315    $1,094,104    $ 405,688    $ 361,761
                                                   ----------    ----------    ---------     ---------
                                                   ----------    ----------    ---------     ---------
SEGMENT OPERATING PROFIT
    Industrial Automation Systems                  $   46,608    $   74,548    $  20,505     $  25,385
    Automated Data Systems                             37,722        16,322       12,183         4,815
                                                   ----------    ----------    ---------     ---------
    Total Segment Operating Profit                 $   84,330    $   90,870    $  32,688     $  30,200
                                                   ----------    ----------    ---------     ---------
                                                   ----------    ----------    ---------     ---------

Total sales and service revenues decreased $9.8 million or 1% for the nine months ended September 30, 1998 compared with the corresponding prior period. Total segment operating profit decreased $6.5 million or 7% for the nine months ended September 30, 1998 compared with the corresponding prior period.

Total sales and service revenues increased $43.9 million or 12% for the three months ended September 30, 1998 compared with the corresponding prior period. Total segment operating profit increased $2.5 million or 8% for the three months ended September 30, 1998 compared with the corresponding prior period.

Cost of sales as a percentage of sales decreased from 69% to 65% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998, while selling, general and administrative expense as a percentage of sales increased from 21% to 25% for the comparable periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the Automated Data Systems ("ADS") segment and a general increase in the activity of this segment due to market growth, and a decrease of activity in the Industrial Automation Systems ("IAS") segment. ADS sales increased as a percentage of total sales from 42% to 55% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998, while IAS sales decreased from 58% to 45% for the comparable periods. The ADS businesses typically carry lower cost of sales ratios and higher selling, general and administrative expense ratios compared to the IAS businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased from $30.5 million to $42.0 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 and from $13.5 million to $17.4 million from the three months ended September 30, 1997 to the three months ended September 30, 1998. This increase is primarily due to a higher amount of goodwill and other intangibles resulting from the Norand and UBI acquisitions, as well as additional depreciation from these operations.

Net interest expense was $16.3 million and $12.8 million for the nine months ended September 30, 1998 and 1997, respectively and $6.6 million and $5.7 million for the three months ended September 30, 1998 and 1997, respectively. The increase is attributable to an increase in outstanding debt due primarily to the acquisitions of Norand and UBI in 1997 and Amtech TSG and R&B Machine Tool in 1998.

INDUSTRIAL AUTOMATION SYSTEMS

IAS segment sales decreased $147.7 million or 23% and related operating profit decreased $27.9 million or 37% for the nine months ended September 30, 1998 compared with the corresponding prior period. For the three months ended September 30, 1998, segment sales increased $6.0 million or 3% while operating profit decreased $4.9 or 19% compared with the corresponding prior period. During the first several months of 1998, the IAS segment began several new projects that are not expected to materially affect sales and profits until next year. In addition, the IAS segment encountered delays in the engineering phase of these projects, caused by unexpected customer changes. Conversely, during the first several months of 1997, the integrated manufacturing systems operations experienced a higher level of sales and profits from contracts in the final delivery and installation phase. For the current three-month period, the sales increase over the prior year resulted from the contribution of the R&B Machine Tool activities, which was acquired at the beginning of the third quarter. IAS backlog increased from $332.0 million at December 31, 1997 to $582.7 million at September 30, 1998.

Shortly after the end of the third quarter, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $180.0 million in cash, subject to post-closing adjustments. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. Cincinnati Machine, which reported annual revenues of approximately
$458.0 million in 1997, will become part of the Company's IAS segment. The acquisition was funded using the Company's committed credit facility.

During the third quarter, UNOVA acquired R&B Machine Tool Company, a specialty machine and retooling company with annual revenues of approximately $60.0 million. This acquisition was funded using short-term uncommitted credit lines.

AUTOMATED DATA SYSTEMS

ADS segment sales increased $138.0 million or 30% while operating profit increased $21.4 million or 131% for the nine months ended September 30, 1998 compared with the corresponding prior period. The sales and operating profit increases are due primarily to the contribution of a full nine months of operations and the beginning of the realization of improved profitability from the integration of the Norand and UBI acquisitions, as well as internal growth. For the three months ended September 30, 1998, segment sales increased $37.9 million or 21% while operating profit increased $7.4 million or 153% compared with the corresponding prior period. These increases were due primarily to the continued internal growth of the combined activities as well as the addition of the third quarter results of Amtech Transportation Systems Group ("Amtech TSG"), offset by information system problems that negatively impacted third quarter results. These problems, which were caused by the larger volume of business that resulted from the integration, did not allow the ADS segment to fully realize the benefits of its integration activities. A new information system, designed to resolve these problems, is expected to become operational by the end of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as Amtech TSG. Amtech TSG is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. Amtech TSG, which has been integrated into Intermec Technologies, reported revenues of approximately $52.0 million in 1997. The Company had previously purchased $10.0 million of Amtech common stock which was applied towards the purchase price of Amtech TSG.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities increased from $13.7 million at December 31, 1997 to $28.9 million at September 30, 1998. Total debt increased from $303.6 million at December 31, 1997 to $459.3 million at September 30, 1998 due to the acquisition of Amtech TSG and R&B Machine Tool and the normal capital expenditures and working capital needs of the operations.

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

At November 2, 1998, subsequent to the acquisition of Cincinnati Machine, the Company had total additional borrowing capacity of approximately $182.5 million.

The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital and capital expenditure requirements. The Company does not anticipate any material adverse decline in cash flow from operations nor any significant changes in capital expenditures required to support ongoing operations.

YEAR 2000

The Year 2000 issue is the result of computer programs designed to define a year using two digits rather than four. As such, a date sensitive field using "00" could be recognized as the year 1900 rather than the year 2000, potentially causing a system failure or other business disruption.

The operating segments of the Company formed internal review teams to address the Year 2000 issue. The teams were monitored on an ongoing basis by executive management. As a result of this review, the Company has identified its significant information technology and non-information technology systems that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. Although there can be no assurance that the Company will identify and correct every Year 2000 problem, the Company believes that it has in place a comprehensive program to identify and correct any such problems. The Company plans to complete the internal modification and testing process prior to December 31, 1999.

UNOVA is also actively working with its significant suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure to them. While the Company currently does not anticipate problems related to third party Year 2000 issues, the Company will continue to assess potential risk from third parties. However, there can be no assurance that Year 2000 problems originating with a supplier or other third party will not occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has also assessed the capability of its products to determine whether they are Year 2000 compliant. The Company believes that all of its current products are Year 2000 compliant. UNOVA has not tested products that are no longer sold by the Company and the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. However, the Company is providing customer support and customer satisfaction services related to Year 2000 issues. UNOVA defines "Year 2000 compliant" as a product that, when used properly and in conformity with the product information provided by the Company, will accurately transition data between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the product properly exchanges data with the UNOVA product.

In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and third parties. If deemed necessary, these contingency plans will be developed prior to December 31, 1999.

The Company estimates that the total incremental cost of these Year 2000 compliance activities will be approximately $4.0 million. Of these costs, it is estimated that approximately $1.0 million are expense items and the remaining $3.0 million are capitalizable. As of September 30, 1998, the Company has incurred approximately $2.0 million of Year 2000 costs of which about $300 thousand was expensed and approximately $1.7 million was capitalized. These costs and the date on which the Company plans to complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based on currently available information, management does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of adopting this statement.

                            PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.

(b)  See Exhibit Index included herein on page 16.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNOVA, INC.
                                       (Registrant)




                                       By /s/ Michael E. Keane
                                          -------------------------
                                          Michael E. Keane
                                          Senior Vice President and
                                          Chief Financial Officer











November 12, 1998

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

     4.7 Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998, filed as Exhibit 4.7 to the Company's June 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

     4.8 Amendment No.3 to the $400,000,000 Credit Agreement, dated September 24, 1998. *

     4.9 Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The
               Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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




INDEX TO EXHIBITS, (CONTINUED)


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




INDEX TO EXHIBITS, (CONTINUED)

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

     10.18     Amendment No. 1 to Employment Agreement between
               Intermec Corporation and Michael Ohanian, dated
               February 28, 1997, filed as Exhibit 10.18 to the
               Company's 1997 Annual Report on Form 10-K, and
               incorporated herein by reference.
               .
     10.19     Amendment No. 2 to Employment Agreement between
               Intermec Technologies Corporation and Michael Ohanian,
               dated February 28, 1998, filed as Exhibit 10.19 to the
               Company's 1997 Annual Report on Form 10-K, and
               incorporated herein by reference.

     10.20     Amendment to Employment Agreement between UNOVA, Inc.
               and Clayton A. Williams, dated March 24, 1998, filed as
               Exhibit 10.20 to the Company's 1997 Annual Report on
               Form 10-K, and incorporated herein by reference.

     10.21     Amendment No. 1 to Supplemental Retirement Agreement between
               UNOVA, Inc. and Alton J. Brann, dated September 23, 1998.*

     10.22     Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated September 23, 1998.*

     27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

    * Copies of these documents have been included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.