Form 10-K
period 1998-12-31
UNOVA INC
filed 1999-03-29
CIK 1044590

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

                  For the fiscal year ended December 31, 1998
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                        WHICH REGISTERED
-------------------------------------------------  -------------------------------
Common Stock, par value $0.01 per share                New York Stock Exchange

Rights to Purchase Series A Junior Participating
  Preferred Stock                                      New York Stock Exchange

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

On February 26, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was $787.9 million.

On February 26, 1999, there were 54,943,391 shares of Common Stock outstanding, exclusive of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNOVA, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                               PAGE
                                                                                                               -----
PART I

Item 1:     Business......................................................................................           1

Item 2:     Properties....................................................................................          10

Item 3:     Legal Proceedings.............................................................................          11

Item 4:     Submission of Matters to a Vote of Security Holders...........................................          11

PART II

Item 5:     Market for the Registrant's Common Equity and Related Stockholder Matters.....................          11

Item 6:     Selected Financial Data.......................................................................          12

Item 7:     Management's Discussion and Analysis of Financial Condition and Results of Operations.........          13

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk....................................          18

Item 8:     Financial Statements and Supplementary Data...................................................          19

Item 9:     Disagreements on Accounting and Financial Disclosure..........................................          19

PART III

Item 10:    Directors and Executive Officers of the Registrant............................................          19

Item 11:    Executive Compensation........................................................................          20

Item 12:    Security Ownership of Certain Beneficial Owners and Management................................          20

Item 13:    Certain Relationships and Related Transactions................................................          20

PART IV

Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          21

            Signatures....................................................................................          24

                                     PART I

ITEM 1. BUSINESS

UNOVA, Inc. (the "Company" or "UNOVA") operates in two business segments:
Industrial Automation Systems ("IAS") and Automated Data Systems ("ADS"). For the year ended December 31,1998, IAS generated revenues and operating profits of $833.3 million and $76.9 million, respectively, and ADS produced revenues and operating profits of $829.4 million and $55.4 million, respectively. The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. ("WAI") on October 31, 1997.

See Note K to the consolidated and combined financial statements for financial information by industry segment and by geographical area.

Information related to business acquisitions, investments, and dispositions is set forth in Note B to the consolidated and combined financial statements.

GENERAL

The Company is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Industrial Automation Systems business segment includes integrated manufacturing systems, metal-cutting and composite production systems, body welding and assembly systems, precision grinding and abrasive operations and stand-alone machine tools, primarily serving the worldwide automotive, off-road vehicle, diesel engine and aerospace manufacturing industries. The Automated Data Systems business segment comprises automated data collection, network and mobile computing products and services, principally serving the industrial market. Customers include global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies.

PRODUCTS AND SERVICES

INDUSTRIAL AUTOMATION SYSTEMS. The Company is a major designer, producer and integrator of manufacturing technologies, primarily for the global automotive, off-road vehicle and diesel engine industries, but it also operates in the aerospace, electronics, durable goods and the general job shop markets. Products include integrated manufacturing systems for the production of powertrain components such as engines, transmissions and connecting rods, and chassis components such as steering knuckles, rear axle housings and brake calipers; body welding and assembly systems; test and automation equipment for integration into production lines; precision grinding and abrasives; multi-axis manufacturing systems; profiling systems for composite materials; stand-alone vertical and horizontal metal-cutting machining centers; the redesign, remanufacturing and retooling of installed equipment; and design/ engineering services.

During the fourth quarter of 1998, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $180.0 million in cash, subject to post-closing adjustments. The division, which was renamed Cincinnati Machine, A UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries.

During the third quarter of 1998, UNOVA acquired R & B Machine Tool Company, a specialty machine and retooling company.

The Company's IAS segment includes the following divisions: Lamb Technicon Machining Systems, Cincinnati Machine, Lamb Technicon Body & Assembly Systems, Lamb Assembly & Test Systems,

Modern Prototype, Lamb UK, Honsberg Lamb, Landis Gardner, Landis Lund, R & B Machine Tool Company, Citco and Cranfield Precision.

The IAS segment's major offices and production facilities are located in Illinois, Kentucky, Michigan, Ohio and Pennsylvania and internationally in Canada, the United Kingdom and Germany.

INTEGRATED MANUFACTURING SYSTEMS. Manufacturing solutions are being designed and integrated by the Company for auto and diesel customers, primarily for powertrain components. Product lines include computer numeric control (CNC) machines for low-volume applications, modular, flexible systems for medium-volume production and transfer lines for high-volume production. Integrated manufacturing systems, which include the operations of Cincinnati Machine subsequent to the acquisition, accounted for 29%, 27% and 39% of the Company's consolidated and combined revenues in fiscal 1998, 1997 and 1996, respectively.

Virtual design, prototyping and simultaneous engineering techniques are used to optimize solutions for complex automotive manufacturing projects. By working closely with customers, especially during their product design and engineering phase, the Company is able to develop machining processes that reduce capital requirements, lower lifecycle costs, eliminate costly shop floor programming and improve productivity by reducing downtime during operations.

Through its Assembly and Test Systems operations, the Company also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries.

BODY AND ASSEMBLY SYSTEMS. The Company designs and integrates automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. Proprietary processes have been developed specifically to assemble doors, hoods and trunk lids, which historically represent the most critical "fit and finish" manufacturing parts of car bodies.

Using 3-D computer simulations, UNOVA has established one of the broadest process and tool design capabilities in the industry. Tool design and prototyping are now linked into the product engineering process, reducing costs and risks for automotive customers long before their programs move into the capital investment stage. Body and Assembly Systems accounted for 8%, 14% and 12% of the Company's consolidated and combined revenues in fiscal 1998, 1997 and 1996, respectively.

PRECISION GRINDING AND ABRASIVES. The Company is an innovator of cylindrical grinding products and processes that improve accuracy and reliability in critical engine parts. These processes ultimately result in lower emissions, better fuel economies and reduced maintenance for car owners. Combined with the centerless grinding activities from Cincinnati Machine, the Company has moved into a leading position as a provider of advanced grinding applications in non-automotive markets. Precision Grinding and Abrasives accounted for 13%, 15% and 17% of the Company's consolidated and combined revenues in fiscal 1998, 1997 and 1996, respectively.

Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bearings and state-of-the-art, value-engineered double disc grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics.

CINCINNATI MACHINE. The addition of the Cincinnati Machine operations (acquired from Cincinnati Milacron) directly complements UNOVA's existing product range and brings an established global distribution network in non-automotive markets. The new division provides advanced systems such as multi-axis and composite manufacturing systems for the aerospace industry; production systems, including horizontal machining centers and flexible manufacturing cells, for the general metalworking industry; and standard CNC machines such as vertical machining and horizontal turning centers for job shops.

TECHNOLOGIES/TRENDS. UNOVA continues to develop manufacturing technologies to broaden its product offerings and respond to automotive customers' needs to lower costs, improve fuel consumption and decrease car emissions. New modular, multi-spindle machining centers are reducing cycle time, and flexible fixturing systems are under development to cut costs of high-volume machining. Advances in grinding technologies are beginning to allow UNOVA to move into other markets, where the Company's machines can be applied to finish non-metallic materials with extreme accuracy.

AUTOMATED DATA SYSTEMS. The Company's automated data collection ("ADC") and mobile computing systems business comprise the Intermec, Norand and UBI activities. Intermec was acquired in 1991; Norand and UBI were acquired early in 1997. In 1997, these three companies were consolidated into one organization called Intermec Technologies Corporation, serving the global bar code, data collection and mobile computing market, which has grown approximately 12% to 15% annually over the past five years. This organization is divided into three global product divisions: Local Area Systems, Norand Mobile Systems and Identification Systems. ADS, which included only Intermec's results until the 1997 acquisitions of Norand and UBI, accounted for 50%, 44% and 32% of the Company's consolidated and combined revenues in 1998, 1997 and 1996, respectively.

In 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Systems Group ("Amtech Systems"), which became a division of Intermec Technologies Corporation. Amtech Systems is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech Corporation's common stock which was applied towards the purchase price of Amtech Systems. According to industry statistics, the U.S. RFID market grew over 20% in 1998 to $655 million.

This combination of companies and capabilities establishes the Company as a leading participant in the growing ADC marketplace. Together, they offer a broad range of products which are used to gather, organize, process, transmit and exchange information between various field-based or in-premise locations and central computers or information retrieval systems. By facilitating sales order processes, and tracking parts, work-in-process, finished products and people through manufacturing, distribution and other commercial operations, industrial users are able to control inventory and to improve the productivity, quality and responsiveness of their operations, from supply chain management and enterprise resource planning ("ERP") to field sales and service.

Major offices and manufacturing facilities are located in the states of Iowa, Ohio and Washington; and internationally in the United Kingdom, the Netherlands, Sweden, France and Australia.

LOCAL AREA SYSTEMS. The Company has demonstrated market leadership in the wireless Local Area Network (LAN) industry by being first to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. This Radio Independent-TM- wireless LAN solution supports all major radio technologies (including synthesized UHF, 900 MHz and 2.4 GHz direct sequence and frequency-hopping, spread-spectrum radio technologies), giving customers the ability to choose the most efficient radio technology for their facilities to solve data rate, transmission speed and range issues in order to create a reliable communications environment. To ensure compatibility with customer host systems, all major industry standard networks are supported.

The Company has developed an extensive line of hand-held computers and stationary and vehicle-mounted terminals that combine PC-type capability with scanning and data transmission abilities. Intermec's family of products ranges from low-cost, hand-held batch data collection devices to sophisticated and powerful terminals, computers and network products. The Company's "open systems" product design philosophy is to deliver maximum flexibility for customers with diverse application requirements.

NORAND MOBILE SYSTEMS. As a leader in ruggedized mobile computing systems, especially with its PEN*KEY-Registered Trademark- terminals, the Company provides comprehensive data communications, wide-area networks, application software, hand-held and truck-mounted PC-based products with peripherals and printer solutions. These allow instant information exchange between companies' field and central organizations, automating sales, distribution, electronic billing, dispatching, routing and updating of customer information in real time.

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

IDENTIFICATION SYSTEMS. Intermec's Identification Systems products, which include wands, imagers, charge-couple devices (CCD), badge and laser scanners, as well as printers and media products, are able to read or collect data, and then print the data on customized labels and tags.

The Company's line of flexible "on demand" bar code printers ranges from low-cost, light- to heavy-duty industrial models that accommodate a wide array of printing widths, materials and label configurations. A variety of specialty printers provides custom capabilities including color printing, a global language enabler and high-resolution (400 DPI) printing which ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry. The Company also supports its customers with a broad range of label and tag solutions as well as other supplies for its printer product range.

AMTECH SYSTEMS. Intermec's newest division, acquired in June 1998, is a leading supplier of RFID solutions for intelligent transportation systems. Amtech designs, manufactures, markets, integrates and supports innovative RFID products and services for electronic toll and traffic management; rail, intermodal and fleets; and access control for parking, security, airports and ground transportation. Amtech formed a strategic business unit to develop the next generation of low-cost RFID products for the transportation, security, manufacturing and logistics markets. The division plans to offer its new technology for integration with and to complement existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

TECHNOLOGIES/TRENDS. The Company is consistently broadening the application of ADC and mobile computing by developing or integrating new technologies into its product range. Recent examples include the Company's smart, vehicle-based docking solution for pen-based computers as well as 2-D bar codes, smart cards and RFID. Tags or labels based on RFID technology can be updated during their use, making them an integral part of an electronic information network.

BUSINESS STRATEGY

The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing and distribution applications. Both of the Company's business segments offer single products as well as integrated solutions to their customers.

Future growth in these businesses is expected to result from expansion of the Company's existing operations and its customer base, and through acquisitions. In seeking acquisitions, the Company will concentrate on technologies, products and services that enhance customer productivity and efficiency, and those that can be characterized as growth drivers.

In its IAS business segment, the Company plans to continue to develop its existing customer base by seeking a greater role in customer projects, by continuing its emphasis on product development and by expanding its international activities. The ongoing development of the Company's ADC/mobile computing activities will depend primarily on the application of new technologies and products to maintain its position in this technology-driven market. The Company believes it has the necessary technical expertise to achieve this goal. Future geographic opportunities have been identified outside North America, particularly in Europe, South America and Asia, where the use of data collection technology is less developed. To capitalize on these emerging markets, the Company is expanding its international marketing, distribution and support network, and is engaged in an ongoing program to locate Company-owned resources in key markets worldwide.

The Company continues to explore ways to increase its presence in market segments where it presently holds a smaller market share, such as the application of lower-volume flexible manufacturing systems and CNC machines. In some areas the Company also has developed high-precision manufacturing technologies that should allow it to establish a presence in growth markets such as microelectronics with its new generation of ultra-high-precision wafer grinders.

In recent years, cost-cutting needs and quality requirements in the automotive industry have affected the Company's relationships with its customers. The carmakers' trend toward fewer suppliers has benefited the Company and allowed it to expand its market participation. These market-driven changes also have forced many smaller competitors either to withdraw from the market or to reduce their role to that of second or third tier suppliers. The Company's strategy has been to establish an extensive outsourcing network of qualified suppliers in North America and overseas, thereby avoiding unnecessary vertical integration and gaining flexibility in its market approach.

MARKETS AND CUSTOMERS

INDUSTRIAL AUTOMATION SYSTEMS. The Company participates in the automotive manufacturing and general manufacturing markets. Investments by automotive customers are driven by model changes, competitive pressures, government regulations such as emission standards and gasoline consumption rates, and by the customers' own internal spending cycles. Investments in diesel engine manufacturing are influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles.

Customers for the Company's integrated manufacturing systems products are the major auto and diesel manufacturers and their Tier One suppliers. Although the passenger car and light truck industries continue to represent this division's largest market, business from diesel engine manufacturers has grown in recent years.

The Company believes that its future growth in this business segment will be dependent on its ability to broaden the scope of products and services that it markets to its current customer base, which allows the Company to expand into other industrial manufacturing markets. This strategy was further supported by the acquisition of Cincinnati Machine, which is already participating in markets such as the aerospace and general metalworking industries as well as the broad job shop market. Cincinnati Machine also brings flexible CNC machine technology to the other IAS divisions, allowing them to market these products and systems to the automotive supplies industry, while products developed by the auto-related divisions can be sold through Cincinnati Machine's global distribution network to other, non-automotive markets.

A substantial part of the IAS segment's total revenues is currently generated by worldwide automotive and diesel engine industry purchases of automated manufacturing systems, including integrated machining, body welding and assembly and precision grinding systems. Among customers for such equipment, U.S. and Canadian auto and auto-related manufacturers currently account for the majority of Industrial Automation Systems sales. The remainder of sales represents products manufactured and sold in Europe and those exported from the Company's production facilities, mostly for installation in Latin America and Asia.

Recent major customers include U.S.-based Cummins, DaimlerChrysler, Ford, General Motors, Navistar and Detroit Diesel; and Western Europe-based BMW/Rover, Fiat, Mercedes Benz, Jaguar, Peugeot, Renault, Volkswagen, and the European subsidiaries of the large U.S. manufacturers, as well as Tata (Telco) in India. The Company has also won major systems contracts for the "transplant" manufacturing facilities of foreign auto makers, including both European and Japanese, and also serves the automotive components manufacturing market.

AUTOMATED DATA SYSTEMS. Because automated data systems represents technologies that can be utilized by a company of any size, and small systems can be installed at very low cost, the market is extensive. Worldwide sales of automated data systems equipment reached over $5 billion in 1998, according to estimates from independent research sources. These sources also predict that the overall market will continue to grow at an annual rate of approximately 12% to 15% over the next several years.

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

The Company sells and services its products through multiple sales and distribution channels: a direct field sales force which concentrates on large, complex systems sales; value added resellers that offer applications-specific solutions; and alliances with major systems integrators. The Company's direct sales organization serves customers from offices throughout North America and Europe and in some selected countries outside these regions. An indirect sales channel includes long-time exclusive relationships with value-added distributors and master resellers.

Although the Company obtains approximately 60% of its sales through indirect sales channels, no individual value-added distributor or reseller is material to overall Company results. The Company also maintains contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

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

INDUSTRIAL AUTOMATION SYSTEMS. While product quality is a key determinate in the competition to win market share, pricing is also a major criterion in the global market. Integrated Manufacturing Systems' strength is the ability to design reliable and efficient manufacturing processes for its customers and combine them with cost-effective machining solutions in order to win orders against strong competition.

The North American and European market for high-volume production systems for engines and transmissions is divided among approximately ten major competitors and numerous smaller participants. Major competitors are Thyssen, Ingersoll Milling and Grob-Werke (Germany).

In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines. Primary competitors include DCT, Progressive Industries (PICO) and Valiant in North America; Thyssen, FFT and Kuka in Germany and Comau in Italy.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Schleifring Group, Junker in Germany; and Giustina in Italy.

Cincinnati Machine faces separate competitors in its different product markets such as Ingersoll Milling, DST (Germany) and Forrest Line (France) in aerospace systems; Mazak, Okuma and Mori Seiki (all Japan) in production systems; and Fadal (Thyssen) and Haas (both North America) in the market for stand-alone machines.

AUTOMATED DATA SYSTEMS. The market for ADC/mobile computing systems is highly fragmented. Based on independent market surveys, management believes that Intermec Technologies Corporation is one of the largest participants measured by revenues. The other two major participants are Symbol and Telxon. The Company also faces strong competition for single product lines from specialized suppliers.

The Company competes on the basis of its open modular systems approach, network and communications expertise, applications software, level of sales and support services, and product functionality, performance, ruggedness and overall quality.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms manufacture and market hand-held systems for route accounting applications, including Telxon and Fujitsu. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Teklogix, Symbol, and Telxon. On the printer side, the Company faces competition from Zebra/Eltron, Datamax and many others, depending on the geographic area.

RESEARCH AND DEVELOPMENT

Companywide expenditures on research and development activities amounted to $71.5 million, $53.1 million and $29.7 million, substantially all of which was sponsored by the Company, in the years ended December 31, 1998, 1997 and 1996, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B to the consolidated and combined financial statements.

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

The Company has approximately 40 patent licenses under which it paid out or received income in the year ended December 31, 1998. During 1998, the aggregate amount of license fees paid by the Company was approximately $6.2 million, and the aggregate amount of license fees received was approximately $7.8 million.

SEASONALITY; BACKLOG

Sales backlog was $831 million, $395 million and $595 million at December 31, 1998, 1997 and 1996, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segment. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

EMPLOYEES

At December 31, 1998, the Company had approximately 10,361 full-time employees, of which approximately 6,477 are engaged in the IAS segment, approximately 3,761 in the ADS business and approximately 123 in corporate and shared services.

ENVIRONMENTAL AND REGULATORY MATTERS

During 1998, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

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

ITEM 2. PROPERTIES

UNOVA's corporate headquarters building at 360 North Crescent Drive, Beverly Hills, California was sold in December 1998. The Company is currently leasing office space in the Beverly Hills building but plans to move the corporate headquarters to a leased facility at 21900 Burbank Boulevard, Woodland Hills, California in 1999.

Its principal plants and offices have an aggregate floor area of approximately 8,238,239 square feet, of which 7,209,484 square feet (88%) are located in the United States, and 1,028,755 square feet (12%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows:

                                                                                                      SQUARE FEET
                                                                                                      ------------
Industrial Automation Systems.......................................................................    7,042,646
Automated Data Systems..............................................................................      863,043
                                                                                                      ------------
                                                                                                        7,905,689
                                                                                                      ------------
                                                                                                      ------------

Approximately 6,635,492 square feet (81%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 21 locations in the following states:

STATE                                                                                                 SQUARE FEET
----------------------------------------------------------------------------------------------------  ------------
Ohio................................................................................................    3,507,496
Michigan............................................................................................    1,620,075
Pennsylvania........................................................................................      495,662
California..........................................................................................      332,550
Illinois............................................................................................      306,158
Washington..........................................................................................      312,000
Iowa................................................................................................      259,820
Kentucky............................................................................................      152,483
Other states........................................................................................      223,240
                                                                                                      ------------
                                                                                                        7,209,484
                                                                                                      ------------
                                                                                                      ------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                                                                                               PAGE
                                                                                                             ---------
Quarterly Financial Information (unaudited)                                                                       F-26

ITEM 6. SELECTED FINANCIAL DATA

                                  UNOVA, INC.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                               ---------  ---------  ---------  ---------  ---------
                                                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA AND
                                                                      RATIOS)
OPERATING RESULTS:
Sales and Service Revenues...................  $ 1,662.7  $ 1,426.2  $ 1,164.7  $   942.9  $   971.1
                                               ---------  ---------  ---------  ---------  ---------
Operating Costs and Expenses
  Cost of sales..............................    1,110.8      981.4      841.8      669.3      689.9
  Selling, general and administrative (1)....      383.7      535.9      218.7      194.1      199.9
  Depreciation and amortization..............       57.0       40.6       27.0       26.1       28.7
                                               ---------  ---------  ---------  ---------  ---------
    Total....................................    1,551.5    1,557.9    1,087.5      889.5      918.5
                                               ---------  ---------  ---------  ---------  ---------
Other Income, Net............................       31.5
                                               ---------
Earnings (Loss) before Interest and Taxes....      142.7     (131.7)      77.2       53.4       52.6
Interest Expense, net (2)....................      (25.7)     (16.7)      (7.1)      (9.3)     (15.7)
Taxes on Income..............................      (47.3)     (23.0)     (28.1)     (17.9)     (15.3)
                                               ---------  ---------  ---------  ---------  ---------
Net Earnings (Loss)..........................  $    69.7  $  (171.4) $    42.0  $    26.2  $    21.6
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------

Basic Net Earnings (Loss) per Share..........  $    1.28  $   (3.17) $    0.78  $    0.49  $    0.40
Diluted Net Earnings (Loss) per Share........  $    1.27  $   (3.17) $    0.78  $    0.49  $    0.40
Shares used for Basic Earnings (Loss) per
  Share (3)..................................     54,620     54,056     53,892     53,892     53,892
Shares used for Diluted Earnings (Loss) per
  Share (3)..................................     54,703     54,056     53,892     53,892     53,892

FINANCIAL POSITION (at end of year):
Total Assets.................................  $ 1,979.2  $ 1,356.4  $ 1,073.8  $   919.0  $   860.8
Notes Payable and Current Portion of
  Long-term Obligations......................  $   237.3  $    86.6  $    27.5  $    22.2  $    41.7
Long-term Obligations........................  $   366.5  $   216.9  $    14.5  $    14.1  $     9.0
Allocated Portion of Western Atlas Debt......                        $   109.6  $   112.4  $   112.8
Working Capital..............................  $   392.2  $   277.8  $   266.0  $   194.7  $   115.2
Current Ratio................................        1.5        1.6        1.6        1.6        1.3
Total Debt as a Percentage of Total
  Capitalization.............................         46%        34%        21%        23%        27%

------------------------

(1) General and Administrative Costs include allocated charges from Western Atlas of $13.5 million, $22.2 million, $19.9 million and $27.6 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively. The year ended December 31, 1997 includes charges of $211.5 million, or $3.91 per share, for the value of acquired in-process research and development activities resulting from acquisitions made during the year.

(2) Interest expense includes allocated charges from Western Atlas of $12.0 million, $8.3 million, $8.4 million and $12.1 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively.

(3) In thousands. The number of common shares used to calculate basic and diluted earnings per share prior to 1997 is based on the number of shares of Western Atlas Common Stock that was outstanding as of June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and service revenues and segment operating profit for the years ended December 31, 1998, 1997 (excluding the $211.5 million charges for acquired in-process research and development) and 1996, were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                    (MILLIONS OF DOLLARS)
SALES AND SERVICE REVENUES
Industrial Automation Systems................................  $   833.3  $   789.8  $   797.4
Automated Data Systems.......................................      829.4      636.4      367.3
                                                               ---------  ---------  ---------
Total Sales and Service Revenues.............................  $ 1,662.7  $ 1,426.2  $ 1,164.7
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
SEGMENT OPERATING PROFIT
Industrial Automation Systems................................  $    76.9  $    94.6  $    69.5
Automated Data Systems.......................................       55.4        9.1       30.1
                                                               ---------  ---------  ---------
Total Segment Operating Profit...............................  $   132.3  $   103.7  $    99.6
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

Total sales and service revenues increased $236.5 million, or 17% for the year ended December 31, 1998 compared with the corresponding prior period. Total segment operating profit increased $28.6 million, or 28% for the year ended December 31, 1998 compared to the corresponding prior period.

IAS revenues increased $43.5 million, or 6% while related operating profit decreased $17.7 million, or 19% for the year ended December 31, 1998 compared with the corresponding prior period. The increase in IAS revenues is primarily attributable to the acquisitions of Cincinnati Machine and R&B Machine Tool, which are discussed below. Startup issues on a new product line at Lamb Honsberg in Germany impacted operating profit in 1998. In addition, the IAS segment began several new projects in 1998 that are not expected to materially affect sales and profits until next year. Delays caused by unexpected customer changes were encountered in the engineering phase of these new projects. Conversely, during the first half of 1997, the integrated manufacturing systems operations experienced a higher level of sales and profits from contracts in the final delivery and installation phase. IAS backlog increased from $332.0 million at December 31, 1997 to $705.5 million at December 31, 1998.

ADS segment sales increased $193.0 million or 30% and operating profit increased $46.3 or 509% for the year ended December 31, 1998 compared with the corresponding prior period. The sales and operating profit increases are due primarily to new licensing revenues, internal growth and the contribution of a full year of operations and the realization of improved profitability from the integration of the Norand and UBI acquisitions, offset by information system problems that negatively impacted the results of the third and fourth quarter. These problems, which were caused by the larger volume of business that resulted from the integration, did not allow the ADS segment to fully realize the benefits of its integration activities in 1998. A new information system, designed to resolve these problems, will become operational during 1999.

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $180.0 million in cash, subject to post-closing adjustments. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
industrial component, aerospace, job shop, fluid power and automotive industries. Cincinnati Machine has become part of the Company's Industrial Automation Systems ("IAS") segment. The acquisition cost has been allocated on a preliminary basis to the net assets acquired based on their relative fair values. The acquisition was funded using the Company's committed credit facility and was accounted for under the purchase method of accounting.

During the third quarter of 1998, UNOVA acquired R&B Machine Tool Company ("R&B Machine"), a specialty machine and retooling company. This acquisition was funded using short-term uncommitted credit lines. In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Systems Division ("Amtech Systems"). Amtech Systems is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech Corporation common stock which was applied towards the purchase price of Amtech Systems.

Depreciation and amortization increased from $40.7 million to $57.0 million from the year ended December 31, 1997 to the year ended December 31, 1998. This increase is primarily due to higher amortization of goodwill and other intangibles resulting from the Norand and UBI acquisitions, as well as additional depreciation from capital expenditures and business acquisitions.

Selling, general and administrative ("SG&A") expense increased $59.3 million from the year ended December 31, 1997 to the year ended December 31, 1998. However, as a percentage of sales, SG&A remained constant at 23% in both years. The increase in the amount is due primarily to 1998 acquisitions as well as the increase in the Company's sales and service revenues over the prior year.

Net interest expense was $25.7 million and $16.7 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to an increase in outstanding debt due primarily to the acquisitions of Norand and UBI in 1997 and Cincinnati Machine, R&B Machine and Amtech Systems in 1998.

Other income, net consists of a gain of $35.5 million recognized on the sale of UNOVA's corporate headquarters building, offset by other non-operating expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Also contributing to the increased operating profit are nonrecurring costs recorded in 1996 associated with the MHS sale and the reorganization of the Company's IAS European operations and domestic grinding businesses.

ADS revenues increased by $269.1 million, or 73% due to the acquisitions of Norand Corporation ("Norand") and United Barcode Industries ("UBI"). However, ADS operating profit declined by $21.0 million, or 70% due primarily to the process of integrating the newly acquired companies with Intermec and the costs of a long-term contract related to wireless RFID technology purchased from IBM Corporation.

The Company acquired Norand on March 3, 1997, and UBI on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European-based automated data collection company headquartered in Sweden. These companies were integrated into Intermec Technologies Corporation. Both transactions were funded by WAI borrowings and cash on hand, and have been accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280.0 million and $107.0 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203.3 million assigned to in-process research and development activities; $154.1 million assigned to goodwill (amortized over 25 years); and $29.0 million assigned to other intangibles (amortized over periods ranging from 4 to 18 years). During the second quarter of 1997, the Company expensed the amounts assigned to acquired in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company acquired the stamping, engineering, and prototyping division of Modern Prototype Company in September 1997. In December 1997, UNOVA acquired Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. Also, in November 1997, the Company acquired 13% of the common stock of Amtech Corporation, which was applied toward the purchase price of Amtech's RFID business in 1998.

SG&A expense as a percentage of sales and service revenues increased to 22.7% for the year ended December 31, 1997, compared to 18.8% in 1996. This increase is primarily due to a higher percentage of the Company's 1997 sales coming from the ADS segment, where SG&A rates are historically higher than those experienced in the IAS segment. ADS sales as a percentage of total Company sales increased to 44.6% in 1997 from 31.5% in 1996.

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

FOREIGN CURRENCY TRANSACTIONS

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency fluctuations did not have a significant impact on operations during fiscal years 1998, 1997 and 1996. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time. The Company hedges transactions from time to time, but the amount and volume of such transactions are not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For fiscal year 1998, the Company derived approximately 36% of its revenues and approximately 26% of its operating profits (exclusive of corporate overhead) from non-U.S. operations. At December 31, 1998, identifiable assets attributable to foreign operations comprised 22% of total assets. As the largest components of these foreign assets are attributable to European operations, the exposure of identifiable assets to foreign currency fluctuations or expropriations is not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities increased from $13.7 million at December 31, 1997 to $17.7 million at December 31, 1998. Total debt increased from $303.6 million at December 31, 1997 to $603.8 million at December 31, 1998 due to the acquisitions of Cincinnati Machine, R&B Machine and Amtech Systems and the normal capital expenditure and working capital needs of the operations.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of
99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding debt.

The Company has two unsecured committed credit facilities with a group of banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At February 12, 1999, $300.0 million of these credit facilities was available for the Company's general use. In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $89.3 million was available to the Company at February 12, 1999.

The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital requirements.

YEAR 2000

The Year 2000 issue is the result of computer programs designed to define a year using two digits rather than four. As such, a date sensitive field using "00" could be recognized as the year 1900 rather than the year 2000, potentially causing the worst case scenario of a system failure or other business disruption.

The operating segments of the Company formed internal review teams to address the Year 2000 issue. The teams are monitored on an ongoing basis by executive management. As a result of this review, the Company has identified its significant information technology and non-information technology systems that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. Although there can be no assurance that the Company will identify and correct every Year 2000 problem, the Company believes that it has in place a comprehensive program to identify and correct any such problems. The Company plans to complete the internal modification and testing process prior to December 31, 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Company has also assessed the capability of its products to determine whether they are Year 2000 compliant. The Company believes that all of its current products are Year 2000 compliant. UNOVA has not tested products that are no longer sold by the Company and the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. However, the Company is providing customer support and customer satisfaction services related to Year 2000 issues. UNOVA defines "Year 2000 compliant" as a product that, when used properly and in conformity with the product information provided by the Company, will accurately transition data between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the product properly exchanges data with the UNOVA product.

In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and third parties. If deemed necessary, these contingency plans will be developed prior to December 31, 1999.

The Company estimates that the total incremental cost of these Year 2000 compliance activities will be approximately $7.0 million. Of these costs, it is estimated that approximately $1.5 million are expense items and the remaining $5.5 million are capitalizable. As of December 31, 1998, the Company has incurred approximately $3.3 million of Year 2000 costs of which about $500 thousand was expensed and approximately $2.8 million was capitalized. These costs and the date on which the Company plans to complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based on currently available information, management does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

INFLATION

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of adopting this statement.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that, in addition to the historical information covered in this discussion and analysis, included are certain forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about the demand for the Company's products and services, the Company's ability to profitably exploit new technologies acquired or developed, and the Company's ability to realize its intentions with respect to the future performance of operations being acquired. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company. Such factors include, but are not limited to, the following which are beyond the Company's control: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments, particularly in the ADC/Mobile Computing System industry; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; worldwide political stability and economic conditions; regulatory uncertainties; operating risks associated with international operations; and the risk that the Company's due diligence procedures may have failed to reveal undisclosed material information concerning acquired operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions. The information presented below summarizes the Company's cash flows for its borrowings and related interest rates by dates of maturity. Variable interest rates disclosed represent the weighted average rates of the borrowings at December 31, 1998. Fair values have been determined based on quoted market prices. The information presented below should be read in conjunction with Note C to the Consolidated and Combined Financial Statements.

DEBT                       1999       2000       2001        2002       2003     THEREAFTER     TOTAL     FAIR VALUE
----------------------  ----------  ---------  ---------  ----------  ---------  -----------  ----------  -----------
                                                           (THOUSANDS OF DOLLARS)
Fixed Rate                                                                        $ 200,000   $  200,000   $ 196,871
Average Interest Rate                                                                  6.94%

Variable Rate           $  237,276  $   1,266  $     181  $  150,005              $  15,035   $  403,763   $ 403,763
Average Interest Rate         5.36%      7.03%      7.24%       5.37%                  5.52%

The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure from investments in certain foreign operations. These contracts were not significant at December 31, 1998. The Company does not enter into any foreign currency contracts for trading purposes. A hypothetical 10% change in the relevant currency rates at December 31, 1998 would not have a material impact on the Company's results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                              ---------
Management's Responsibility for Financial Reporting                                                                 F-1
Independent Auditors' Report                                                                                        F-2
Consolidated and Combined Statements of Operations                                                                  F-3
  Years Ended December 31, 1998, 1997 and 1996
Consolidated Balance Sheets                                                                                         F-4
  December 31, 1998 and 1997
Consolidated and Combined Statements of Cash Flows                                                                  F-5
  Years Ended December 31, 1998, 1997 and 1996
Consolidated and Combined Statements of Changes in Shareholders' Investment                                         F-6
  Years Ended December 31, 1998, 1997 and 1996
Notes to Consolidated and Combined Financial Statements                                                             F-7
Quarterly Financial Information (unaudited)                                                                        F-26

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under "Item One. Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1999 (the "1999 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at February 13, 1999 and their business experience during the prior five years:

                                                              POSITION WITH THE COMPANY AND
                                                          PRINCIPAL BUSINESS AFFILIATIONS DURING
NAME                           AGE                                   PAST FIVE YEARS
-------------------------      ---      --------------------------------------------------------------------------
Alton J. Brann                     57   Chairman of the Board and Chief Executive Officer since October 31, 1997;
                                        for prior business experience see the description of Directors in "Item
                                        One. Election of Directors" in the 1999 Proxy Statement.

Charles A. Cusumano                52   Vice President, Finance since October 31, 1997. Prior thereto, Vice
                                        President, Finance, of Western Atlas since October 1996. Vice President and Controller of Western Atlas from March 1994 to September 1996.

Michael E. Keane                   43   Senior Vice President and Chief Financial Officer since October 31, 1997.
                                        Prior thereto, Senior Vice President and Chief Financial Officer of
                                        Western Atlas since October 1996. Vice President and Treasurer of Western
                                        Atlas from March 1994 to September 1996.

Michael Ohanian                    67   Senior Vice President and Group Executive, Automated Data Systems since
                                        October 31, 1997. Prior thereto, Senior Vice President of Western Atlas since July 1997, Vice President of Western Atlas from May 1996 to July
                                        1997 and President of Intermec since May 1995. Independent consultant from
                                        September 1994 to May 1995 and Vice President, Strategic and Government
                                        Programs, of Intermec from April 1988 to September 1994.

Norman L. Roberts                  64   Senior Vice President and General Counsel since October 31, 1997. Prior thereto, Senior Vice President and General Counsel of Western Atlas since
                                        March 1994.

Clayton A. Williams                65   Senior Vice President and Group Executive, Industrial Automation Systems
                                        since October 31, 1997. Prior thereto, Senior Vice President of Western
                                        Atlas since May 1996, and Group Executive of Western Atlas' Manufacturing
                                        Systems Group since December 1995. Vice President of Western Atlas from
                                        December 1995 to May 1996. Vice President of Litton from June 1992 to
                                        December 1995 and President of its Applied Technology division from
                                        January 1990 to December 1995.

ITEM 11. EXECUTIVE COMPENSATION

See the information relating to executive compensation under the captions "Summary Compensation Table," "Stock Option Information," "Employment and Change in Control Arrangements" and "Retirement Benefits" of the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership by Certain Beneficial Owners and Management" of the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" of the Company's 1999 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 PAGE
                                                                                                                 -----

(a)(1)     Financial Statements
           See Part II

(a)(2)     Financial Statement Schedules                                                                               *

(a)(3)     Executive Compensation Plans and Arrangements                                                              20

(b)        Reports on Form 8-K
           In a report filed on Form 8-K dated October 2, 1998, the Company reported the acquisition of the
           Machine Tool Group of Cincinnati Milacron Inc. In a report filed on Form 8-K dated December 24,
           1998, the Company reported the sale of its executive offices.

(c)        Index to Exhibits                                                                                         E-1

* All schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated and combined financial statements or notes thereto.

                                  UNOVA, INC.
                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                               REPORT WITH WHICH
DESCRIPTION                                                                    EXHIBIT NO.     EXHIBIT WAS FILED
----------------------------------------------------------------------------  -------------  ----------------------

Employee Benefits Agreement dated October 31, 1997, between Western Atlas           10.3     September 30, 1997
Inc. and UNOVA, Inc.                                                                         Form 10-Q

Change of Control Employment Agreements with Alton J. Brann, Michael E.             10.5     September 30, 1997
Keane, Norman L. Roberts and certain other officers of the Company, dated as                 Form 10-Q
of October 31, 1997.

Employment Agreement between Intermec Corporation and Michael Ohanian, dated        10.6     Form 10
May 18, 1995, as amended.

Amendment No. 1 to Employment Agreement between Intermec Corporation and            10.7     December 31, 1997 Form
Michael Ohanian, dated February 28, 1997.                                                    10-K

Amendment No. 2 to Employment Agreement between Intermec Technologies               10.8     December 31, 1997 Form
Corporation and Michael Ohanian, dated February 28, 1998.                                    10-K

Amendment No. 3 to Employment Agreement between Intermec Corporation and            10.9     December 31, 1998 Form
Michael Ohanian, dated May 20, 1998.                                                         10-K

Amendment No. 4 to Employment Agreement between Intermec Corporation and            10.10    December 31, 1998 Form
Michael Ohanian, dated February 28, 1999.                                                    10-K

UNOVA, Inc. Restoration Plan.                                                       10.12    Form 10

UNOVA, Inc. Supplemental Executive Retirement Plan.                                 10.13    Form 10 Amendment No.
                                                                                             1

Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated        10.14    September 30, 1998
September 23, 1998.                                                                          Form 10-Q

Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated        10.15    December 31, 1998 Form
March 11, 1999.                                                                              10-K

Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J.        10.16    Form 10 Amendment No.
Brann dated October 1997.                                                                    1

Amendment No. 1 to Supplemental Executive Retirement Agreement between              10.17    September 30, 1998
UNOVA, Inc. and Alton J. Brann, dated September 23, 1998                                     Form 10-Q

Amendment No. 2 to Supplemental Executive Retirement Agreement between              10.18    December 31, 1998 Form
UNOVA, Inc. and Alton J. Brann, dated March 11, 1999.                                        10-K

Employment Agreement between UNOVA, Inc. and Clayton A. Williams, dated             10.19    Form 10 Amendment No.
August 1997.                                                                                 1

Amendment No. 1 to Employment Agreement between UNOVA, Inc. and Clayton A.          10.20    December 31, 1997 Form
Williams, dated March 24, 1998.                                                              10-K

Amendment No. 2 to Employment Agreement between UNOVA, Inc. and Clayton A.          10.21    December 31, 1998 Form
Williams, dated May 18, 1998.                                                                10-K

UNOVA, Inc. 1997 Stock Incentive Plan.                                              10.22    September 30, 1997
                                                                                             Form 10-Q

UNOVA, Inc. Executive Severance Plan.                                               10.23    September 30, 1997
                                                                                             Form 10-Q

Form of Promissory Notes in favor of the Company given by certain                   10.24    September 30, 1997

                                                                                               REPORT WITH WHICH
DESCRIPTION                                                                    EXHIBIT NO.     EXHIBIT WAS FILED
----------------------------------------------------------------------------  -------------  ----------------------
officers and key employees.                                                                  Form 10-Q

Board resolution dated September 24, 1997 establishing the UNOVA, Inc.              10.25    September 30, 1997
Incentive Loan Program.                                                                      Form 10-Q

UNOVA, Inc. Management Incentive Compensation Plan.                                 10.26    December 31, 1997 Form
                                                                                             10-K

UNOVA, Inc. Executive Survivor Benefit Plan.                                        10.27    December 31, 1997 Form
                                                                                             10-K

UNOVA, Inc. 1999 Stock Incentive Plan.                                              10.28    1999 Proxy Statement

UNOVA, Inc. Management Incentive Compensation Plan.                                 10.29    1999 Proxy Statement

UNOVA, Inc. Executive Medical Benefit Plan.                                         10.30    December 31, 1998 Form
                                                                                             10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNOVA, INC.

                                /s/ MICHAEL E. KEANE
                                ------------------------------------------
                                Michael E. Keane
                                SENIOR VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER

March 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    /s/ PAUL BANCROFT, III
------------------------------  Director                      March 11, 1999
      Paul Bancroft, III

      /s/ ALTON J. BRANN        Director, Chairman of the
------------------------------    Board and Chief             March 11, 1999
        Alton J. Brann            Executive Officer

     /s/ JOSEPH T. CASEY
------------------------------  Director                      March 11, 1999
       Joseph T. Casey

    /s/ WILLIAM C. EDWARDS
------------------------------  Director                      March 11, 1999
      William C. Edwards

     /s/ STEPHEN E. FRANK
------------------------------  Director                      March 11, 1999
       Stephen E. Frank

    /s/ CLAIRE W. GARGALLI
------------------------------  Director                      March 11, 1999
      Claire W. Gargalli

      /s/ ORION L. HOCH
------------------------------  Director                      March 11, 1999
        Orion L. Hoch

     /s/ STEVEN B. SAMPLE
------------------------------  Director                      March 11, 1999
       Steven B. Sample

     /s/ WILLIAM D. WALSH
------------------------------  Director                      March 11, 1999
       William D. Walsh

   /s/ CHARLES A. CUSUMANO      Vice President, Finance
------------------------------    (Chief Accounting           March 11, 1999
     Charles A. Cusumano          Officer)

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

The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor compliance with and the effectiveness of established procedures.

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

/s/ Michael E. Keane

Senior Vice President and
Chief Financial Officer

February 12, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

UNOVA, Inc.

Beverly Hills, California

We have audited the accompanying consolidated and combined balance sheets of UNOVA, Inc. and subsidiaries (as described in Note A) as of December 31, 1998 and 1997, and the related consolidated and combined statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Los Angeles, California

February 12, 1999

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Sales and Service Revenues.............................  $1,662,663  $1,426,247  $1,164,682
                                                         ----------  ----------  ----------

Costs and Expenses
  Cost of sales........................................   1,110,799     981,380     841,820
  Selling, general and administrative..................     383,663     324,405     218,672
  Depreciation and amortization........................      57,043      40,672      27,043
  Acquired in-process research and development
    charges............................................                 211,500
  Interest, net........................................      25,715      16,689       7,111
                                                         ----------  ----------  ----------
    Total Costs and Expenses...........................   1,577,220   1,574,646   1,094,646
                                                         ----------  ----------  ----------

Other Income, Net......................................      31,523
                                                         ----------

Earnings (Loss) before Taxes on Income.................     116,966    (148,399)     70,036

Taxes on Income........................................     (47,253)    (22,968)    (28,014)
                                                         ----------  ----------  ----------

Net Earnings (Loss)....................................  $   69,713  $ (171,367) $   42,022
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

Basic Earnings (Loss) per Share........................  $     1.28  $    (3.17) $      .78
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

Diluted Earnings (Loss) per Share......................  $     1.27  $    (3.17) $      .78
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                          ASSETS
Current Assets
  Cash and cash equivalents........................................  $   17,708  $   13,685
  Accounts receivable, net of allowance for doubtful accounts of
    $24,021 (1998) and $19,719 (1997)..............................     662,885     448,079
  Inventories, net of progress billings............................     336,005     150,537
  Deferred tax assets..............................................     141,773     106,694
  Other current assets.............................................      21,129      30,072
                                                                     ----------  ----------
      Total Current Assets.........................................   1,179,500     749,067

Property, Plant and Equipment, Net.................................     286,171     157,680

Goodwill and Other Intangibles, Net of Accumulated Amortization of
  $70,244 (1998) and $54,266 (1997)................................     400,164     366,098

Other Assets.......................................................     113,381      83,513
                                                                     ----------  ----------

Total Assets.......................................................  $1,979,216  $1,356,358
                                                                     ----------  ----------
                                                                     ----------  ----------
                         LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable and accrued expenses............................  $  456,812  $  311,759
  Payroll and related expenses.....................................      93,199      72,909
  Notes payable and current portion of long-term obligations.......     237,276      86,645
                                                                     ----------  ----------
      Total Current Liabilities....................................     787,287     471,313
                                                                     ----------  ----------

Long-term Obligations..............................................     366,487     216,938
                                                                     ----------  ----------

Deferred Tax Liabilities...........................................      42,154      22,918
                                                                     ----------  ----------

Other Long-term Liabilities........................................      81,863      55,700
                                                                     ----------  ----------

Commitments and Contingencies......................................

Shareholders' Investment
  Preferred stock; 50,000,000 shares authorized....................
  Common stock; shares outstanding:
    54,942,655 (1998) and 54,510,193 (1997)........................         549         545
  Additional paid-in capital.......................................     645,054     603,743
  Retained earnings (deficit)......................................      61,672      (8,041)
  Accumulated other comprehensive income:
    Cumulative currency translation adjustment.....................      (5,850)     (6,758)
                                                                     ----------  ----------
      Total Shareholders' Investment...............................     701,425     589,489
                                                                     ----------  ----------

Total Liabilities and Shareholders' Investment.....................  $1,979,216  $1,356,358
                                                                     ----------  ----------
                                                                     ----------  ----------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998       1997       1996
                                                            ---------  ---------  ---------
Cash and Cash Equivalents at Beginning of Year............  $  13,685  $ 149,467  $ 103,501
                                                            ---------  ---------  ---------
Cash Flows from Operating Activities:
  Net earnings (loss).....................................     69,713   (171,367)    42,022
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities (net of
    acquisitions):
      Acquired in-process research and development
        charges...........................................               211,500
      Depreciation and amortization.......................     57,043     40,672     27,043
      Gain on sale of property plant and equipment, net...    (35,043)
      Deferred taxes......................................       (437)     2,162     (9,803)
      Change in accounts receivable.......................   (109,096)    39,752   (142,159)
      Change in inventories...............................    (67,223)    (9,167)    21,986
      Change in other current assets......................     13,889    (12,540)      (804)
      Change in accounts payable and accrued expenses.....     69,922    (53,830)    73,701
      Change in payroll and related expenses..............     13,493      6,238     (2,382)
      Change in prepaid pension costs, net................    (14,620)   (11,217)    (6,983)
      Other operating activities..........................      6,823     (1,247)     6,537
                                                            ---------  ---------  ---------
      Net cash provided by operating activities...........      4,464     40,956      9,158
                                                            ---------  ---------  ---------
Cash Flows from Investing Activities:
  Acquisition of businesses net of cash acquired..........   (287,350)  (400,754)
  Capital expenditures....................................    (83,776)   (30,310)   (22,541)
  Proceeds from sale of property, plant and equipment.....     71,118      7,198
  Investment in unconsolidated companies..................                (8,500)
  Investment in radio frequency identification
    technology............................................                (8,200)
  Proceeds from sale of businesses and investments........      4,671                31,100
  Other investing activities..............................     (9,162)       (81)     1,049
                                                            ---------  ---------  ---------
      Net cash (used in) provided by investing
        activities........................................   (304,499)  (440,647)     9,608
                                                            ---------  ---------  ---------
Cash Flows from Financing Activities:
  Proceeds from borrowings................................    754,780    276,698     11,551
  Repayment of borrowings.................................   (457,271)   (95,607)    (7,243)
  Dividend paid to Western Atlas Inc......................              (230,000)
  Net transactions with Western Atlas Inc.................               190,338     25,747
  Change in due to Western Atlas Inc......................               120,426     (2,855)
  Other financing activities..............................      6,549      2,054
                                                            ---------  ---------  ---------
      Net cash provided by financing activities...........    304,058    263,909     27,200
                                                            ---------  ---------  ---------
Resulting in Increase (Decrease) in Cash and Cash
  Equivalents.............................................      4,023   (135,782)    45,966
                                                            ---------  ---------  ---------
Cash and Cash Equivalents at End of Year..................  $  17,708  $  13,685  $ 149,467
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' INVESTMENT

                             (THOUSANDS OF DOLLARS)

                                                                  ADDITIONAL    RETAINED    ACCUMULATED OTHER  NET INVESTMENT
                                                      COMMON        PAID-IN     EARNINGS      COMPREHENSIVE      BY WESTERN
                                          TOTAL        STOCK        CAPITAL     (DEFICIT)        INCOME             ATLAS
                                        ---------  -------------  -----------  -----------  -----------------  ---------------
BALANCE, JANUARY 1, 1996..............  $ 502,659                                                                $   502,659
                                        ---------
Comprehensive Income:
  Net earnings........................     42,022                                                                     42,022
  Currency translation adjustment.....      4,080                                                                      4,080
                                        ---------
    Comprehensive Income..............     46,102
                                        ---------
Net transactions with Western Atlas
  Inc.................................     25,747                                                                     25,747
                                        ---------                                                              ---------------
BALANCE, DECEMBER 31, 1996............    574,508                                                                    574,508
                                        ---------
Comprehensive Loss before Distribution
  Date:
  Net loss to Distribution Date.......   (163,326)                                                                  (163,326)
  Currency translation adjustment to
    Distribution Date.................     (3,699)                                                                    (3,699)
                                        ---------
    Comprehensive Loss before
      Distribution Date...............   (167,025)
                                        ---------
Net transactions with Western Atlas
  Inc.................................    190,338                                                                    190,338
                                        ---------
Distribution of common stock to UNOVA
  shareholders........................               $     545     $ 601,689                    $  (4,413)          (597,821)
Comprehensive Loss from Distribution
  Date to December 31, 1997:
  Net loss from Distribution Date to
    December 31, 1997.................     (8,041)                              $  (8,041)
  Currency translation adjustment from
    Distribution Date to December 31,
    1997..............................     (2,345)                                                 (2,345)
                                        ---------
    Comprehensive Loss from
      Distribution Date to December
      31, 1997........................    (10,386)
                                        ---------
Other.................................      2,054                      2,054
                                        ---------        -----    -----------  -----------        -------      ---------------
BALANCE, DECEMBER 31, 1997............    589,489          545       603,743       (8,041)         (6,758)
                                        ---------
Comprehensive Income:
  Net earnings........................     69,713                                  69,713
  Currency translation adjustment.....        908                                                     908
                                        ---------
    Comprehensive Income..............     70,621
                                        ---------
Distribution-related tax benefit......     34,809                     34,809
Other.................................      6,506            4         6,502
                                        ---------        -----    -----------  -----------        -------      ---------------
BALANCE, DECEMBER 31, 1998............  $ 701,425    $     549     $ 645,054    $  61,672       $  (5,850)       $   --
                                        ---------        -----    -----------  -----------        -------      ---------------
                                        ---------        -----    -----------  -----------        -------      ---------------

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

GENERAL INFORMATION. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), in the form of a dividend (the "Distribution"). Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held.

NATURE OF OPERATIONS. UNOVA is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Automated Data Systems business segment comprises automated data collection ("ADC") and mobile computing products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The Industrial Automation Systems business segment includes integrated manufacturing systems, body welding and assembly systems, precision grinding and abrasives operations, and machining systems and stand-alone machine tools primarily serving the worldwide automotive, off-road vehicle, diesel engine and aerospace manufacturing industries.

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

The combined financial statements for all periods presented prior to the Distribution Date include the historical accounts and operations of the former WAI businesses that now comprise the Company. They include, at their historical amounts, the assets, liabilities, revenues and expenses directly related and those allocated to the businesses that now comprise the Company's operations. A pro rata share of certain general and administrative corporate costs incurred by WAI prior to the Distribution Date have been allocated to the Company based on the relative ratio of such projected costs to be incurred by WAI and the Company individually. Such costs include general management, legal, tax, treasury, insurance, financial audit, financial reporting, human resources and real estate services.

The Company's debt prior to the Distribution Date includes an allocation of a portion of WAI's corporate debt, based on the Company's estimated past capital requirements. Interest expense related thereto has been included in the Company's statements of operations at WAI's estimated blended historical rate of interest on long-term borrowings of 7.5%.

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

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or last-in, first-out method.

REVENUE RECOGNITION. Revenues are generally recognized when products are shipped or as services are performed. Revenues and profits on long-term contracts are recorded under the percentage-of-completion, cost to cost method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable. General and administrative costs are expensed as incurred.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred. Total expenditures on research and development activities amounted to $71.5 million, $53.1 million and $29.7 million, in the years ended December 31, 1998, 1997, and 1996, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B.

OTHER INCOME, NET. In the year ended December 31, 1998, other income, net consists of a gain of $35.5 million recognized on the sale of UNOVA's corporate headquarters building, offset by other non-operating expenses.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided over the estimated useful lives of the related assets.

INCOME TAXES. The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See further discussion in Note G.

The Company's domestic operations and their foreign branches were included in WAI's consolidated tax returns (for periods prior to the Distribution Date). Any tax benefits related to these operations have been recorded in these financial statements if such were realizable by WAI on a consolidated basis. Foreign entities included in these financial statements pay taxes in accordance with local laws and regulations.

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

No customer was significant to the Company's revenues in 1998. In 1997, one automotive customer represented 13% of revenues, while in 1996 another automotive customer represented 15% of revenues.

FOREIGN CURRENCIES. The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments are included in the "cumulative currency translation adjustment" component of shareholders' investment. Currency transaction gains and losses are included in the consolidated and combined statements of operations and were not material for any periods presented herein.

FINANCIAL INSTRUMENTS. The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure from investments in certain foreign operations. The amount and volume of such transactions are not material. The Company does not enter into any foreign currency contracts for trading purposes.

GOODWILL AND OTHER INTANGIBLES. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over periods ranging from four to 18 years.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. The Company assesses the recoverability of long-lived assets and goodwill at the end of each fiscal year or as circumstances indicate that the carrying amount of an asset may not be fully recoverable. Factors considered in evaluating recoverability include management's plans for the operations to which the asset relates and the historical earnings and projected undiscounted cash flows of such operations. An impairment is recorded to writedown long-lived assets and goodwill to their estimated fair value if the undiscounted cash flows estimated to be generated by the asset are less than its carrying amount.

ENVIRONMENTAL COSTS. Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of adopting this statement.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B: BUSINESS ACQUISITIONS, INVESTMENTS, AND DISPOSITIONS

ACQUISITIONS AND INVESTMENTS

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $180.0 million in cash, subject to post-closing adjustments. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. Cincinnati Machine has become part of the Company's Industrial Automation Systems ("IAS") segment. The acquisition cost has been allocated to the net assets acquired based on the relative fair values. The acquisition was funded using the Company's committed credit facility and was accounted for under the purchase method of accounting.

During the third quarter of 1998, UNOVA acquired R & B Machine Tool Company ("R&B Machine"), a specialty machine and retooling company. This acquisition was funded using short-term uncommitted credit lines. In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Systems Division ("Amtech Systems"). Amtech Systems is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech Corporation common stock which was applied towards the purchase price of Amtech Systems. Although these acquisitions are integral to the Company's business strategy, they are not material in the aggregate to UNOVA's consolidated and combined financial statements.

The allocation of the acquisition costs of Cincinnati Machine, R&B Machine and Amtech Systems is preliminary and subject to revision upon receipt of pending information, such as final assessment of certain legal and environmental exposures and the completion of certain appraisals. Any such revisions are not expected to have a material impact on the Company's consolidated and combined financial statements.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI, a European-based ADC company, manufactures bar code on-demand printers with labels and ribbons as well as hand-held scanners. These two companies were consolidated in Intermec Technologies Corporation, the Company's Automated Data Systems subsidiary. Both acquisitions were funded by Western Atlas borrowings and cash on hand, and have been accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280.0 million and $107.0 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203.3 million assigned to acquired in-process research and development activities; $154.1 million assigned to goodwill (amortized over 25 years using the straight-line method); and $29.0 million assigned to other intangibles (amortized over periods ranging from four to 18 years using the straight-line method). During the second quarter of 1997, the Company expensed the amounts assigned to acquired in-process research and development projects that had not yet achieved technological feasibility in accordance with Financial Accounting Standards Board Interpretation No. 4 ("FIN 4").

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. The Company purchased the stamping, engineering and prototyping division of Modern Prototype Company in September 1997. In December 1997, UNOVA acquired Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. Although these acquisitions are integral to the Company's business strategy, they are not material in the aggregate to UNOVA's consolidated and combined financial statements.

In December 1997, the Company acquired radio frequency identification ("RFID") technology from IBM Corporation. In connection with this acquisition, the Company recorded a $13.0 million after-tax charge in 1997 to expense acquired in-process research and development in accordance with FIN 4 and the anticipated loss on a related long-term contract. The Company is using this acquired technology to further develop its own RFID technology.

CASH FLOW DISCLOSURE

The fair values of acquired assets and liabilities, at their respective acquisition dates, are presented below for supplemental cash flow disclosure purposes. The 1998 balances include the assets and liabilities of Cincinnati Machine, R&B Machine and Amtech Systems while the 1997 balances include Norand, UBI, Honsberg, Modern Prototype and Goldcrown Machinery.

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            ------------------------
                                                                                              1998            1997
                                                                                            --------        --------
                                                                                             (THOUSANDS OF DOLLARS)
Current assets............................................................................  $263,266        $164,153
Property, plant and equipment.............................................................   111,593          29,093
Goodwill and intangibles..................................................................    50,983         201,380
Other non-current assets..................................................................    17,864          55,956
Total debt................................................................................   (29,221)        (84,163)
Other current liabilities.................................................................   (85,049)       (146,724)
Other non-current liabilities.............................................................    (9,154)        (11,642)
In-process research and development.......................................................                   203,300
                                                                                            --------        --------
Purchase price............................................................................   320,282         411,353
Less non-cash payment of Amtech common stock..............................................   (10,000)
Less cash acquired........................................................................   (22,932)        (10,599)
                                                                                            --------        --------
Cash paid for acquisitions, net of cash acquired..........................................  $287,350        $400,754
                                                                                            --------        --------
                                                                                            --------        --------

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma information for the year ended December 31, 1998 in the following paragraph gives effect to the acquisition of Cincinnati Machine as if it had occurred on January 1, 1998. The pro forma information for the year ended December 31, 1997 gives effect to the acquisitions of Cincinnati Machine and Norand as if they had occurred on January 1, 1997. The financial information has been prepared from the historical financial statements of the Company, Cincinnati Machine and Norand after giving effect to certain pro forma adjustments, including depreciation on the fair market value of the acquired property, plant, and equipment and interest expense associated with the increase in debt.

Unaudited pro forma sales and service revenues, net earnings and earnings per diluted share for the year ended December 31, 1998 are $2,009.1 million, $68.2 million and $1.25, respectively, reflecting the Cincinnati Machine acquisition as if it had occurred on January 1, 1998. Unaudited pro forma sales and service revenues, net earnings and earnings per diluted share for the year ended December 31, 1997 are $1,921.0 million, $27.4 million and $0.51, respectively, reflecting the Cincinnati Machine and Norand acquisitions as if they had occurred on January 1, 1997.

The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, such information may not be predictive of future results of operations.

DISPOSITIONS

The Company sold its Material Handling Systems operations in November of 1996. The activities of the division were not considered a core business of the Company.

NOTE C: CASH AND CASH EQUIVALENTS, DEBT AND INTEREST

Cash and cash equivalents amounted to $17.7 million and $13.7 million at December 31, 1998 and December 31, 1997, respectively, and consisted mainly of time deposits and commercial paper.

    Notes payable and long-term obligations consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
                                                           (THOUSANDS OF
                                                              DOLLARS)
Borrowings under revolving credit facility, with
  average interest at 5.4% (1998) and 6.0% (1997), due
  2002................................................  $ 200,000  $ 200,000
Debentures, with interest at 6.875%, due 2005.........    100,000
Debentures, with interest at 7.00%, due 2008..........    100,000
Notes payable, with average interest at 5.3% (1998)
  and 5.1% (1997), due 1999...........................    186,024     86,411
Industrial revenue bonds, with average interest at
  5.5% (1998) and 5.6% (1997), due through 2005.......     13,500     13,500
Other, with average interest at 6.9% (1998) and 6.2%
  (1997), due through 2002............................      4,239      3,672
                                                        ---------  ---------
                                                          603,763    303,583
Less notes payable and current portion of long-term
  obligations.........................................   (237,276)   (86,645)
                                                        ---------  ---------
Long-term obligations.................................  $ 366,487  $ 216,938
                                                        ---------  ---------
                                                        ---------  ---------

At December 31, 1998 the Company classified $150.0 million of borrowings under the revolving credit facility as long-term, as the Company intends to refinance such obligations on a long-term basis. At December 31, 1997 the Company classified $200.0 million of short-term debt as long-term to reflect the debt offering that occurred in March 1998, which is described below.

Notes payable and long-term obligations at December 31, 1998 mature as follows:

YEAR ENDING DECEMBER 31,                                                (THOUSANDS OF DOLLARS)
----------------------------------------------------------------------  ----------------------
1999..................................................................       $    237,276
2000..................................................................              1,266
2001..................................................................                181
2002..................................................................            150,005
2003..................................................................                 --
Thereafter............................................................            215,035
                                                                               ----------
                                                                             $    603,763
                                                                               ----------
                                                                               ----------

The Company has an unsecured committed credit facility with a group of banks from which it may borrow up to $400.0 million. Under this credit facility, which expires in September 2002, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At February 12, 1999, $200.0 million of the credit facility was available for the Company's general use.

In January 1999, the Company entered into a new unsecured committed credit facility with a group of banks from which it may borrow up to $100.0 million. Under this credit facility, which expires in January 2000, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At February 12, 1999, $100.0 million of the credit facility was available for the Company's general use.

In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $89.3 million was available to the Company at February 12, 1999.

The Company is in compliance with its various debt covenants the most restrictive of which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and which require the Company to satisfy certain leverage ratios.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt. The sale comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of
99.856. Including underwriting fees, discounts and effects of forward rate agreements entered into by the Company to hedge the interest rates on the debt, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt.

Financial instruments on the Company's consolidated balance sheets include accounts receivable, notes payable, and accounts payable which approximate their market values due to their short maturity. The $366.5 million of long term obligations had an estimated fair market value of $363.4 million as of December 31, 1998, based primarily on quoted market prices. UNOVA also has off-balance-sheet guarantees and letter-of-credit reimbursement agreements with respect to liabilities totaling a maximum amount of $228.8 million at December 31, 1998. These agreements primarily relate to the guarantee of performance on contracts.

Net interest expense is composed of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1998       1997       1996
                                                       ---------  ---------  ---------
                                                           (THOUSANDS OF DOLLARS)
Interest expense.....................................  $  28,182  $  20,234  $  11,533
Interest income......................................     (2,467)    (3,545)    (4,422)
                                                       ---------  ---------  ---------
Net interest expense.................................  $  25,715  $  16,689  $   7,111
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

The Company made interest payments to non-related parties of $25.3 million, $6.6 million, and $2.6 million in the years ended December 31, 1998, 1997 and 1996, respectively. Capitalized interest costs in each of the periods presented were not material. Interest expense of $12.0 million and $8.3 million on the allocated portion of WAI's corporate debt for the years ended December 31, 1997 and 1996, respectively, has been included in the Company's consolidated and combined statements of operations at WAI's estimated blended historical rate of interest on long-term borrowings of 7.5%.

NOTE D: ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable consists of the following:

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1998       1997
                                                                    ---------  ---------
                                                                       (THOUSANDS OF
                                                                          DOLLARS)
Trade receivables, net............................................  $ 365,232  $ 202,890
Receivables related to long-term contracts
  Amounts billed..................................................    125,920    116,865
  Unbilled costs and accrued profit on progress completed and
    retentions....................................................    171,733    128,324
                                                                    ---------  ---------
Accounts receivable, net..........................................  $ 662,885  $ 448,079
                                                                    ---------  ---------
                                                                    ---------  ---------

The unbilled costs and retentions at December 31, 1998 are expected to be entirely billed and collected during 1999.

Inventories consist of the following:

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1998       1997
                                                                    ---------  ---------
                                                                       (THOUSANDS OF
                                                                          DOLLARS)
Raw materials and work in process.................................  $ 232,010  $  94,845
Finished goods....................................................     82,434     38,074
Inventoried costs related to long-term contracts..................     56,823     29,656
Less progress billings............................................    (35,262)   (12,038)
                                                                    ---------  ---------
Inventories, net of progress billings.............................  $ 336,005  $ 150,537
                                                                    ---------  ---------
                                                                    ---------  ---------

NOTE E: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1998       1997
                                                             ---------  ---------
                                                                (THOUSANDS OF
                                                                   DOLLARS)
Property, plant and equipment, at cost
  Land.....................................................  $  27,313  $  23,418
  Buildings and improvements...............................    120,142    102,462
  Machinery and equipment..................................    316,932    213,582
Less accumulated depreciation..............................   (178,216)  (181,782)
                                                             ---------  ---------
Net property, plant and equipment..........................  $ 286,171  $ 157,680
                                                             ---------  ---------
                                                             ---------  ---------

Depreciation expense was $40.9 million, $27.4 million and $20.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings............................................................  10-45 years
Building improvements................................................   2-20 years
Machinery and equipment..............................................   2-15 years

As of December 31, 1998, minimum rental commitments under noncancellable operating leases were:

                                 YEAR ENDING DECEMBER 31,                                      OPERATING LEASES
------------------------------------------------------------------------------------------  ---------------------
                                                                                            (THOUSANDS OF DOLLARS)
1999......................................................................................         $17,517
2000......................................................................................          12,904
2001......................................................................................           7,793
2002......................................................................................           5,191
2003......................................................................................           3,781
Thereafter................................................................................          15,468
                                                                                                  --------
                                                                                                   $62,654
                                                                                                  --------
                                                                                                  --------

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $20.5 million, $17.9 million and $10.4 million, for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1998, proceeds totaling approximately $71.1 million were received on the sale of the Company's corporate headquarters building and three operations facilities.

NOTE F: SHAREHOLDERS' INVESTMENT

CAPITAL STOCK

At December 31, 1998, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

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

EARNINGS PER SHARE

For the year ended December 31, 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. For the year ended December 31, 1997, basic earnings per share is calculated using the weighted average balance of the number of shares outstanding for post-Distribution Date periods and the outstanding shares of WAI common stock at June 30, 1997 for periods prior to the Distribution Date, while diluted earnings per share is computed by adding the effect of outstanding stock options using the "treasury stock" method to the basic weighted average balance.

Shares used for basic and diluted earnings per share were computed as follows:

                                                                    YEAR ENDED           YEAR ENDED
                                                                 DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                -------------------  -------------------
Weighted average common shares -- Basic                               54,620,208           54,056,243
Dilutive effect of stock options                                          82,859                   --
                                                                -------------------  -------------------
Weighted shares--Diluted                                              54,703,067           54,056,243
                                                                -------------------  -------------------
                                                                -------------------  -------------------

The Company used 53,891,534 shares, the outstanding shares of WAI common stock at June 30, 1997, to calculate both basic and diluted earnings per share in the year ended December 31, 1996.

At December 31, 1998, Company employees and directors held options to purchase 3,937,750 shares of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

STOCK OPTIONS

The UNOVA, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the 1997 Plan, stock options may not be granted at a price less than the market value of the Company's common stock on the date of grant. The 1997 Plan options usually vest in equal increments over five years. The Company also has a Director Stock Option and Fee Plan (the "Director Plan") which provides for the grant of stock options to the Company's non-employee directors. Under the Director Plan, stock options are granted annually at the market value of the Company's common stock on the date of grant. The number of options granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their grant. Under the 1997 Plan and Director Plan, there were 582,700 options exercisable and 2,045,250 options available for grant as of December 31, 1998. No options were exercisable as of December 31, 1997.

    The following table summarizes the activity of the Company's stock option plans:

                                                                                     WEIGHTED-AVERAGE
                                                                                      EXERCISE PRICE
                                                                 NUMBER OF SHARES       PER SHARE
                                                                ------------------  ------------------
1997
  Granted                                                             2,504,500         $    18.80
                                                                     ----------
Outstanding at December 31, 1997                                      2,504,500              18.80
                                                                     ----------
1998
  Granted                                                             1,706,200              16.97
  Canceled                                                             (255,950)             18.37
                                                                     ----------
Outstanding at December 31, 1998                                      3,954,750              18.04
                                                                     ----------
                                                                     ----------

    Outstanding stock option data as of December 31, 1998:

                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                               ------------------------------  --------------------------
                                   WEIGHTED-       WEIGHTED-                  WEIGHTED-
                                    AVERAGE         AVERAGE                    AVERAGE
    RANGE OF                       REMAINING       EXERCISE                   EXERCISE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE      PRICE     EXERCISABLE      PRICE
----------------  -----------  -----------------  -----------  -----------  -------------
$14.56 to $17.56   1,620,500            9.81       $   16.62      103,000     $   17.48
 18.81 to  22.00   2,334,250            8.88           19.02      479,700         18.88

The weighted-average fair value of stock options granted during 1998 and 1997 were $7.10 per option and $7.76 per option, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; risk-free interest rates of 4.63% and 5.80%, expected life of five years for both years; and expected volatility of 39.6%, determined from historical UNOVA stock price fluctuations, and 36.0%, determined from historical industry stock price fluctuations. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. Under the terms of the plan, which is intended to qualify under Section 423 of the Internal Revenue Code, employees can choose to have up to 8% of their annual earnings (up to a maximum amount of $21,250 per calendar year) withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. The Company sold 433,506 shares under the Plan in 1998, with approximately 30% of eligible employees participating. The weighted-average fair value of purchase rights granted in 1998 was $5.14 per share. The fair value of the stock purchase rights were determined using the same method and parameters for stock option grants described above, except for the use of an expected life equal to the applicable offering period. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

PRO FORMA COMPENSATION COST DISCLOSURE

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and diluted earnings per share for 1998 would have been $64.6 million and $1.18, respectively. In 1997 the Company's pro forma net loss and diluted loss per share would have been $173.6 million and $3.21, respectively.

NOTE G: TAXES ON INCOME

Earnings (loss) before taxes on income by geographic area are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
                                                             (THOUSANDS OF DOLLARS)
United States..........................................  $  90,976  $(113,075) $  47,470
Other nations..........................................     25,990    (35,324)    22,566
                                                         ---------  ---------  ---------
                                                         $ 116,966  $(148,399) $  70,036
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

Taxes on income consist of the following provisions (benefits):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998       1997       1996
                                                            ---------  ---------  ---------
                                                                (THOUSANDS OF DOLLARS)
Currently Payable:
  U.S. taxes..............................................  $  20,416  $  13,821  $  31,619
  International taxes.....................................     12,451     10,124      6,446
                                                            ---------  ---------  ---------
                                                               32,867     23,945     38,065
                                                            ---------  ---------  ---------
Deferred:
  U.S. taxes..............................................     13,689        242     (9,685)
  International taxes.....................................        697     (1,219)      (366)
                                                            ---------  ---------  ---------
                                                               14,386       (977)   (10,051)
                                                            ---------  ---------  ---------
                                                            $  47,253  $  22,968  $  28,014
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                            --------------------  --------------------
                                              ASSET    LIABILITY    ASSET    LIABILITY
                                            ---------  ---------  ---------  ---------
                                                      (THOUSANDS OF DOLLARS)
Accrued liabilities.......................  $  56,863             $  49,194
Receivables and inventories...............     18,872                14,431
Retiree medical benefits..................     10,176                 6,255
Intangibles...............................     12,963                 9,025
Tax credit carryforwards..................      6,395                 4,887
Deferred income...........................      2,718                10,195
Net operating loss carryforwards..........     41,511                13,572
Pensions..................................             $  23,588             $  14,251
Accelerated depreciation..................                18,566                 6,123
Other items...............................      1,220                 3,571      2,544
                                            ---------  ---------  ---------  ---------
Total before valuation allowance..........    150,718     42,154    111,130     22,918
Valuation allowance.......................     (8,945)               (4,436)
                                            ---------  ---------  ---------  ---------
                                            $ 141,773  $  42,154  $ 106,694  $  22,918
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------

The Company has available at December 31, 1998, a net operating tax loss carryforward in the United States of approximately $69.4 million. Approximately $7.7 million, $13.9 million, $4.2 million and

$43.6 million of the net operating tax loss carryforwards will expire in 2010, 2011, 2017 and 2018, respectively. The Company also has general business credit and other tax credits of approximately $6.4 million to offset future tax liability in the United States through 2018. The Company has foreign net operating tax loss carryforwards of $17.9 million and $31.4 million in Germany and the U.K. respectively.

Valuation allowances of $8.9 million and $4.4 million as of December 31, 1998 and 1997, respectively, were established for deferred income tax benefits related to the German loss carryforwards that may not be realized. Included in the valuation allowance is $4.4 million that relates to the acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill. With the exception of the German tax loss carryforward, the Company believes it will utilize all other U.S. and foreign carryforward benefits.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1998       1997       1996
                                                       ---------  ---------  ---------
                                                           (THOUSANDS OF DOLLARS)
Tax at U.S. statutory rate...........................  $  40,938  $ (51,940) $  24,513
Nondeductible acquired in-process research and
  development........................................                71,050
State income taxes net of federal benefit............      3,055      1,625      1,382
Amortization of nondeductible goodwill...............      4,272      4,431      1,916
Foreign operating losses with no tax benefit
  provided...........................................      4,556
Tax credits and FSC benefit..........................     (3,276)    (1,250)
Foreign earnings taxed at other than U.S. statutory
  rate...............................................       (316)      (223)        60
Other items..........................................     (1,976)      (725)       143
                                                       ---------  ---------  ---------
                                                       $  47,253  $  22,968  $  28,014
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

The Company made net tax payments of $4.5 million, $44.4 million and $26.1 million in the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has provided for federal income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries.

NOTE H: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees are covered by a contributory defined benefit plan, under which annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plan.

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

U.S. PENSION PLANS

The following table sets forth the change in benefit obligations and plan assets of the Company's U.S. pension plans and the amounts recognized in the Company's balance sheets at December 31, 1998 and 1997.

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1998       1997
                                                               ---------  ---------
                                                                  (THOUSANDS OF
                                                                     DOLLARS)
CHANGE IN BENEFIT OBLIGATIONS
  Benefit obligation at beginning of year....................  $ 151,649  $ 139,026
  Service cost...............................................      6,140      5,988
  Interest cost..............................................     10,982     10,075
  Plan participants' contributions...........................        431        922
  Actuarial loss.............................................     22,149      5,770
  Benefits paid..............................................    (10,019)   (10,132)
  Other......................................................        510
                                                               ---------  ---------
  Benefit obligation at end of year..........................    181,842    151,649
                                                               ---------  ---------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.............    345,347    267,956
  Actual return on plan assets...............................    (11,858)    88,571
  Plan participants' contributions...........................        431        922
  Benefits paid..............................................     (9,554)    (9,739)
  Spin-off adjustment........................................     (8,125)    (2,363)
                                                               ---------  ---------
  Fair value of plan assets at end of year...................    316,241    345,347
                                                               ---------  ---------
  Funded status..............................................    134,399    193,698
  Unrecognized net actuarial gain............................    (76,901)  (148,576)
  Unrecognized prior service cost............................      4,201      3,526
  Unrecognized transition asset..............................     (9,381)   (12,769)
                                                               ---------  ---------
  Prepaid pension cost.......................................  $  52,318  $  35,879
                                                               ---------  ---------
                                                               ---------  ---------

The preceding table includes prepaid pension cost presented net of pension liabilities for plans in which accumulated benefits exceed plan assets. As of December 31, 1998 and 1997, these liabilities amounted to $17.1 million and $16.2 million, respectively.

Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 9 1/4% for fiscal years 1998 and 1997. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 7 1/2% at December 31, 1998 and 1997, respectively. The rate of increase in future compensation levels was 4 1/2% and 5% at December 31, 1998 and 1997, respectively.

Plan assets consist primarily of equity securities and U.S. Government securities. The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years.

A summary of the components of net periodic pension income for the U.S. defined benefit plans and defined contribution plans for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
COMPONENTS OF NET PERIODIC PENSION INCOME                   1998       1997       1996
--------------------------------------------------------  ---------  ---------  ---------
                                                              (THOUSANDS OF DOLLARS)
Service cost............................................  $   6,140  $   5,988  $   6,507
Interest cost...........................................     10,982     10,075     10,107
Expected return on plan assets..........................    (24,203)   (20,784)   (18,518)
Amortization of prior service cost......................        461        406        404
Recognized net actuarial gain...........................     (5,641)    (3,043)    (1,765)
Amortization of transition asset........................     (2,477)    (2,477)    (2,477)
                                                          ---------  ---------  ---------
                                                            (14,738)    (9,835)    (5,742)
Defined contribution plans..............................      4,500      4,160      2,983
                                                          ---------  ---------  ---------
Net periodic pension income.............................  $ (10,238) $  (5,675) $  (2,759)
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

NON-U.S. PENSION PLANS

For the principal non-U.S. pension plans located in the United Kingdom, the weighted-average discount rate used was approximately 6% at December 31, 1998. The rate of increase in future compensation used was approximately 3 1/2%, and the rate of return on assets was 6 1/2% at December 31, 1998.

Pension costs for non-U.S. pension plans were not material for any of the periods presented herein. The actuarial present value of projected benefits at December 31, 1998 was $107.2 million compared with net assets available for benefits of $111.6 million.

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets at December 31, 1998 and 1997.

                                                                    DECEMBER 31,
                                                                --------------------
CHANGE IN POSTRETIREMENT BENEFIT OBLIGATIONS                      1998       1997
--------------------------------------------------------------  ---------  ---------
                                                                   (THOUSANDS OF
                                                                      DOLLARS)
Benefit obligation at beginning of year.......................  $  27,789  $  18,664
Service cost..................................................        292        586
Interest cost.................................................      2,037      1,688
Acquisitions..................................................     11,423
Actuarial loss................................................        104      7,959
Benefits paid.................................................     (1,237)    (1,108)
                                                                ---------  ---------
Benefits obligation at end of year............................     40,408     27,789
                                                                ---------  ---------
Funded status.................................................    (40,408)   (27,789)
Unrecognized net actuarial loss...............................      8,198      8,828
Unrecognized transition obligation............................      2,316
Other.........................................................     (2,187)      (603)
                                                                ---------  ---------
Accrued postretirement benefit obligation.....................  $ (32,081) $ (19,564)
                                                                ---------  ---------
                                                                ---------  ---------

The following table sets forth the status of the Company's net periodic postretirement benefit cost for the years ended December 31, 1998, 1997 and 1996.

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST            1998       1997       1996
--------------------------------------------------------------  ---------  ---------  ---------
                                                                    (THOUSANDS OF DOLLARS)
Service cost..................................................  $     620  $     586  $     212
Interest cost.................................................      2,037      1,688      1,576
                                                                ---------  ---------  ---------
Net periodic postretirement benefit cost......................  $   2,657  $   2,274  $   1,788
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7% and 7 1/2% at December 31, 1998 and 1997. The assumed health care cost trend rate for fiscal year 1998 was 12% and is projected to decrease over 18 years to 6%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the accrued postretirement benefit obligation results in an increase of approximately $1.9 million, while a one-percentage point decrease results in a decrease of $1.7 million.

NOTE I: LITIGATION, COMMITMENTS AND CONTINGENCIES

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated and combined financial statements.

NOTE J: RELATED PARTY TRANSACTIONS

Included in other assets are amounts due from certain Company officers and other related parties of $1.9 million and $2.1 million at December 31, 1998 and 1997, respectively.

In 1999, the Company intends to move its executive offices to a leased facility that is owned by the UNOVA Master Trust, a vehicle which holds the assets of the Company's major U.S. pension plans ("UNOVA Master Trust"). The Company is currently awaiting Department of Labor approval of the transaction under provisions of the Employment Retirement Income Security Act of 1974 governing transactions between pension plans and related parties before it executes a long-term lease with the UNOVA Master Trust, which is expected to be consummated on terms equivalent to an arm's-length transaction.

Immediately prior to the Distribution in 1997, the Company paid a dividend of $230.0 million to WAI with funds borrowed under the Company's revolving credit facility.

Included in general and administrative expenses are allocated charges from WAI of $13.5 million and $22.2 million, for the years ended December 31, 1997 and 1996, respectively.

Included in interest expense are allocated charges from WAI of $12.0 million and $8.3 million, for the years ended December 31, 1997 and 1996, respectively.

NOTE K: BUSINESS SEGMENT REPORTING

The Company manages and reports its operations in two business segments: the Automated Data Systems segment and the Industrial Automation Systems segment. Material Handling Systems was sold during the fourth quarter of 1996. Figures for this division were reported as part of the Industrial Automation Systems segment. The Company uses operating profit, which is computed by adding net interest expense to earnings before taxes on income, to evaluate performance.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses (see Notes A and J). Assets classified as corporate and other amounts consist of cash and cash equivalents and other corporate assets. Activities are primarily product sales oriented. Export sales are not material. All material intercompany transactions have been excluded.

                         OPERATIONS BY BUSINESS SEGMENT
                             (MILLIONS OF DOLLARS)

                                                                        INDUSTRIAL   AUTOMATED   CORPORATE
                                                          YEAR ENDED    AUTOMATION     DATA      AND OTHER
                                                         DECEMBER 31,    SYSTEMS      SYSTEMS     AMOUNTS    TOTAL
                                                         ------------   ----------   ---------   ---------   ------
Sales..................................................      1998         $  833       $ 830                 $1,663
                                                             1997            790         636                  1,426
                                                             1996            798         367                  1,165

Operating profit (loss)................................      1998             77          55       $ 11(B)      143(B)
                                                             1997             95        (202)(A)    (25)       (132)(A)
                                                             1996             70          30        (23)         77

Capital expenditures...................................      1998             38          46                     84
                                                             1997             14          16                     30
                                                             1996             14           9                     23

Depreciation and amortization expense..................      1998             19          38                     57
                                                             1997             15          25          1          41
                                                             1996             15          11          1          27

Total assets at year end...............................      1998          1,128         775         76       1,979
                                                             1997            650         642         64       1,356
                                                             1996            620         277        177       1,074

(A) Includes the $211.5 million charges for acquired in-process research and development.

(B) Includes gain of $35.5 million on sale of UNOVA's corporate headquarters building.

                         OPERATIONS BY GEOGRAPHIC AREA
                             (MILLIONS OF DOLLARS)

                                                                                                          CORPORATE
                                                   YEAR ENDED       UNITED                                AND OTHER
                                                  DECEMBER 31,      STATES      EUROPE        OTHER        AMOUNTS       TOTAL
                                                -----------------  ---------  -----------  -----------  -------------  ---------
Sales.........................................           1998      $   1,064   $     442    $     157                  $   1,663
                                                         1997            989         363           74                      1,426
                                                         1996            950         193           22                      1,165

Operating profit (loss).......................           1998             98          28            6     $      11          143
                                                         1997            (78)        (35)           6           (25)        (132)
                                                         1996             78          22                        (23)          77

Total assets at year end......................           1998          1,470         388           45            76        1,979
                                                         1997          1,015         261           16            64        1,356
                                                         1996            751         136           10           177        1,074

                                  UNOVA, INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                    BASIC
                                                                                   EARNINGS    DILUTED     COMMON STOCK
                                                            GROSS     NET            PER      EARNINGS     SALES PRICE
                                                    SALES   PROFIT  EARNINGS        SHARE     PER SHARE    HIGH/LOW (1)
                                                    ------  ------  --------       --------   ---------  ----------------
                                                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998
First Quarter.....................................  $333.4  $110.1   $  7.8         $ 0.14     $ 0.14    $20 9/16  13 7/8
Second Quarter....................................   345.2   117.8      9.2           0.17       0.17    $24       19 15/16
Third Quarter.....................................   405.7   133.2     13.3           0.24       0.24    $22       15 1/2
Fourth Quarter....................................   578.4   166.2     39.4(2)        0.72       0.72    $18 1/4   12 3/8

YEAR ENDED DECEMBER 31, 1997
First Quarter.....................................  $323.1  $ 88.9   $ 11.6         $ 0.21     $ 0.21
Second Quarter....................................   409.3   122.7   (189.1)(3)      (3.51)     (3.51)
Third Quarter.....................................   361.8   116.4     11.7           0.22       0.22
Fourth Quarter....................................   332.0    99.9     (5.6)(4)      (0.10)     (0.10)   $19 1/4   14 1/8

As of January 31, 1999 there were approximately 20,246 holders of record of the Company's common stock.

(1) The common stock began trading on the New York Stock Exchange under the symbol "UNA" on October 22, 1997 on a "when issued" basis, and "regular way" on November 3, 1997. Prior to October 31, 1997, the Company was a wholly owned subsidiary of Western Atlas Inc.

(2) In December 1998, the Company recognized a gain of $35.5 million on the sale of its corporate headquarters building.

(3) In June 1997, the Company expensed $203.3 million of in-process research and development activities in connection with the acquisitions of Norand and UBI.

(4) In December 1997, the Company expensed $4.9 million (net of tax) of in-process research and development activities in connection with the acquisition of RFID technology.

                                  UNOVA, INC.
                               INDEX TO EXHIBITS

 EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Amended and Restated Purchase and Sale Agreement dated August 20, 1998, between UNOVA, Inc., UNOVA
               Industrial Automation Systems, Inc., and UNOVA UK Limited, on the one hand, and Cincinnati Milacron
               Inc., on the other hand, filed on October 2, 1998 as Exhibit 2 to the Company's Current Report on
               Form 8-K, and incorporated herein by reference.

       3.1     Certificate of Incorporation of UNOVA, Inc., filed on October 22, 1997 as Exhibit 3A to Amendment No.
               2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.

       3.2     By-laws of UNOVA, Inc., as amended on February 5, 1999.*

       4.1     $400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed on October 1, 1997 as Exhibit 10M to
               Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.

       4.2     Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998, filed as Exhibit 4.4 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.3     Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998, filed as Exhibit 4.7 to the
               Company's June 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       4.4     Amendment No. 3 to the $400,000,000 Credit Agreement, dated September 24, 1998, filed as Exhibit 4.8 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       4.5     Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as
               Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22,
               1997 as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No.
               001-13279, and incorporated herein by reference.

       4.6     Indenture dated as of March 11, 1998 between the Company and The First National Bank of Chicago,
               Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's
               1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.7     Form of 6.875% Notes due March 15, 2005 issued by the Company under such indenture, filed as Exhibit
               4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.8     Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture, filed as Exhibit
               4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       4.9     $100,000,000 Credit Agreement dated January 13, 1999, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent.*

INDEX TO EXHIBITS (CONTINUED)
               Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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

      10.7     Amendment No. 1 to Employment Agreement between Intermec Corporation and Michael Ohanian, dated
               February 28, 1997, filed as Exhibit 10.18 to the Company's 1997 Annual Report on Form 10-K, and
               incorporated herein by reference.

      10.8     Amendment No. 2 to Employment Agreement between Intermec Technologies Corporation and Michael
               Ohanian, dated February 28, 1998, filed as Exhibit 10.19 to the Company's 1997 Annual Report on Form
               10-K, and incorporated herein by reference.

      10.9     Amendment No. 3 to Employment Agreement betweeen Intermec Technologies Corporation and Michael
               Ohanian, dated May 20, 1998.*

      10.10    Amendment No. 4 to Employment Agreement between Intermec Technologies Corporation and Michael
               Ohanian, dated February 28, 1999.*

      10.11    UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company's September 30,
               1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.12    UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10I to the Company's Registration
               Statement on Form 10 No. 001-13279 and incorporated herein by reference.

      10.13    UNOVA, Inc. Supplemental Executive Retirement Plan, filed on October 1, 1997 as Exhibit 10H to
               Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

INDEX TO EXHIBITS (CONTINUED)
      10.14    Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated September 23, 1998, filed as Exhibit 10.22 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and
               incorporated herein by reference.

      10.15    Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated March 11, 1999.*

      10.16    Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated October
               1997, filed on October 1, 1997 as Exhibit 10L to Amendment No. 1 to the Company's Registration
               Statement on Form 10 No. 001-13279 and incorporated herein by reference.

      10.17    Amendment No. 1 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J.
               Brann, dated September 23, 1998, filed as Exhibit 10.21 to the Company's September 30, 1998 Quarterly
               Report on Form 10-Q, and incorporated herein by reference.

      10.18    Amendment No. 2 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J.
               Brann, dated March 11, 1999.*

      10.19    Employment Agreement dated August 1997, between UNOVA, Inc., and Clayton A. Williams, filed on
               October 1, 1997 as Exhibit 10K to Amendment No. 1 to the Company's Registration Statement on Form 10
               No. 001-13279 and incorporated herein by reference.

      10.20    Amendment No. 1 to Employment Agreement between UNOVA, Inc. and Clayton A. Williams, dated March 24,
               1998, filed as Exhibit 10.20 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

      10.21    Amendment No. 2 to Employment Agreement between UNOVA, Inc. and Clayton A. Williams, dated May 18,
               1998.*

      10.22    UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.23    UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.13 to the Company's September 30, 1997
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.24    Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.25    Board resolution dated September 24, 1997 establishing the UNOVA, Inc. Incentive Loan Program, filed as Exhibit 10.15 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.26    UNOVA, Inc. Management Incentive Compensation Plan, filed as Exhibit 10.16 to the Company's 1997
               Annual Report on Form 10-K, and incorporated herein by reference.

      10.27    UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit 10.17 to the Company's 1997 Annual
               Report on Form 10-K, and incorporated herein by reference.

      10.28    UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company's 1999 Proxy Statement, and incorporated herein by reference.

      10.29    UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy
               Statement, and incorporated herein by reference.

INDEX TO EXHIBITS (CONTINUED)
      10.30    UNOVA, Inc. Executive Medical Benefit Plan.*

      21       Subsidiaries of the Registrant included herein on page E-5.

      23       Independent Auditors' Consent included herein on page E-6.

      27       Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

------------------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.