Form 10-Q
period 1999-03-31
UNOVA INC
filed 1999-05-14
CIK 1044590

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                         OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934


                          Commission file number 001-13279


                                    UNOVA, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                    95-4647021
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


           21900 BURBANK BOULEVARD
          WOODLAND HILLS, CALIFORNIA                          91367-7418
    (Address of principal executive offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 992-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 1999 there were 54,943,118 shares of Common Stock outstanding, exclusive of treasury shares.

                                    UNOVA, INC.

                                       INDEX

                                REPORT ON FORM 10-Q

                        FOR THE QUARTER ENDED MARCH 31, 1999




                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.  FINANCIAL INFORMATION


 ITEM 1.   Financial Statements

             Consolidated Statements of Operations
              Three Months Ended March 31, 1999 (unaudited)
               and March 31, 1998 (unaudited)..............................    3


             Consolidated Balance Sheets
              March 31, 1999 (unaudited) and December 31, 1998
                (unaudited)................................................    4

             Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1999 (unaudited)
               and March 31, 1998 (unaudited)..............................    5

             Notes to Consolidated Financial Statements (unaudited)........    6


 ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................    8

 ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......   10


PART II. OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Security Holders.............   11

 ITEM 6.   Exhibits and Reports on Form 8-K................................   11


Signatures                                                                    12


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   UNOVA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                1999               1998
                                              ------------      ------------
Sales and Service Revenues ...................$    493,400      $    333,405
                                              ------------      ------------

Costs and Expenses
      Cost of sales ..........................     352,309           218,299
      Selling, general and administrative ....     109,668            85,746
      Depreciation and amortization ..........      16,583            11,640
      Interest, net ..........................       9,082             4,437
                                              ------------      ------------
         Total Costs and Expenses ............     487,642           320,122
                                              ------------      ------------

Earnings before Taxes on Income ..............       5,758            13,283
Taxes on Income ..............................      (2,303)           (5,526)
                                              ------------      ------------
Net Earnings .................................$      3,455      $      7,757
                                              ------------      ------------
                                              ------------      ------------


Basic and Diluted Earnings per Share .........$       0.06      $       0.14
                                              ------------      ------------
                                              ------------      ------------


Shares Used in Computing Basic
      Earnings per Share .....................  54,943,091        54,510,193


Shares Used in Computing Diluted
      Earnings per Share .....................  54,943,988        54,512,124





See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1999           1998
                                                                   -----------    -----------
                     ASSETS
Current Assets
      Cash and cash equivalents ...................................$    14,502    $    17,708
      Accounts receivable, net ....................................    666,220        662,885
      Inventories, net of progress billings .......................    333,719        336,005
      Deferred tax assets .........................................    145,780        141,773
      Other current assets ........................................     20,350         21,129
                                                                   -----------    -----------
           Total Current Assets ...................................  1,180,571      1,179,500
                                                                   -----------    -----------

Property, Plant and Equipment, at Cost ............................    472,577        464,387
Less Accumulated Depreciation .....................................   (186,528)      (178,216)
                                                                   -----------    -----------
      Property, Plant and Equipment, Net ..........................    286,049        286,171
                                                                   -----------    -----------

Goodwill and Other Intangibles, Net ...............................    396,027        400,164
                                                                   -----------    -----------

Other Assets ......................................................    120,476        113,381
                                                                   -----------    -----------

Total Assets ......................................................$ 1,983,123    $ 1,979,216
                                                                   -----------    -----------
                                                                   -----------    -----------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
      Accounts payable and accrued expenses .......................$   391,352    $   456,812
      Payroll and related expenses ................................     87,292         93,199
      Notes payable and current portion of long-term obligations ..    303,329        237,276
                                                                   -----------    -----------
           Total Current Liabilities ..............................    781,973        787,287
                                                                   -----------    -----------

Long-term Obligations .............................................    366,396        366,487
                                                                   -----------    -----------

Deferred Tax Liabilities ..........................................     44,667         42,154
                                                                   -----------    -----------

Other Long-term Liabilities .......................................     89,229         81,863
                                                                   -----------    -----------

Commitments and Contingencies......................................

Shareholders' Investment
      Common stock ................................................        549            549
      Additional paid-in capital ..................................    645,143        645,054
      Retained earnings ...........................................     65,127         61,672
      Accumulated other comprehensive income -
         cumulative currency translation adjustment ...............     (9,961)        (5,850)
                                                                   -----------    -----------
           Total Shareholders' Investment .........................    700,858        701,425
                                                                   -----------    -----------

Total Liabilities and Shareholders' Investment ....................$ 1,983,123    $ 1,979,216
                                                                   -----------    -----------
                                                                   -----------    -----------


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

                                                                    1999        1998
                                                                 --------     --------
Cash and Cash Equivalents at Beginning of Period ............... $ 17,708     $ 13,685
                                                                 --------     --------

Cash Flows from Operating Activities:
       Net earnings ............................................    3,455        7,757
       Adjustments to reconcile net earnings to net
          cash provided by (used in) operating activities:
             Depreciation and amortization .....................   16,583       11,640
             Deferred taxes ....................................   (2,209)       2,701
             Change in accounts receivable .....................   (3,335)      (8,004)
             Change in inventories .............................    3,845       (9,012)
             Change in other current assets ....................   (1,264)       5,108
             Change in accounts payable and accrued expenses ...  (66,845)     (10,106)
             Change in payroll and related expenses ............   (4,953)         752
             Change in prepaid pension costs, net ..............   (4,276)      (3,683)
             Other operating activities ........................    4,452        4,162
                                                                 --------     --------
Net Cash Provided by (Used in) Operating Activities ............  (54,547)       1,315
                                                                 --------     --------

Cash Flows from Investing Activities:
       Capital expenditures ....................................  (14,836)     (11,485)
       Proceeds from sale of property, plant and equipment .....      497        4,301
       Other investing activities ..............................     (281)      (1,437)
                                                                 --------     --------
Net Cash Used in Investing Activities ..........................  (14,620)      (8,621)
                                                                 --------     --------

Cash Flows from Financing Activities
       Proceeds from borrowings ................................  151,790      232,348
       Repayment of borrowings .................................  (85,874)    (209,756)
       Other financing activities ..............................       45          250
                                                                 --------     --------
Net Cash Provided by Financing Activities ......................   65,961       22,842
                                                                 --------     --------

Resulting in Increase (Decrease) in Cash and Cash Equivalents ..   (3,206)      15,536
                                                                 --------     --------

Cash and Cash Equivalents at End of Period ..................... $ 14,502     $ 29,221
                                                                 --------     --------
                                                                 --------     --------



Supplemental disclosure of cash flow information

       Interest paid ........................................... $ 12,615     $  4,737
       Income taxes refunded ................................... $  4,278     $  6,148


See accompanying notes to consolidated financial statements.

                                    UNOVA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1999
                                    (UNAUDITED)


1. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997, when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI") in the form of a dividend. Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held of record.

     The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature.
     It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.


2.   Inventories consist of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                     1999             1998
                                                  ----------     -------------
                                                      (THOUSANDS OF DOLLARS)
     Raw materials and work in process ......     $ 299,800        $ 285,470
     Finished goods .........................        65,428           85,797
     Less progress billings .................       (31,509)         (35,262)
                                                  ----------     -------------
     Inventories, net of progress billings ..     $ 333,719        $ 336,005
                                                  ----------     -------------
                                                  ----------     -------------

3.   Net interest expense is composed of the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1999          1998
                                                   ---------------------
                                                   (THOUSANDS OF DOLLARS)
     Interest expense ..................            $ 9,588      $ 5,117
     Interest income ...................               (506)        (680)
                                                    -------      -------
     Net interest expense ..............            $ 9,082      $ 4,437
                                                    -------      -------
                                                    -------      -------

4. For the three months ended march 31, 1999 and 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Shares used for basic and diluted earnings per share were computed as follows:

                                                      THREE MONTHS ENDED
                                                           March 31,
                                                      1999           1998
                                                   -------------------------
     Weighted average common shares - Basic ..     54,943,091     54,510,193
     Dilutive effect of stock options ........            897          1,931
                                                   ----------     ----------
     Weighted shares - Diluted ...............     54,943,988     54,512,124
                                                   ----------     ----------
                                                   ----------     ----------

     At March 31, 1999, UNOVA employees and directors held options to purchase 3,916,700 shares of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.


5.   The Company's comprehensive income amounts were computed as follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1999         1998
                                                     ---------------------
                                                     (THOUSANDS OF DOLLARS)
     Net earnings ..............................     $ 3,455      $ 7,757
     Foreign currency translation adjustments ..      (4,111)       1,749
                                                     -------      -------
     Comprehensive income (loss) ...............     $  (656)     $ 9,506
                                                     -------      -------
                                                     -------      -------

6. The Company manages and reports its operations in two business segments: the Automated Data Systems segment and the Industrial Automation Systems segment. The Company uses operating profit, which is defined as earnings before taxes on income, net interest expense and corporate and other amounts, to evaluate performance. Corporate and other amounts include corporate operating costs and currency transaction gains and losses. There were no material intersegment transactions.

                           OPERATIONS BY BUSINESS SEGMENT
                               (MILLIONS OF DOLLARS)

                           QUARTER   INDUSTRIAL   AUTOMATED   CORPORATE
                            ENDED    AUTOMATION     DATA       AND OTHER
                          MARCH 31,   SYSTEMS      SYSTEMS      AMOUNTS     TOTAL
                          ---------  ----------   ---------   ----------   -------
 Sales....................   1999     $  285.4    $  208.0                 $ 493.4
                             1998        146.5       186.9                   333.4

 Operating profit (loss)..   1999         13.9         7.7      $ (6.7)       14.9
                             1998         11.1        11.6        (5.0)       17.7

                                  UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and service revenues and segment operating profit for the three months ended March 31, 1999 and 1998 are summarized below:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                    1999                 1998
                                                -------------------------------
                                                    (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES
   Industrial Automation Systems............    $  285,415           $  146,539
   Automated Data Systems...................       207,985              186,866
                                                ----------           ----------
   Total Sales and Service Revenues.........    $  493,400           $  333,405
                                                ----------           ----------
                                                ----------           ----------

SEGMENT OPERATING PROFIT
   Industrial Automation Systems............    $   13,882           $   11,121
   Automated Data Systems...................         7,650               11,647
                                                ----------           ----------
   Total Segment Operating Profit...........    $   21,532           $   22,768
                                                ----------           ----------
                                                ----------           ----------

Total sales and service revenues increased $160.0 million or 48% for the three months ended March 31, 1999 compared with the corresponding prior period. Total segment operating profit decreased $1.2 million or 5% for the three months ended March 31, 1999 compared with the corresponding prior period.

IAS revenues increased $138.9 million or 95% while related operating profit increased $2.8 million or 25% for the three months ended March 31, 1999 compared with the corresponding prior period. The increase in revenues is primarily due to the acquisitions of Cincinnati Machine and R&B Machine and the increase in activity at the automotive-related manufacturing systems operations. The increase in operating profit was due to the increase in activity for the automotive-related manufacturing systems offset by delays at other North American operations caused by customer changes and additional start-up costs of a new product line at Lamb Honsberg in Germany. IAS backlog was $697.1 million at March 31, 1999.

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. The March 31, 1999 consolidated financial statements reflect the preliminary allocation of the Cincinnati Machine acquisition costs. The Company has continued to access the fair value of the acquired assets and liabilities and plans to revise these valuations in the second quarter of 1999.

ADS segment sales increased $21.1 million or 11% while operating profit decreased $4.0 million or 34% for the three months ended March 31, 1999 compared with the corresponding prior period. The sales increase is due primarily to the acquisition of Amtech Systems in May 1998. The decrease in operating profit was the result of additional operating expenses related to the first quarter 1999 implementation of a new management information system at Intermec's main production facility which offset the operating profit contributed by the higher sales.

Cost of sales as a percentage of sales increased from 65% to 71% from the three months ended March 31, 1998 to the three months ended March 31, 1999, while selling, general and administrative expense as a percentage of sales decreased from 26% to 22% for the same periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the IAS segment and an increase in the activity of this segment. IAS sales increased as a percentage of total Company sales from 44% for the three months ended March 31, 1998 to 58% for the three months ended March 31, 1999. ADS sales decreased from 56% to 42% for the same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

periods. The IAS businesses typically carry higher cost of sales ratios and lower selling, general and administrative expense ratios compared to the ADS businesses.

Depreciation and amortization increased from $11.6 million to $16.6 million from the three months ended March 31, 1998 to the three months ended March 31, 1999. This increase is primarily due to additional depreciation from acquisitions and an increase in the level of fixed assets over the prior year's first quarter.

Net interest expense was $9.1 million and $4.4 million for the three months ended March 31, 1999 and 1998, respectively. The increase is attributable to an increase in outstanding debt due primarily to the acquisitions of Cincinnati Machine, R&B Machine Tool and Amtech Systems in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased from $17.7 million at December 31, 1998 to $14.5 million at March 31, 1999. Total debt increased from $603.8 million at December 31, 1998 to $669.7 million at March 31, 1999 due to the normal capital expenditures and working capital needs of the operations.

The Company has unsecured committed credit facilities with banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At April 30, 1999, $310.0 million of these credit facilities was available for the Company's general use. In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $98.1 million was available to the Company at April 30, 1999.

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

The operating segments of the Company formed internal review teams to address the Year 2000 issue. The teams were monitored on an ongoing basis by executive management. As a result of these reviews, the Company has identified its significant information technology and non-information technology systems that will require modification to achieve Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. Although there can be no assurance that the Company will identify and correct every Year 2000 problem, the Company believes that it has in place a comprehensive program to identify and correct any such problems. The Company plans to complete the internal modification and testing process prior to December 31, 1999.

UNOVA is also actively working with its significant suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure from them. While the Company currently does not anticipate problems related to third party Year 2000 issues, the Company will continue to assess potential risk from third parties. However, there can be no assurance that Year 2000 problems originating with a supplier or other third party will not occur.

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

Company, will accurately convey data between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the product properly exchanges data with the UNOVA product.

In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and third parties. If deemed necessary, these contingency plans will be developed prior to December 31, 1999.

The Company estimates that the total cost of these Year 2000 compliance activities will be approximately $10.0 million. Of these costs, it is estimated that approximately $2.1 million are expense items and the remaining $7.9 million are capitalizable. As of March 31, 1999, the Company has incurred approximately $4.4 million of Year 2000 cumulative costs of which approximately $1.0 million was expensed and approximately $3.4 million was capitalized. These costs and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based on currently available information, management does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions. The information presented below summarizes the Company's cash flows for its borrowings and related interest rates by dates of maturity. Variable interest rates disclosed represent the weighted average rates of the borrowings at March 31, 1999. Fair values have been determined based on quoted market prices.



DEBT                     1999      2000      2001      2002      2003      THEREAFTER     TOTAL      FAIR VALUE
----                     ----      ----      ----      ----      ----      ----------    --------    ----------
                                                            (THOUSANDS OF DOLLARS)

Fixed Rate                                                                  $200,000     $200,000    $197,405
Average Interest Rate                                                          6.94%

Variable Rate            $303,329  $1,199    $114      $150,002             $ 15,081     $469,725    $469,725
Average Interest Rate       5.01%   7.03%   7.34%         5.30%                4.98%



The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure from investments in certain foreign operations. These contracts were not significant at March 31, 1999. The Company does not enter into any foreign currency contracts for trading purposes. A hypothetical 10% change in the relevant currency rates at March 31, 1999 would not have a material impact on the Company's results of operations or cash flows.

                            PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of its shareholders on May 7, 1999, shareholders elected Stephen E. Frank, Claire W. Gargalli and Orion L. Hoch as directors of the Company for a term expiring in 2002. Mr. Frank received a total of 47,785,931 votes for his election and 160,268 votes against or withheld. Ms. Gargalli received a total of 47,706,437 votes for her election and 239,762 votes against or withheld. Mr. Hoch received a total of 47,687,184 votes for his election and 259,015 votes against or withheld. UNOVA, Inc. has six additional directors, but their terms of office did not expire this year.

In addition, the shareholders approved the UNOVA, Inc. 1999 Stock Incentive Plan (41,275,330 votes for, 2,584,807 votes against or withheld, 131,573 votes abstained and 3,954,489 broker non-votes) and the UNOVA, Inc. Management Incentive Compensation Plan (46,411,059 votes for, 1,383,027 votes against or withheld and 152,113 votes abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

(b)  See Exhibit Index included herein on page E-1.

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

                                                 UNOVA, INC.
                                                 (Registrant)

                                            By   /s/  Michael E. Keane
                                                 ----------------------
                                                 Michael E. Keane
                                                 Senior Vice President and
                                                 Chief Financial Officer

May 14, 1999

                                    UNOVA, INC.
                                 INDEX TO EXHIBITS


EXHIBIT NO. DESCRIPTION OF EXHIBIT
----------- ----------------------------

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

     3.2    By-laws of UNOVA, Inc., as amended on February 5, 1999, filed as
            Exhibit 3.2 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

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

     4.9    $100,000,000 Credit Agreement dated January 13, 1999, among UNOVA,
            Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 4.9 to the Company's 1998
            Annual Report on Form 10-K, and incorporated herein by reference

     4.10 Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The
            Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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



     10.9   Amendment No. 3 to Employment Agreement between Intermec
            Technologies Corporation and Michael Ohanian, dated May 20, 1998, filed as Exhibit 10.9 to the Company's 1998 Annual Report on Form
            10-K, and incorporated herein by reference

     10.10  Amendment No. 4 to Employment Agreement between Intermec
            Technologies Corporation and Michael Ohanian, dated February 28,
            1999, filed as Exhibit 10.10 to the Company's 1998 Annual Report on
            Form 10-K, and incorporated herein by reference.

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

     10.15  Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement
            Plan, dated March 11, 1999, filed as Exhibit 10.15 to the Company's
            1998 Annual Report on Form 10-K, and incorporated herein by reference.

     10.16  Supplemental Retirement Agreement between UNOVA, Inc. and Alton J.
            Brann, filed on October 1, 1997 as Exhibit 10L to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

     10.17  Amendment No. 1 to Supplemental Retirement Agreement between UNOVA,
            Inc. and Alton J. Brann, dated September 23, 1998, filed as Exhibit
            10.21 to the Company's September 30, 1998 Quarterly Report on Form
            10-Q, and incorporated herein by reference.

     10.18 Amendment No. 2 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated March 11, 1999, filed as Exhibit 10.18 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

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




     10.21  Amendment No. 2 to Employment Agreement between UNOVA, Inc. and
            Clayton A. Williams, dated May 18, 1998, filed as Exhibit 10.21 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

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

     10.28  UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the
            Company's definitive Proxy Statement relating to the Annual
            Meeting of Shareholders to be held on May 7, 1999 (the "1999 Proxy
            Statement"), and incorporated herein by reference.

     10.29  UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex
            B to the Company's 1999 Proxy Statement, and incorporated herein by reference.

     10.30 UNOVA, Inc. Executive Medical Benefit Plan, filed as Exhibit 10.30 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

     27     Financial Data Schedule (filed only electronically with the
            Securities and Exchange Commission).


     *      Copies of these documents have been included in this Quarterly
            Report on Form 10-Q filed with the Securities and Exchange
            Commission.


                                         E-4