Form 10-Q
period 1999-06-30
UNOVA INC
filed 1999-08-16
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

            21900 BURBANK BLVD.
         WOODLAND HILLS, CALIFORNIA                             91367-7418
(Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 992-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 30, 1999 there were 55,181,907 shares of Common Stock outstanding, exclusive of treasury shares.

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.  FINANCIAL INFORMATION


        ITEM 1.         Financial Statements
                          Consolidated Statements of Operations
                           Six Months Ended June 30, 1999 (unaudited)
                            and June 30, 1998 (unaudited)                                                     3

                          Consolidated Statements of Operations
                           Three Months Ended June 30, 1999 (unaudited)
                            and June 30, 1998 (unaudited)                                                     4

                          Consolidated Balance Sheets
                           June 30, 1999 (unaudited) and December 31, 1998 (unaudited)                        5

                          Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1999 (unaudited)
                            and June 30, 1998 (unaudited)                                                     6

                          Notes to Consolidated Financial Statements (unaudited)                              7


        ITEM 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                                        10


PART II. OTHER INFORMATION


        ITEM 6.         Exhibits and Reports on Form 8-K                                                      13



Signatures                                                                                                    14


                     PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              UNOVA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                               ---------------------------
                                                                                    1999           1998
                                                                               ------------   ------------
Sales and Service Revenues                                                     $    987,831   $    678,627
                                                                               ------------   ------------

Costs and Expenses
      Cost of sales                                                                 703,335        440,079
      Selling, general and administrative                                           221,436        175,098
      Depreciation and amortization                                                  32,714         24,569
      Interest, net                                                                  19,005          9,774
                                                                               ------------   ------------
        Total Costs and Expenses                                                    976,490        649,520
                                                                               ------------   ------------

Earnings before Taxes on Income                                                      11,341         29,107
Taxes on Income                                                                      (4,536)       (12,109)
                                                                               ------------   ------------

Net Earnings                                                                   $      6,805   $     16,998
                                                                               ------------   ------------
                                                                               ------------   ------------

Basic and Diluted Earnings per Share                                           $       0.12   $       0.31
                                                                               ------------   ------------
                                                                               ------------   ------------

Shares Used in Computing Basic
      Earnings per Share                                                         54,944,359     54,511,388


Shares Used in Computing Diluted
      Earnings per Share                                                         54,947,033     54,672,525



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                               ---------------------------
                                                                                   1999           1998
                                                                               ------------   ------------
Sales and Service Revenues                                                     $    494,431   $    345,222
                                                                               ------------   ------------

Costs and Expenses
     Cost of sales                                                                  351,026        221,780
     Selling, general and administrative                                            111,768         89,352
     Depreciation and amortization                                                   16,131         12,929
     Interest, net                                                                    9,923          5,337
                                                                               ------------   ------------
       Total Costs and Expenses                                                     488,848        329,398
                                                                               ------------   ------------

Earnings before Taxes on Income                                                       5,583         15,824
Taxes on Income                                                                      (2,233)        (6,583)
                                                                               ------------   ------------

Net Earnings                                                                   $      3,350   $      9,241
                                                                               ------------   ------------
                                                                               ------------   ------------

Basic and Diluted Earnings per Share                                           $       0.06   $       0.17
                                                                               ------------   ------------
                                                                               ------------   ------------

Shares Used in Computing Basic
     Earnings per Share                                                          54,945,613     54,512,570


Shares Used in Computing Diluted
     Earnings per Share                                                          54,950,064     54,832,912


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                            CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                  1999             1998
                                                                              ------------    --------------
                                 ASSETS

Current Assets
     Cash and cash equivalents                                                 $    11,273    $    17,708
     Accounts receivable, net                                                      591,664        662,885
     Inventories, net of progress billings                                         304,120        336,005
     Deferred tax assets                                                           163,392        141,773
     Other current assets                                                           16,209         21,129
                                                                               -----------    -----------
         Total Current Assets                                                    1,086,658      1,179,500
                                                                               -----------    -----------

Property, Plant and Equipment, at Cost                                             482,500        464,387
Less Accumulated Depreciation                                                     (189,891)      (178,216)
                                                                               -----------    -----------
     Property, Plant and Equipment, Net                                            292,609        286,171
                                                                               -----------    -----------
Goodwill and Other Intangibles, Net                                                415,383        400,164
                                                                               -----------    -----------
Other Assets                                                                       119,691        113,381
                                                                               -----------    -----------
Total Assets                                                                   $ 1,914,341    $ 1,979,216
                                                                               -----------    -----------
                                                                               -----------    -----------

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable and accrued expenses                                     $   382,784    $   456,812
     Payroll and related expenses                                                   92,888         93,199
     Notes payable and current portion of long-term obligations                    220,787        237,276
                                                                               -----------    -----------
         Total Current Liabilities                                                 696,459        787,287
                                                                               -----------    -----------

Long-term Obligations                                                              366,332        366,487
                                                                               -----------    -----------

Deferred Tax Liabilities                                                            52,397         42,154
                                                                               -----------    -----------

Other Long-term Liabilities                                                         95,076         81,863
                                                                               -----------    -----------

Commitments and Contingencies

Shareholders' Investment
     Common stock                                                                      552            549
     Additional paid-in capital                                                    648,863        645,054
     Retained earnings                                                              68,477         61,672
     Accumulated other comprehensive income -
        cumulative currency translation adjustment                                 (13,815)        (5,850)
                                                                               -----------    -----------
         Total Shareholders' Investment                                            704,077        701,425
                                                                               -----------    -----------

Total Liabilities and Shareholders' Investment                                 $ 1,914,341    $ 1,979,216
                                                                               -----------    -----------
                                                                               -----------    -----------

See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                 1999                     1998
                                                                                               --------                 --------
Cash and Cash Equivalents at Beginning of Period                                               $ 17,708                 $ 13,685
                                                                                               --------                 --------

Cash Flows from Operating Activities:
     Net earnings                                                                                 6,805                   16,998
     Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                                          32,714                   24,569
          Proceeds from sale of accounts receivable                                              82,000
          Deferred taxes                                                                        (10,326)                   8,716
          Change in accounts receivable                                                         (13,530)                 (30,625)
          Change in inventories                                                                  30,342                  (31,937)
          Change in other current assets                                                          2,645                    7,560
          Change in accounts payable and accrued expenses                                       (87,814)                  (1,947)
          Change in payroll and related expenses                                                 (6,721)                     103
          Change in prepaid pension costs, net                                                   (8,554)                  (7,369)
          Other operating activities                                                              5,722                    1,440
                                                                                               --------                 --------
Net Cash Provided by (Used in) Operating Activities                                              33,283                  (12,492)
                                                                                               --------                 --------

Cash Flows from Investing Activities:
     Capital expenditures                                                                       (35,220)                 (30,777)
     Acquisition of businesses, net of cash acquired                                                                     (20,100)
     Proceeds from sale of property, plant and equipment                                          1,348                    5,180
     Other investing activities                                                                   7,696                   (3,296)
                                                                                               --------                 --------
Net Cash Used in Investing Activities                                                           (26,176)                 (48,993)
                                                                                               --------                 --------

Cash Flows from Financing Activities:
     Proceeds from borrowings                                                                   108,360                  289,507
     Repayment of borrowings                                                                   (125,091)                (223,611)
     Other financing activities                                                                   3,189                    3,255
                                                                                               --------                 --------
Net Cash Provided by (Used in) Financing Activities                                             (13,542)                  69,151
                                                                                               --------                 --------

Resulting in Increase (Decrease) in Cash and Cash Equivalents                                    (6,435)                   7,666
                                                                                               --------                 --------

Cash and Cash Equivalents at End of Period                                                     $ 11,273                 $ 21,351
                                                                                               --------                 --------
                                                                                               --------                 --------


Supplemental disclosure of cash flow information
     Interest paid                                                                             $ 19,885                  $ 6,900
     Income taxes refunded                                                                     $    274                  $ 6,863


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


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


2.     Inventories, net of progress billings consisted of the following:

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  1999                 1998
                                                                               ----------          -----------
                                                                                    (THOUSANDS OF DOLLARS)
       Raw materials and work in process                                       $  299,830          $  285,470
       Finished goods                                                              53,797              85,797
       Less progress billings                                                     (49,507)            (35,262)
                                                                               ----------          ----------
       Inventories, net of progress billings                                   $  304,120          $  336,005
                                                                               ----------          ----------
                                                                               ----------          ----------


3.     Interest, net was composed of the following:

                                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                         1999        1998                  1999        1998
                                                                      ----------------------            ----------------------
                                                                      (THOUSANDS OF DOLLARS)            (THOUSANDS OF DOLLARS)
Interest expense                                                      $ 19,519    $ 11,022              $  9,931    $  5,905
Interest income                                                           (514)     (1,248)                   (8)       (568)
                                                                      --------    --------              --------    --------
Interest, net                                                         $ 19,005    $  9,774              $  9,923    $  5,337
                                                                      --------    --------              --------    --------
                                                                      --------    --------              --------    --------

4. For the six and three months ended June 30, 1999, basic earnings per share was calculated using the weighted average number of common shares outstanding for the periods while diluted earnings per share was computed on the basis of the weighted average number of common shares outstanding plus the weighted average dilutive effect of stock options outstanding during the period using the "treasury stock" method.

         Shares used for basic and diluted earnings per share were computed as follows:

                                                                 SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              1999              1998              1999              1998
                                                           ----------------------------        ----------------------------
       Weighted average common shares-Basic                54,944,359        54,511,388        54,945,613        54,512,570
       Dilutive effect of stock options                         2,674           161,137             4,451           320,342
                                                           ----------        ----------        ----------        ----------
       Weighted average shares - Diluted                   54,947,033        54,672,525        54,950,064        54,832,912
                                                           ----------        ----------        ----------        ----------
                                                           ----------        ----------        ----------        ----------

       At June 30, 1999, UNOVA employees and directors held options to purchase 3,957,100 shares of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.


5.     The Company's comprehensive income (loss) was computed as follows:

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                        1999           1998             1999            1998
                                                       -----------------------        -------------------------
                                                       (THOUSANDS OF DOLLARS)           (THOUSANDS OF DOLLARS)
       Net earnings                                    $ 6,805         $16,998        $ 3,350           $ 9,241
       Foreign currency translation
            adjustments                                 (7,965)          2,392         (3,854)              643
                                                       ---------       -------        -------           -------
       Comprehensive income (loss)                     $(1,160)        $19,390        $  (504)          $ 9,884
                                                       ---------       -------        -------           -------
                                                       ---------       -------        -------           -------

6. The Company manages and reports its operations in two business segments: the Automated Data Systems segment and the Industrial Automation Systems segment. The Company uses operating profit, which is defined as earnings before taxes on income, net interest expense, and corporate and other amounts, to evaluate performance. Corporate and other amounts include corporate operating costs and currency transaction gains and losses. There were no material intersegment transactions.

                         OPERATIONS BY BUSINESS SEGMENT
                             (MILLIONS OF DOLLARS)

                                            SIX MONTHS       INDUSTRIAL       AUTOMATED       CORPORATE
                                               ENDED         AUTOMATION         DATA          AND OTHER
                                             JUNE 30,         SYSTEMS          SYSTEMS         AMOUNTS       TOTAL
                                            ----------       ----------       ---------       ---------     -------
         Sales                                 1999          $ 569.4          $ 418.4                       $ 987.8
                                               1998            296.6            382.0                         678.6

         Operating profit (loss)               1999             34.2             10.3          $ (14.2)        30.3
                                               1998             26.1             25.5            (12.7)        38.9

                                           THREE MONTHS      INDUSTRIAL       AUTOMATED       CORPORATE
                                               ENDED         AUTOMATION         DATA          AND OTHER
                                             JUNE 30,         SYSTEMS          SYSTEMS         AMOUNTS       TOTAL
                                           -----------       ----------       ---------       ----------   ---------
         Sales                                 1999          $ 284.0           $ 210.4                      $ 494.4
                                               1998            150.1             195.1                        345.2

         Operating profit (loss)               1999             20.3               2.7          $ (7.5)        15.5
                                               1998             15.0              13.9            (7.7)        21.2

7. In June 1999, a financing subsidiary of UNOVA sold undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. Proceeds from the sale, which totaled approximately $82.0 million, were used to reduce debt and the sold receivables have been excluded from the June 30, 1999, consolidated balance sheet. Under the terms of the agreement with the financial institution ("Receivable Agreement"), the financing subsidiary of UNOVA is eligible to receive additional proceeds totaling approximately $20.0 million from the future sale of undivided interests in the trade accounts receivable.

8. In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. During the second quarter of 1999, the Company recorded adjustments to the preliminary allocation of the purchase price among the fair value of the acquired assets and liabilities. These adjustments, which were offset to goodwill, included approximately $19.8 million of additional liabilities for costs to exit certain activities and to terminate employees at Cincinnati Machine's domestic and foreign locations and $4.1 million for additional postretirement obligation and pension liabilities. Cincinnati Machine is currently in the process of exiting these activities and terminating employees and expects to substantially complete this process in the third quarter of 1999. At June 30, 1999, accounts payable and accrued expenses included approximately $9.3 million of these additional exit and termination costs. All of the $4.1 million of additional postretirement obligation and pension liabilities remained on the June 30, 1999, consolidated balance sheet. The Company is continuing to assess the valuation of the acquired assets and liabilities and may revise these amounts in the third quarter of 1999.

9. In 1999, UNOVA moved its executive offices to a leased facility that is owned by the UNOVA Master Trust, a vehicle which holds the assets of the Company's major U.S. pension plans ("UNOVA Master Trust").
         The Company is currently awaiting Department of Labor approval of the lease agreement under provisions of the Employee Retirement Income Security Act of 1974 governing transactions between pension plans and related parties. The lease agreement between the Company and the UNOVA Master Trust was consummated on terms equivalent to an arm's-length transaction. Rental expense under the provisions of this lease was not material.

                                   UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and service revenues and segment operating profit for the six and three months ended June 30, 1999 and 1998 are summarized below:


                                                       SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                   1999                1998               1999             1998
                                                 ----------------------------           -------------------------
                                                    (THOUSANDS OF DOLLARS)                (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES
   Industrial Automation Systems                 $569,405            $296,644           $283,990         $150,105
   Automated Data Systems                         418,426             381,983            210,441          195,117
                                                 --------            --------           --------         --------
   Total Sales and Service Revenues              $987,831            $678,627           $494,431         $345,222
                                                 --------            --------           --------         --------
                                                 --------            --------           --------         --------
SEGMENT OPERATING PROFIT
   Industrial Automation Systems                 $ 34,178            $ 26,103           $ 20,296         $ 14,982
   Automated Data Systems                          10,315              25,539              2,665           13,892
                                                 --------            --------           --------         --------
   Total Segment Operating Profit                $ 44,493            $ 51,642           $ 22,961         $ 28,874
                                                 --------            --------           --------         --------
                                                 --------            --------           --------         --------

Total sales and service revenues increased $309.2 million or 46% for the six months ended June 30, 1999 compared with the corresponding prior period. Total segment operating profit decreased $7.1 million or 14% for the six months ended June 30, 1999 compared with the corresponding prior period.

Total sales and service revenues increased $149.2 million or 43% for the three months ended June 30, 1999 compared with the corresponding prior period. Total segment operating profit decreased $5.9 million or 20% for the three months ended June 30, 1999 compared with the corresponding prior period.

IAS segment sales increased $272.8 million or 92% and related operating profit increased $8.1 million or 31% for the six months ended June 30, 1999 compared with the corresponding prior period. For the three months ended June 30, 1999, IAS revenues increased $133.9 million or 89% while related operating profit increased $5.3 million or 35%, compared with the corresponding prior period. The increase in revenues is primarily due to the acquisitions of Cincinnati Machine and R&B Machine Tool and the increase in activity at the automotive-related manufacturing systems operations. The increase in operating profit was due to the increase in activity for the automotive-related manufacturing systems offset by costs associated with product and operational process problems at Lamb Honsberg in Germany. IAS backlog was $861.1 million at June 30, 1999.

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. During the second quarter of 1999, the Company recorded adjustments to the preliminary allocation of the purchase price among the fair value of the acquired assets and liabilities. These adjustments, which were offset to goodwill, included approximately $19.8 million of additional liabilities for costs to exit certain activities and to terminate employees at Cincinnati Machine's domestic and foreign locations and $4.1 million for additional postretirement obligation and pension liabilities. Cincinnati Machine is currently in the process of exiting these activities and terminating employees and expects to substantially complete this process in the third quarter of 1999. At June 30, 1999, accounts payable and accrued expenses included approximately $9.3 million of these additional exit and termination costs. All of the $4.1 million of additional postretirement obligation and pension liabilities remained on the June 30, 1999, consolidated balance sheet. The Company is continuing to assess the valuation of the acquired assets and liabilities and may revise these amounts in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ADS segment sales increased $36.4 million or 10% and related operating profit decreased $15.2 million or 60% for the six months ended June 30, 1999 compared with the corresponding prior period. For the three months ended June 30, 1999, ADS revenues increased $15.3 million or 8% while related operating profit decreased $11.2 million or 81%, compared with the corresponding prior period. The sales increase is due primarily to the acquisition of Amtech Systems in May 1998. The decrease in operating profit was the result of additional operating expenses related to the implementation of a new management information system at Intermec's main production facility.

Cost of sales as a percentage of sales increased from 65% to 71% from the six months ended June 30, 1998 to the six months ended June 30, 1999, while selling, general and administrative expense as a percentage of sales decreased from 26% to 22% for the same periods. For the three months ended June 30, cost of sales as a percentage of sales increased from 64% to 71% from 1998 to 1999, while selling, general and administrative expense as a percentage of sales decreased from 26% to 23% for the same periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the IAS segment and an increase in the activity of this segment. IAS sales increased as a percentage of total Company sales from 44% for the six months ended June 30, 1998 to 58% for the six months ended June 30, 1999, while ADS sales decreased from 56% to 42% for the same periods. For the three months ended June 30, IAS sales increased as a percentage of total Company sales from 43% to 57% from 1998 to 1999, while ADS sales decreased from 57% to 43% for the same periods. The IAS businesses typically carry higher cost of sales ratios and lower selling, general and administrative expense ratios compared to the ADS businesses.

Depreciation and amortization increased from $24.6 million to $32.7 million from the six months ended June 30, 1998 to the six months ended June 30, 1999 and from $12.9 million to $16.1 million from the three months ended June 30, 1998 to the three months ended June 30, 1999. This increase is primarily due to additional depreciation from acquisitions and an increase in the level of fixed assets over the prior year periods.

Net interest expense increased from $9.8 million to $19.0 million from the six months ended June 30, 1998 to the six months ended June 30, 1999 and from $5.3 million to $9.9 million from the three months ended June 30, 1998 to the three months ended June 30, 1999. The increase is attributable to an increase in outstanding debt incurred to finance the 1998 acquisitions of Cincinnati Machine, R&B Machine Tool, and Amtech Systems and the normal capital expenditures and working capital needs of the operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased from $17.7 million at December 31, 1998 to $11.3 million at June 30, 1999.

Total debt decreased from $603.8 million at December 31, 1998 to $587.1 million at June 30, 1999. In June 1999, a financing subsidiary of UNOVA sold undivided interests in the Company's trade accounts receivable with proceeds totaling approximately $82.0 million. The proceeds were used to reduce outstanding debt incurred for the normal capital expenditures and working capital needs of the operations. Under the terms of the Receivable Agreement, the financing subsidiary of the Company is eligible to receive additional proceeds totaling approximately $20.0 million from the future sale of undivided interests in the trade accounts receivable.

The Company has unsecured committed credit facilities with banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, rates borne by certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At July 31, 1999, $350.0 million of these credit facilities was available for the Company's general use. In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $26.4 million was available to the Company at July 31, 1999.

The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital and capital expenditure requirements for the next twelve months.

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

The Company has also assessed the capability of its products to determine whether they are Year 2000 compliant. The Company believes that all of its current products are Year 2000 compliant. UNOVA has not tested products that are no longer sold by the Company and the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. However, the Company is providing customer support services related to Year 2000 issues. UNOVA defines "Year 2000 compliant" as a product that, when used properly and in conformity with the product information provided by the Company, will accurately convey data between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the product properly exchanges data with the UNOVA product.

In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and third parties. If deemed necessary, these contingency plans will be developed prior to December 31, 1999.

The Company estimates that the total cost of these Year 2000 compliance activities will be approximately $10.7 million. Of these costs, it is estimated that approximately $2.1 million are expense items and the remaining $8.6 million are capitalizable. As of June 30, 1999, the Company has incurred approximately $7.2 million of Year 2000 cumulative costs of which approximately $1.2 million was expensed and approximately $6.0 million was capitalized. These costs and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based on currently available information, management does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.

(b)      See Exhibit Index included herein on page E-1.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNOVA, INC.
                                             (Registrant)




                                             By    /s/   Michael E. Keane
                                                 -----------------------------
                                                 Michael E. Keane
                                                 Senior Vice President and
                                                 Chief Financial Officer


August 13, 1999

                                 UNOVA, INC.
                              INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
    2.1           Amended and Restated Purchase and Sale Agreement dated August
                  20, 1998, between UNOVA, Inc., UNOVA Industrial Automation
                  Systems, Inc., and UNOVA UK Limited, on the one hand, and
                  Cincinnati Milacron Inc., on the other hand, filed on October
                  2, 1998 as Exhibit 2 to the Company's Current Report on Form
                  8-K, and incorporated herein by reference.

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

    4.10 Transfer and Administration Agreement dated June 18, 1999, among Enterprise Funding Corporation, as Company, KCH Funding,
                  L.L.C., as Transferor, UNOVA, Inc., Individually and as
                  Servicer, and Nationsbank, N.A., as Lead Arranger, Agent and
                  Bank Investor.*

    4.11          Receivables Purchase Agreement dated June 18, 1999, between
                  UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as
                  Purchaser.*

    4.12 Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec
                  Technologies Corporation, as Sellers, and UNOVA, Inc., as
                  Purchaser.*

    4.13 Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

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

    10.11         Amendment No. 5 to Employment Agreement between Intermec
                  Technologies Corporation and Michael Ohanian, dated May 18,
                  1999.*

    10.12         UNOVA, Inc. Director Stock Option and Fee Plan, filed as
                  Exhibit 10.7 to the Company's September 30, 1997 Quarterly
                  Report on Form 10-Q, and incorporated herein by reference.

    10.13         UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as
                  Exhibit 10I to the Company's Registration Statement on Form 10
                  No. 001-13279 and incorporated herein by reference.

    10.14         UNOVA, Inc. Supplemental Executive Retirement Plan, filed on
                  October 1, 1997 as Exhibit 10H to Amendment No. 1 to the
                  Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

    10.15         Amendment No. 1 to UNOVA, Inc. Supplemental Executive
                  Retirement Plan, dated September 23, 1998, filed as Exhibit
                  10.22 to the Company's September 30, 1998 Quarterly Report on
                  Form 10-Q, and incorporated herein by reference.

    10.16         Amendment No. 2 to UNOVA, Inc. Supplemental Executive
                  Retirement Plan, dated March 11, 1999, filed as Exhibit 10.15 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

    10.17         Supplemental Retirement Agreement between UNOVA, Inc. and
                  Alton J. Brann, filed on October 1, 1997 as Exhibit 10L to
                  Amendment No. 1 to the Company's Registration Statement on
                  Form 10 No. 001-13279 and incorporated herein by reference.

    10.18         Amendment No. 1 to Supplemental Retirement Agreement between
                  UNOVA, Inc. and Alton J. Brann, dated September 23, 1998, filed as Exhibit 10.21 to the Company's September 30, 1998
                  Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.19 Amendment No. 2 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated March 11, 1999, filed as Exhibit 10.18 to the Company's 1998 Annual Report on
                  Form 10-K, and incorporated herein by reference.

    10.20 Employment Agreement dated August 1997, between UNOVA, Inc., and Clayton A. Williams, filed on October 1, 1997 as Exhibit
                  10K to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

    10.21         Amendment No. 1 to Employment Agreement between UNOVA, Inc.
                  and Clayton A. Williams, dated March 24, 1998, filed as
                  Exhibit 10.20 to the Company's 1997 Annual Report on Form
                  10-K, and incorporated herein by reference.

    10.22         Amendment No. 2 to Employment Agreement between UNOVA, Inc.
                  and Clayton A. Williams, dated May 18, 1998, filed as Exhibit
                  10.21 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

    10.23 UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 Quarterly Report on Form
                  10-Q, and incorporated herein by reference.

    10.24 UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.13 to the Company's September 30, 1997 Quarterly Report on Form
                  10-Q, and incorporated herein by reference.

    10.25 Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form
                  10-Q, and incorporated herein by reference.

    10.26         Board resolution dated September 24, 1997 establishing the
                  UNOVA, Inc. Incentive Loan Program, filed as Exhibit 10.15 to the Company's September 30, 1997 Quarterly Report on Form
                  10-Q, and incorporated herein by reference.

    10.27         UNOVA, Inc. Management Incentive Compensation Plan, filed as
                  Exhibit 10.16 to the Company's 1997 Annual Report on Form
                  10-K, and incorporated herein by reference.

    10.28         UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit
                  10.17 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

    10.29         UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the
                  Company's definitive Proxy Statement relating to the Annual
                  Meeting of Shareholders to be held on May 7, 1999 (the "1999
                  Proxy Statement"), and incorporated herein by reference.

    10.30         UNOVA, Inc. Management Incentive Compensation Plan, filed as
                  Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.

    10.31         UNOVA, Inc. Executive Medical Benefit Plan, filed as Exhibit
                  10.30 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

    10.32 Letter Offering Employment to Larry D. Brady as President and Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999.*


    27            Financial Data Schedule (filed only electronically with the
                  Securities and Exchange Commission).*


    *             Copies of these documents have been included in this Quarterly
                  Report on Form 10-Q filed with the Securities and Exchange
                  Commission.
