Form 10-Q
period 1999-09-30
UNOVA INC
filed 1999-11-15
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 001-13279


                                   UNOVA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   95-4647021
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                   21900 BURBANK BLVD.
                WOODLAND HILLS, CALIFORNIA                   91367-7418
                     WWW.UNOVA.COM                           (Zip Code)
(Address of principal executive offices and internet site)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 992-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 29, 1999 there were 55,292,607 shares of Common Stock outstanding, exclusive of treasury shares.

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.  FINANCIAL INFORMATION


        ITEM 1.         Financial Statements

                          Consolidated Statements of Operations
                           Nine Months Ended September 30, 1999 and 1998 (unaudited)....................... 3

                          Consolidated Statements of Operations
                           Three Months Ended September 30, 1999 and 1998 (unaudited)...................... 4

                          Consolidated Balance Sheets
                           September 30, 1999 (unaudited) and December 31, 1998 (unaudited)................ 5

                          Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1999 and 1998 (unaudited)....................... 6

                          Notes to Consolidated Financial Statements (unaudited)........................... 7


        ITEM 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..................................... 10


PART II. OTHER INFORMATION


        ITEM 6.         Exhibits and Reports on Form 8-K................................................... 13

 Signatures                                                                                                 14


                     PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              UNOVA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                       --------------------------------------
                                                              1999                 1998
                                                       ------------------   -----------------
Sales and Service Revenues .......................        $  1,491,198         $  1,084,315
                                                          ------------         ------------

Costs and Expenses
      Cost of sales ..............................           1,058,809              705,496
      Selling, general and administrative ........             327,753              269,283
      Depreciation and amortization ..............              49,717               41,982
      Interest, net ..............................              27,872               16,345
                                                          ------------         ------------
        Total Costs and Expenses .................           1,464,151            1,033,106
                                                          ------------         ------------

Earnings before Taxes on Income ..................              27,047               51,209
Taxes on Income ..................................             (10,819)             (20,950)
                                                          ------------         ------------

Net Earnings .....................................        $     16,228         $     30,259
                                                          ============         ============

Basic and Diluted Earnings per Share .............        $       0.29         $       0.55
                                                          ============         ============

Shares Used in Computing Basic
      Earnings per Share .........................          55,048,453           54,583,884


Shares Used in Computing Diluted
      Earnings per Share .........................          55,056,428           54,694,104


See accompanying notes to consolidated financial statements.

                              UNOVA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                        -------------------------------------
                                                              1999                 1998
                                                        ----------------    -----------------
Sales and Service Revenues .......................        $    503,367         $    405,688
                                                          ------------         ------------

Costs and Expenses
     Cost of sales ...............................             355,474              265,417
     Selling, general and administrative .........             106,317               94,185
     Depreciation and amortization ...............              17,003               17,413
     Interest, net ...............................               8,867                6,571
                                                          ------------         ------------
       Total Costs and Expenses ..................             487,661              383,586
                                                          ------------         ------------

Earnings before Taxes on Income ..................              15,706               22,102
Taxes on Income ..................................              (6,283)              (8,841)
                                                          ------------         ------------

Net Earnings .....................................        $      9,423         $     13,261
                                                          ============         ============

Basic and Diluted Earnings per Share .............        $       0.17         $       0.24
                                                          ============         ============

Shares Used in Computing Basic
     Earnings per Share ..........................          55,253,246           54,726,511

Shares Used in Computing Diluted
     Earnings per Share ..........................          55,271,824           54,734,899


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999               1998
                                                                              ------------        ------------
                                                  ASSETS

Current Assets
     Cash and cash equivalents .......................................        $     3,237         $    17,708
     Accounts receivable, net ........................................            630,595             662,885
     Inventories, net of progress billings ...........................            317,846             336,005
     Deferred tax assets .............................................            147,875             141,773
     Other current assets ............................................             24,621              21,129
                                                                              -----------         -----------
         Total Current Assets ........................................          1,124,174           1,179,500
                                                                              -----------         -----------

Property, Plant and Equipment, at Cost ...............................            493,568             464,387
Less Accumulated Depreciation ........................................           (201,676)           (178,216)
                                                                              -----------         -----------
     Property, Plant and Equipment, Net ..............................            291,892             286,171
                                                                              -----------         -----------

Goodwill and Other Intangibles, Net ..................................            410,832             400,164
                                                                              -----------         -----------

Other Assets .........................................................            118,519             113,381
                                                                              -----------         -----------

Total Assets .........................................................        $ 1,945,417         $ 1,979,216
                                                                              ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable and accrued expenses ...........................        $   363,660         $   456,812
     Payroll and related expenses ....................................             95,240              93,199
     Notes payable and current portion of long-term obligations ......            258,166             237,276
                                                                              -----------         -----------
         Total Current Liabilities ...................................            717,066             787,287
                                                                              -----------         -----------

Long-term Obligations ................................................            366,311             366,487
                                                                              -----------         -----------

Deferred Tax Liabilities .............................................             47,579              42,154
                                                                              -----------         -----------

Other Long-term Liabilities ..........................................             97,290              81,863
                                                                              -----------         -----------

Commitments and Contingencies

Shareholders' Investment
     Common stock ....................................................                553                 549
     Additional paid-in capital ......................................            649,215             645,054
     Retained earnings ...............................................             77,900              61,672
     Accumulated other comprehensive income -
        cumulative currency translation adjustment ...................            (10,497)             (5,850)
                                                                              -----------         -----------
         Total Shareholders' Investment ..............................            717,171             701,425
                                                                              -----------         -----------

Total Liabilities and Shareholders' Investment .......................        $ 1,945,417         $ 1,979,216
                                                                              ===========         ===========

See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ------------------------------
                                                                                 1999             1998
                                                                            -------------     ------------
Cash and Cash Equivalents at Beginning of Period .....................        $  17,708         $  13,685
                                                                              ---------         ---------

Cash Flows from Operating Activities:
     Net earnings ....................................................           16,228            30,259
     Adjustments to reconcile net earnings to net
        cash used in operating activities:
          Depreciation and amortization ..............................           49,717            41,982
          Proceeds from sale of accounts receivable ..................           84,000
          Deferred taxes .............................................            1,727           (14,550)
          Increase in prepaid pension costs, net .....................          (11,901)          (11,054)
          Changes in operating assets and liabilities:
            Accounts receivable ......................................          (54,451)          (24,093)
            Inventories ..............................................           16,616           (53,100)
            Other current assets .....................................           (5,767)           13,571
            Accounts payable and accrued expenses ....................         (107,658)            7,927
            Payroll and related expenses .............................           (5,696)            3,606
          Other operating activities .................................            9,714             4,217
                                                                              ---------         ---------
Net Cash Used in Operating Activities ................................           (7,471)           (1,235)
                                                                              ---------         ---------

Cash Flows from Investing Activities:
     Capital expenditures ............................................          (46,936)          (56,075)
     Changes in other assets......................... ................            9,395            (2,578)
     Proceeds from sale of property, plant and equipment .............            2,869             6,186
     Acquisition of businesses, net of cash acquired .................                            (92,854)
     Other investing activities ......................................            3,784             2,850
                                                                              ---------         ---------
Net Cash Used in Investing Activities ................................          (30,888)         (142,471)
                                                                              ---------         ---------

Cash Flows from Financing Activities:
     Proceeds from borrowings ........................................           93,885           426,779
     Repayment of borrowings .........................................          (73,297)         (271,066)
     Other financing activities ......................................            3,300             3,255
                                                                              ---------         ---------
Net Cash Provided by Financing Activities ............................           23,888           158,968
                                                                              ---------         ---------

Resulting in Increase (Decrease) in Cash and Cash Equivalents ........          (14,471)           15,262
                                                                              ---------         ---------

Cash and Cash Equivalents at End of Period ...........................        $   3,237         $  28,947
                                                                              =========         =========


Supplemental disclosure of cash flow information
     Interest paid ...................................................        $  30,508         $  16,958
     Income taxes paid (refunded) ....................................        $   3,408         $  (5,034)


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


1. UNOVA, Inc. ("UNOVA" or the "Company") became an independent public company on October 31, 1997, when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI") in the form of a dividend. Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held.

       The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.


2.     Inventories, net of progress billings consisted of the following:

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1999              1998
                                                           ------------------------------
                                                              (THOUSANDS OF DOLLARS)
       Raw materials and work in process ...........        $ 298,608         $ 285,470
       Finished goods ..............................           55,267            85,797
       Less progress billings ......................          (36,029)          (35,262)
                                                            ---------         ---------
       Inventories, net of progress billings .......        $ 317,846         $ 336,005
                                                            =========         =========

3. Interest, net was composed of the following:


                                            NINE MONTHS ENDED                 THREE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                          1999             1998             1999             1998
                                        -------------------------         -------------------------
                                         (THOUSANDS OF DOLLARS)             (THOUSANDS OF DOLLARS)
       Interest expense ........        $ 28,571         $ 18,289         $  9,052         $  7,267
       Interest income .........            (699)          (1,944)            (185)            (696)
                                        --------         --------         --------         --------
       Interest, net ...........        $ 27,872         $ 16,345         $  8,867         $  6,571
                                        ========         ========         ========         ========

4. For the nine and three months ended September 30, 1999, basic earnings per share was calculated using the weighted average number of common shares outstanding for the periods while diluted earnings per share was computed on the basis of the weighted average number of common shares outstanding plus the weighted average dilutive effect of stock options outstanding during the period using the "treasury stock" method.

       Shares used for basic and diluted earnings per share were computed as follows:

                                                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                               1999              1998              1999              1998
                                                            ----------------------------        ----------------------------
       Weighted average common shares - Basic ......        55,048,453        54,583,884        55,253,246        54,726,511
       Dilutive effect of stock options ............             7,975           110,220            18,578             8,388
                                                            ----------        ----------        ----------        ----------
       Weighted average shares - Diluted ...........        55,056,428        54,694,104        55,271,824        54,734,899
                                                            ==========        ==========        ==========        ==========

       At September 30, 1999, UNOVA employees and directors held options to purchase 4,203,000 shares of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.


5.     The Company's comprehensive income was computed as follows:


                                                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    1999           1998             1999           1998
                                                                 -------------------------        ------------------------
                                                                  (THOUSANDS OF DOLLARS)           (THOUSANDS OF DOLLARS)
       Net earnings .....................................        $ 16,228         $ 30,259        $  9,423        $ 13,261
       Foreign currency translation adjustments,
            net of taxes ................................          (4,647)             999           3,318            (419)
                                                                 --------         --------        --------        --------
       Comprehensive income .............................        $ 11,581         $ 31,258        $ 12,741        $ 12,842
                                                                 ========         ========        ========        ========

       The 1999 nine and three month periods presented above include an income tax benefit of $0.7 million.

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

                         OPERATIONS BY BUSINESS SEGMENT
                              (MILLIONS OF DOLLARS)

                                           NINE MONTHS      INDUSTRIAL        AUTOMATED        CORPORATE
                                              ENDED         AUTOMATION           DATA          AND OTHER
                                           SEPTEMBER 30,      SYSTEMS          SYSTEMS          AMOUNTS        TOTAL
                                           -------------    ----------        ---------        ---------     ---------
    Sales................................       1999         $ 860.4           $ 630.8                       $ 1,491.2
                                                1998           485.3             599.0                         1,084.3

    Operating profit (loss)............         1999            61.9              15.2         $ (22.2)           54.9
                                                1998            46.6              37.7           (16.7)           67.6


                                           THREE MONTHS     INDUSTRIAL        AUTOMATED        CORPORATE
                                              ENDED         AUTOMATION           DATA          AND OTHER
                                           SEPTEMBER 30,      SYSTEMS          SYSTEMS          AMOUNTS        TOTAL
                                           -------------    ----------        ---------        ---------     ---------
    Sales................................       1999        $  291.0          $  212.3                         $ 503.3
                                                1998           188.7             217.0                           405.7

    Operating profit (loss)............         1999            27.8               4.9           $ (8.1)          24.6
                                                1998            20.5              12.2             (4.0)          28.7

7. In June 1999, a financing subsidiary of UNOVA entered into an agreement to sell undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. The financing subsidiary purchased these receivables, irrevocably and without recourse, from the Company under a separate agreement. Under the terms of these agreements, UNOVA is entitled to receive up to $100.0 million of proceeds from the sale of undivided interests in the receivables. At September 30, 1999, net proceeds from these agreements were approximately $84.0 million and have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Unamortized costs and discounts associated with these agreements were $1.1 million and $1.0 million for the nine and three month periods ended September 30, 1999 and have been classified as selling, general and administrative expenses.

8. In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. During the second quarter of 1999, the Company recorded adjustments to the preliminary allocation of the purchase price among the fair value of the acquired assets and liabilities. These adjustments, which were offset to goodwill, included approximately $19.8 million of additional liabilities for costs to exit certain activities and to terminate employees at Cincinnati Machine's domestic and foreign locations and $4.1 million for additional postretirement obligations and pension liabilities. Cincinnati Machine is currently in the process of exiting these activities and terminating employees and expects to substantially complete this process by the end of the year. At September 30, 1999, accounts payable and accrued expenses included approximately $9.7 million of exit and termination costs.

9. The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. The ten-year operating lease, which was approved by the Department of Labor under the provisions of the Employee Retirement Income Security Act of 1974, commenced on February 1, 1999. The lease provides for fixed monthly rental payments subject to certain indexed escalation clauses. Rental expense under the provisions of this lease was not material for the nine and three month periods ended September 30, 1999.

                                   UNOVA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and service revenues and segment operating profit for the nine and three months ended September 30, 1999 and 1998 are summarized below:


                                                              NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                             1999           1998              1999            1998
                                                         ---------------------------     ---------------------------
                                                             (THOUSANDS OF DOLLARS)         (THOUSANDS OF DOLLARS)
       SALES AND SERVICE REVENUES
          Industrial Automation Systems ............      $  860,437      $  485,357      $  291,032      $  188,713
          Automated Data Systems ...................         630,761         598,958         212,335         216,975
                                                          ----------      ----------      ----------      ----------
          Total Sales and Service Revenues .........      $1,491,198      $1,084,315      $  503,367      $  405,688
                                                          ==========      ==========      ==========      ==========

       SEGMENT OPERATING PROFIT
          Industrial Automation Systems ............      $   61,932      $   46,608      $   27,754      $   20,505
          Automated Data Systems ...................          15,170          37,722           4,855          12,183
                                                          ----------      ----------      ----------      ----------
          Total Segment Operating Profit ...........      $   77,102      $   84,330      $   32,609      $   32,688
                                                          ==========      ==========      ==========      ==========

Total sales and service revenues increased $406.9 million or 38% for the nine months ended September 30, 1999 compared with the corresponding prior period. Total segment operating profit decreased $7.2 million or 9% for the nine months ended September 30, 1999 compared with the corresponding prior period.

Total sales and service revenues increased $97.7 million or 24% for the three months ended September 30, 1999 compared with the corresponding prior period. Total segment operating profit for the three months ended September 30, 1999 was consistent with the corresponding prior period.

Industrial Automation Systems ("IAS") segment sales increased $375.1 million or 77% and related operating profit increased $15.3 million or 33% for the nine months ended September 30, 1999 compared with the corresponding prior period. For the three months ended September 30, 1999, IAS revenues increased $102.3 million or 54% and related operating profit increased $7.2 million or 35%, compared with the corresponding prior period. The increase in revenues is primarily due to the acquisitions of Cincinnati Machine in October 1998 and R&B Machine Tool in July 1998 and the increase in activity at the automotive-related manufacturing systems operations. The increase in operating profit was due to the increase in activity for the automotive-related manufacturing systems and operating profits contributed by acquisitions partially offset by costs associated with product and operational process problems at Honsberg Lamb in Germany. Operating profits as a percentage of sales decreased due to lower margin rates at Cincinnati Machine and Honsberg Lamb. IAS backlog was $835.8 million at September 30, 1999.

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. During the second quarter of 1999, the Company recorded adjustments to the preliminary allocation of the purchase price among the fair value of the acquired assets and liabilities. These adjustments, which were offset to goodwill, included approximately $19.8 million of additional liabilities for costs to exit certain activities and to terminate employees at Cincinnati Machine's domestic and foreign locations and $4.1 million for additional postretirement obligations and pension liabilities. Cincinnati Machine is currently in the process of exiting these activities and terminating employees and expects to substantially complete this process by the end of the year. At September 30, 1999, accounts payable and accrued expenses included approximately $9.7 million of exit and termination costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Automated Data System ("ADS") segment sales increased $31.8 million or 5% while related operating profit decreased $22.6 million or 60% for the nine months ended September 30, 1999 compared with the corresponding prior period. For the three months ended September 30, 1999, ADS revenues decreased $4.6 million or 2% and related operating profit decreased $7.3 million or 60%, compared with the corresponding prior period. The year-to-date sales increase is due primarily to the acquisition of Amtech Systems in May 1998 while the decrease in third quarter sales is due primarily to order declines for new mobile computing systems due to our customers' focus on internal Year 2000 issues. The decrease in operating profit was the result of additional operating expenses related to the implementation of a new management information system at Intermec's main production facility and the mobile computing order delays.

Cost of sales as a percentage of sales increased from 65% to 71% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, while selling, general and administrative expense as a percentage of sales decreased from 25% to 22% for the same periods. For the three months ended September 30, cost of sales as a percentage of sales increased from 65% to 71% from 1998 to 1999, while selling, general and administrative expense as a percentage of sales decreased from 23% to 21% for the same periods. These fluctuations are attributable to the change in the business mix of the Company that resulted from the acquisitions in the IAS segment and an increase in the activity of this segment. IAS sales increased as a percentage of total Company sales from 45% for the nine months ended September 30, 1998 to 58% for the nine months ended September 30, 1999, while ADS sales decreased from 55% to 42% for the same periods. For the three months ended September 30, IAS sales increased as a percentage of total Company sales from 47% to 58% from 1998 to 1999, while ADS sales decreased from 53% to 42% for the same periods. The IAS businesses typically carry higher cost of sales ratios and lower selling, general and administrative expense ratios compared to the ADS businesses.

Depreciation and amortization increased from $42.0 million to $49.7 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. This increase is primarily due to additional depreciation from acquisitions and an increase in the level of fixed assets over the prior year period.

Net interest expense increased from $16.3 million to $27.9 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 and from $6.6 million to $8.9 million from the three months ended September 30, 1998 to the three months ended September 30, 1999. The increase is attributable to an increase in outstanding debt incurred to finance the 1998 acquisitions of Cincinnati Machine, R&B Machine Tool, and Amtech Systems and the normal capital expenditures and working capital needs of the operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased from $17.7 million at December 31, 1998 to $3.2 million at September 30, 1999.

Total debt increased from $603.8 million at December 31, 1998 to $624.5 million at September 30, 1999. Additional borrowings were used for the normal capital expenditures and working capital needs of the operations.

The Company has unsecured committed credit facilities with banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate or at rates based on the London Inter Bank Offered Rate, rates borne by certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At October 29, 1999, $250 million of these credit facilities was available for the Company's general use.

In June 1999, a financing subsidiary of UNOVA entered into an agreement to sell undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. The financing subsidiary purchased these receivables, irrevocably and without recourse, from the Company under a separate agreement. Under the terms of these agreements, UNOVA is entitled to receive up to $100.0 million of proceeds from the sale of undivided interests in the receivables. At September 30, 1999, net proceeds from these agreements were approximately $84.0 million and have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Unamortized costs and discounts associated with these agreements were $1.1 million and $1.0 million for the nine and three month periods ended September 30, 1999 and have been classified as selling, general and administrative expenses.

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

The operating segments of the Company formed internal review teams that are monitored on an ongoing basis by executive management. The Company's Year 2000 efforts are divided into three primary phases: assessment, implementation, and testing. During the assessment phase, the Company identified significant information technology and non-information technology systems that required modification to achieve Year 2000 compliance. With respect to significant information technology systems, the Company has completed the implementation phase and is conducting test procedures. For non-information technology systems, the implementation and testing phases are performed concurrently. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. Although there can be no assurance that the Company will identify and correct every Year 2000 problem, the Company believes that it has in place a comprehensive program to identify and correct any such problems. The Company plans to complete all phases of its Year 2000 plan prior to December 31, 1999.

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

In addition, the Company continues to assess, expand and modify its contingency plans to address potential problem areas with internal systems and third parties. Finalization of these contingency plans will be prior to December 31, 1999.

The Company estimates that the total cost of these Year 2000 compliance activities will be approximately $10.1 million. Of these costs, it is estimated that approximately $1.5 million are expense items and the remaining $8.6 million are capitalizable. As of September 30, 1999, the Company has incurred approximately $8.7 million of Year 2000 cumulative costs of which approximately $1.2 million was expensed and approximately $7.5 million was capitalized. These costs and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based on currently available information, management does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.

(b)      See Exhibit Index included herein on page E-1.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNOVA, INC.
                                  (Registrant)

                                               By  /s/ Michael E. Keane
                                                  ----------------------------
                                                   Michael E. Keane
                                                   Senior Vice President and
                                                   Chief Financial Officer






November 12, 1999

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

                                       E-1


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

       4.10   Transfer and Administration Agreement dated June 18, 1999, among
              Enterprise Funding Corporation, as Company, KCH Funding, L.L.C., as Transferor, UNOVA, Inc., Individually and as Servicer, and
              Nationsbank, N.A., as Lead Arranger, Agent and Bank Investor, filed as Exhibit 4.10 to the Company's June 30, 1999 Quarterly
              Report on Form 10-Q, and incorporated herein by reference.

       4.11   Receivables Purchase Agreement dated June 18, 1999, between UNOVA,
              Inc., as Seller, and KCH Funding, L.L.C., as Purchaser, filed as
              Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on
              Form 10-Q, and incorporated herein by reference.

       4.12 Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec
              Technologies Corporation, as Sellers, and UNOVA, Inc., as
              Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999
              Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

       10.5   Form of Change of Control Employment Agreements with Alton J.
              Brann, Larry D. Brady, Michael E. Keane, Norman L. Roberts and certain other officers of the Company, filed as Exhibit 10.5 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.



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

       10.11  Amendment No. 5 to Employment Agreement between Intermec
              Technologies Corporation and Michael Ohanian, dated May 18, 1999, filed as Exhibit 10.11 to the Company's June 30, 1999 Quarterly
              Report on Form 10-Q, and incorporated herein by reference.

       10.12  UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit
              10.7 to the Company's September 30, 1997 Quarterly Report on Form
              10-Q, and incorporated herein by reference.

       10.13  Amendment No. 1 to the UNOVA, Inc. Director Stock Option and
              Fee Plan. *

       10.14  UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit
              10I to the Company's Registration Statement on Form 10 No.
              001-13279 and incorporated herein by reference.

       10.15  UNOVA, Inc. Supplemental Executive Retirement Plan, filed on
              October 1, 1997 as Exhibit 10H to Amendment No. 1 to the Company's
              Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

       10.16  Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement
              Plan, dated September 23, 1998, filed as Exhibit 10.22 to the
              Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.17  Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement
              Plan, dated March 11, 1999, filed as Exhibit 10.15 to the
              Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

       10.18  Supplemental Retirement Agreement between UNOVA, Inc. and Alton J.
              Brann, filed on October 1, 1997 as Exhibit 10L to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.



       10.19  Amendment No. 1 to Supplemental Retirement Agreement between
              UNOVA, Inc. and Alton J. Brann, dated September 23, 1998, filed as
              Exhibit 10.21 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.20 Amendment No. 2 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated March 11, 1999, filed as Exhibit 10.18 to the Company's 1998 Annual Report on Form
              10-K, and incorporated herein by reference.

       10.21  Employment Agreement dated August 1997, between UNOVA, Inc., and
              Clayton A. Williams, filed on October 1, 1997 as Exhibit 10K to
              Amendment No. 1 to the Company's Registration Statement on Form 10
              No. 001-13279 and incorporated herein by reference.

       10.22  Amendment No. 1 to Employment Agreement between UNOVA, Inc. and
              Clayton A. Williams, dated March 24, 1998, filed as Exhibit 10.20 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.23  Amendment No. 2 to Employment Agreement between UNOVA, Inc. and
              Clayton A. Williams, dated May 18, 1998, filed as Exhibit 10.21 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

       10.24 UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.25 UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.13 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.26 Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.27  Board resolution dated September 24, 1997 establishing the UNOVA,
              Inc. Incentive Loan Program, filed as Exhibit 10.15 to the
              Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.28  UNOVA, Inc. Management Incentive Compensation Plan, filed as
              Exhibit 10.16 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.29  UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit
              10.17 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

       10.30  UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the
              Company's definitive Proxy Statement relating to the Annual
              Meeting of Shareholders to be held on May 7, 1999 (the "1999 Proxy
              Statement"), and incorporated herein by reference.

       10.31  UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex
              B to the Company's 1999 Proxy Statement, and incorporated herein by reference.



       10.32 UNOVA, Inc. Executive Medical Benefit Plan, filed as Exhibit 10.30 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

       10.33  Letter Offering Employment to Larry D. Brady as President and
              Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999, filed as Exhibit 10.32 to the Company's June 30,
              1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       10.34  Restricted Stock Agreement between UNOVA, Inc. and Larry D.
              Brady. *

       27     Financial Data Schedule (filed only electronically with the
              Securities and Exchange Commission). *


       *      Copies of these documents have been included in this Quarterly
              Report on Form 10-Q filed with the Securities and Exchange
              Commission.
