Form 10-K
period 1999-12-31
UNOVA INC
filed 2000-03-28
CIK 1044590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13279

                                  UNOVA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4647021
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

           21900 BURBANK BOULEVARD                              91367-7418
         WOODLAND HILLS, CALIFORNIA                             (ZIP CODE)
                WWW.UNOVA.COM
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 992-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
   COMMON STOCK, PAR VALUE $0.01 PER SHARE                NEW YORK STOCK EXCHANGE
      RIGHTS TO PURCHASE SERIES A JUNIOR                  NEW YORK STOCK EXCHANGE
        PARTICIPATING PREFERRED STOCK

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On February 29, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates was $630.7 million.

On February 29, 2000, there were 55,551,929 shares of Common Stock outstanding, exclusive of treasury shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNOVA, INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I

Item 1:   Business....................................................    1

Item 2:   Properties..................................................   10

Item 3:   Legal Proceedings...........................................   11

Item 4:   Submission of Matters to a Vote of Security Holders.........   11

PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   11

Item 6:   Selected Financial Data.....................................   12

Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   13

Item 7A:  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   18

Item 8:   Financial Statements and Supplementary Data.................   18

Item 9:   Disagreements on Accounting and Financial Disclosure........   18

PART III

Item 10:  Directors and Executive Officers of the Registrant..........   19

Item 11:  Executive Compensation......................................   20

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20

Item 13:  Certain Relationships and Related Transactions..............   20

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   20

          Signatures..................................................   23

                                    PART I:

ITEM 1. BUSINESS

GENERAL

UNOVA, Inc. and subsidiaries (the "Company" or "UNOVA") is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). For the year ended December 31, 1999, UNOVA reported revenues and segment operating profits of $2,108.7 million and $118.9 million, respectively.

The Automated Data Systems segment comprises wireless networking and mobile computing products and services, and Internet-enabled automated data collection, principally serving industrial and logistics/supply chain management markets. Customers include logistics, distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies.

Within the IAS businesses, the Integrated Production Systems segment includes integrated manufacturing systems, metal-cutting production systems, body welding and assembly systems, and precision grinding and abrasive operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries. The Advanced Manufacturing Equipment segment provides stand-alone machine tools, primarily for the aerospace and manufacturing industries.

UNOVA became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. ("WAI") on October 31, 1997. The Company is a Delaware Corporation and its headquarters are located in Woodland Hills, California.

See Note K to the consolidated and combined financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions, investments, and dispositions is set forth in Note B to the consolidated and combined financial statements.

PRODUCTS AND SERVICES

AUTOMATED DATA SYSTEMS SEGMENT

The Automated Data Systems segment provides complete supply-chain management, automated data collection ("ADC") and mobile computing systems solutions and is operated by the Company's wholly owned subsidiary, Intermec Technologies Corporation. Norand Corporation ("Norand") and United Barcode Industries, Inc. ("UBI") were acquired early in 1997 and merged into the existing Intermec organization. In 1998, Intermec acquired the radio-frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Systems Group ("Amtech Systems"). Amtech Systems is a supplier of wireless data technologies for intelligent item tracking and identification, electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures.

ADS accounted for 41%, 50% and 44% of the Company's consolidated and combined revenues in 1999, 1998 and 1997, respectively.

Major ADS offices and manufacturing facilities are located in the states of Iowa, Ohio and Washington; and internationally in the United Kingdom, the Netherlands, Sweden, and France.

Intermec is organized to deliver "solutions" involving customized combinations of technology, services, and software to customers in the healthcare, retail, industrial/manufacturing, transportation and utilities markets.

ADS products are primarily used by non-office workers such as field representatives, warehouse and delivery personnel, manufacturing and other employees who typically operate outside the traditional office environment. Product applications include sales order input, order tracking, and order delivery; tracking of work-in-process and finished goods through manufacturing, distribution and other commercial operations; and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. The data collected and exchanged by workers in these applications is often the most critical, and is also the most susceptible to errors or omissions due to illegible handwriting, inaccurate keystrokes, or overlooked transactions.

Customers purchase ADC and data exchange technologies to improve the accuracy of data transferred to and from these front-line workers. This access to better overall information provides them with competitive advantages. In addition to existing applications, ADC technologies are increasingly used for automating information exchange within supply chains, and facilitating shipment and fulfillment of Internet e-commerce orders.

Wireless Networks Products & Services: Intermec has market leadership in developing wireless Local Area Network ("LAN") software and systems. It was the first to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. This Radio Independent(TM) wireless LAN solution supports all major radio technologies, including synthesized UHF, 900 MHz and 2.4 GHz direct sequence and frequency-hopping, spread-spectrum radio technologies, and gives customers the ability to choose the most efficient radio technology for their facilities to solve data rate, transmission speed and range issues in order to create a reliable communications environment. To ensure compatibility with customer host systems, all major industry standard networks are supported. Most recently, Intermec has joined the Wireless Ethernet Compatibility Alliance ("WECA") initiative which is a move to provide open constructive standards for wireless networking.

Intermec has developed an extensive line of hand-held computers and vehicle-mounted terminals that combine PC-type capability with scanning and data transmission abilities. Intermec's family of products ranges from low-cost, hand-held batch data collection devices to sophisticated and powerful terminals, computers and network products. Its "open systems" design philosophy delivers maximum product flexibility to customers with diverse application requirements.

Industrial Computing and Communications Terminals: The Company is a leader in ruggedized mobile computing systems that provide front-line workers with comprehensive data communications, wide-area networks, application software, hand-held and truck-mounted PC-based products with peripherals and printer solutions. In combination with wireless communications, mobile computing enables remote workers to have access to centralized computer applications and databases and to send and receive information through wireless networks for improved productivity, efficiency and accuracy of data. Mobile computing applications provide real-time automation of sales, distribution, electronic billing, dispatching, routing and other customer information.

Identification Systems: Intermec's Identification Systems products, which include wands, imagers, charge-couple devices (CCD), badge and laser scanners and printers and media products, are able to read or collect data, and then print the data on customized labels and tags.

The Company's line of flexible "on demand" bar code printers ranges from low-cost, light to heavy-duty industrial models that accommodate a wide array of printing widths, materials and label configurations. A variety of specialty printers provides custom capabilities including color printing, a global language enabler and high-resolution (400 DPI) printing that ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry. Intermec also supports its customers with a broad range of label and tag solutions and other supplies for its printer product range.

Radio-Frequency Identification: Marketed under the Amtech brand name, the Company designs, markets, manufactures, integrates and supports innovative RFID products and services for electronic toll and traffic management; rail, intermodal and fleets; and access control for parking, security, airports and ground transportation. The Company is currently developing the next generation of low-cost RFID products for supply chain applications such as shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. These "intelligent" labels, and other examples of RFID technology, are being evaluated by customers in the transportation, security, manufacturing and logistics markets. Intermec plans to offer its new technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

Technologies/Trends. Intermec is consistently broadening the application of wireless networking, ADC and mobile computing by developing or integrating new technologies into its products. Recent examples include new high-speed wireless networking products, new Windows CE data collection computers, and new devices that use the Internet to simplify the management of wireless networks. The Company is also developing a complete range of products based on its RFID technology, comprising labels, printers, and scanners.

INDUSTRIAL AUTOMATION SYSTEMS

The Company is a leading developer of value-added manufacturing technologies and products that span the production cycle from process engineering and design and prototyping to systems integration. The Integrated Production Systems segment primarily serves the global automotive, off-road vehicle and diesel engine industries. The Advanced Manufacturing Equipment segment satisfies customer needs in the aerospace, electronics, durable goods and general job shop markets.

IAS major offices and production facilities are located in Illinois, Kentucky, Michigan, Ohio and Pennsylvania and internationally in Canada, the United Kingdom and Germany.

INTEGRATED PRODUCTION SYSTEMS SEGMENT

To create an integrated manufacturing solution, many of the segment's products and systems are sold in combination, including metal-cutting solutions, precision grinding machines or assembly and testing systems. By working closely with customers, especially in the product design and engineering phases, the Company is able to design manufacturing processes that reduce capital requirements, lower lifecycle costs, eliminate costly shop floor programming and improve productivity by reducing downtime during operations.

Major industrial manufacturers use one or more of the Company's dedicated and flexible/modular systems to make the following products: powertrain components (engines, transmissions and connecting rods); chassis components (steering knuckles, rear axle housings and brake calipers); automotive and truck bodies (welding and assembly systems); engine components (precision camshafts and crankshafts). The Integrated Production Systems Segment accounted for 45%, 43% and 56% of the Company's consolidated and combined revenues in 1999, 1998 and 1997, respectively.

Metal-Cutting: Manufacturing solutions designed and integrated by the Company range from stand-alone machines for light duty, general purpose metalworking, to complete, turnkey manufacturing solutions for heavy-duty or high-volume metal-cutting operations. Product lines include machining centers; non-synchronous, ring- or dial-transfer systems for low-volume requirements; modular, flexible systems for medium-volume production requirements; and dedicated modular transfer lines for high-volume production. Through its Assembly and Test Systems operations, the Company also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries.

Precision Grinding and Abrasives: The Company is an innovator of cylindrical grinding products and processes that improve accuracy and reliability in critical mechanical parts. For example, precision-ground camshafts and cam lobes for internal combustion engines translate into improved engine durability and performance, with lower emissions and better fuel economies. Precision-ground air compressor pistons result in lower friction and energy consumption in air conditioning systems. Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bear-ings and other state-of-the-art grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics.

Auto Body Assembly Systems: The Company designs and integrates automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. Proprietary processes have been developed specifically to assemble doors, hoods and trunk lids, which historically represent the most critical "fit and finish" manufacturing parts of car bodies.

Using 3-D computer simulations, the Company has established one of the broadest process and tool design capabilities in the industry. Tool design and prototyping are now linked into the product engineering process, reducing costs and risks for automotive and aerospace customers long before their programs move into the capital investment stage.

ADVANCED MANUFACTURING EQUIPMENT SEGMENT

The Company's AME segment offers stand-alone equipment such as multi-axis machines; profiling, tape-laying and fiber placement systems for composite structures; vertical and horizontal metal-cutting machining centers; and test and automation equipment for integration into production lines. The Company also makes unique, CNC-controlled machinery that forms large-scale structures from unidirectional composite tapes and fibers. These machines are used by defense, commercial and general aviation aircraft manufacturers to make airframes, rockets or spacecraft components (vertical stabilizers, missile casings, fuselages). Acquired in October of 1998, Advanced Manufacturing Equipment accounted for 14%, and 7% of the Company's consolidated and combined revenues in 1999 and 1998, respectively.

Technologies/Trends. IAS continues to develop manufacturing technologies to broaden its product offerings and respond to automotive customers' needs to lower costs, improve fuel consumption and decrease car emissions. New "agile" machining centers and flexible fixturing systems have been introduced, or are under development, to reduce fixed costs for high-volume machining. Advances in grinding technologies may allow IAS to move into other markets, where the Company's machines can be applied to finish ceramic and silicon materials with extreme accuracy. The Company is also continuing to advance its capabilities for processing advanced materials such as composites, aluminum alloys, titanium and compacted graphite iron (CGI).

BUSINESS STRATEGY

The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing and distribution applications. Each of the Company's segments offers single products as well as integrated solutions to its customers.

Future growth in these businesses is expected to result from expansion of the Company's existing operations and customer base, and through selected acquisitions. In seeking acquisitions, the Company will concentrate on technologies, products and services that enhance customer productivity and efficiency, and that can be characterized as growth drivers.

AUTOMATED DATA SYSTEMS SEGMENT

In the ADS market, the growth of Internet e-commerce has created increased opportunities and demand for technologies that improve levels of service and responsiveness.

Warehouses and logistics operations already rely on wireless networks and hand-held and mobile computers to transmit inventory data to central host computers. When information is updated real time, customers have greater visibility into their current business operations, and avoid inventory shortages and improve customer service by providing more accurate shipping and delivery information. That capability becomes more vital in e-commerce operations because technologically savvy customers demand instant information about product availability and rapid order delivery. As competition places more pressure on customers for faster operational performance, they are upgrading their supply chain "execution" technologies to improve financial measures such as inventory and asset turnover, and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

The Company plans to increase its product development and marketing activities in the areas of e-commerce and supply-chain execution to capitalize on strong demand and overall market growth.

INDUSTRIAL AUTOMATION SYSTEMS

For the IAS businesses, the Company plans to continue developing its existing customer base by seeking a greater role in customer projects by continuing its emphasis on product development and by expanding its international activities. The ongoing development of the Company's systems and solutions activities will depend primarily on the application of new technologies and products to maintain its position in this technology-driven market. The Company believes it has the necessary technical expertise to achieve this goal. Future geographic opportunities have been identified outside North America, particularly in Europe, South America and Asia. To capitalize on these markets, the Company has recently changed the organizational structure of these segments to a more global span of control. IAS now manages its marketing and operating resources on a global, rather than regional basis.

In recent years, cost-cutting needs and quality requirements in the automotive industry have strengthened the Company's relationships with its customers. The carmakers' trend toward fewer suppliers has benefited the Company and allowed it to expand its market participation. These market-driven changes also have forced many smaller competitors to either withdraw from the market or to reduce their role to that of second or third tier suppliers. The Company's strategy is to maintain its extensive outsourcing network of qualified suppliers in North America and overseas, thereby avoiding unnecessary vertical integration and gaining flexibility in its market approach.

MARKETS AND CUSTOMERS

AUTOMATED DATA SYSTEMS SEGMENT

The Automated Data Systems market is extensive because its technologies, including low-cost small systems, can be used by customers of any size. Worldwide sales of automated data systems equipment reached over $8 billion in 1999, according to estimates from independent research sources. These sources also predict that the overall market will continue to grow at an annual rate of approximately 12% to 15% over the next several years.

Market growth is driven by the global need for technologies and solutions that improve quality, productivity and cost-efficiency in business and government, particularly through logistics automation, supply-chain management, ERP and e-commerce solutions. Worldwide coverage is accomplished through a dedicated sales and service organization, supplemented with indirect channel partners and distributors.

Through its application of technologies in the manufacturing, warehouse-distribution, transportation, health care, government, field service and utilities markets, the Company maintains a strong position in the global ADC market.

The Company sells and services its products through multiple sales and distribution channels; a direct field sales force that concentrates on large, complex systems sales; value-added resellers who offer applications-specific solutions; and alliances with major systems integrators and distributors. The Company's direct sales organization serves customers from offices throughout North America and Europe and in some selected countries outside these regions. An indirect sales channel includes long-time exclusive relationships with value-added distributors and master resellers.

Although the Company obtains a majority of its sales through indirect sales channels, no individual value-added distributor or reseller is material to our overall revenues. The Company also maintains contact with customers and prospective users through user forums for automated data systems applications and technologies.

The mobile computing systems market consists of several applications, such as route accounting for the distribution and package/parcel delivery industries, sales merchandising, remote delivery and field service. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service, and home service industries.

Manufacturing applications include the collection and communication of information related to receipt of materials, work-in-process, finished goods inventory and other manufacturing functions. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval and shipping. Retail applications include the automation of shelf label maintenance and product shipping and receiving functions.

The Company also designs, manufactures, markets, installs and supports equipment and systems based on its RFID technology that are used extensively by railroads, toll collection and parking operations. These customers are located in North and South America, Europe and Asia.

Additional international sales opportunities exist in countries where mobile computing systems market practices and other applications are similar to those in the U.S. The extent of RF systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation, and the RF regulatory environment. The major markets for printers are manufacturing, distribution, warehousing, transportation, health care, government and other services.

INDUSTRIAL AUTOMATION SYSTEMS

The Company participates in the automotive, aerospace and general manufacturing markets. Investments by automotive customers are driven by model changes, competitive pressures, government regulations such as emission standards and gasoline consumption rates, and the customers' own internal spending cycles. Investments in diesel engine manufacturing are influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles.

Integrated Production Systems' customers are the major auto and diesel manufacturers and their Tier One suppliers. Although the passenger car and light truck industries continue to represent IPS' largest market, business from diesel engine manufacturers also has grown in recent years.

The Company believes that future growth in the IPS and AME segments will be dependent on their ability to market their full range of products and services to their combined customer base and to expand into other industrial manufacturing markets. This strategy is supported by a global IAS management structure that provides for unified marketing and product support.

A substantial part of the IPS segment's total revenue is currently generated by worldwide automotive and diesel engine industry purchases of automated manufacturing systems, including integrated machining, body welding and assembly and precision grinding systems. Among customers for such equipment, U.S. and Canadian auto and auto-related manufacturers currently account for the majority of IPS sales. The remainder of sales represents products manufactured and sold in Europe and those exported from the Company's production facilities, mostly for installation in Latin America and Asia.

Both IAS segments' revenues are influenced by the capital investment plans of customers. These plans are typically strategic and long-range, driven by customers' competitive product issues, as well as environmental issues related to compliance with emissions. Short-term business cycles, such as monthly product sales, typically do not delay or interrupt capital investment decisions of major automotive customers.

Recent major customers include U.S.-based Boeing Corporation, Briggs & Stratton, Cummins, DaimlerChrysler, Ford, General Motors, Navistar, and Raytheon; and Western Europe-based BMW/Rover, Fiat, Mercedes Benz, Jaguar, Peugeot, Renault, Volkswagen, Volvo and the European subsidiaries of the large U.S. manufacturers. The Company also has won major systems contracts for the "transplant" manufacturing facilities of foreign automakers, including both European and Japanese, and also serves the automotive components manufacturing market.

COMPETITION

Strong competition exists both in the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based on price, technology, and service.

AUTOMATED DATA SYSTEMS SEGMENT

The market for ADC/mobile computing systems is highly fragmented. Based on independent market surveys, management believes that Intermec Technologies Corporation is one of the largest participants in terms of revenues. The other two major participants are Symbol Technologies and Telxon. The Company also faces strong competition for single product lines from specialized suppliers, like Zebra, for printers.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms manufacture and market hand-held systems for route accounting applications, including Telxon and Fujitsu. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol, Teklogix and Telxon. On the printer side, the Company faces competition from Zebra/Eltron, Datamax and many others, depending on the geographic area.

The Company competes primarily on the basis of its technologies: open-systems architecture, networking and communications expertise and applications software. Other attributes, such as quality of support services, product functionality, performance and ruggedness are important for market success.

INDUSTRIAL AUTOMATION SYSTEMS

While product quality and innovation are key competitive factors to win market share, pricing is a major decision point in the global market for Integrated Productions Systems and Advanced Manufacturing Equipment. IAS' strength is the ability to design reliable and efficient manufacturing processes for its customers and combine them with cost-effective machining solutions in order to win orders against strong global competition.

The North American and European markets for high-volume production systems for engines and transmissions is divided among approximately 10 major competitors and numerous smaller participants. Major competitors are Thyssen, Ingersoll Milling and Grob-Werke (Germany).

In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines. Primary competitors include DCT, PICO (Comau), Valiant (Thyssen), and Utica in North America; Thyssen, FFT, Kuka and Comau in Europe.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Schleifring Group, Junker in Germany; and Giustina in Italy.

Advanced Manufacturing Equipment faces separate competitors in its different product markets such as Ingersoll Milling, DST (Germany) and Forrest Line (France) in aerospace systems; Mazak, Okuma and Mori Seiki (all Japan) in production systems; and Thyssen/Fadal and Haas (both North America) in the market for stand-alone machines.

RESEARCH AND DEVELOPMENT

Company-wide expenditures on research and development activities amounted to $74.1 million, $71.5 million and $53.1 million, substantially all of which was sponsored by the Company, in the years ended December 31, 1999, 1998 and 1997, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B to the consolidated and combined financial statements.

PATENTS AND TRADEMARKS

The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been secured over a period of years. These patents, trademarks and copyrights have contributed to the Company's growth and may continue to be of value in the future. However, the Company generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by expiration thereof.

SEASONALITY; BACKLOG

Sales backlog was $856 million, $831 million and $395 million at December 31, 1999, 1998 and 1997, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segments. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

EMPLOYEES

At December 31, 1999, the Company had approximately 9,577 full-time employees, of which approximately 3,740 are engaged in the ADS segment, approximately 4,130 in the IPS segment, approximately 1,601 in the AME segment, and approximately 106 in corporate and shared services.

ENVIRONMENTAL AND REGULATORY MATTERS

During 1999, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

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

The European Community ("EC") has passed a directive requiring its members to adopt laws relating to electro-magnetic compatibility and emissions standards. These standards will apply to ADC/Mobile Computing products sold in EC member countries as those countries adopt the EC standards into law. Currently, the Company believes that its products materially comply with the regulations in force for each of the EC member countries.

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

ITEM 2. PROPERTIES

The Company's executive offices, in leased premises, are located at 21900 Burbank Boulevard, Woodland Hills, California. Its principal plants and offices have an aggregate floor area of approximately 6,343,030 square feet, of which 5,213,020 square feet (82%) are located in the United States, and 1,130,010 square feet (18%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows:

                                                               SQUARE
                                                                FEET
                                                              ---------
Automated Data Systems......................................    925,045
Integrated Production Systems...............................  3,445,594
Advanced Manufacturing Equipment............................  1,933,472
                                                              ---------
                                                              6,304,111
                                                              =========

Approximately 4,549,461 square feet (72%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 21 locations in the following states:

                                                               SQUARE
STATE                                                           FEET
-----                                                         ---------
Ohio........................................................  1,791,258
Michigan....................................................  1,614,478
Pennsylvania................................................    495,662
Washington..................................................    325,500
Illinois....................................................    309,571
Iowa........................................................    258,325
Kentucky....................................................    152,483
Other states................................................    265,743
                                                              ---------
                                                              5,213,020
                                                              =========

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                                              PAGE
                                                              ----
Quarterly Financial Information (unaudited).................  F-25

ITEM 6. SELECTED FINANCIAL DATA

                                  UNOVA, INC.

                                                       YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                           1999       1998       1997       1996      1995
                                         --------   --------   --------   --------   -------
                                            (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
OPERATING RESULTS:(1)
Sales and Service Revenues.............  $2,108.7   $1,662.7   $1,426.2   $1,164.7   $ 942.9
                                         --------   --------   --------   --------   -------
Operating Costs and Expenses
  Cost of sales and service............   1,501.0    1,110.8      981.4      841.8     669.3
  Selling, general and
     administrative(2).................     454.4      383.7      535.9      218.7     194.1
  Depreciation and amortization........      66.0       57.0       40.6       27.0      26.1
                                         --------   --------   --------   --------   -------
          Total........................   2,021.4    1,551.5    1,557.9    1,087.5     889.5
                                         --------   --------   --------   --------   -------
Other Income, Net......................                 31.5
                                                    --------
Earnings (Loss) before Interest and
  Taxes................................      87.3      142.7     (131.7)      77.2      53.4
Interest Expense, Net(3)...............     (38.0)     (25.7)     (16.7)      (7.1)     (9.3)
Taxes on Income........................     (19.7)     (47.3)     (23.0)     (28.1)    (17.9)
                                         --------   --------   --------   --------   -------
Net Earnings (Loss)....................  $   29.6   $   69.7   $ (171.4)  $   42.0   $  26.2
                                         ========   ========   ========   ========   =======
Basic Net Earnings (Loss) per Share....  $   0.54   $   1.28   $  (3.17)  $   0.78   $  0.49
Diluted Net Earnings (Loss) per
  Share................................  $   0.54   $   1.27   $  (3.17)  $   0.78   $  0.49
Shares used for Basic Earnings (Loss)
  per Share(4).........................    55,111     54,620     54,056     53,892    53,892
Shares used for Diluted Earnings (Loss)
  per Share(4).........................    55,120     54,703     54,056     53,892    53,892

FINANCIAL POSITION (AT END OF YEAR):(1)
Total Assets...........................  $1,903.5   $1,979.2   $1,356.4   $1,073.8   $ 919.0
Notes Payable and Current Portion of
  Long-term Obligations................  $   64.0   $  237.3   $   86.6   $   27.5   $  22.2
Long-term Obligations..................  $  365.4   $  366.5   $  216.9   $   14.5   $  14.1
Allocated Portion of Western Atlas
  Debt.................................                                   $  109.6   $ 112.4
Working Capital........................  $  447.8   $  392.2   $  277.8   $  266.0   $ 194.7
Current Ratio..........................       1.7        1.5        1.6        1.6       1.6
Total Debt as a Percentage of Total
  Capitalization.......................        37%        46%        34%        21%       23%

---------------
(1) Information related to business acquisitions, investments, and dispositions is included in Note B to the consolidated and combined financial statements.

(2) Selling, general and administrative costs include allocated charges from Western Atlas of $13.5 million, $22.2 million and $19.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The year ended December 31, 1997 includes charges of $211.5 million, or $3.91 per share, for the value of acquired in-process research and development activities resulting from acquisitions made during the year.

(3) Interest expense includes allocated charges from Western Atlas of $12.0 million, $8.3 million and $8.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(4) In thousands. The number of common shares used to calculate basic and diluted earnings per share prior to 1997 is based on the number of shares of Western Atlas common stock that was outstanding as of June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets:
Integrated Production Systems and Advanced Manufacturing Equipment. Sales and service revenues and segment operating profit for the years ended December 31, 1999, 1998 and 1997 (excluding the $211.5 million charges for acquired in-process research and development), were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1999        1998        1997
                                                            --------    --------    --------
                                                                 (MILLIONS OF DOLLARS)
SALES AND SERVICE REVENUES
Automated Data Systems....................................  $  877.2    $  829.4    $  636.4
Industrial Automation Systems:
  Integrated Production Systems...........................     937.3       719.3       789.8
  Advanced Manufacturing Equipment........................     294.2       114.0
                                                            --------    --------    --------
          Total Sales and Service Revenues................  $2,108.7    $1,662.7    $1,426.2
                                                            ========    ========    ========

SEGMENT OPERATING PROFIT
Automated Data Systems....................................  $   26.4    $   55.4    $    9.1
Industrial Automation Systems:
  Integrated Production Systems...........................      86.8        73.2        94.6
  Advanced Manufacturing Equipment........................       5.7         3.7
                                                            --------    --------    --------
          Total Segment Operating Profit..................  $  118.9    $  132.3    $  103.7
                                                            ========    ========    ========

Year Ended December 31, 1999 Compared to 1998

Total sales and service revenues increased $446.0 million, or 27%, for the year ended December 31, 1999 compared with the corresponding prior year. Total segment operating profit decreased $13.4 million, or 10%, for the year ended December 31, 1999 compared to the corresponding prior year.

Automated Data Systems: ADS segment sales increased $47.8 million, or 6%, and operating profit decreased $29.0 million, or 52%, for the year ended December 31, 1999 compared with the corresponding prior year. The increase in sales is due primarily to the inclusion of a full year's results in 1999 from the acquisition of Amtech Systems in May 1998, and an increase in intellectual property ("IP") licensing revenues, offset partially by decreased sales of other ADS products, primarily mobile computing. Mobile computing revenues were impacted by customers' focus on internal Year 2000 issues. The decrease in operating profit was the result of additional operating expenses and order fulfillment costs related to the implementation of a new management information system at Intermec's main production facility and decreased product sales, offset partially by IP licensing margins.

Industrial Automation Systems: Integrated Production Systems revenues increased $218.0 million, or 30%, and related operating profit increased $13.6 million, or 19%, for the year ended December 31, 1999 compared with the corresponding prior year. The increase in revenues is primarily attributable to 1999 including the full year's results of the 1998 acquisition of R&B Machine Tool and an increase in activity for the domestic operations. The increase in operating profit was due to the increase in activity for the domestic operations and operating profits contributed by the 1998 acquisition, partially offset by costs associated with product and operational process problems at Honsberg Lamb in Germany. Operating profits as a percentage of sales decreased primarily due to contract losses at Honsberg Lamb. Integrated Production Systems backlog increased from $556.6 million at December 31, 1998 to $627.7 million at December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. The division, which comprises the Company's Advanced Manufacturing Equipment segment, is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. The acquisition was funded using the Company's committed credit facility and was accounted for under the purchase method of accounting.

Advanced Manufacturing Equipment revenues increased $180.2 million, or 158%, while related operating profit increased $2.0 million, or 54%, for the year ended December 31, 1999 compared with the corresponding prior year. The increase in revenues and operating profit is attributable to 1999 including the full year's results of the 1998 acquisition of Cincinnati Machine. Operating profit as a percentage of sales decreased due to lower utilization levels. Backlog decreased from $148.9 million at December 31, 1998 to $102.5 million at December 31, 1999.

Depreciation and amortization increased from $57.0 million to $66.0 million from the year ended December 31, 1998 to the year ended December 31, 1999. This increase is primarily due to additional depreciation from acquisitions and an increase in the level of fixed assets over the prior year.

Selling, general and administrative ("SG&A") expense increased $70.8 million from $383.7 million for the year ended December 31, 1998 to $454.5 million for the year ended December 31, 1999. As a percentage of sales, SG&A decreased from 23% in 1998 to 22% in 1999. The percentage decrease is attributable to the change in the business mix of the Company from 1998 to 1999 offset by amortized costs and discounts in SG&A from the sale of undivided interests in UNOVA's trade accounts receivable. The two IAS segments' sales increased as a percentage of total company sales from 50% for the year ended December 31, 1998 to 58% for the year ended December 31, 1999, while ADS sales decreased from 50% to 42% for the same years. The IAS businesses carry lower SG&A ratios compared to the ADS segment.

Net interest expense was $38.0 million and $25.7 million for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to higher outstanding debt during 1999 that was incurred to finance the 1998 acquisitions of Cincinnati Machine, R&B Machine and Amtech Systems and the normal capital expenditures and working capital needs of the operations.

Year Ended December 31, 1998 Compared to 1997

Total sales and service revenues increased $236.5 million, or 17%, for the year ended December 31, 1998 compared with the corresponding prior period. Total segment operating profit increased $28.6 million, or 28%, for the year ended December 31, 1998 compared to the corresponding prior period.

Automated Data Systems: ADS segment sales increased $193.0 million, or 30%, and operating profit increased $46.3 million, or 509%, for the year ended December 31, 1998 compared with the corresponding prior year. The sales and operating profit increases are due primarily to new IP licensing revenues, internal growth and the contribution of a full year of operations and the realization of improved profitability from the integration of the 1997 acquisitions of Norand Corporation ("Norand") and United Barcode Industries ("UBI"), offset by information system problems that negatively impacted the results of the third and fourth quarter.

Industrial Automation Systems: Integrated Production Systems revenues decreased $70.5 million, or 9%, while related operating profit decreased $21.4 million, or 23%, for the year ended December 31, 1998 compared with the corresponding prior year. The Integrated Production Systems segment began several new projects in 1998 that did not materially impact sales and operating profits until 1999. Delays caused by unexpected customer changes were encountered in the engineering phase of these new

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

projects. Conversely, during the first half of 1997, the manufacturing systems operations experienced a higher level of sales and profits from contracts in the final delivery and installation phase. Startup issues on a new product line at Honsberg Lamb also impacted operating profit in 1998. Backlog increased from $332.0 million at December 31, 1997 to $556.6 million at December 31, 1998.

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

Selling, general and administrative expense increased $59.3 million from the year ended December 31, 1997 to the year ended December 31, 1998. However, as a percentage of sales, SG&A remained constant at 23% in both years. The increase in the amount is due primarily to 1998 acquisitions as well as the increase in the Company's sales and service revenues over the prior year.

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

FOREIGN CURRENCY TRANSACTIONS

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency transaction net losses for the year ended December 31, 1999 were $3.0 million, net of taxes. Currency transaction gains and losses for the years ended December 31, 1998 and 1997 were not significant. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time.

For fiscal year 1999, the Company derived approximately 26% of its revenues and 10% of its operating profits (exclusive of corporate overhead) from non-U.S. operations. At December 31, 1999, identifiable assets attributable to foreign operations comprised 19% of total assets. As the largest components of these foreign assets are attributable to European operations, the exposure of identifiable assets to foreign currency fluctuations or expropriations is not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities increased from $17.7 million at December 31, 1998 to $25.2 million at December 31, 1999. Total debt decreased from $603.8 million at December 31, 1998 to $429.4 million at December 31, 1999. Improved working capital management provided funds from operations that were utilized to repay borrowings.

The Company has two unsecured committed credit facilities with banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate or at rates based

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

on the London Inter Bank Offered Rate, rates borne by certificates of deposit or other rates that are mutually acceptable to the banks and the Company. At February 11, 2000, $300.0 million of these credit facilities was available for the Company's general use.

In June 1999, a financing subsidiary of UNOVA entered into an agreement to sell undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. The financing subsidiary purchased these receivables, irrevocably and without recourse, from the Company under a separate agreement. Under the terms of these agreements, UNOVA is entitled to receive up to $100.0 million of proceeds from the sale of undivided interests in the receivables. At December 31, 1999, net proceeds from these agreements were approximately $100.0 million and have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Costs associated with these agreements were $2.6 million for the year ended December 31, 1999 and have been classified as selling, general and administrative expenses.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding debt.

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

The operating segments of the Company formed internal review teams that assessed the Company's exposure to Year 2000 problems. As a result of these reviews, non-Year 2000 compliant information technology and non-information technology systems were identified. The Company completed modifications or replacements and testing to achieve Year 2000 compliance utilizing both internal and external resources. In addition, the Company actively worked with its significant suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure from them.

The Company also assessed the capability of its products to determine whether they are Year 2000 compliant. The Company believes that all of its current products are Year 2000 compliant. UNOVA has not tested products that are no longer sold by the Company and the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. However, the Company is providing customer support services related to Year 2000 issues. UNOVA defines "Year 2000 compliant" as a product that, when used properly and in conformity with the product information provided by the Company, will accurately convey data between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the product properly exchanges data with the UNOVA product.

Management is not aware of any significant adverse effects of Year 2000 on the systems and operations of the Company. Through December 31, 1999, the total cumulative cost of these Year 2000 compliance activities was approximately $10.1 million. Of these costs, approximately $1.5 million were expensed and the remaining $8.6 million were capitalizable. Management does not anticipate significant additional Year 2000 costs. Based on currently available information, management does not believe that Year 2000 issues had or will have a material adverse impact on the Company's financial condition or results of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations. However, the Year 2000 problem has potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

While management believes that no customer, vendor, or service provider is individually significant to the Company's operations, we have no information that indicates a significant customer may be unable to purchase from the Company; a significant vendor may be unable to sell to the Company; or a significant service provider may be unable to provide services to the Company, in each case because of Year 2000 compliance problems. While the Company currently does not anticipate problems related to third party Year 2000 issues, the Company will continue to assess potential risk from third parties. However, there can be no assurance that Year 2000 problems originating with a customer, vendor, service provider or other third party will not occur.

INFLATION

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that, in addition to the historical information covered in this discussion and analysis, included are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about the demand for the Company's products and services, the Company's ability to profitably exploit new technologies acquired or developed, and the Company's ability to realize its intentions with respect to the future performance of acquired operations. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such factors include, but are not limited to, the following: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments, particularly in the ADC/Mobile Computing System industry; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; worldwide political stability and economic conditions; regulatory uncertainties; operating risks associated with international operations; and the risk that the Company's due diligence procedures may have failed to reveal undisclosed material information concerning acquired operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates: The information presented below summarizes the Company's cash flows for its borrowings and related interest rates by dates of maturity. Variable interest rates disclosed represent the weighted average rates of the borrowings at December 31, 1999. Fair values for fixed rate borrowings have been determined based on quoted market prices. The fair values for variable rate borrowings approximate their carrying value. The information presented below should be read in conjunction with Note C to the Consolidated and Combined Financial Statements.

        DEBT              2000     2001      2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
        ----             -------   -----   --------   --------   --------   ----------   --------   ----------
                                                        (THOUSANDS OF DOLLARS)
Fixed Rate                                                                   $200,000    $200,000    $167,882
Average Interest Rate                                                           6.94%
Variable Rate            $64,002    $179   $150,003                           $15,204    $229,388    $229,388
Average Interest Rate      4.56%   7.22%      7.18%                             5.96%

Foreign Exchange Rates: Due to its global operations, the Company's cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 1999, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $86.8 million. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market are recorded currently in earnings. A hypothetical 10% change in the relevant currency rates at December 31, 1999 would not result in a material gain or loss. Additionally, any change in the value of the contracts, real or hypothetical, should be substantially offset by an inverse change in the value of the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Reporting.........   F-1
Independent Auditors' Report................................   F-2
Consolidated and Combined Statements of Operations..........   F-3
Consolidated Balance Sheets.................................   F-4
Consolidated and Combined Statements of Cash Flows..........   F-5
Consolidated and Combined Statements of Changes in
  Shareholders' Investment..................................   F-6
Notes to Consolidated and Combined Financial Statements.....   F-7
Quarterly Financial Information (unaudited).................  F-25

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under "Board of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000 (the "2000 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at March 15, 2000 and their business experience during the prior five years:

                                       POSITION WITH THE COMPANY AND PRINCIPAL BUSINESS AFFILIATIONS
             NAME                AGE                      DURING PAST FIVE YEARS
             ----                ---   -------------------------------------------------------------
Daniel S. Bishop...............  50    Senior Vice President and General Counsel since October 1999.
                                       Prior thereto, Vice President, General Counsel and Secretary of Paxar Corporation from November 1997 to October 1999. Vice
                                       President, Strategic Development, Human Resources, General
                                       Counsel and Secretary of Monarch Marking Systems, Inc. from
                                       March 1996 to November 1997. Vice President and Associate
                                       General Counsel of Western Atlas from March 1993 to March
                                       1996.
Larry D. Brady.................  57    President and Chief Operating Officer since August 1999. For prior business experience, see the description of Directors in "Board of Directors" in the 2000 Proxy Statement.
Alton J. Brann.................  58    Chairman of the Board and Chief Executive Officer since
                                       October 1997. For prior business experience, see the
                                       description of Directors in "Board of Directors" in the 2000
                                       Proxy Statement.
Charles A. Cusumano............  53    Vice President, Finance, and Controller since May 1999. Vice
                                       President, Finance, from October 1997 to May 1999. Prior
                                       thereto, Vice President, Finance, of Western Atlas from
                                       October 1996 to October 1997. Vice President and Controller
                                       of Western Atlas from March 1994 to September 1996.
Elmer C. Hull, Jr. ............  43    Vice President and Treasurer since July 1999. Prior thereto,
                                       Treasurer from October 1998 to July 1999. Vice President,
                                       Finance, of the Company's Landis division from July 1995 to
                                       October 1998. Held various positions with Landis beginning with Chief Accountant in 1978.
Michael E. Keane...............  44    Senior Vice President and Chief Financial Officer since
                                       October 1997. Prior thereto, Senior Vice President and Chief
                                       Financial Officer of Western Atlas since October 1996. Vice
                                       President and Treasurer of Western Atlas from March 1994 to
                                       September 1996.
Robert G. O'Malley.............  54    Senior Vice President since July 1999 and President of
                                       Intermec Technologies Corporation since June 1999. Prior
                                       thereto, Chief Executive Officer from March 1998 to June 1999 and President from November 1996 to March 1998 of Pinacor,
                                       Inc. Vice President -- Services Marketing of Pinacor from
                                       January 1996 to November 1996. President, MicroAge Data
                                       Services, MCCI, from May 1995 to December 1995. Prior
                                       thereto, held various positions with IBM Corporation since
                                       January 1976.
Charles E. Wolfbauer...........  61    Vice President since October 1997 and President of the
                                       Company's Lamb Technicon Machining Systems division since May
                                       1998 and previously President of the Company's Lamb Technicon
                                       Body & Assembly Systems division from October 1997 to May
                                       1998. Prior thereto, Vice President of Western Atlas Inc.
                                       from May 1994 to October 1997 and President of its Lamb
                                       Technicon, North American Operations from March 1994 to
                                       October 1997.

ITEM 11. EXECUTIVE COMPENSATION

See the information relating to executive compensation under the captions "Summary Compensation Table," "Stock Option Information," "Change of Control Employment Arrangements" and "Retirement Benefits" of the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership by Certain Beneficial Owners and Management" of the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" of the Company's 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements
        See Part II, Item 8

(a)(2)  Financial Statement Schedules
        All schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated and combined financial statements or notes thereto.

(a)(3)  Executive Compensation Plans and Arrangements                  21

(b)     Reports on Form 8-K
        No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1999

(c)     Index to Exhibits                                             E-1

                                  UNOVA, INC.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                          REPORT WITH WHICH
                      DESCRIPTION                        EXHIBIT NO.      EXHIBIT WAS FILED
                      -----------                        -----------      -----------------
Employee Benefits Agreement dated October 31, 1997,          10.3      September 30, 1997
between Western Atlas Inc. and UNOVA, Inc.                             Form 10-Q
Form of Change of Control Employment Agreements with         10.5      September 30, 1997
Alton J. Brann, Michael E. Keane, Norman L. Roberts,                   Form 10-Q
Larry D. Brady, Robert G. O'Malley and certain other
officers of the Company.
Amendment to the Form of Change of Control Employment        10.6      December 31, 1999
Agreements with Alton J. Brann, Larry D. Brady, Michael                Form 10-K
E. Keane, Robert G. O'Malley and certain other officers
of the Company.
Form of Change of Control Employment Agreement with          10.7      December 31, 1999
Charles E. Wolfbauer and certain other officers of the                 Form 10-K
Company.
Employment Agreement between Intermec Corporation and        10.8      Form 10
Michael Ohanian, dated May 18, 1995, as amended.
Amendment No. 1 to Employment Agreement between              10.9      December 31, 1997
Intermec Corporation and Michael Ohanian, dated                        Form 10-K
February 28, 1997.
Amendment No. 2 to Employment Agreement between             10.10      December 31, 1997
Intermec Technologies Corporation and Michael Ohanian,                 Form 10-K
dated February 28, 1998.
Amendment No. 3 to Employment Agreement between             10.11      December 31, 1998
Intermec Corporation and Michael Ohanian, dated May 20,                Form 10-K
1998.
Amendment No. 4 to Employment Agreement between             10.12      December 31, 1998
Intermec Corporation and Michael Ohanian, dated                        Form 10-K
February 28, 1999.
Amendment No. 5 to Employment Agreement between             10.13      June 30, 1999
Intermec Corporation and Michael Ohanian, dated May 18,                Form 10-Q
1999.
UNOVA, Inc. Restoration Plan.                               10.16      Form 10
UNOVA, Inc. Supplemental Executive Retirement Plan.         10.17      Form 10 Amendment No. 1
Amendment No. 1 to UNOVA, Inc. Supplemental Executive       10.18      September 30, 1998
Retirement Plan, dated September 23, 1998.                             Form 10-Q
Amendment No. 2 to UNOVA, Inc. Supplemental Executive       10.19      December 31, 1998
Retirement Plan, dated March 11, 1999.                                 Form 10-K
Amendment No. 3 to UNOVA, Inc. Supplemental Executive       10.20      December 31, 1999
Retirement Plan, dated March 15, 2000.                                 Form 10-K
Supplemental Retirement Agreement between UNOVA, Inc.       10.21      Form 10 Amendment No. 1
and Alton J. Brann dated October 1997.
Amendment No. 1 to Supplemental Retirement Agreement        10.22      September 30, 1998
between UNOVA, Inc. and Alton J. Brann, dated September                Form 10-Q
23, 1998.

                                                                          REPORT WITH WHICH
                      DESCRIPTION                        EXHIBIT NO.      EXHIBIT WAS FILED
                      -----------                        -----------      -----------------
Amendment No. 2 to Supplemental Executive Retirement        10.23      December 31, 1998
Agreement between UNOVA, Inc. and Alton J. Brann, dated                Form 10-K
March 11, 1999.
Amendment No. 3 to Supplemental Executive Retirement        10.24      December 31, 1999
Agreement between UNOVA, Inc. and Alton J. Brann, dated                Form 10-K
March 15, 2000.
Supplemental Executive Retirement Agreement between         10.25      December 31, 1999
UNOVA, Inc. and Larry D. Brady dated March 15, 2000.                   Form 10-K
Employment Agreement between UNOVA, Inc. and Clayton A.     10.26      Form 10 Amendment No. 1
Williams, dated August 1997.
Amendment No. 1 to Employment Agreement between UNOVA,      10.27      December 31, 1997
Inc. and Clayton A. Williams, dated March 24, 1998.                    Form 10-K
Amendment No. 2 to Employment Agreement between UNOVA,      10.28      December 31, 1998
Inc. and Clayton A. Williams, dated May 18, 1998.                      Form 10-K
UNOVA, Inc. 1997 Stock Incentive Plan.                      10.29      September 30, 1997
                                                                       Form 10-Q
UNOVA, Inc. Executive Severance Plan (As Amended            10.31      December 31, 1999
November 18, 1999).                                                    Form 10-K
Form of Promissory Notes in favor of the Company given      10.32      September 30, 1997
by certain officers and key employees.                                 Form 10-Q
Board resolution dated September 24, 1997 establishing      10.33      September 30, 1997
the UNOVA, Inc. Incentive Loan Program.                                Form 10-Q
UNOVA, Inc. Group Executive Survivor Benefit Plan.          10.34      December 31, 1999
                                                                       Form 10-K
UNOVA, Inc. 1999 Stock Incentive Plan.                      10.35      1999 Proxy Statement
UNOVA, Inc. Management Incentive Compensation Plan.         10.36      1999 Proxy Statement
UNOVA, Inc. Executive Medical Benefit Plan.                 10.37      December 31, 1998
                                                                       Form 10-K
Letter Offering Employment to Larry Brady as President      10.38      June 30, 1999
and Chief Operating Officer of UNOVA, Inc., accepted by                Form 10-Q
Mr. Brady on June 16, 1999.
Restricted Stock Agreement between UNOVA, Inc. and          10.39      September 30, 1999
Larry Brady.                                                           Form 10-Q
Letter Offering Employment to Robert O'Malley as            10.40      December 31, 1999
President of Intermec Technologies Corporation, as                     Form 10-K
accepted by Mr. O'Malley on May 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNOVA, INC.

                                          /s/      MICHAEL E. KEANE
                                          --------------------------------------
                                                     Michael E. Keane
                                                Senior Vice President and
                                                 Chief Financial Officer

March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 /s/ PAUL BANCROFT, III                   Director                      March 15, 2000
--------------------------------------------------------
                   Paul Bancroft, III

                   /s/ LARRY D. BRADY                     Director, President, and      March 15, 2000
--------------------------------------------------------  Chief Operating Officer
                     Larry D. Brady

                   /s/ ALTON J. BRANN                     Director, Chairman of the     March 15, 2000
--------------------------------------------------------  Board, and Chief Executive
                     Alton J. Brann                       Officer

                  /s/ JOSEPH T. CASEY                     Director                      March 15, 2000
--------------------------------------------------------
                    Joseph T. Casey

                 /s/ WILLIAM C. EDWARDS                   Director                      March 15, 2000
--------------------------------------------------------
                   William C. Edwards

                  /s/ STEPHEN E. FRANK                    Director                      March 15, 2000
--------------------------------------------------------
                    Stephen E. Frank

                 /s/ CLAIRE W. GARGALLI                   Director                      March 15, 2000
--------------------------------------------------------
                   Claire W. Gargalli

                   /s/ ORION L. HOCH                      Director                      March 15, 2000
--------------------------------------------------------
                     Orion L. Hoch

                  /s/ STEVEN B. SAMPLE                    Director                      March 15, 2000
--------------------------------------------------------
                    Steven B. Sample

                  /s/ WILLIAM D. WALSH                    Director                      March 15, 2000
--------------------------------------------------------
                    William D. Walsh

                /s/ CHARLES A. CUSUMANO                   Vice President, Finance,      March 15, 2000
--------------------------------------------------------  and Controller (Chief
                  Charles A. Cusumano                     Accounting Officer)

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

/s/ Michael E. Keane
Senior Vice President and
Chief Financial Officer

February 11, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
UNOVA, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (as described in Note A) as of December 31, 1999 and 1998, and the related consolidated and combined statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 11, 2000

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999          1998          1997
                                                     ----------    ----------    ----------
Sales and Service Revenues.........................  $2,108,749    $1,662,663    $1,426,247
                                                     ----------    ----------    ----------
Costs and Expenses
  Cost of sales and service........................   1,500,974     1,110,799       981,380
  Selling, general and administrative..............     454,473       383,663       324,405
  Depreciation and amortization....................      65,974        57,043        40,672
  Acquired in-process research and development
     charges.......................................                                 211,500
  Interest, net....................................      38,015        25,715        16,689
                                                     ----------    ----------    ----------
          Total Costs and Expenses.................   2,059,436     1,577,220     1,574,646
                                                     ----------    ----------    ----------
Other Income, Net..................................                    31,523
                                                                   ----------
Earnings (Loss) before Taxes on Income.............      49,313       116,966      (148,399)

Taxes on Income....................................     (19,725)      (47,253)      (22,968)
                                                     ----------    ----------    ----------
Net Earnings (Loss)................................  $   29,588    $   69,713    $ (171,367)
                                                     ==========    ==========    ==========
Basic Earnings (Loss) per Share....................  $     0.54    $     1.28    $    (3.17)
                                                     ==========    ==========    ==========
Diluted Earnings (Loss) per Share..................  $     0.54    $     1.27    $    (3.17)
                                                     ==========    ==========    ==========

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................  $   25,239    $   17,708
  Accounts receivable, net of allowance for doubtful
     accounts of $20,375 (1999) and $24,021 (1998)..........     596,885       662,885
  Inventories, net of progress billings.....................     310,175       336,005
  Deferred tax assets.......................................     158,170       141,773
  Other current assets......................................      19,873        21,129
                                                              ----------    ----------
          Total Current Assets..............................   1,110,342     1,179,500

Property, Plant and Equipment, Net..........................     270,899       286,171
Goodwill and Other Intangibles, Net of Accumulated
  Amortization
  of $87,883 (1999) and $70,244 (1998)......................     399,131       400,164

Other Assets................................................     123,167       113,381
                                                              ----------    ----------
Total Assets................................................  $1,903,539    $1,979,216
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable and accrued expenses.....................  $  509,188    $  456,812
  Payroll and related expenses..............................      89,309        93,199
  Notes payable and current portion of long-term
     obligations............................................      64,002       237,276
                                                              ----------    ----------
          Total Current Liabilities.........................     662,499       787,287
                                                              ----------    ----------
Long-term Obligations.......................................     365,386       366,487
                                                              ----------    ----------
Deferred Tax Liabilities....................................      44,777        42,154
                                                              ----------    ----------
Other Long-term Liabilities.................................      99,577        81,863
                                                              ----------    ----------
Commitments and Contingencies...............................

Shareholders' Investment
  Preferred stock; 50,000,000 shares authorized.............
  Common stock; shares outstanding:
     55,551,064 (1999) and 54,942,655 (1998)................         556           549
  Additional paid-in capital................................     652,157       645,054
  Retained earnings.........................................      91,260        61,672
  Accumulated other comprehensive loss:
     Cumulative currency translation adjustment.............     (12,673)       (5,850)
                                                              ----------    ----------
          Total Shareholders' Investment....................     731,300       701,425
                                                              ----------    ----------
Total Liabilities and Shareholders' Investment..............  $1,903,539    $1,979,216
                                                              ==========    ==========

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1999        1998        1997
                                                           ---------   ---------   ---------
Cash and Cash Equivalents at Beginning of Year...........  $  17,708   $  13,685   $ 149,467
                                                           ---------   ---------   ---------

Cash Flows from Operating Activities:
  Net earnings (loss)....................................     29,588      69,713    (171,367)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities (net of
     acquisitions):
  Acquired in-process research and development charges...                            211,500
       Depreciation and amortization.....................     65,974      57,043      40,672
       Change in prepaid pension costs, net..............    (15,246)    (14,620)    (11,217)
       Deferred taxes....................................     (6,065)       (437)      2,162
       Gain on sale of property plant and equipment,
          net............................................     (1,333)    (35,043)
       Changes in operating assets and liabilities:
          Proceeds from sale of accounts receivable......    100,000
          Accounts receivable............................    (36,741)   (109,096)     39,752
          Inventories....................................     24,287     (67,223)     (9,167)
          Other current assets...........................     (1,019)     13,889     (12,540)
          Accounts payable and accrued expenses..........     39,898      69,922     (53,830)
          Payroll and related expenses...................    (12,587)     13,493       6,238
       Other operating activities........................      7,021       6,823      (1,247)
                                                           ---------   ---------   ---------
          Net cash provided by operating activities......    193,777       4,464      40,956
                                                           ---------   ---------   ---------

Cash Flows from Investing Activities:
  Capital expenditures...................................    (61,149)    (83,776)    (30,310)
  Proceeds from sale of property, plant and equipment....     30,356      71,118       7,198
  Changes in other assets................................      8,926      (3,402)    (16,987)
  Acquisition of businesses, net of cash acquired........               (287,350)   (400,754)
  Other investing activities.............................      3,914      (1,089)        206
                                                           ---------   ---------   ---------
          Net cash used in investing activities..........    (17,953)   (304,499)   (440,647)
                                                           ---------   ---------   ---------

Cash Flows from Financing Activities:
  Repayment of borrowings................................   (288,573)   (457,271)    (95,607)
  Proceeds from borrowings...............................    114,029     754,780     276,698
  Dividend paid to Western Atlas Inc. ...................                           (230,000)
  Net transactions with Western Atlas Inc. ..............                            190,338
  Change in due to Western Atlas Inc. ...................                            120,426
  Other financing activities.............................      6,251       6,549       2,054
                                                           ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities...................................   (168,293)    304,058     263,909
                                                           ---------   ---------   ---------

Resulting Increase (Decrease) in Cash and Cash Equivalents...     7,531     4,023   (135,782)
                                                           ---------   ---------   ---------
Cash and Cash Equivalents at End of Year.................  $  25,239   $  17,708   $  13,685
                                                           =========   =========   =========

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' INVESTMENT

                             (THOUSANDS OF DOLLARS)

                                                                                       ACCUMULATED       NET
                                                             ADDITIONAL   RETAINED        OTHER       INVESTMENT
                                                   COMMON     PAID-IN     EARNINGS    COMPREHENSIVE   BY WESTERN
                                         TOTAL      STOCK     CAPITAL     (DEFICIT)   INCOME (LOSS)     ATLAS
                                        --------   -------   ----------   ---------   -------------   ----------
BALANCE, JANUARY 1, 1997..............  $574,508                                                      $ 574,508
                                        --------
Comprehensive Loss before Distribution
 Date:
  Net loss to Distribution Date.......  (163,326)                                                      (163,326)
  Currency translation adjustment to
    Distribution Date.................    (3,699)                                                        (3,699)
                                        --------
    Comprehensive Loss before
      Distribution Date...............  (167,025)
                                        --------
Net transactions with Western Atlas
  Inc.................................   190,338                                                        190,338
                                        --------
Distribution of common stock to UNOVA
 shareholders.........................             $   545    $601,689                  $ (4,413)      (597,821)
Comprehensive Loss from Distribution
 Date to December 31, 1997:
  Net loss from Distribution Date to
    December 31, 1997.................    (8,041)                          $(8,041)
  Currency translation adjustment from
   Distribution Date to December 31,
   1997...............................    (2,345)                                         (2,345)
                                        --------
    Comprehensive Loss from
      Distribution Date to December
      31, 1997........................   (10,386)
                                        --------
Other.................................     2,054                 2,054
                                        --------   -------    --------     -------      --------      ---------
BALANCE, DECEMBER 31, 1997............   589,489       545     603,743      (8,041)       (6,758)             -
                                        --------
Comprehensive Income:
  Net earnings........................    69,713                            69,713
  Currency translation adjustment.....       908                                             908
                                        --------
    Comprehensive Income..............    70,621
                                        --------
Distribution-related tax benefit......    34,809                34,809
Issuances of common stock.............     6,506         4       6,502
                                        --------   -------    --------     -------      --------      ---------
BALANCE, DECEMBER 31, 1998............   701,425       549     645,054      61,672        (5,850)             -
                                        --------
Comprehensive Income:
  Net earnings........................    29,588                            29,588
  Currency translation adjustment.....    (6,823)                                         (6,823)
                                        --------
    Comprehensive Income..............    22,765
                                        --------
Issuances of common stock.............     7,110         7       7,103
                                        --------   -------    --------     -------      --------      ---------
BALANCE, DECEMBER 31, 1999............  $731,300   $   556    $652,157     $91,260      $(12,673)     $       -
                                        ========   =======    ========     =======      ========      =========

   See accompanying notes to consolidated and combined financial statements.

                                  UNOVA, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

General Information. UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), in the form of a dividend (the "Distribution"). Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held.

Nature of Operations. UNOVA is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets served: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). The ADS business segment comprises mobile computing and wireless communication systems products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The IPS segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries. The AME segment comprises machining systems and stand alone machine tools primarily serving the aerospace and manufacturing industries.

Principles of Consolidation and Combination. The consolidated and combined financial statements include the accounts of UNOVA, Inc. and its wholly owned subsidiaries and companies in which UNOVA has a controlling interest. Investments in companies over which UNOVA has influence but not a controlling interest are accounted for using the equity method. Investments in other companies are carried at cost. All material intercompany transactions have been eliminated.

The combined financial statements for all periods presented prior to the Distribution Date include the historical accounts and operations of the former WAI businesses that comprised the Company at the Distribution Date. They include, at their historical amounts, the assets, liabilities, revenues and expenses directly related and those allocated to these businesses. A pro-rata share of certain general and administrative corporate costs incurred by WAI prior to the Distribution Date have been allocated to the Company based on the relative ratio of projected costs to be incurred by WAI and the Company individually. Such costs include general management, legal, tax, treasury, insurance, financial audit, financial reporting, human resources and real estate services.

The Company's debt prior to the Distribution Date includes an allocation of a portion of WAI's corporate debt, based on the Company's estimated past capital requirements. Interest expense related thereto has been included in the Company's statements of operations and cash flows at WAI's estimated blended historical rate of interest on long-term borrowings of 7.5%.

Management believes the above stated allocations were made on a reasonable basis; however, they do not necessarily reflect the results of operations which would have occurred had the Company been an independent entity nor are they necessarily indicative of future expenses or income (see Note J).

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates.

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

Research and Development. Research and development costs are charged to expense as incurred. Total expenditures on research and development activities amounted to $74.1 million, $71.5 million and $53.1 million, in the years ended December 31, 1999, 1998, and 1997, respectively. The Company expensed a total of $211.5 million of acquired in-process research and development in 1997. See further discussion in Note B.

Other Income, Net. In the year ended December 31, 1998, other income, net consists of a gain of $35.5 million recognized on the sale of UNOVA's corporate headquarters building, offset by other non-operating expenses.

Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided for over the estimated useful lives of the related assets.

Income Taxes. The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. Valuation allowances are provided for deferred tax assets if it is more likely than not that they will be realized.

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

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses.

No customer was significant to the Company's revenues in 1999 and 1998. In 1997, one automotive customer represented 13% of revenues.

Foreign Currencies. The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments are included in the "cumulative currency translation adjustment" component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in the consolidated and combined statements of operations. Currency transaction net losses for the year ended December 31, 1999 were $3.0 million, net of taxes. Currency transaction gains and losses for the years ended December 31, 1998 and 1997 were not significant.

Financial Instruments. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 1999, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $86.8 million. The Company does not enter into any foreign currency contracts for speculating or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market are recorded currently in earnings.

Goodwill and Other Intangibles. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over periods ranging from 4 to 18 years.

Impairment of Long-Lived Assets and Goodwill. The Company assesses the recoverability of long-lived assets and goodwill when circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is recorded to writedown long-lived assets and goodwill to their estimated fair value if the undiscounted cash flows estimated to be generated by the asset are less than its carrying amount.

Environmental Costs. Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable.

New Accounting Pronouncements. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B: BUSINESS ACQUISITIONS AND INVESTMENTS

ACQUISITIONS AND INVESTMENTS

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron for approximately $187.3 million in cash. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. The acquisition was funded using the Company's committed credit facility and was accounted for under the purchase method of accounting. Accordingly, the acquisition cost has been allocated to the net assets acquired based on their relative fair values. In conjunction with the acquisition management began to formulate a plan to cease domestic manufacturing of certain machines models, and to terminate employees at domestic and foreign locations. During 1999, the Company adjusted the preliminary allocation of the purchase price to include approximately $19.8 million of additional liabilities for costs to exit the manufacturing activities and terminate employees, and $4.1 million for additional postretirement obligations and pension liabilities. The acquisition resulted in $17.8 million allocated to goodwill that is being amortized over 25 years using the straight-line method. At December 31, 1999, the Company has substantially completed the process of exiting these activities and terminating employees.

During the third quarter of 1998, UNOVA acquired R&B Machine Tool Company ("R&B Machine"), a specialty machine and retooling company. This acquisition was funded using short-term uncommitted credit lines. In June 1998, the Company acquired the radio frequency identification ("RFID") business unit of Amtech Corporation known as the Amtech Systems Division ("Amtech Systems"). Amtech Systems is a supplier of wireless data technologies for electronic toll collection, rail and motor fleet tracking, and access control to parking and other structures. The Company had previously purchased $10.0 million of Amtech Corporation common stock which was applied towards the purchase price of Amtech Systems. Although these acquisitions are integral to the Company's business strategy, they are not material in the aggregate to UNOVA's consolidated financial statements.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI, a European-based ADC company, manufactures bar code on-demand printers with labels and ribbons as well as hand-held scanners. These two companies were consolidated in Intermec Technologies Corporation, the Company's Automated Data Systems segment. Both acquisitions were funded by Western Atlas borrowings and cash on hand, and have been accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280.0 million and $107.0 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203.3 million assigned to acquired in-process research and development activities; $154.1 million assigned to goodwill (amortized over 25 years using the straight-line method); and $29.0 million assigned to other intangibles (amortized over periods ranging from four to 18 years using the straight-line method). During the second quarter of 1997, the Company expensed the amounts assigned to acquired in-process research and development projects that had not yet achieved technological feasibility in accordance with Financial Accounting Standards Board Interpretation No. 4 ("FIN 4").

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The initial 49% of Honsberg was acquired during 1995. The Company purchased the stamping, engineering and prototyping division of Modern Prototype Company in September 1997. In December 1997, UNOVA acquired Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. Although these acquisitions are integral to the Company's business strategy, they are not material in the aggregate to UNOVA's consolidated and combined financial statements.

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

CASH FLOW DISCLOSURE

The fair values of acquired assets and liabilities, at their respective acquisition dates, are presented below for supplemental cash flow disclosure purposes. The 1998 balances include the preliminary allocations to the acquired assets and liabilities of Cincinnati Machine, R&B Machine and Amtech. The 1997 balances include Norand, UBI, Honsberg, Modern Prototype and Goldcrown Machinery.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                    1998          1997
                                                                  ---------    ----------
                                                                  (THOUSANDS OF DOLLARS)
    Current assets..............................................  $263,266     $ 164,153
    Property, plant and equipment...............................   111,593        29,093
    Goodwill and intangibles....................................    50,983       201,380
    Other non-current assets....................................    17,864        55,956
    Total debt..................................................   (29,221)      (84,163)
    Other current liabilities...................................   (85,049)     (146,724)
    Other non-current liabilities...............................    (9,154)      (11,642)
    In-process research and development.........................                 203,300
                                                                  --------     ---------
    Purchase price..............................................   320,282       411,353
    Less non-cash payment of Amtech common stock................   (10,000)
    Less cash acquired..........................................   (22,932)      (10,599)
                                                                  --------     ---------
    Cash paid for acquisitions, net of cash acquired............  $287,350     $ 400,754
                                                                  ========     =========

NOTE C: CASH AND CASH EQUIVALENTS, DEBT AND INTEREST

Cash and cash equivalents amounted to $25.2 million and $17.7 million at December 31, 1999 and December 31, 1998, respectively, and consisted mainly of time deposits and commercial paper.

Notes payable and long-term obligations consist of the following:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1999          1998
                                                                    ---------    ----------
                                                                    (THOUSANDS OF DOLLARS)
    Borrowings under credit facility, with interest at 7.0%
      (1999) and 5.4% (1998), due 2002..........................    $150,000     $ 200,000
    Debentures, with interest at 6.875%, due 2005...............     100,000       100,000
    Debentures, with interest at 7.00%, due 2008................     100,000       100,000
    Notes payable, with average interest at 4.5% (1999) and 5.3%
      (1998), due 2000..........................................      62,888       186,024
    Industrial revenue bonds, with average interest at 5.3%
      (1999) and 5.5% (1998), due July 2005.....................      13,500        13,500
    Other, with average interest at 7.1% (1999) and 6.9% (1998),
      due through 2002..........................................       3,000         4,239
                                                                    --------     ---------
                                                                     429,388       603,763
    Less notes payable and current portion of long-term
      obligations...............................................     (64,002)     (237,276)
                                                                    --------     ---------
    Long-term obligations.......................................    $365,386     $ 366,487
                                                                    ========     =========

Notes payable and long-term obligations at December 31, 1999 mature as follows:

                                                                   (THOUSANDS
    YEAR ENDING DECEMBER 31,                                       OF DOLLARS)
    ------------------------                                      ------------
    2000........................................................    $ 64,002
    2001........................................................         179
    2002........................................................     150,003
    2003........................................................
    2004........................................................
    Thereafter..................................................     215,204
                                                                    --------
                                                                    $429,388
                                                                    ========

The Company maintains two unsecured committed credit facilities with a group of banks from which it may borrow up to an aggregate of $500.0 million. Under these facilities the Company may borrow at the Prime Rate, the London Inter Bank Offered Rate, rates borne by certificates of deposit or other rates that are mutually acceptable to the banks and the Company, plus a respective rate margin, that varies based on outstanding borrowing levels and the Company's credit rating. The $400 million credit facility expires in September 2002 and had outstanding borrowings of $150.0 million at December 31, 1999. The $100 million credit facility expires in November 2000 and had no outstanding borrowings at December 31, 1999. At February 11, 2000, $300.0 million of these credit facilities was available for the Company's general use. In addition, the Company maintains other uncommitted credit facilities and lines of credit of which $35.4 million was available to the Company at February 11, 2000.

The Company is in compliance with its various debt covenants the most restrictive of which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and which require the Company to satisfy certain leverage ratios.

In June 1999, a financing subsidiary of UNOVA entered into an agreement to sell undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. The financing subsidiary purchased these receivables, irrevocably and without recourse, from the Company under a separate agreement. Under the terms of these agreements, UNOVA is entitled to receive up to $100.0 million of proceeds from the sale of undivided interests in the receivables. At December 31, 1999, net proceeds from these agreements were approximately $100.0 million and have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Costs associated with these agreements were $2.6 million for the year ended December 31, 1999 and have been classified as selling, general and administrative expenses.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Including underwriting fees, discounts and effects of forward rate agreements, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. The net proceeds of approximately $198.0 million were used by the Company to repay outstanding short-term debt.

Financial instruments on the Company's consolidated balance sheets include accounts receivable, notes payable, and accounts payable which approximate their market values due to their short maturity. The $365.4 million of long-term obligations had an estimated fair market value of $333.3 million as of December 31, 1999, based primarily on quoted market prices. UNOVA also has off-balance-sheet guarantees and letter-of-credit reimbursement agreements with respect to liabilities totaling a maximum amount of $381.6 million at December 31, 1999. These agreements primarily relate to the guarantee of performance on contracts.

Net interest expense is composed of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                 (THOUSANDS OF DOLLARS)
    Interest expense........................................  $38,867    $28,182    $20,234
    Interest income.........................................     (852)    (2,467)    (3,545)
                                                              -------    -------    -------
    Net interest expense....................................  $38,015    $25,715    $16,689
                                                              =======    =======    =======

The Company made interest payments to non-related parties of $39.5 million, $25.3 million, and $6.6 million in the years ended December 31, 1999, 1998 and 1997, respectively. Capitalized interest costs in each of the periods presented were not material. Interest expense for the year ended December 31, 1997 includes $12.0 million based on a rate of 7.5% on the allocated portion of WAI corporate debt.

NOTE D: ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable consists of the following:

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
                                                                  (THOUSANDS OF DOLLARS)
    Trade receivables, net......................................  $224,876     $365,232
    Receivables related to long-term contracts
      Amounts billed............................................   104,356      125,920
      Unbilled costs and accrued profit on progress completed
         and retentions.........................................   267,653      171,733
                                                                  --------     --------
    Accounts receivable, net....................................  $596,885     $662,885
                                                                  ========     ========

The unbilled costs and retentions at December 31, 1999 are expected to be entirely billed and collected during 2000.

Inventories consist of the following:

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
                                                                  (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................  $237,822     $232,010
    Finished goods..............................................    44,336       82,434
    Inventoried costs related to long-term contracts............    51,834       56,823
    Less progress billings......................................   (23,817)     (35,262)
                                                                  --------     --------
    Inventories, net of progress billings.......................  $310,175     $336,005
                                                                  ========     ========

NOTE E: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1999         1998
                                                                     ---------    ---------
                                                                     (THOUSANDS OF DOLLARS)
        Property, plant and equipment, at cost
          Land.....................................................  $  20,186    $  27,313
          Buildings and improvements...............................    107,417      120,142
          Machinery and equipment..................................    344,626      316,932
        Less accumulated depreciation..............................   (201,330)    (178,216)
                                                                     ---------    ---------
        Net property, plant and equipment..........................  $ 270,899    $ 286,171
                                                                     =========    =========

Depreciation expense was $47.9 million, $40.9 million and $27.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The range of estimated useful lives of the major classes of assets are:

        Buildings...................................................  10-45 years
        Building improvements.......................................   2-20 years
        Machinery and equipment.....................................   2-15 years

As of December 31, 1999, the Company deferred $13.3 million of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments (including commitments to a related party of $8.14 million, see Note J), net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 1999:

        YEAR ENDING                                                     OPERATING LEASES
        -----------                                                     ----------------
                                                                      (THOUSANDS OF DOLLARS)
        2000........................................................         $ 21,406
        2001........................................................           14,914
        2002........................................................           11,036
        2003........................................................            8,413
        2004........................................................            7,283
        Thereafter..................................................           45,001
                                                                             --------
                                                                             $108,053
                                                                             ========

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $27.1 million, $20.5 million and $17.9 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

Proceeds totaling approximately $25.5 million were received in 1999 on the sale-leaseback of an operating facility. In 1998, $71.1 million was received on the sale of the Company's corporate headquarters building and two other buildings, and the sale-leaseback of an operating facility.

NOTE F: SHAREHOLDERS' INVESTMENT

CAPITAL STOCK

At December 31, 1999, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

SHAREHOLDER RIGHTS PLAN

In September 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan (the "Plan") and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the "Right") for each outstanding share of Company common stock, payable to shareholders of record on October 31, 1997. The Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of seventy dollars. The Rights become exercisable if a person other than a person which presently holds more than 15 percent of the Company's common stock acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Company's outstanding common stock. If a person acquires 15 percent or more of the Company's outstanding common stock, each right will entitle the holder to purchase the Company's common stock having a market value of twice the exercise price of the Right. The Rights, which expire in September 2007, may be redeemed by UNOVA at a price of one cent per Right at any time prior to a person acquiring 15 percent or more of the outstanding common stock.

EARNINGS PER SHARE

For the years ended December 31, 1999 and 1998, basic earnings per share is calculated using the weighted average number of common shares outstanding for the period while diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For the year ended December 31, 1997, basic earnings per share is calculated using the weighted average of the number of shares outstanding for post-Distribution Date periods and the outstanding shares of WAI common stock at June 30, 1997 for the period prior to the Distribution Date, while diluted earnings per share is computed by adding the dilutive effect of outstanding stock options using the "treasury stock" method to the basic weighted average balance.

Shares used for basic and diluted earnings per share were computed as follows for the years ended December 31:

                                                        1999          1998          1997
                                                     ----------    ----------    ----------
    Weighted average common shares -- Basic........  55,110,655    54,620,208    54,056,243
    Dilutive effect of stock options...............       8,863        82,859
                                                     ----------    ----------    ----------
    Weighted average shares -- Diluted.............  55,119,518    54,703,067    54,056,243
                                                     ==========    ==========    ==========

At December 31, 1999 and 1998, Company employees and directors held options to purchase 5,524,700 and 3,937,750 shares, respectively, of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

STOCK AWARDS

The UNOVA, Inc. 1999 and 1997 Stock Incentive Plans (the "Stock Incentive Plans," collectively) provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the Stock Incentive Plans, stock options may not be granted at a price less than the market value of the Company's common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years. The Director Stock Option and Fee Plan (the "Director Plan") provides for the grant of stock options to the Company's non-employee directors. Under the Director Plan, stock options are granted annually at the market value of the Company's common stock on the date of grant.

The number of options granted annually is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their grant. Under the Stock Incentive Plans and Director Plan, there were 1,570,002 options exercisable and 2,534,811 options available for grant as of December 31, 1999.

The following table summarizes the activity of the Company's stock option plans:

                                                                              WEIGHTED-AVERAGE
                                                                  NUMBER       EXERCISE PRICE
                                                                 OF SHARES       PER SHARE
                                                                 ---------    ----------------
    1997
      Granted..................................................  2,504,500         $18.80
                                                                 ---------
    Outstanding at December 31, 1997...........................  2,504,500          18.80
    1998
      Granted..................................................  1,706,200          16.97
      Canceled.................................................   (255,950)         18.37
                                                                 ---------
    Outstanding at December 31, 1998...........................  3,954,750          18.04
    1999
      Granted..................................................  2,209,000          14.36
      Canceled.................................................   (190,050)         18.07
                                                                 ---------
    Outstanding at December 31, 1999...........................  5,973,700          16.67
                                                                 =========

Outstanding stock option data as of December 31, 1999:

                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                      ------------------------------------------   -----------------------
                                       WEIGHTED-       WEIGHTED-                 WEIGHTED-
                                        AVERAGE         AVERAGE                   AVERAGE
        RANGE OF                       REMAINING       EXERCISE                  EXERCISE
    EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
    ----------------  -----------   ----------------   ---------   -----------   ---------
       $12.38 to
      $16.59........   3,622,200          9.38          $15.21        423,700     $16.52
        17.19 to
       22.00........   2,351,500          7.90           18.92      1,146,302      18.81
                       ---------          ----          ------      ---------     ------
                       5,973,700          8.80          $16.67      1,570,002     $18.20
                       =========          ====          ======      =========     ======

The weighted-average fair value of stock options granted during 1999, 1998 and 1997 were $6.33, $7.10, and $7.76 per option, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.88%, 4.63% and 5.80%; expected life of five years for each year; and expected volatility of 40.07%, 39.60% and 36.00%. The 1999 and 1998 expected volatility was determined from historical UNOVA stock price fluctuations, while the 1997 expected volatility was determined from historical industry stock price fluctuations. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

In 1999, the Company granted 109,585 shares of restricted stock to an officer under the provisions of the 1999 Stock Incentive Plan. The fair value at the grant date of the restricted stock (without regard to restrictions on transfer), which vests in installments in 2002, 2003, and 2004, was $12.84 per share. The unearned portion of this grant is being amortized as compensation expense on a straight-line basis over the vesting period and was not material for the year ended December 31, 1999.

EMPLOYEE STOCK PURCHASE PLAN

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 1999 and 1998, employees purchased 496,450 and 433,506 shares, respectively. The weighted-average fair value of purchase rights granted in 1999 and 1998 was $4.42 per share and $5.14 per share, respectively. The fair value of the stock purchase rights were determined using the following weighted-average assumptions in 1999 and 1998, respectively; risk-free interest rate of 4.63% for each year; expected life equal to the applicable offering periods for each year; and expected volatility of 40.07% in 1999 and 39.60% in 1998. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

PRO FORMA COMPENSATION COST DISCLOSURE

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) and diluted earnings (loss) per share for 1999, 1998, and 1997 would have been $22.8 million and $0.41, $64.6 million and $1.18, and $(173.6) million and $(3.21), respectively.

NOTE G: TAXES ON INCOME

Earnings (loss) before taxes on income by geographic area are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1999        1998        1997
                                                          -------    --------    ---------
                                                               (THOUSANDS OF DOLLARS)
    United States.......................................  $44,113    $ 90,976    $(113,075)
    Other nations.......................................    5,200      25,990      (35,324)
                                                          -------    --------    ---------
                                                          $49,313    $116,966    $(148,399)
                                                          =======    ========    =========

Taxes on income consist of the following provisions (benefits):

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1999        1998        1997
                                                          -------    --------    ---------
                                                               (THOUSANDS OF DOLLARS)
    Currently Payable:
      U.S. taxes........................................  $ 4,964    $ 20,416    $  13,821
      International taxes...............................    3,849      12,451       10,124
                                                          -------    --------    ---------
                                                            8,813      32,867       23,945
                                                          -------    --------    ---------
    Deferred:
      U.S. taxes........................................   10,336      13,689          242
      International taxes...............................      576         697       (1,219)
                                                          -------    --------    ---------
                                                           10,912      14,386         (977)
                                                          -------    --------    ---------
                                                          $19,725    $ 47,253    $  22,968
                                                          =======    ========    =========

Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                       DECEMBER 31, 1999      DECEMBER 31, 1998
                                                      --------------------   --------------------
                                                       ASSET     LIABILITY    ASSET     LIABILITY
                                                      --------   ---------   --------   ---------
                                                                (THOUSANDS OF DOLLARS)
Accrued liabilities.................................  $ 40,355               $ 56,863
Receivables and inventories.........................    22,232                 18,872
Retiree medical benefits............................    12,680                 10,176
Intangibles.........................................    13,473                 12,963
Tax credit carryforwards............................    23,419                  6,395
Deferred income.....................................     9,244                  2,718
Net operating loss carryforwards....................    54,830                 41,511
Pensions............................................              $28,048                $23,588
Accelerated depreciation............................               16,729                 18,566
Other items.........................................     1,327                  1,220
                                                      --------    -------    --------    -------
Total before valuation allowance....................   177,560     44,777     150,718     42,154
Valuation allowance.................................   (19,390)                (8,945)
                                                      --------    -------    --------    -------
                                                      $158,170    $44,777    $141,773    $42,154
                                                      ========    =======    ========    =======

The Company has available at December 31, 1999, a net operating tax loss carryforward in the United States of approximately $67.8 million. Approximately $7.7 million and $13.9 million of the net operating tax loss carryforwards will expire in 2010 and 2011, respectively. Approximately $4.5 million, $25.1 million and $16.6 million of the remaining net operating tax loss carryforwards will expire in 2017, 2018 and 2019, respectively.

The Company has foreign tax credit carryforwards of $2.5 million at December 31, 1999 to offset future tax liability in the United States through 2004. The Company also has general business credit and other tax credits carryforward of approximately $20.9 million to offset future tax liability in the United States through 2019.

At December 31, 1999, the Company has foreign net operating tax loss carryforwards of $76.5 million. Valuation allowances of $19.4 million and $8.9 million, as of December 31, 1999 and 1998, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. The valuation allowance for each year includes $4.4 million related to the acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1999      1998       1997
                                                                --------   -------   --------
                                                                   (THOUSANDS OF DOLLARS)
    Tax at U.S. statutory rate................................  $ 17,260   $40,938   $(51,940)
    Nondeductible acquired in-process research and
      development.............................................                         71,050
    State income taxes net of federal benefit.................     2,998     3,055      1,625
    Amortization of nondeductible goodwill....................     4,852     4,272      4,431
    Tax credits and FSC benefit...............................   (13,870)   (3,276)    (1,250)
    Foreign earnings (losses) taxed at other than U.S. statutory rate...    6,174   4,240     (223)
    Other items...............................................     2,311    (1,976)      (725)
                                                                --------   -------   --------
                                                                $ 19,725   $47,253   $ 22,968
                                                                ========   =======   ========

The Company made net tax payments of $13.7 million, $4.5 million and $44.4 million in the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has provided for federal income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries.

NOTE H: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees are covered by a contributory defined benefit plan, under which annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plan. Certain of the Company's non-U.S. subsidiaries also have retirement plans for employees.

There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

U.S. PENSION PLANS

The following table sets forth the change in benefit obligations and plan assets of the Company's U.S. pension plans and the amounts recognized in the Company's balance sheets.

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------    ---------
                                                                  (THOUSANDS OF DOLLARS)
    CHANGE IN BENEFIT OBLIGATIONS
      Benefit obligation at beginning of year...................  $ 181,842     $151,649
      Service cost..............................................      9,948        6,140
      Interest cost.............................................     12,989       10,982
      Plan participants' contributions..........................        621          431
      Actuarial loss (gain).....................................     (1,604)      22,659
      Benefits paid.............................................    (10,440)     (10,019)
                                                                  ---------     --------
      Benefit obligation at end of year.........................    193,356      181,842
                                                                  ---------     --------
    CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of year............    316,241      345,347
      Actual return on plan assets..............................    148,407      (11,858)
      Plan participants' contributions..........................        621          431
      Benefits paid.............................................     (9,975)      (9,554)
      Spin-off related adjustment...............................                  (8,125)
                                                                  ---------     --------
      Fair value of plan assets at end of year..................    455,294      316,241
                                                                  ---------     --------

      Funded status.............................................    261,938      134,399
      Unrecognized net actuarial gain...........................   (190,750)     (76,901)
      Unrecognized prior service cost...........................      3,735        4,201
      Unrecognized transition asset.............................     (7,468)      (9,381)
                                                                  ---------     --------
      Prepaid pension cost......................................  $  67,455     $ 52,318
                                                                  =========     ========

The preceding table includes prepaid pension cost presented net of pension liabilities for plans in which accumulated benefits exceed plan assets. As of December 31, 1999 and 1998, these liabilities amounted to $21.2 million and $17.1 million, respectively.

Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 9.25% for fiscal years 1999 and 1998. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% and 7.00% at December 31, 1999 and 1998, respectively. The rate of increase in future compensation levels was 4.50% at December 31, 1999 and 1998.

Plan assets consist primarily of equity securities and U.S. Government securities. The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years.

A summary of the components of net periodic pension income for the U.S. defined benefit plans and defined contribution plans is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
                                                               (THOUSANDS OF DOLLARS)
    COMPONENTS OF NET PERIODIC PENSION INCOME
      Service cost......................................  $  9,948    $  6,140    $  5,988
      Interest cost.....................................    12,989      10,982      10,075
      Expected return on plan assets....................   (32,179)    (25,531)    (20,784)
      Amortization of prior service cost................       466         461         406
      Recognized net actuarial gain.....................    (3,993)     (4,313)     (3,043)
      Amortization of transition asset..................    (2,477)     (2,477)     (2,477)
                                                          --------    --------    --------
                                                           (15,246)    (14,738)     (9,835)
      Defined contribution plans........................     5,808       4,500       4,160
                                                          --------    --------    --------
      Net periodic pension income.......................  $ (9,438)   $(10,238)   $ (5,675)
                                                          ========    ========    ========

NON-U.S. PENSION PLANS

For the principal non-U.S. pension plans located in the United Kingdom and Germany, the weighted-average discount rate used was approximately 6.49% at December 31, 1999. The rate of increase in future compensation used was approximately 3.35%, and the rate of return on assets was 8.50% at December 31, 1999.

Pension costs for non-U.S. pension plans were not material for any of the periods presented herein. The actuarial present value of projected benefits at December 31, 1999 was $111.1 million compared with net assets available for benefits of $128.7 million.

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets.

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
                                                                  (THOUSANDS OF DOLLARS)
    CHANGE IN POSTRETIREMENT BENEFIT OBLIGATIONS
      Benefit obligation at beginning of year...................  $ 40,408     $ 27,789
      Service cost..............................................       928          292
      Interest cost.............................................     2,785        2,037
      Acquisitions..............................................       940       11,423
      Actuarial (gain) loss.....................................    (4,227)         104
      Benefits paid.............................................    (2,183)      (1,237)
                                                                  --------     --------
      Benefits obligation at end of year........................    38,651       40,408
                                                                  --------     --------

      Funded status.............................................   (38,651)     (40,408)
      Unrecognized net actuarial loss...........................     3,772        8,198
      Unrecognized transition obligation........................     1,475        1,594
                                                                  --------     --------
      Accrued postretirement benefit obligation.................  $(33,404)    $(30,616)
                                                                  ========     ========

A summary of the Company's net periodic postretirement benefit cost is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1999      1998      1997
                                                                 ------    ------    ------
                                                                   (THOUSANDS OF DOLLARS)
    COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST
      Service cost.............................................  $  928    $  292    $  586
      Interest cost............................................   2,785     2,037     1,688
      Recognized actuarial loss and transition obligation......     318       328
                                                                 ------    ------    ------
      Net periodic postretirement benefit cost.................  $4,031    $2,657    $2,274
                                                                 ======    ======    ======

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7.50% and 7.00% at December 31, 1999 and 1998. The assumed health care cost trend rate for fiscal year 1999 was 11.67% and is projected to decrease over 17 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $3.0 million, while a one-percentage point decrease results in a decrease of $2.7 million.

NOTE I: LITIGATION, COMMITMENTS AND CONTINGENCIES

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated and combined financial statements.

NOTE J: RELATED PARTY TRANSACTIONS

Included in other assets are amounts due from certain Company officers and other related parties of $2.0 million and $1.9 million at December 31, 1999 and 1998, respectively.

The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. The ten-year operating lease, which was approved by the Department of Labor under the provisions of the Employee Retirement Income Security Act of 1974, commenced on February 1, 1999. The lease provides for fixed monthly rental payments subject to certain indexed escalation clauses. Rental expense under the provisions of this lease was $0.7 million for the year ended December 31, 1999.

Immediately prior to the Distribution in 1997, the Company paid a dividend of $230.0 million to WAI with funds borrowed under the Company's revolving credit facility.

Included in general and administrative expenses are allocated charges from WAI of $13.5 million for the year ended December 31, 1997.

Included in interest expense are allocated charges from WAI of $12.0 million for the year ended December 31, 1997.

NOTE K: SEGMENT REPORTING

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets:
Integrated Production Systems and Advanced Manufacturing Equipment. The Company uses operating profit, which is computed by adding net interest expense to earnings before taxes on income, to evaluate performance.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses (see Notes A and J). Assets classified as corporate and other amounts consist of cash and cash equivalents, retained interest in securitized trade receivables, and other corporate assets. Activities are primarily product sales oriented. Export sales are not material. All material intercompany transactions have been excluded.

                         OPERATIONS BY BUSINESS SEGMENT
                             (MILLIONS OF DOLLARS)

                                                                   INDUSTRIAL AUTOMATION
                                                                          SYSTEMS
                                                                 --------------------------   CORPORATE
                                                     AUTOMATED   INTEGRATED     ADVANCED         AND
                                       YEAR ENDED      DATA      PRODUCTION   MANUFACTURING     OTHER
                                      DECEMBER 31,    SYSTEMS     SYSTEMS       EQUIPMENT      AMOUNTS    TOTAL
                                      ------------   ---------   ----------   -------------   ---------   ------
Revenues............................      1999         $ 877       $ 937          $295                    $2,109
                                          1998           830         719           114                     1,663
                                          1997           636         790                                   1,426

Operating profit (loss).............      1999            26          87             6          $(32)         87
                                          1998            55          73             4            11(B)      143(B)
                                          1997          (202)(A)      95                         (25)       (132)(A)

Capital expenditures................      1999            37          14             5             5          61
                                          1998            46          34             4                        84
                                          1997            16          14                                      30

Depreciation and amortization
  expense...........................      1999            37          18            10             1          66
                                          1998            38          17             2                        57
                                          1997            25          15                           1          41

Total assets at year end............      1999           665         838           253           148       1,904
                                          1998           775         820           308            76       1,979
                                          1997           642         650                          64       1,356

(A) Includes the $211.5 million charges for acquired in-process research and development.

(B) Includes gain of $35.5 million on sale of UNOVA's corporate headquarters building.

                         OPERATIONS BY GEOGRAPHIC AREA
                             (MILLIONS OF DOLLARS)

                                                                            CORPORATE
                                                                               AND
                                YEAR ENDED     UNITED                         OTHER
                               DECEMBER 31,    STATES    EUROPE    OTHER     AMOUNTS     TOTAL
                               ------------    ------    ------    -----    ---------    ------
Revenues.....................      1999        $1,555     $392     $162                  $2,109
                                   1998         1,064      442      157                   1,663
                                   1997           989      363       74                   1,426

Operating profit (loss)......      1999           107        5        7       $(32)          87
                                   1998            98       28        6         11          143
                                   1997           (78)     (35)       6        (25)        (132)

Total assets at year end.....      1999         1,399      329       28        148        1,904
                                   1998         1,470      388       45         76        1,979
                                   1997         1,015      261       16         64        1,356

                                  UNOVA, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                           COMMON
                                                                BASIC       DILUTED     STOCK SALES
                                        GROSS       NET       EARNINGS     EARNINGS        PRICE
                              SALES     PROFIT    EARNINGS    PER SHARE    PER SHARE      HIGH/LOW
                              ------    ------    --------    ---------    ---------    ------------
                                         (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............  $493.4    $134.4     $ 3.5        $0.06        $0.06      $20       11 7/8
  Second Quarter............   494.4     136.6       3.3         0.06         0.06      $18       12 3/4
  Third Quarter.............   503.4     140.6       9.4         0.17         0.17      $15 5/8   11 7/8
  Fourth Quarter............   617.5     168.0      13.4         0.24         0.24      $15 1/16  12 1/16

YEAR ENDED DECEMBER 31, 1998
  First Quarter.............  $333.4    $110.1     $ 7.8        $0.14        $0.14      $20 9/16  13 7/8
  Second Quarter............   345.2     117.8       9.2         0.17         0.17      $24       19 15/16
  Third Quarter.............   405.7     133.2      13.3         0.24         0.24      $22       15 1/2
  Fourth Quarter............   578.4     166.2      39.4(1)      0.72         0.72      $18 1/4   12 3/8

As of January 31, 2000 there were approximately 19,251 holders of record of the Company's common stock.

(1) In December 1998, the Company recognized a gain of $35.5 million on the sale of its corporate headquarters building.

                                  UNOVA, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
         ------------------------------------------------------------
 2.1     Amended and Restated Purchase and Sale Agreement dated
         August 20, 1998, between UNOVA, Inc., UNOVA Industrial
         Automation Systems, Inc., and UNOVA UK Limited, on the one
         hand, and Cincinnati Milacron Inc., on the other hand, filed on October 2, 1998 as Exhibit 2 to the Company's Current
         Report on Form 8-K, and incorporated herein by reference.
 3.1     Certificate of Incorporation of UNOVA, Inc., filed on
         October 22, 1997 as Exhibit 3A to Amendment No. 2 to the
         Company's Registration Statement on Form 10 No. 001-13279,
         and incorporated herein by reference.
 3.2     By-laws of UNOVA, Inc., as amended on February 5, 1999,
         filed as Exhibit 3.2 to the Company's 1998 Annual Report on
         Form 10-K, and incorporated herein by reference.
 4.1     $400,000,000 Credit Agreement dated September 24, 1997,
         among UNOVA, Inc., the Banks listed therein, and Morgan
         Guaranty Trust Company of New York, as Agent (the
         "$400,000,000 Credit Agreement"), filed on October 1, 1997 as Exhibit 10M to Amendment No. 1 to the Company's
         Registration Statement on Form 10 No. 001-13279, and
         incorporated herein by reference.
 4.2     Amendment No. 1 to the $400,000,000 Credit Agreement, dated
         January 15, 1998, filed as Exhibit 4.4 to the Company's 1997
         Annual Report on Form 10-K, and incorporated herein by
         reference.
 4.3     Amendment No. 2 to the $400,000,000 Credit Agreement, dated
         May 15, 1998, filed as Exhibit 4.7 to the Company's June 30,
         1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.4     Amendment No. 3 to the $400,000,000 Credit Agreement, dated
         September 24, 1998, filed as Exhibit 4.8 to the Company's
         September 30, 1998 Quarterly Report on Form 10-Q, and
         incorporated herein by reference.
 4.5     Amendment No. 4 to the $400,000,000 Credit Agreement, dated
         November 24, 1999.*
 4.6     Rights Agreement dated September 24, 1997, between UNOVA,
         Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997 as Exhibit 3C to Amendment No. 2 to the
         Company's Registration Statement on Form 10 No. 001-13279,
         and incorporated herein by reference.
 4.7     Indenture dated as of March 11, 1998 between the Company and
         The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and
         incorporated herein by reference.
 4.8     Form of 6.875% Notes due March 15, 2005 issued by the
         Company under such indenture, filed as Exhibit 4.6 to the
         Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
 4.9     Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's
         1997 Annual Report on Form 10-K, and incorporated herein by reference.
 4.10    $100,000,000 Credit Agreement dated January 13, 1999, among
         UNOVA, Inc., the Banks listed therein, and Morgan Guaranty
         Trust Company of New York, as Agent, filed as Exhibit 4.9 to the Company's 1998 Annual Report on Form 10-K, and
         incorporated herein by reference.
 4.11    Amended and Restated Credit Agreement (364 Day Agreement),
         among UNOVA, Inc., the banks listed therein, and Morgan
         Guaranty Trust Company of New York, as agent, dated December
         1, 1999.*

                                  UNOVA, INC.

         Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
 4.12 Transfer and Administration Agreement dated June 18, 1999, among Enterprise Funding Corporation, as Company, KCH
         Funding, L.L.C., as Transferor, UNOVA, Inc., Individually and as Servicer, and Nationsbank, N.A., as Lead Arranger,
         Agent and Bank Investor (the "Transfer and Administration
         Agreement"), filed as Exhibit 4.10 to the Company's June 30,
         1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.13 Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999.*
 4.14 Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999.*
 4.15    Receivables Purchase Agreement dated June 18, 1999, between
         UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as
         Purchaser (the "Receivables Purchase Agreement"), filed as
         Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.16    Amendment No. 1 to the Receivable Purchase Agreement dated
         December 15, 1999.*
 4.17    Originator Receivables Purchase Agreement dated June 18,
         1999, among UNOVA Industrial Automation Systems, Inc. and
         Intermec Technologies Corporation, as Sellers, and UNOVA,
         Inc., as Purchaser, filed as Exhibit 4.12 to the Company's
         June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.1 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc, filed as Exhibit
         10.1 to the Company's September 30, 1997 Quarterly Report on
         Form 10-Q, and incorporated herein by reference.
10.2     Tax Sharing Agreement dated October 31, 1997, between
         Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.2 to the Company's September 30, 1997 Quarterly Report on Form
         10-Q, and incorporated herein by reference.
10.3     Employee Benefits Agreement dated October 31, 1997, between
         Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.3 to the Company's September 30, 1997 Quarterly Report on Form
         10-Q, and incorporated herein by reference.
10.4 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as
         Exhibit 10.4 to the Company's September 30, 1997 Quarterly
         Report on Form 10-Q, and incorporated herein by reference.
10.5     Form of Change of Control Employment Agreements with Alton
         J. Brann, Michael E. Keane, Norman, L. Roberts, Larry D.
         Brady, Robert G. O'Malley and certain other officers of the Company, filed as Exhibit 10.5 to the Company's September
         30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.6     Amendment to the Form of Change of Control Employment
         Agreements with Alton J. Brann, Larry D. Brady, Michael E.
         Keane, Robert G. O'Malley and certain other officers of the Company.*
10.7     Form of Change of Control Employment Agreement with Charles
         E. Wolfbauer and certain other officers of the Company.*
10.8     Employment Agreement between Intermec Corporation and
         Michael Ohanian, dated May 18, 1995, as amended, filed on August 18, 1997 as exhibit 10J to the Company's Registration
         Statement on Form 10 No. 001-13279 and incorporated herein by reference.

                                  UNOVA, INC.

10.9     Amendment No. 1 to Employment Agreement between Intermec
         Corporation and Michael Ohanian, dated February 28, 1997, filed as Exhibit 10.18 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
10.10    Amendment No. 2 to Employment Agreement between Intermec
         Technologies Corporation and Michael Ohanian, dated February
         28, 1998, filed as Exhibit 10.19 to the Company's 1997
         Annual Report on Form 10-K, and incorporated herein by reference.
10.11    Amendment No. 3 to Employment Agreement between Intermec
         Technologies Corporation and Michael Ohanian, dated May 20,
         1998, filed as Exhibit 10.9 to the Company's 1998 Annual
         Report on Form 10-K, and incorporated herein by reference.
10.12    Amendment No. 4 to Employment Agreement between Intermec
         Technologies Corporation and Michael Ohanian, dated February
         28, 1999, filed as Exhibit 10.10 to the Company's 1998
         Annual Report on Form 10-K, and incorporated herein by reference.
10.13    Amendment No. 5 to Employment Agreement between Intermec
         Technologies Corporation and Michael Ohanian, dated May 18,
         1999, filed as Exhibit 10.11 to the Company's June 30, 1999
         Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.14    UNOVA, Inc. Director Stock Option and Fee Plan, filed as
         Exhibit 10.7 to the Company's September 30, 1997 Quarterly
         Report on Form 10-Q, and incorporated herein by reference.
10.15    Amendment No. 1 to the UNOVA, Inc. Director Stock Option and
         Fee Plan filed as Exhibit 10.13 to the Company's September
         30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.16    UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as
         Exhibit 10I to the Company's Registration Statement on Form
         10 No. 001-13279 and incorporated herein by reference.
10.17    UNOVA, Inc. Supplemental Executive Retirement Plan, filed on
         October 1, 1997 as Exhibit 10H to Amendment No. 1 to the
         Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.
10.18    Amendment No. 1 to UNOVA, Inc. Supplemental Executive
         Retirement Plan, dated September 23, 1998, filed as Exhibit
         10.22 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.19    Amendment No. 2 to UNOVA, Inc. Supplemental Executive
         Retirement Plan, dated March 11, 1999, filed as Exhibit
         10.15 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.
10.20    Amendment No. 3 to UNOVA, Inc. Supplemental Executive
         Retirement Plan, dated March 15, 2000.*
10.21    Supplemental Retirement Agreement between UNOVA, Inc. and
         Alton J. Brann, filed on October 1, 1997 as Exhibit 10L to
         Amendment No. 1 to the Company's Registration Statement on
         Form 10 No. 001-13279 and incorporated herein by reference.
10.22    Amendment No. 1 to Supplemental Retirement Agreement between
         UNOVA, Inc. and Alton J. Brann, dated September 23, 1998, filed as Exhibit 10.21 to the Company's September 30, 1998
         Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.23    Amendment No. 2 to Supplemental Executive Retirement
         Agreement between UNOVA, Inc. and Alton J. Brann, dated
         March 11, 1999, filed as Exhibit 10.18 to the Company's 1998
         Annual Report on Form 10-K, and incorporated herein by reference .
10.24    Amendment No. 3 to Supplemental Executive Retirement
         Agreement between UNOVA, Inc. and Alton J. Brann, dated
         March 15, 2000.*
10.25    Supplemental Executive Retirement Agreement between UNOVA,
         Inc. and Larry D. Brady, dated March 15, 2000.*

                                  UNOVA, INC.

10.26    Employment Agreement dated August 1997, between UNOVA, Inc., and Clayton A. Williams, filed on October 1, 1997 as Exhibit
         10K to Amendment No. 1 to the Company's Registration
         Statement on Form 10 No. 001-13279 and incorporated herein by reference.
10.27    Amendment No. 1 to Employment Agreement between UNOVA, Inc.
         and Clayton A. Williams, dated March 24, 1998, filed as
         Exhibit 10.20 to the Company's 1997 Annual Report on Form
         10-K, and incorporated herein by reference.
10.28    Amendment No. 2 to Employment Agreement between UNOVA, Inc.
         and Clayton A. Williams, dated May 18, 1998, filed as
         Exhibit 10.21 to the Company's 1998 Annual Report on Form
         10-K, and incorporated herein by reference.
10.29    UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit
         10.12 to the Company's September 30, 1997 Quarterly Report
         on Form 10-Q, and incorporated herein by reference.
10.30    Removed and reserved.
10.31    UNOVA, Inc. Executive Severance Plan (As Amended November
         18, 1999).*
10.32    Form of Promissory Notes in favor of the Company given by
         certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form
         10-Q, and incorporated herein by reference.
10.33    Board resolution dated September 24, 1997 establishing the
         UNOVA, Inc. Incentive Loan Program, filed as Exhibit 10.15 to the Company's September 30, 1997 Quarterly Report on Form
         10-Q, and incorporated herein by reference.
10.34    UNOVA, Inc. Executive Survivor Benefit Plan, filed as
         Exhibit 10.17 to the Company's 1997 Annual Report on Form
         10-K, and incorporated herein by reference.
10.35    UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company's definitive Proxy Statement relating to the
         Annual Meeting of Shareholders to be held on May 7, 1999
         (the "1999 Proxy Statement"), and incorporated herein by
         reference.
10.36    UNOVA, Inc. Management Incentive Compensation Plan, filed as
         Annex B to the Company's 1999 Proxy Statement, and
         incorporated herein by reference.
10.37    UNOVA, Inc. Group Executive Medical Benefit Plan.*
10.38    Letter Offering Employment to Larry D. Brady as President
         and Chief Operating Officer of UNOVA, Inc., as accepted by
         Mr. Brady on June 16, 1999, filed as Exhibit 10.32 to the
         Company's June 30, 1999 Quarterly Report on Form 10-Q, and
         incorporated herein by reference.
10.39    Restricted Stock Agreement between UNOVA, Inc. and Larry D.
         Brady, filed as Exhibit 10.34 to the Company's September 30,
         1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.40    Letter of Offering Employment to Robert O'Malley as
         President of Intermec Technologies Corporation, as accepted by Mr. O'Malley on May 26, 1999.*
21       Subsidiaries of the Registrant included herein on page E-6.
23       Independent Auditors' Consent included herein on page E-7.
27       Financial Data Schedule (filed only electronically with the
         Securities and Exchange Commission).*

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.