Form 10-Q
period 2000-03-31
UNOVA INC
filed 2000-05-10
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

           21900 BURBANK BOULEVARD
          WOODLAND HILLS, CALIFORNIA                     91367-7418
                 WWW.UNOVA.COM                           (Zip Code)
       (Address of principal executive
            offices and internet site)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 992-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 28, 2000 there were 55,553,061 shares of Common Stock outstanding, exclusive of treasury shares.

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         Consolidated Statements of Operations
         Three Months Ended March 31, 2000 and 1999 (unaudited).........3

         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999 (unaudited)...............4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999 (unaudited).........5

         Notes to Consolidated Financial Statements (unaudited).........6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................9


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K...............................12


Signatures .............................................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  --------------------------------
                                                       2000                1999
                                                  ------------        ------------
Sales and Service Revenues                        $    484,827        $    493,400
                                                  ------------        ------------
Costs and Expenses
    Cost of sales and service                          363,385             352,309
    Selling, general and administrative                 97,615             109,668
    Depreciation and amortization                       17,019              16,583
    Interest, net                                        7,612               9,082
                                                  ------------        ------------
      Total Costs and Expenses                         485,631             487,642
                                                  ------------        ------------
Earnings (Loss) before Taxes on Income                    (804)              5,758
Taxes on Income                                            310              (2,303)
                                                  ============        ============
Net Earnings (Loss)                               $       (494)       $      3,455
                                                  ============        ============
Basic and Diluted Earnings (Loss) per Share       $      (0.01)       $       0.06
                                                  ============        ============

Shares Used in Computing Basic
    Earnings (Loss) per Share                       55,552,772          54,943,091

Shares Used in Computing Diluted
    Earnings (Loss) per Share                       55,552,772          54,943,988



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)

                                                     MARCH 31,      DECEMBER 31,
                                                        2000            1999
                                                    -----------     -----------
                       ASSETS

Current Assets
    Cash and cash equivalents                       $    16,746     $    25,239
    Accounts receivable, net                            531,935         596,885
    Inventories, net of progress billings               298,717         310,175
    Deferred tax assets                                 157,514         158,170
    Other current assets                                 20,583          19,873
                                                    -----------     -----------
       Total Current Assets                           1,025,495       1,110,342
                                                    -----------     -----------

Property, Plant and Equipment, at Cost                  473,526         472,229
Less Accumulated Depreciation                          (207,556)       (201,330)
                                                    -----------     -----------
    Property, Plant and Equipment, Net                  265,970         270,899
                                                    -----------     -----------

Goodwill and Other Intangibles, Net                     394,205         399,131
                                                    -----------     -----------

Other Assets                                            126,898         123,167
                                                    -----------     -----------

Total Assets                                        $ 1,812,568     $ 1,903,539
                                                    ===========     ===========

      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Accounts payable and accrued expenses           $   396,565     $   509,188
    Payroll and related expenses                         84,951          89,309
    Notes payable and current portion
      of long-term obligations                           92,930          64,002
                                                    -----------     -----------
       Total Current Liabilities                        574,446         662,499
                                                    -----------     -----------

Long-term Obligations                                   365,389         365,386
                                                    -----------     -----------

Deferred Tax Liabilities                                 46,054          44,777
                                                    -----------     -----------

Other Long-term Liabilities                              97,887          99,577
                                                    -----------     -----------

Commitments and Contingencies

Shareholders' Investment
    Common stock                                            556             556
    Additional paid-in capital                          652,777         652,157
    Retained earnings                                    90,766          91,260
    Accumulated other comprehensive loss -
       cumulative currency translation adjustment       (15,307)        (12,673)
                                                    -----------     -----------
       Total Shareholders' Investment                   728,792         731,300
                                                    -----------     -----------

Total Liabilities and Shareholders' Investment      $ 1,812,568     $ 1,903,539
                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               --------------------------
                                                                    2000             1999
                                                               ---------        ---------
Cash and Cash Equivalents at Beginning of Period               $  25,239        $  17,708
                                                               ---------        ---------
Cash Flows from Operating Activities:
     Net earnings (loss)                                            (494)           3,455
     Adjustments to reconcile net earnings (loss) to net
      cash used in operating activities:
        Depreciation and amortization                             17,019           16,583
        Change in prepaid pension costs, net                      (4,412)          (4,276)
        Deferred taxes                                            (2,589)          (2,209)
        Changes in operating assets and liabilities:
          Accounts receivable                                     65,271           (3,335)
          Inventories                                             11,458            3,845
          Other current assets                                      (710)          (1,264)
          Accounts payable and accrued expenses                 (112,341)         (66,845)
          Payroll and related expenses                            (5,811)          (4,953)
        Other operating activities                                (1,041)           4,452
                                                               ---------        ---------
          Net Cash Used in Operating Activities                  (33,650)         (54,547)
                                                               ---------        ---------

Cash Flows from Investing Activities:
     Capital expenditures                                         (9,677)         (14,836)
     Other investing activities                                    5,283              216
                                                               ---------        ---------
          Net Cash Used in Investing Activities                   (4,394)         (14,620)
                                                               ---------        ---------

Cash Flows from Financing Activities:
     Net proceeds from notes payable and credit facility          28,886           65,916
     Other financing activities                                      665               45
                                                               ---------        ---------
          Net Cash Provided by Financing Activities               29,551           65,961
                                                               ---------        ---------

Resulting Decrease in Cash and Cash Equivalents                   (8,493)          (3,206)
                                                               ---------        ---------

Cash and Cash Equivalents at End of Period                     $  16,746        $  14,502
                                                               =========        =========


Supplemental disclosure of cash flow information
     Interest paid                                             $  11,587        $  12,615
     Income taxes paid (refunded)                              $     162        $  (4,278)



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)


1. UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") became an independent public company on October 31, 1997 (the "Distribution Date"), when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI"), in the form of a dividend (the "Distribution"). Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held.

        The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.


2.      Inventories, net of progress billings consisted of the following:


                                                     MARCH 31,       DECEMBER 31,
                                                       2000             1999
                                                     ---------        ---------
                                                       (THOUSANDS OF DOLLARS)
         Raw materials and work in process           $ 283,202        $ 289,656
         Finished goods                                 44,230           44,336
         Less progress billings                        (28,715)         (23,817)
                                                     ---------        ---------

         Inventories, net of progress billings       $ 298,717        $ 310,175
                                                     =========        =========


3.      Interest, net was composed of the following:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       2000           1999
                                      -------        -------
                                      (THOUSANDS OF DOLLARS)
         Interest expense            $ 8,385        $ 9,588
         Interest income                (773)          (506)
                                      -------        -------

         Interest, net expense       $ 7,612        $ 9,082
                                      =======        =======


4. For the three months ended March 31, 2000 and December 31, 1999, basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of outstanding stock options using the "treasury stock" method. For the three months ended March 31, 2000, diluted weighted average shares excludes 251 incremental shares related to stock options because their effect is antidilutive due to the Company reporting a net loss.

      Shares used for basic and diluted earnings per share were computed as follows:
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2000             1999
                                                     ----------       ----------
         Basic weighted average shares               55,552,772       54,943,091
         Dilutive effect of stock options                     -              897
                                                     ----------       ----------
         Diluted weighted average shares             55,552,772       54,943,988
                                                     ==========       ==========

        At March 31, 2000 and December 31, 1999, Company employees and directors held options to purchase 5,943,420 and 5,524,700 shares, respectively, of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.


5.      The Company's comprehensive loss amounts were computed as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2000           1999
                                                        ---------------------
                                                        (THOUSANDS OF DOLLARS)
         Net earnings (loss)                            $  (494)       $ 3,455
         Change in equity due to foreign
          currency translation adjustments               (2,634)        (4,111)
                                                        -------        -------
         Comprehensive (loss)                           $(3,128)       $  (656)
                                                        =======        =======


6. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems and Advanced Manufacturing Equipment. The Company uses operating profit, which is defined as earnings before taxes on income and net interest expense, to evaluate performance.

        Corporate and other amounts include corporate operating costs and currency transaction gains and losses. There were no material intersegment transactions.

                         OPERATIONS BY BUSINESS SEGMENT
                              (MILLIONS OF DOLLARS)


                                                               INDUSTRIAL AUTOMATION
                                                                      SYSTEMS
                                                             ---------------------------
                                 QUARTER       AUTOMATED     INTEGRATED      ADVANCED      CORPORATE
                                  ENDED          DATA        PRODUCTION    MANUFACTURING   AND OTHER
                                MARCH 31,       SYSTEMS       SYSTEMS        EQUIPMENT      AMOUNTS         TOTAL
                                ---------      ---------     ----------    -------------   ----------       ------
Sales                             2000         $209.5         $207.2         $ 68.1                         $484.8
                                  1999          208.0          202.9           82.5                          493.4

Operating profit (loss)           2000            4.4            8.1            2.3         $ (8.0)            6.8
                                  1999            7.6           11.9            2.0           (6.7)           14.8

7. The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. Rental expense under the provisions of this lease was $0.2 million and $0.1 million for the three months ended March 31, 2000 and March 31,1999, respectively.


8. In April 2000, the Company signed a letter of intent to sell its Amtech Transportation Systems subsidiary, subject to finalization of sale terms and approvals by the Company's and buyer's boards of directors. The net assets and results of operations of Amtech Transportation Systems are not material to the Company's consolidated financial statements for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets served: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit for the three months ended March 31, 2000 and 1999 were as follows:


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          -----------------------
                                            2000           1999
                                          --------       --------
                                           (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES
Automated Data Systems                    $209,553       $207,985
Industrial Automation Systems:
   Integrated Production Systems           207,170        202,946
   Advanced Manufacturing Equipment         68,104         82,469
                                          --------       --------

Total Sales and Service Revenues          $484,827       $493,400
                                          ========       ========

SEGMENT OPERATING PROFIT
Automated Data Systems                    $  4,431       $  7,650
Industrial Automation Systems:
   Integrated Production Systems             8,113         11,900
   Advanced Manufacturing Equipment          2,267          1,982
                                          --------       --------

Total Segment Operating Profit            $ 14,811       $ 21,532
                                          ========       ========

Sales and Service Revenues and Segment Operating Profit

Total sales and service revenues decreased $8.6 million, or 2%, for the three months ended March 31, 2000, compared with the corresponding prior year period. Total segment operating profit decreased $6.7 million, or 31%, for the three months ended March 31, 2000, compared to the corresponding prior year period.

Automated Data Systems: ADS segment revenues increased $1.6 million, or 1%, and operating profit decreased $3.2 million, or 42%, for the three months ended March 31, 2000, compared with the corresponding prior year period. The increase in sales was due to significant systems and solutions contracts at Intermec's European operations, partially offset by postponed projects for Direct Store Delivery (DSD) customers in the beverage industry. The decrease in operating profit was due to the sales mix containing a larger proportion of lower margin products and services.

Integrated Production Systems: IPS segment revenues increased $4.2 million, or 2%, and related operating profit decreased $3.8 million, or 32%, for the three months ended March 31, 2000, compared with the corresponding prior year period. The increase in revenues is primarily attributable to strong domestic engineering orders, partially offset by low order levels and contracts in the early stages of completion at the UK operations. The decrease in operating profit was due to unabsorbed overhead and the resulting reduced margins caused by the decline in European sales. IPS backlog decreased from $627.7 million at December 31, 1999 to $603.6 million at March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Advanced Manufacturing Equipment: AME segment revenues decreased $14.4 million, or 17%, while related operating profit increased $0.3 million, or 14%, for the three months ended March 31, 2000, compared with the corresponding prior year period. The decrease in revenues reflects a continuing decline in the general machine tool market. Operating profit as a percentage of sales increased due to headcount reductions and cost structure improvements made in response to the weak market conditions and the elimination of certain unprofitable and low-margin activities. AME backlog decreased from $102.5 million at December 31, 1999 to $89.0 million at March 31, 2000.

Costs and Expenses

Cost of sales increased $11.1 million from $352.3 million for the three months ended March 31, 1999 to $363.4 million for the three months ended March 31, 2000. The increase was due primarily to unabsorbed overhead at IPS' UK operations and the ADS sales mix containing a larger proportion of lower margin products and services.

Selling, general and administrative ("SG&A") expenses decreased $12.1 million from $109.7 million for the three months ended March 31, 1999 to $97.6 million for the three months ended March 31, 2000. As a percentage of sales, SG&A decreased from 22% in 1999, to 20% in 2000. The percentage decrease is attributable to headcount reductions and cost-structure improvements in both the ADS and AME segments, partially offset by additional costs from the sale of undivided interests in UNOVA's trade accounts receivable.

Depreciation and amortization expense increased from $16.6 million for the three months ended March 31, 1999 to $17.0 million for to the three months ended March 31, 2000 due to an increase in the machinery and equipment component of fixed assets.

Net interest expense was $7.6 million and $9.1 million for the three months ended March 31, 2000 and 1999, respectively. The decrease is attributable to lower outstanding debt during the three months ended March 31, 2000 as compared to the same period in 1999, partially offset by increased short-term borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased from $25.2 million at December 31, 1999 to $16.7 million at March 31, 2000. Total debt increased from $429.4 million at December 31, 1999 to $458.3 million at March 31, 2000 due to the normal capital expenditures and working capital needs of the Company.

The Company maintains two unsecured committed credit facilities with banks from which it may borrow up to $500.0 million. Under these credit facilities, the Company may borrow at the prime rate, the London Inter Bank Offered Rate, rates borne by certificates of deposit or other rates that are mutually acceptable to the banks and the Company, plus a respective rate margin that varies based on outstanding borrowing levels and the Company's credit rating. At April 28, 2000, $300.0 million of these credit facilities was available for the Company's general use.

In April 2000, the Company signed a letter of intent to sell its Amtech Transportation Systems subsidiary, subject to finalization of sale terms and approvals by the Company's and buyer's boards of directors. The net assets and results of operations of Amtech Transportation Systems are not material to the Company's consolidated financial statements for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 1999, a financing subsidiary of UNOVA entered into an agreement to sell undivided interests in a revolving pool of the Company's trade accounts receivable to a financial institution which issues its short-term debt backed by receivables acquired in similar transactions. The financing subsidiary purchased these receivables, irrevocably and without recourse, from the Company under a separate agreement. Under the terms of these agreements, UNOVA is entitled to receive up to $100.0 million of proceeds from the sale of undivided interests in the receivables. At March 31, 2000 and December 31, 1999 net proceeds from these agreements of approximately $100.0 million have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Costs associated with these agreements were $1.6 million for the three months ended March 31, 2000 and have been classified as selling, general and administrative expenses.

The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital and capital expenditure requirements for the next 12 months.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about the Company's ability to meet its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. This report should be read in conjunction with the Company's Annual Report on Form 10-K which contains a fuller discussion of such risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

(b)     See Exhibit Index included herein on page E-1.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              UNOVA, INC.
                                              (Registrant)




                                              By    /s/   Michael E. Keane
                                                 ------------------------------
                                                 Michael E. Keane
                                                 Senior Vice President and
                                                 Chief Financial Officer






May 10, 2000

                                  UNOVA, INC.

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

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

    4.5        Amendment No. 4 to the $400,000,000 Credit Agreement dated
               November 24, 1999, filed as Exhibit 4.5 to the Company's 1999
               Annual Report on Form 10-K, and incorporated herein by reference.

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

    4.11       Amended and Restated Credit Agreement (364 Day Agreement), among
               UNOVA, Inc., the banks listed therein, and Morgan Guaranty Trust
               Company of New York, as agent, dated December 1, 1999, filed as
               Exhibit 4.11 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

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

    4.13 Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's
               1999 Annual Report on Form 10-K, and incorporated herein by reference.

    4.14 Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's
               1999 Annual Report on Form 10-K, and incorporated herein by reference.

    4.15       Receivables Purchase Agreement dated June 18, 1999, between
               UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser
               (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    4.16       Amendment No.1 to the Receivable Purchase Agreement dated
               December 15, 1999, filed as exhibit 4.16 to the Company's 1999
               Annual Report on Form 10-K, and incorporated herein by reference.

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

   10.6 Amendment to the Form of Change of Control Employment Agreements with Alton J. Brann, Larry D. Brady, Michael E. Keane, Robert G.
               O'Malley and certain other officers of the Company, filed as
               Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

   10.7        Form of Change of Control Employment Agreement with Charles E.
               Wolfbauer and certain other officers of the Company, filed as
               Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

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

   10.20       Amendment No. 3 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated March 15, 2000, filed as Exhibit 10.20 to the
               Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

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

   10.24 Amendment No. 3 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated March 15, 2000.*

   10.25       Supplemental Executive Retirement Plan between UNOVA, Inc. and
               Larry D. Brady dated March 15, 2000, filed as Exhibit 10.25 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

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

   10.30       Removed and reserved.

   10.31 UNOVA, Inc. Executive Severance (As Amended November 18, 1999), filed as Exhibit 10.31 to the Company's 1999 Annual Report on
               Form 10-K, and incorporated herein by reference.

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

   10.37       UNOVA, Inc. Group Executive Medical Benefit Plan, filed as
               Exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

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

   10.40       Letter of Offering Employment to Robert O'Malley as President of
               Intermec Technologies Corporation, as accepted by Mr. O'Malley on
               May 26, 1999, filed as Exhibit 10.40 to the Company's 1999 Annual
               Report on Form 10-K, and incorporated herein by reference.

   27          Financial Data Schedule (filed only electronically with the
               Securities and Exchange Commission). *


   * Copies of these documents are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.