Form 10-Q
period 2000-06-30
UNOVA INC
filed 2000-08-10
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 2000 there were 55,938,760 shares of Common Stock outstanding, exclusive of treasury shares.

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




                                                                             PAGE
                                                                            NUMBER
PART I.  FINANCIAL INFORMATION


       ITEM 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited)
                    Six months ended June 30, 2000 and 1999..................  3

                  Consolidated Statements of Operations (unaudited)
                   Three Months Ended June 30, 2000 and 1999.................  4

                  Consolidated Balance Sheets (unaudited)
                   June 30, 2000 and December 31, 1999 ......................  5

                  Consolidated Statements of Cash Flows (unaudited)
                   Six Months Ended June 30, 2000 and 1999...................  6

                  Notes to Consolidated Financial Statements (unaudited).....  7


       ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............... 10

PART II. OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K............................. 14


 Signatures                                                                   15

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                      ---------------------------------
                                                          2000                 1999
                                                      ------------         ------------
Sales and Service Revenues ...................        $    965,059         $    987,831
                                                      ------------         ------------
Costs and Expenses
    Cost of sales and service ................             733,271              703,335
    Selling, general and administrative ......             204,404              221,436
    Depreciation and amortization ............              34,832               32,714
    Interest, net ............................              15,781               19,005
                                                      ------------         ------------
      Total Costs and Expenses ...............             988,288              976,490
                                                      ------------         ------------

Other Income, Net ............................              40,186
                                                      ------------
Earnings before Taxes on Income ..............              16,957               11,341
Taxes on Income ..............................              (1,187)              (4,536)
                                                      ------------         ------------
Net Earnings .................................        $     15,770         $      6,805
                                                      ============         ============


Basic and Diluted Earnings per Share .........        $       0.28         $       0.12
                                                      ============         ============
Shares Used in Computing Basic
    Earnings per Share .......................          55,555,421           54,944,359

Shares Used in Computing Diluted
    Earnings per Share .......................          55,555,676           54,947,033



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                     ---------------------------------
                                                          2000                 1999
                                                     ------------         ------------
Sales and Service Revenues ..................        $    480,232         $    494,431
                                                     ------------         ------------
Costs and Expenses
    Cost of sales and service ...............             369,886              351,026
    Selling, general and administrative .....             106,789              111,768
    Depreciation and amortization ...........              17,813               16,131
    Interest, net ...........................               8,169                9,923
                                                     ------------         ------------
      Total Costs and Expenses ..............             502,657              488,848
                                                     ------------         ------------

Other Income, Net ...........................              40,186
                                                     ------------
Earnings before Taxes on Income .............              17,761                5,583
Taxes on Income .............................              (1,497)              (2,233)
                                                     ------------         ------------
Net Earnings ................................        $     16,264         $      3,350
                                                     ============         ============

Basic and Diluted Earnings per Share ........        $       0.29         $       0.06
                                                     ============         ============

Shares Used in Computing Basic
    Earnings per Share ......................          55,558,069           54,945,613

Shares Used in Computing Diluted
    Earnings per Share ......................          55,558,578           54,950,064


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)

                                     ASSETS

                                                                             JUNE 30,          DECEMBER 31,
                                                                               2000                1999
                                                                           -----------         -----------
Current Assets
     Cash and cash equivalents ....................................        $     7,059         $    25,239
     Accounts receivable, net .....................................            472,040             596,885
     Inventories, net of progress billings ........................            263,430             310,175
     Deferred tax assets ..........................................            159,100             158,170
     Other current assets .........................................             21,911              19,873
                                                                           -----------         -----------
        Total Current Assets ......................................            923,540           1,110,342
                                                                           -----------         -----------
Property, Plant and Equipment, at Cost ............................            462,448             472,229
Less Accumulated Depreciation .....................................           (212,768)           (201,330)
                                                                           -----------         -----------
     Property, Plant and Equipment, Net ...........................            249,680             270,899
                                                                           -----------         -----------
Goodwill and Other Intangibles, Net ...............................            378,295             399,131
                                                                           -----------         -----------

Other Assets ......................................................            130,332             123,167
                                                                           -----------         -----------
Total Assets ......................................................        $ 1,681,847         $ 1,903,539
                                                                           ===========         ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                             JUNE 30,          DECEMBER 31,
                                                                               2000                1999
                                                                           -----------         -----------
Current Liabilities
     Accounts payable and accrued expenses ........................        $   332,513         $   509,188
     Payroll and related expenses .................................             83,795              89,309
     Notes payable and current portion of long-term obligations ...             14,316              64,002
                                                                           -----------         -----------
        Total Current Liabilities .................................            430,624             662,499
                                                                           -----------         -----------
Long-term Obligations .............................................            365,317             365,386
                                                                           -----------         -----------
Deferred Tax Liabilities ..........................................             47,457              44,777
                                                                           -----------         -----------
Other Long-term Liabilities .......................................             96,006              99,577
                                                                           -----------         -----------
Commitments and Contingencies......................................

Shareholders' Investment
     Common stock .................................................                559                 556
     Additional paid-in capital ...................................            655,820             652,157
     Retained earnings ............................................            107,030              91,260
     Accumulated other comprehensive loss -
        cumulative currency translation adjustment ................            (20,966)            (12,673)
                                                                           -----------         -----------
        Total Shareholders' Investment ............................            742,443             731,300
                                                                           -----------         -----------

Total Liabilities and Shareholders' Investment ....................        $ 1,681,847         $ 1,903,539
                                                                           ===========         ===========


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ---------------------------
                                                                            2000              1999
                                                                         ---------         ---------
Cash and Cash Equivalents at Beginning of Period ................        $  25,239         $  17,708
                                                                         ---------         ---------
Cash Flows from Operating Activities:
     Net earnings ...............................................           15,770             6,805
     Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Gain on sale of business ................................          (44,686)
        Depreciation and amortization ...........................           34,832            32,714
        Change in prepaid pension costs, net ....................           (8,258)           (8,554)
        Deferred taxes ..........................................           (1,880)          (10,326)
        Proceeds from the sale of accounts receivable ...........                             82,000
        Changes in operating assets and liabilities:
          Accounts receivable ...................................          108,254           (13,530)
          Inventories ...........................................           33,038            30,342
          Other current assets ..................................            6,166             2,645
          Accounts payable and accrued expenses .................         (176,430)          (87,814)
          Payroll and related expenses ..........................           (7,480)           (6,721)
        Other operating activities ..............................           (5,273)            5,722
                                                                         ---------         ---------
          Net Cash Provided by (Used in) Operating Activities ...          (45,947)           33,283
                                                                         ---------         ---------

Cash Flows from Investing Activities:
     Proceeds from sale of business .............................           88,000
     Capital expenditures .......................................          (19,376)          (35,220)
     Other investing activities .................................            6,350             9,044
                                                                         ---------         ---------
          Net Cash Provided by (Used in) Investing Activities ...           74,974           (26,176)
                                                                         ---------         ---------

Cash Flows from Financing Activities:
     Net decrease in notes payable and credit facilities ........          (49,776)          (16,731)
     Other financing activities .................................            2,569             3,189
                                                                         ---------         ---------
          Net Cash Used in Financing Activities .................          (47,207)          (13,542)
                                                                         ---------         ---------

Resulting Decrease in Cash and Cash Equivalents .................          (18,180)           (6,435)
                                                                         ---------         ---------

Cash and Cash Equivalents at End of Period ......................        $   7,059         $  11,273
                                                                         =========         =========



Supplemental disclosure of cash flow information:
     Interest paid ..............................................        $  16,161         $  19,885
     Income taxes paid (refunded) ...............................        $   2,844         $    (274)



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


2. Inventories, net of progress billings consisted of the following (thousands of dollars):


                                                 June 30,        December 31,
                                                   2000              1999
                                                ---------         ---------
Raw materials and work in process ......        $ 272,357         $ 289,656
Finished goods .........................           28,002            44,336
Less progress billings .................          (36,929)          (23,817)
                                                ---------         ---------

Inventories, net of progress billings ..        $ 263,430         $ 310,175
                                                =========         =========


3.      Interest, net was composed of the following (thousands of dollars):

                                   Six Months Ended                 Three Months Ended
                                        June 30,                         June 30,
                               -------------------------         -------------------------
                                 2000             1999             2000             1999
                               --------         --------         --------         --------
Interest expense ......        $ 16,977         $ 19,519         $  8,592         $  9,931
Interest income .......          (1,196)            (514)            (423)              (8)
                               --------         --------         --------         --------
Interest, net .........        $ 15,781         $ 19,005         $  8,169         $  9,923
                               ========         ========         ========         ========


4. Basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      (continued)

        Shares used for basic and diluted earnings per share were computed as follows:

                                                 Six Months Ended                  Three Months Ended
                                                      June 30,                            June 30,
                                            ----------------------------        ----------------------------
                                               2000              1999              2000              1999
                                            ----------        ----------        ----------        ----------
Basic weighted average shares ......        55,555,421        54,944,359        55,558,069        54,945,613
Dilutive effect of stock options ...               255             2,674               509             4,451
                                            ----------        ----------        ----------        ----------
Diluted weighted average shares ....        55,555,676        54,947,033        55,558,578        54,950,064
                                            ==========        ==========        ==========        ==========


        At June 30, 2000 and 1999, Company employees and directors held options to purchase 5,502,620 and 3,957,100 shares, respectively, of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.


5. The Company's comprehensive income (loss) amounts were computed as follows (thousands of dollars):

                                                    Six Months Ended                 Three Months Ended
                                                         June 30,                           June 30,
                                                -------------------------         -------------------------
                                                    2000             1999             2000             1999
                                                --------         --------         --------         --------
Net earnings ...........................        $ 15,770         $  6,805         $ 16,264         $  3,350
Change in equity due to foreign
   currency translation adjustments ....          (8,293)          (7,965)          (5,659)          (3,854)
                                                --------         --------         --------         --------

Comprehensive income (loss) ............        $  7,477         $ (1,160)        $ 10,605         $   (504)
                                                ========         ========         ========         ========


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

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      (continued)

                             (Millions of Dollars)

                                                                Integrated     Advanced
                                                Automated       Production   Manufacturing    Corporate
                                               Data Systems      Systems       Equipment      and Other        Total
                                               ------------     ----------   -------------    ---------        ------
Six Months Ended June 30:

Sales ........................          2000     $399.0           $429.7         $136.4                        $965.1
                                        1999      418.4            413.6          155.8                         987.8
Operating profit (loss) ......          2000       22.4(a)          23.4            3.5         $(16.6)          32.7
                                        1999       10.3             32.7            1.5          (14.2)          30.3

Three Months Ended June 30:

Sales ........................          2000      189.4            222.5           68.3                         480.2
                                        1999      210.4            210.6           73.4                         494.4
Operating profit (loss) ......          2000       18.0(a)          15.3            1.2           (8.6)          25.9
                                        1999        2.7             20.8           (0.5)          (7.5)          15.5

(a) includes net other income of $40.2 million


7. The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. Rental expense under the provisions of this lease was $0.5 million and $0.3 million for the six and three month periods ended June 30, 2000, respectively. Rental expense for the six and three month periods ended June 30, 1999 was $0.4 million and $0.2 million, respectively.

8. Net other income of $40.2 million is comprised of a one-time gain from the sale of the ADS segment's Amtech transportation systems operations ("Amtech"), partially offset by severance charges related to the ADS segment's North American manufacturing activities.

        In June 2000, the Company sold Amtech and received preliminary cash proceeds of approximately $88 million. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements for all periods presented.

9. During the second quarter of 2000 the Company significantly reduced its annual effective tax rate to reflect the recognition of expected tax benefits from previously incurred losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets:
Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit (loss) for the six and three months ended June 30, 2000 and 1999 were as follows:


                                                       SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                     2000             1999            2000                 1999
                                                   --------------------------       ------------------------------
                                                     (thousands of dollars)             (thousands of dollars)
Sales and Service Revenues
   Automated Data Systems .................        $ 399,018        $ 418,426       $ 189,465            $ 210,441
   Industrial Automation Systems:
      Integrated Production Systems .......          429,686          413,561         222,516              210,615
      Advanced Manufacturing Equipment ....          136,355          155,844          68,251               73,375
                                                   ---------        ---------       ---------            ---------

   Total Sales and Service Revenues .......        $ 965,059        $ 987,831       $ 480,232            $ 494,431
                                                   =========        =========       =========            =========

Segment Operating Profit (Loss)
   Automated Data Systems .................         $(17,788)(a)    $  10,315       $ (22,219)(a)        $   2,665
   Industrial Automation Systems:
      Integrated Production Systems .......           23,425           32,716          15,312               20,816
      Advanced Manufacturing Equipment ....            3,510            1,462           1,243                 (520)
                                                   ---------        ---------       ---------            ---------

   Segment Operating Profit (Loss) ........        $   9,147        $  44,493       $  (5,664)           $  22,961
                                                   =========        =========       =========            =========
(a) excludes net other income of $40,186


Sales and Service Revenues and Segment Operating Profit

Total sales and service revenues for the six months ended June 30, 2000 were $965.1 million, a decrease of $22.8 million, or 2%, from the corresponding prior year period. Total segment operating profit of $9.1 million for the six months ended June 30, 2000 represents a decrease of $35.3 million, or 79%, compared to the corresponding prior year period.

For the three months ended June 30, 2000, total sales and service revenues of $480.2 million represents a decrease of $14.2 million, or 3%, compared with the corresponding prior year quarter. For the three months ended June 30, 2000, the Company reported a total segment operating loss of $5.7 million compared to total segment operating profit of $23.0 million for the corresponding prior year quarter.

Automated Data Systems: ADS segment revenues decreased $19.4 million, or 5%, for the six months ended June 30, 2000, and $21.0 million, or 10%, for the three months ended June 30, 2000, compared to the corresponding prior year periods. The sales decline was caused primarily by continuing weakness in the Direct Store Delivery (DSD) market and sales force disruption as the Company's Intermec subsidiary shifts from a geographic sales orientation to a named-account/vertical marketing structure. As a result of its 1999 ERP system issues and current sales force disruption, Intermec has not participated in its overall market growth. For the six and three month periods ended June 30, 2000, ADS reported segment operating losses of $17.8 million and $22.2 million, respectively, compared to segment operating profit of $10.3 million and $2.7 million in the corresponding prior year periods. The significant operating loss for the 2000 second quarter was primarily a result of lower sales volume which contributed less margin to cover reduced overhead and selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Integrated Production Systems: IPS segment revenues increased $16.1 million, or 4%, and $11.9 million, or 6%, for the six and three month periods ended June 30, 2000, respectively, compared to the corresponding prior year periods. Strong domestic activity for the segment's engineering and design products and precision grinding systems was the primary contributor to revenue growth for the first half of 2000. Domestic revenue growth was partially offset by declines in foreign sales due to weakness in UK markets. Related operating profit decreased $9.3 million, or 28%, for the six months ended June 30, 2000, and $5.5 million, or 26%, for the three months ended June 30, 2000 compared with the corresponding prior year periods. The IPS operating profit decline was attributed to operating losses incurred at foreign operations due to unabsorbed costs. IPS backlog decreased from $627.7 million at December 31, 1999 to $546.8 million at June 30, 2000 due to an increase in project delays by automotive customers. The Company believes that the decline in backlog may indicate an overall softness in its automotive related markets.

Advanced Manufacturing Equipment: AME segment revenues decreased $19.5 million, or 13%, and $5.1 million, or 7%, for the six and three month periods ended June 30, 2000, compared to the corresponding prior year periods, respectively. The decrease in revenues reflects continued weakness in the general machine tool market. AME reported operating profit of $3.5 million for the six months ended June 30, 2000, compared to $1.5 million for the corresponding prior year period. For the 2000 second quarter, AME reported operating profit of $1.2 million compared to an operating loss of $0.5 million for the second quarter of 1999. AME achieved marginal operating profits, despite the revenue decline, due to 1999 headcount reductions and cost structure improvements. AME backlog decreased from $102.5 million at December 31, 1999 to $81.5 million at June 30, 2000.

Costs and Expenses

Cost of sales increased $30.0 million to $733.3 million for the six months ended June 30, 2000 from $703.3 million for the six months ended June 30, 1999. Cost of sales increased $18.9 million to $369.9 million for the three months ended June 30, 2000 from $351.0 million for the three months ended June 30, 1999. Cost of sales as a percentage of sales increased to 76% and 77% for the six and three month periods ended June 30, 2000, respectively, from 71% in each of the corresponding periods in the prior year due to the above-mentioned factors contributing to fluctuations in revenue and operating profit.

Selling, general and administrative expenses ("SG&A") decreased $17.0 million to $204.4 million for the six months ended June 30, 2000, from $221.4 million for the six months ended June 30, 1999. SG&A decreased $5.0 million to $106.8 million for the three months ended June 30, 1999, from $111.8 million for the three months ended June 30, 1999. The decrease in SG&A was due primarily to the decline in sales from the prior year. SG&A as a percentage of sales was 21% and 22% for the six and three months periods ended June 30, 2000, respectively. For the six and three months periods ended June 30, 1999, SG&A as a percentage of sales was 22% and 23%, respectively.

Depreciation and amortization expense increased to $34.8 million and $17.8 million for the six and three months ended June 30, 2000 from $32.7 million and $16.1 million for the corresponding periods in the prior year due to an increase in the machinery and equipment component of fixed assets.

Net interest expense was $15.8 million and $19.0 million for the six months ended June 30, 2000 and 1999, respectively, and $8.2 million and $9.9 million for the three months ended June 30, 2000 and 1999, respectively. The decrease was attributable to lower outstanding debt during the six months and three months ended June 30, 2000 as compared to the same periods in 1999, partially offset by the effect of increased interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income, Net

Net other income of $40.2 million is comprised of a one-time gain from the sale of the ADS segment's Amtech transportation systems operations ("Amtech"), partially offset by severance charges related to the ADS segment's North American manufacturing activities.

In June 2000, the Company sold Amtech and received preliminary cash proceeds of approximately $88 million. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements for all periods presented.

Taxes on Income

During the second quarter of 2000 the Company significantly reduced its annual effective tax rate to reflect the recognition of expected tax benefits from previously incurred losses.


LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased to $7.1 million at June 30, 2000 from $25.2 million at December 31, 1999.

Total debt decreased to $379.6 million at June 30, 2000 from $429.4 million at December 31, 1999. Proceeds from the sale of Amtech were used to reduce outstanding debt incurred for the normal capital expenditures and working capital needs of the company.

The Company maintains two unsecured committed variable-rate credit facilities with banks from which it may borrow up to $500.0 million. Outstanding borrowings under these facilities were $150.0 million at June 30, 2000.

The Company sells interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. At June 30, 2000 and December 31, 1999 net proceeds of $100.0 million have been reflected as a reduction of accounts receivable on the consolidated balance sheet. Costs associated with the asset securitization agreements are $3.3 million for the six months ended June 30, 2000 and $1.7 million for the three months ended June 30, 2000 and are classified as selling, general and administrative expenses.

During the second quarter of 2000, the Company engaged Credit Suisse First Boston to analyze and advise management on strategic alternatives to accelerate value generation for the Company's stakeholders.

The Company believes that cash flow from operations, along with available borrowing capacity, will be adequate to meet anticipated working capital and capital expenditure requirements for the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, Second Amendment - Revenue Recognition in Financial Statements, that defers the effective date of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 will not have a material impact on its revenue recognition practices.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133.


FORWARD-LOOKING STATEMENTS

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about market outlook, the Company's ability to meet its working capital and capital expenditure requirements, future available borrowing capacity, the impact of new accounting pronouncements, and the Company's ability to implement any strategic alternatives it may choose to accelerate value generation for its stakeholders. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. This report should be read in conjunction with the Company's Annual Report on Form 10-K which contains a fuller discussion of such risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2000.

(b)     See Exhibit Index included herein on page E-1.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNOVA, INC.
                                          (Registrant)


                                          By   /s/   Michael E. Keane
                                               ---------------------------------
                                               Michael E. Keane
                                               Senior Vice President and
                                               Chief Financial Officer








August 10, 2000

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

    4.15 Amendment No. 3 to the Transfer and Administration Agreement dated June 16, 2000.*

    4.16       Receivables Purchase Agreement dated June 18, 1999, between
               UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser
               (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    4.17       Amendment No.1 to the Receivable Purchase Agreement dated
               December 15, 1999, filed as exhibit 4.16 to the Company's 1999
               Annual Report on Form 10-K, and incorporated herein by reference.

    4.18 Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec
               Technologies Corporation, as Sellers, and UNOVA, Inc., as
               Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

    10.5       Form of Change of Control Employment Agreements with Alton J.
               Brann, Michael E. Keane, Larry D. Brady and certain other officers of the Company, filed as Exhibit 10.5 to the Company's
               September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.6 Amendment to the Form of Change of Control Employment Agreements with Alton J. Brann, Larry D. Brady, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

    10.7 Form of Change of Control Employment Agreement with certain officers of the Company, filed as Exhibit 10.7 to the Company's
               1999 Annual Report on Form 10-K, and incorporated herein by reference.

    10.8       UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit
               10.7 to the Company's September 30, 1997 Quarterly Report on Form
               10-Q, and incorporated herein by reference.

    10.9       Amendment No. 1 to the UNOVA, Inc. Director Stock Option and Fee
               Plan filed as Exhibit 10.13 to the Company's September 30, 1999
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.10      UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit
               10I to the Company's Registration Statement on Form 10 No.
               001-13279 and incorporated herein by reference.

    10.11      UNOVA, Inc. Supplemental Executive Retirement Plan, filed on
               October 1, 1997 as Exhibit 10H to Amendment No. 1 to the
               Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.

   10.12       Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated September 23, 1998, filed as Exhibit 10.22 to the
               Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.13       Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated March 11, 1999, filed as Exhibit 10.15 to the
               Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

   10.14       Amendment No. 3 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated March 15, 2000, filed as Exhibit 10.20 to the
               Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

   10.15       Amendment No. 4 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated July 11, 2000.*

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

   10.19 Amendment No. 3 to Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, dated March 15, 2000, filed as Exhibit 10.24 to the Company's March 31, 2000 Quarterly
               Report on Form 10-Q, and incorporated herein by reference.

   10.20       Supplemental Executive Retirement Plan between UNOVA, Inc. and
               Larry D. Brady dated March 15, 2000, filed as Exhibit 10.25 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

   10.21 UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.22       UNOVA, Inc. Executive Severance Plan (As Amended November 18,
               1999), filed as Exhibit 10.31 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

   10.23       Board resolution dated July 25, 2000 amending the UNOVA, Inc.
               Executive Severance Plan.*

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

    10.30      Letter Offering Employment to Larry D. Brady as President and
               Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999 ("Brady Employment Offer"), filed as Exhibit
               10.32 to the Company's June 30, 1999 Quarterly Report on Form
               10-Q, and incorporated herein by reference.

    10.31 Agreement of Amendment dated June 22, 2000, to Brady Employment offer.*

    10.32      Restricted Stock Agreement between UNOVA, Inc. and Larry D.
               Brady, filed as Exhibit 10.34 to the Company's September 30, 1999
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.33      Amendment No. 1 to the Restricted Stock Agreement between UNOVA,
               Inc. and Larry D. Brady, dated June 22, 2000.*

    27         Financial Data Schedule (filed only electronically with the
               Securities and Exchange Commission). *

    * Copies of these documents are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.