Form 10-Q
period 2000-09-30
UNOVA INC
filed 2000-11-13
CIK 1044590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 2000 there were 56,240,199 shares of Common Stock outstanding, exclusive of treasury shares.



                                Page of 1 of 15

                                   UNOVA, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.  FINANCIAL INFORMATION


       ITEM 1.   Financial Statements

                   Consolidated Statements of Operations (unaudited)
                     Nine Months ended September 30, 2000 and 1999 ..............     3

                   Consolidated Statements of Operations (unaudited)
                     Three Months Ended September 30, 2000 and 1999 .............     4

                   Consolidated Balance Sheets (unaudited)
                      September 30, 2000 and December 31, 1999 ..................     5

                   Consolidated Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 2000 and 1999 ..............     6

                   Notes to Consolidated Financial Statements (unaudited) .......     7


       ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .................    10


       ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .....    13


PART II. OTHER INFORMATION


       ITEM 6.   Exhibits and Reports on Form 8-K ...............................    14




Signatures                                                                           15

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Sales and Service Revenues ...............      $  1,404,519       $  1,491,198
                                                ------------       ------------

Costs and Expenses
    Cost of sales and service ............         1,065,295          1,058,809
    Selling, general and administrative ..           309,102            327,753
    Depreciation and amortization ........            50,966             49,717
    Interest, net ........................            22,498             27,872
                                                ------------       ------------
      Total Costs and Expenses ...........         1,447,861          1,464,151
                                                ------------       ------------

Other Income, Net ........................            40,186
                                                ------------
Earnings (Loss) before Income Taxes ......            (3,156)            27,047
Benefit (Provision) for Income Taxes .....            11,648            (10,819)
                                                ------------       ------------
Net Earnings .............................      $      8,492       $     16,228
                                                ============       ============


Basic and Diluted Earnings per Share .....      $       0.15       $       0.29
                                                ============       ============


Shares Used in Computing Basic
    Earnings per Share ...................        55,659,915         55,048,453


Shares Used in Computing Diluted
    Earnings per Share ...................        55,758,433         55,056,428



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      -------------------------------
                                                          2000               1999
                                                      ------------       ------------
Sales and Service Revenues .....................      $    439,460       $    503,367
                                                      ------------       ------------

Costs and Expenses
    Cost of sales and service ..................           332,024            355,474
    Selling, general and administrative ........           104,698            106,317
    Depreciation and amortization ..............            16,134             17,003
    Interest, net ..............................             6,717              8,867
                                                      ------------       ------------
      Total Costs and Expenses .................           459,573            487,661
                                                      ------------       ------------

Earnings (Loss) before Income Taxes ............           (20,113)            15,706
Benefit (Provision) for Income Taxes ...........            12,835             (6,283)
                                                      ------------       ------------
Net Earnings (Loss) ............................      $     (7,278)      $      9,423
                                                      ============       ============


Basic and Diluted Earnings (Loss) per Share ....      $      (0.13)      $       0.17
                                                      ============       ============


Shares Used in Computing Basic
    Earnings (Loss) per Share ..................        55,866,622         55,253,246


Shares Used in Computing Diluted
    Earnings (Loss) per Share ..................        55,866,622         55,271,824



See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2000              1999
                                                                           -------------      ------------
                                    ASSETS

Current Assets
     Cash and cash equivalents .......................................      $    11,709       $    25,239
     Accounts receivable, net ........................................          501,023           596,885
     Inventories, net of progress billings ...........................          261,948           310,175
     Deferred tax assets .............................................           71,483           158,170
     Other current assets ............................................           18,032            19,873
                                                                            -----------       -----------
        Total Current Assets .........................................          864,195         1,110,342
                                                                            -----------       -----------

Property, Plant and Equipment, at Cost ...............................          458,880           472,229
Less Accumulated Depreciation ........................................         (220,207)         (201,330)
                                                                            -----------       -----------
     Property, Plant and Equipment, Net ..............................          238,673           270,899
                                                                            -----------       -----------

Goodwill and Other Intangibles, Net ..................................          373,626           399,131
                                                                            -----------       -----------

Deferred Tax Assets ..................................................           62,487
                                                                            -----------

Other Assets .........................................................          135,734           123,167
                                                                            -----------       -----------

Total Assets .........................................................      $ 1,674,715       $ 1,903,539
                                                                            ===========       ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable and accrued expenses ...........................      $   329,118       $   509,188
     Payroll and related expenses ....................................           89,636            89,309
     Notes payable and current portion of long-term obligations ......           13,510            64,002
                                                                            -----------       -----------
        Total Current Liabilities ....................................          432,264           662,499
                                                                            -----------       -----------

Long-term Obligations ................................................          414,013           365,386
                                                                            -----------       -----------

Deferred Tax Liabilities .............................................                             44,777
                                                                                              -----------

Other Long-term Liabilities ..........................................           98,945            99,577
                                                                            -----------       -----------

Commitments and Contingencies ........................................

Shareholders' Investment
     Common stock ....................................................              562               556
     Additional paid-in capital ......................................          657,021           652,157
     Retained earnings ...............................................           99,752            91,260
     Accumulated other comprehensive loss -
        cumulative currency translation adjustment ...................          (27,842)          (12,673)
                                                                            -----------       -----------
        Total Shareholders' Investment ...............................          729,493           731,300
                                                                            -----------       -----------

Total Liabilities and Shareholders' Investment .......................      $ 1,674,715       $ 1,903,539
                                                                            ===========       ===========


See accompanying notes to consolidated financial statements.

                                   UNOVA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 -------------------------
                                                                                   2000            1999
                                                                                 ---------       ---------
Cash and Cash Equivalents at Beginning of Period ..........................      $  25,239       $  17,708
                                                                                 ---------       ---------

Cash Flows from Operating Activities:
     Net earnings .........................................................          8,492          16,228
     Adjustments to reconcile net earnings to net
      cash used in operating activities:
        Gain on sale of business ..........................................        (44,686)
        Depreciation and amortization .....................................         50,966          49,717
        Change in prepaid pension costs, net ..............................        (12,626)        (11,901)
        Deferred taxes ....................................................        (19,950)          1,727
        Proceeds from the sale of accounts receivable .....................                         84,000
        Changes in operating assets and liabilities:
          Accounts receivable .............................................         79,271         (54,451)
          Inventories .....................................................         34,520          16,616
          Other current assets ............................................          1,671          (5,767)
          Accounts payable and accrued expenses ...........................       (170,664)       (107,658)
          Payroll and related expenses ....................................         (3,086)         (5,696)
        Other operating activities ........................................        (13,612)          9,714
                                                                                 ---------       ---------
          Net Cash Used in Operating Activities ...........................        (89,704)         (7,471)
                                                                                 ---------       ---------

Cash Flows from Investing Activities:
     Proceeds from sale of business .......................................         88,000
     Capital expenditures .................................................        (27,298)        (46,936)
     Proceeds from sale of property, plant and equipment ..................          8,897           2,869
     Changes in other assets ..............................................          1,225           9,395
     Other investing activities ...........................................          3,920           3,784
                                                                                 ---------       ---------
          Net Cash Provided by (Used in) Investing Activities .............         74,744         (30,888)
                                                                                 ---------       ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in notes payable and credit facilities .......         (1,927)         20,588
     Other financing activities ...........................................          3,357           3,300
                                                                                 ---------       ---------
          Net Cash Provided by Financing Activities .......................          1,430          23,888
                                                                                 ---------       ---------

Resulting Decrease in Cash and Cash Equivalents ...........................        (13,530)        (14,471)
                                                                                 ---------       ---------
Cash and Cash Equivalents at End of Period ................................      $  11,709       $   3,237
                                                                                 =========       =========


Supplemental disclosure of cash flow information:
     Interest paid ........................................................      $  27,286       $  30,508
     Income taxes paid ....................................................      $   9,412       $   3,408


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


2. Inventories, net of progress billings consisted of the following (thousands of dollars):

                                                         September 30,    December 31,
                                                             2000            1999
                                                         -------------    ------------
        Raw materials and work in process ...........      $ 270,671       $ 289,656
        Finished goods ..............................         27,333          44,336
        Less progress billings ......................        (36,056)        (23,817)
                                                           ---------       ---------

        Inventories, net of progress billings .......      $ 261,948       $ 310,175
                                                           =========       =========

3.    Interest, net was composed of the following (thousands of dollars):

                                        Nine Months Ended           Three Months Ended
                                          September 30,                September 30,
                                    -----------------------       -----------------------
                                      2000           1999           2000           1999
                                    --------       --------       --------       --------
       Interest expense ......      $ 24,540       $ 28,571       $  7,563       $  9,052
       Interest income .......        (2,042)          (699)          (846)          (185)
                                    --------       --------       --------       --------

       Interest, net .........      $ 22,498       $ 27,872       $  6,717       $  8,867
                                    ========       ========       ========       ========

4. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted shares and outstanding stock options using the "treasury stock" method.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    (continued)

      Shares used for basic and diluted earnings (loss) per share were computed as follows:

                                                              Nine Months Ended               Three Months Ended
                                                                September 30,                    September 30,
                                                         --------------------------      --------------------------
                                                            2000            1999            2000            1999
                                                         ----------      ----------      ----------      ----------
      Basic weighted average shares ...............      55,659,915      55,048,453      55,866,622      55,253,246
      Dilutive effect of unvested restricted
        shares and stock options ..................          98,518           7,975                          18,578
                                                         ----------      ----------      ----------      ----------
      Diluted weighted average shares .............      55,758,433      55,056,428      55,866,622      55,271,824
                                                         ==========      ==========      ==========      ==========

      At September 30, 2000 and 1999, Company employees and directors held options to purchase 5,396,500 and 4,203,000 shares, respectively, of Company common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options. For the three months ended September 30, 2000, diluted weighted average shares exclude 294,796 weighted average unvested restricted shares due to the Company reporting a net loss.


5. The Company's comprehensive income (loss) amounts were computed as follows (thousands of dollars):

                                                        Nine Months Ended             Three Months Ended
                                                           September 30,                 September 30,
                                                      -----------------------       -----------------------
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
      Net earnings (loss) ......................      $  8,492       $ 16,228       $ (7,278)      $  9,423
      Change in equity due to foreign
         currency translation adjustments ......       (15,169)        (4,647)        (6,876)         3,318
                                                      --------       --------       --------       --------

      Comprehensive income (loss) ..............      $ (6,677)      $ 11,581       $(14,154)      $ 12,741
                                                      ========       ========       ========       ========

6. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems and Advanced Manufacturing Equipment. The Company uses operating profit or loss, which is defined as earnings or loss before income taxes and net interest expense, to evaluate performance.

      Corporate and other amounts include corporate operating costs and currency transaction gains and losses. There were no material intersegment transactions.

                                   UNOVA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      (continued)


                             Operations by Segment
                             (millions of dollars)

                                                                              Integrated     Advanced
                                                             Automated        Production   Manufacturing    Corporate
                                                            Data Systems       Systems       Equipment      and Other        Total
                                                           -------------     ------------  -------------    ----------     --------
       Nine Months Ended September 30:

       Sales and service revenues ...........      2000      $  560.9          $  643.3      $  200.3                      $1,404.5
                                                   1999         630.8             637.4         223.0                       1,491.2
       Operating profit (loss) ..............      2000           0.5(a)           40.1           2.2       $  (23.5)          19.3
                                                   1999          15.2              57.3           4.6          (22.2)          54.9

       Three Months Ended September 30:

       Sales and service revenues ...........      2000         161.9             213.7          63.9                         439.5
                                                   1999         212.3             223.9          67.1                         503.3
       Operating profit (loss) ..............      2000         (21.9)             16.6          (1.2)          (6.9)         (13.4)
                                                   1999           4.9              24.6           3.1           (8.0)          24.6

(a)  Includes net other income of $40.2 million.


7. The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. Rental expense under the provisions of this lease was $0.8 million and $0.3 million for the nine and three month periods ended September 30, 2000, respectively. Rental expense for the nine and three month periods ended September 30, 1999 was $0.6 million and $0.2 million, respectively.

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

9. During the third quarter of 2000, the Company significantly increased its annual effective tax rate to reflect its expectation of additional net operating losses for the fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets:
Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit (loss) for the nine and three months ended September 30, 2000 and 1999 were as follows:

                                                   NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                2000                 1999             2000             1999
                                            -----------          -----------      -----------       -----------
                                                 (THOUSANDS OF DOLLARS)                (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES
   Automated Data Systems                   $   560,881          $   630,761      $   161,863       $   212,335
   Industrial Automation Systems:
      Integrated Production Systems             643,351              637,470          213,665           223,909
      Advanced Manufacturing Equipment          200,287              222,967           63,932            67,123
                                            -----------          -----------      -----------       -----------

   Total Sales and Service Revenues         $ 1,404,519          $ 1,491,198      $   439,460       $   503,367
                                            ===========          ===========      ===========       ===========

SEGMENT OPERATING PROFIT (LOSS)
   Automated Data Systems                   $   (39,693)(a)      $    15,170      $   (21,905)      $     4,855
   Industrial Automation Systems:
      Integrated Production Systems              40,064               57,361           16,639            24,645
      Advanced Manufacturing Equipment            2,257                4,571           (1,253)            3,109
                                            -----------          -----------      -----------       -----------

   Segment Operating Profit (Loss)          $     2,628          $    77,102      $    (6,519)      $    32,609
                                            ===========          ===========      ===========       ===========

(a) excludes net other income of $40,186


Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the nine months ended September 30, 2000 were $1,404.5 million, a decrease of $86.7 million, or 6%, from the corresponding prior year period. Total segment operating profit of $2.6 million for the nine months ended September 30, 2000 represents a decrease of $74.5 million, or 97%, compared to the corresponding prior year period.

For the three months ended September 30, 2000, total sales and service revenues of $439.5 million represents a decrease of $63.9 million, or 13%, compared with the corresponding prior year quarter. For the three months ended September 30, 2000, the Company reported a total segment operating loss of $6.5 million, compared to total segment operating profit of $32.6 million for the corresponding prior year quarter.

Automated Data Systems: ADS segment revenues decreased $69.9 million, or 11%, for the nine months ended September 30, 2000, and $50.5 million, or 24%, for the three months ended September 30, 2000, compared to the corresponding prior year periods. The decrease in sales reflects the sale of the segment's Amtech transportation systems operations ("Amtech") in June 2000 and lower sales volume for the Company's Intermec subsidiary. Average quarterly revenue for Amtech was $20 million. The Intermec sales decline was caused primarily by continuing weakness in the Direct Store Delivery (DSD) market and sales force disruption as the Company's Intermec subsidiary shifts from a geographic sales orientation to a named-account/vertical marketing structure. As a result of its 1999 ERP system issues and sales force disruption, Intermec has not participated in its overall market growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine and three months ended September 30, 2000, ADS reported segment operating losses of $39.7 million and $21.9 million, respectively, compared to segment operating profit of $15.2 million and $4.9 million in the corresponding prior year periods. The significant operating losses during 2000 result from lower Intermec sales volume which contributed insufficient margin to cover overhead and selling, general and administrative expenses.

Integrated Production Systems: IPS segment revenues increased $5.9 million, or 1%, and decreased $10.2 million, or 5%, for the nine and three months ended September 30, 2000, respectively, compared to the corresponding prior year periods. The year-to-date revenue comparison reflects strong domestic activity for the segment's body and assembly and precision grinding operations during the first half of the year, substantially offset by declines in foreign sales due to weakness in UK markets. Third quarter 2000 revenues also reflect lower revenues for the body and assembly operations as customer contracts are in their early stages of completion. Related operating profit decreased $17.3 million, or 30%, for the nine months ended September 30, 2000, and $8.0 million, or 32%, for the three months ended September 30, 2000 compared with the corresponding prior year periods. The IPS operating profit decline was attributed to higher installation and integration costs during the third quarter 2000 for the segment's machining systems operations and foreign losses incurred during the first half of 2000 due to unabsorbed costs. IPS backlog decreased from $627.7 million at December 31, 1999 to $539.1 million at September 30, 2000 due to an increase in project delays by automotive customers. The Company believes that the bookings trend for large machining systems will not improve for the remainder of this year, leading to lower sales in 2001.

Advanced Manufacturing Equipment: AME segment revenues decreased $22.7 million, or 10%, and $3.2 million, or 5%, for the nine and three months ended September 30, 2000, compared to the corresponding prior year periods, respectively. The decrease in revenues reflects continued weakness in the aerospace-related general machine tool market. AME reported operating profit of $2.2 million for the nine months ended September 30, 2000, compared to $4.6 million for the corresponding prior year period. For the 2000 third quarter, AME reported an operating loss of $1.2 million compared to an operating profit of $3.1 million for the third quarter of 1999. The loss for the third quarter of 2000 is due primarily to lower sales and backlog levels and the corresponding impact on margins due to unabsorbed fixed costs and costs related to a significant trade show held this quarter. AME backlog decreased from $102.5 million at December 31, 1999 to $66.1 million at September 30, 2000.

Costs and Expenses

Cost of sales increased $6.5 million to $1,065.3 million for the nine months ended September 30, 2000 from $1,058.8 million for the nine months ended September 30, 1999. Cost of sales decreased $23.5 million to $332.0 million for the three months ended September 30, 2000 from $355.5 million for the three months ended September 30, 1999. Cost of sales as a percentage of sales increased to 76% for each of the nine and three month periods ended September 30, 2000, respectively, from 71% in each of the corresponding periods in the prior year. The increase in costs of sales as a percentage of sales is due to the above-mentioned factors contributing to fluctuations in segment operating profit and IPS comprising a greater percentage of the Company's total operations in 2000.

Selling, general and administrative expenses ("SG&A") decreased $18.7 million to $309.1 million for the nine months ended September 30, 2000, from $327.8 million for the nine months ended September 30, 1999. SG&A decreased $1.6 million to $104.7 million for the three months ended September 30, 1999, from $106.3 million for the three months ended September 30, 1999. The decrease in SG&A represents lower commission and selling expenses due primarily to the decline in sales from the prior year. SG&A as a percentage of sales was 22% and 24% for the nine and three months periods ended September 30, 2000, respectively. For the nine and three months periods ended September 30, 1999, SG&A as a percentage of sales was 22% and 21%, respectively.

Depreciation and amortization expense increased to $51.0 million for the nine months ended September 30, 2000 from $49.7 million for the corresponding period in the prior year due to an increase in the machinery and equipment component of fixed assets. Depreciation and amortization expense decreased to $16.1 million for the three months ended September 30, 2000 from $17.0 million for the corresponding period in the prior year due to the sale of Amtech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest expense was $22.5 million and $27.9 million for the nine months ended September 30, 2000 and 1999, respectively, and $6.7 million and $8.9 million for the three months ended September 30, 2000 and 1999, respectively. The decrease was attributable to lower outstanding debt during the nine months and three months ended September 30, 2000 as compared to the same periods in 1999, partially offset by the effect of increased interest rates.

Other Income, Net

Net other income of $40.2 million is comprised of a one-time gain from the sale of Amtech, partially offset by severance charges related to the ADS segment's North American manufacturing activities.

In June 2000, the Company sold Amtech and received preliminary cash proceeds of approximately $88 million which were used to repay outstanding borrowings. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements for all periods presented.

Provision for Income Taxes

During the third quarter of 2000, the Company significantly increased its annual effective tax rate to reflect its expectation of additional net operating losses for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities decreased to $11.7 million at September 30, 2000 from $25.2 million at December 31, 1999.

Total debt decreased to $427.5 million at September 30, 2000 from $429.4 million at December 31, 1999. The total debt balance at September 30, 2000 includes $198.7 million outstanding under the Company's unsecured credit facility. The repayment of debt with the proceeds from the sale of Amtech was substantially offset by additional borrowings for normal capital expenditures and working capital needs of the Company.

The Company sells interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. At September 30, 2000 and December 31, 1999 net proceeds of $90.5 million and $100.0 million, respectively, have been reflected as a reduction of accounts receivable on the consolidated balance sheets. Costs associated with the asset securitization agreements are classified as selling, general and administrative expenses. For the nine and three month periods ended September 30, 2000, such costs were $5.1 million and $1.7 million, respectively, and for the nine and three month periods ended September 30, 1999, costs were $1.1 million and $1.0 million, respectively.

As of September 30, 2000, the Company was in compliance with the restrictive covenants of its financing agreements. However, to provide ongoing financial flexibility under these covenants, the Company has begun discussions with banks to amend or replace its financing agreements prior to year end. While no assurances can be given as to the ultimate outcome of these negotiations, it is expected that any new financing arrangement will carry higher financing costs and be secured by certain of the Company's assets.

Management believes that the Company's operations and current and anticipated financing agreements will provide adequate liquidity to meet expected working capital and capital expenditure requirements for the next 12 months.

During the second quarter of 2000, the Company engaged Credit Suisse First Boston to analyze and advise management on strategic alternatives to accelerate value generation for the Company's stakeholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company is currently evaluating the impact of adopting SFAS No. 140.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1999 contains a complete discussion of the Company's material exposures to interest rate and foreign exchange rate risks.

At September 30, 2000, the fair value of the Company's $200 million fixed interest rate debentures was approximately $90 million compared to $168 million at December 31, 1999. The decrease in fair value reflects recent credit agency ratings.


FORWARD-LOOKING STATEMENTS

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about market outlook, the Company's ability to meet its working capital and capital expenditure requirements, the outcome of financing negotiations, the impact of new accounting pronouncements, and the Company's ability to implement any strategic alternatives that accelerate value generation for its stakeholders. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. This report should be read in conjunction with the Company's Annual Report on Form 10-K which contains a fuller discussion of such risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

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




November 13, 2000

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

    4.6 Amendment No. 5 and Waiver to the $400,000,000 Credit Agreement dated October 20, 2000.*

    4.7        Rights Agreement dated September 24, 1997, between UNOVA, Inc.
               and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997 as Exhibit 3C to Amendment No. 2 to the
               Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.

    4.8        Indenture dated as of March 11, 1998 between the Company and The
               First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

    4.9 Form of 6.875% Notes due March 15, 2005 issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997
               Annual Report on Form 10-K, and incorporated herein by reference.

    4.10 Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997
               Annual Report on Form 10-K, and incorporated herein by reference.

    4.11       $100,000,000 Credit Agreement dated January 13, 1999, among
               UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust
               Company of New York, as Agent, filed as Exhibit 4.9 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.

    4.12       Amended and Restated Credit Agreement (364 Day Agreement), among
               UNOVA, Inc., the banks listed therein, and Morgan Guaranty Trust
               Company of New York, as agent, dated December 1, 1999, filed as
               Exhibit 4.11 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

               Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

    4.13       Transfer and Administration Agreement dated June 18, 1999, among
               Enterprise Funding Corporation, as Company, KCH Funding, L.L.C., as Transferor, UNOVA, Inc., Individually and as Servicer, and
               Nationsbank, N.A., as Lead Arranger, Agent and Bank Investor (the
               "Transfer and Administration Agreement"), filed as Exhibit 4.10 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    4.14 Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's
               1999 Annual Report on Form 10-K, and incorporated herein by reference.

    4.15 Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's
               1999 Annual Report on Form 10-K, and incorporated herein by reference.

    4.16 Amendment No. 3 to the Transfer and Administration Agreement dated June 16, 2000, filed as Exhibit 4.15 to the Company's June
               30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    4.17       Amendment No. 4 and Waiver to the Transfer and Administration
               Agreement dated August 30, 2000.*

    4.18       Amendment No. 5 and Waiver to the Transfer and Administration
               Agreement dated October 20, 2000.*

    4.19       Receivables Purchase Agreement dated June 18, 1999, between
               UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser
               (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    4.20       Amendment No.1 to the Receivable Purchase Agreement dated
               December 15, 1999, filed as exhibit 4.16 to the Company's 1999
               Annual Report on Form 10-K, and incorporated herein by reference.

    4.21 Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec
               Technologies Corporation, as Sellers, and UNOVA, Inc., as
               Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

    10.15      Amendment No. 4 to UNOVA, Inc. Supplemental Executive Retirement
               Plan, dated July 11, 2000, filed as Exhibit 10.15 to the
               Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

    10.23      Board resolution dated July 25, 2000 amending the UNOVA, Inc.
               Executive Severance Plan, filed as Exhibit 10.23 to the Company's
               June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

    10.31      Agreement of Amendment dated June 22, 2000, to Brady Employment
               Offer, filed as Exhibit 10.31 to the Company's June 30, 2000
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.32      Restricted Stock Agreement between UNOVA, Inc. and Larry D.
               Brady, filed as Exhibit 10.34 to the Company's September 30, 1999
               Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.33      Amendment No. 1 to the Restricted Stock Agreement between UNOVA,
               Inc. and Larry D. Brady, dated June 22, 2000, filed as Exhibit
               10.33 to the Company's June 30, 2000 Quarterly Report on Form
               10-Q, and incorporated herein by reference.

    27         Financial Data Schedule (filed only electronically with the
               Securities and Exchange Commission). *


    * Copies of these documents are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.