Form 10-K
period 2000-12-31
UNOVA INC
filed 2001-03-23
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4647021 (I.R.S. Employer Identification No.)
21900 Burbank Boulevard, Woodland Hills, California
www.unova.com	91367-7418
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 992-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

On February 28, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates was $247.3 million.

On February 28, 2001, there were 56,787,606 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

UNOVA, Inc. and subsidiaries (the "Company" or "UNOVA") is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). For the years ended December 31, 2000, 1999 and 1998, UNOVA reported revenues of $1,837.8 million, $2,108.7 million, and $1,662.7 million, respectively.

The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. ("WAI") on October 31, 1997. The Company is a Delaware corporation and its headquarters are located in Woodland Hills, California.

See Note K to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions and dispositions is set forth in Note B to the consolidated financial statements.

Products and Services

Automated Data Systems Segment

The Automated Data Systems segment currently represents the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). Intermec products and services include mobile computing solutions for the field worker, automated data collection systems for in-premise and site-based workers, wireless network systems for wireless enablement of an enterprise, and barcode label and printing solutions. These systems, solutions and services from Intermec enable companies to more efficiently and effectively manage supply chain demand and fulfillment activities. ADS accounted for 40%, 41% and 50% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

Major ADS offices and manufacturing facilities are located in the states of Iowa, Ohio and Washington, and internationally in the United Kingdom, the Netherlands, Sweden and France.

Automated Data Collection Systems (ADC):  Intermec developed products are primarily used by non-office workers such as warehouse, delivery, manufacturing and other employees who operate outside the typical office environment. Product applications include work force automation; tracking of work in process and finished goods inventory through manufacturing, distribution and other commercial operations; and total asset visibility and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. Intermec's automated data collection products include rugged wireless handheld computers and terminals, wand scanners, imagers, charge-couple devices (CCD), and badge and laser scanners. They are able to read or collect data and move that data directly into standard ERP (Enterprise Resource Planning), WMS (Warehouse Management Systems) and other business applications. Beyond these traditional uses, ADC products are now being deployed for Internet based shopping comparison applications that target end consumers. The information collected, managed and exchanged by workers in these applications is often the most critical, and the most susceptible to errors or omissions due to illegible handwriting, inaccurate keystrokes, or overlooked transactions. The ability to efficiently capture and wirelessly transmit information real time means more streamlined business processes. Automating these business processes is key to consistent customer service and fulfillment execution. In addition to existing applications, ADS technologies are increasingly used for automating information exchange within supply chains, and facilitating shipment and fulfillment of Internet e-commerce orders. Intermec is the leader in next generation barcode read/write RFID technology with its Intellitag™. With long range capability, no line of sight requirement, and the ability to read and write up to 40 tags per second, companies now can have total asset visibility and item tracking through their entire supply chain. Intermec is working with other companies and alliances to broaden customer access and create standards support.

Enterprise Wireless Networks Products & Services:  Intermec is a market leader in developing wireless Local Area Network ("LAN") software, systems and services. It was the first to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. Utilizing Radio Independent™ wireless LAN solutions, Intermec supports all major radio technologies, including synthesized UHF, 900 MHz, 802.11b and Bluetooth. Radio independence allows customers to choose the most efficient radio technology for their facilities. This freedom solves data rate, transmission speed and range issues and creates a reliable communications environment. To ensure compatibility with customer host systems, all major industry standard networks are supported. Intermec is a member of the Wireless Ethernet Compatibility Alliance ("WECA") initiative, which provides open constructive standards for wireless networking. Intermec's new MobileLAN™ system allows customers to migrate from today's 802.11b technology to tomorrow's 802.11A, while preserving much of the current wireless infrastructure. Intermec's tiered wireless access point product line cost effectively addresses diverse wireless applications found in an enterprise—both in and out of the office.

Mobile Computing Solutions:  The Company is a leader in delivering automated solutions comprised of ruggedized hand-held and truck-mounted mobile computing systems and local area and wide-area wireless and wired data communication systems. The Company develops and delivers handheld computer application software for designated markets and applications as well as communication and server systems to integrate the information into customers' enterprise management systems. Data capture devices and specialized peripherals and printer solutions are a part of the provided solution. To assist with the automation of business processes, Intermec provides extensive professional services. Intermec's comprehensive line of hand-held and vehicle-mounted computers combine Windows, Win CE and Pocket PC capability with scanning and IP (Internet Protocol) based data communication abilities. Intermec's family of products ranges from low-cost, hand-held batch and wireless data collection devices to sophisticated pen based computers with extensive wired and wireless network capabilities. The "open systems" design philosophy of Intermec delivers maximum product flexibility to customers with diverse application requirements. In combination with wireless communications, these mobile systems enable remote workers to have access to centralized computer applications and databases, to automate business processes to the point of transaction and to send and receive information on a real-time basis. This results in improved productivity, efficiency and accuracy of information. Intermec offers mobile computing application software that provides work force automation, customer level sales ordering, pricing and forecasting and account settlement. Other software products manage work order dispatching, total field asset visibility, real-time proof of delivery, and other critical customer information.

Bar Code Label and Printing Solutions:  The Company's line of flexible "on demand" bar code printers ranges from low-cost, light to heavy-duty industrial models that accommodate a wide array of printing widths, materials and label configurations. These printers attach directly to enterprise wide area networks. A variety of specialty printers provides custom capabilities including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry. Intermec also supports its customers with a broad range of label and tag solutions and other media supplies for its printer product range.

Technologies/Trends:  Intermec is consistently broadening the application of wireless networking, data capture and mobile computing by developing or integrating new technologies into its products. Recent examples include new high-speed wireless networking products which can migrate to 802.11A technology, new rugged Windows CE and Pocket PC based computers, short range radio systems such as "Bluetooth", and low cost, small size CCD scan engines and new devices that use the Internet to simplify the management of wireless networks. Intermec continues to invest in and develop standards-based, low-cost RFID products for supply chain applications such as source tagging, shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. Intermec is also developing a complete range of products based on its RFID technology, comprising labels, printers, and scanners. Intermec plans to offer its new technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

Industrial Automation Systems

The Company is a leading developer of value-added manufacturing technologies and products that span the production cycle from process engineering and design and prototyping to systems integration. The Integrated Production Systems segment serves primarily the global automotive, off-road vehicle and diesel engine industries. The Advanced Manufacturing Equipment segment satisfies customer needs in the aerospace, electronics, durable goods and general job shop markets.

The Company's IAS operations comprise the following divisions: Lamb Machining Systems, Lamb Body & Assembly Systems, Landis Grinding Systems, and Cincinnati Machine.

IAS major offices and production facilities are located in Illinois, Kentucky, Michigan, Ohio and Pennsylvania and internationally in Canada, the United Kingdom and Germany.

Integrated Production Systems Segment

To create an integrated manufacturing solution, many of the segment's products and systems are sold in combination, including metal cutting solutions, precision grinding machines or assembly and testing systems. By working closely with customers, especially in the product design and engineering phase, the Company is able to design manufacturing processes that reduce capital requirements, lower lifecycle costs, eliminate costly shop floor programming and improve productivity by reducing downtime during operations.

Major industrial manufacturers use one or more of the Company's dedicated and flexible/modular systems to make the following products: powertrain components (engines, transmissions and connecting rods); chassis components (steering knuckles, rear axle housings and brake calipers); automotive and truck bodies (welding and assembly systems); engine components (precision cam- and crank shafts).

Metal Cutting:  Manufacturing solutions designed and integrated by the Company range from stand-alone machines for light duty, general purpose metalworking, to complete, turnkey manufacturing solutions for heavy-duty or high-volume metal cutting operations. Product lines include machining centers, non-synchronous, ring- or dial-transfer systems for low-volume requirements; modular, flexible systems for medium-volume production requirements; and dedicated modular transfer lines for high-volume production. Through its Assembly and Test Systems operations, the Company also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries. Powertrain manufacturing systems accounted for 27%, 26% and 22% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

Precision Grinding and Abrasives.  The Company is an innovator of cylindrical grinding products and processes that improve accuracy and reliability in critical mechanical parts. For example, precision-ground camshafts and cam lobes for internal combustion engines translate into improved engine durability and performance, with lower emissions and better fuel economies. Precision-ground air compressor pistons result in lower friction and energy consumption in air conditioning systems. Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bearings and other state-of-the-art grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics. Precision Grinding and Abrasives accounted for 12%, 11% and 13% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

Auto Body Assembly Systems.  The Company designs and integrates automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. Proprietary processes have been developed specifically to assemble doors, hoods and trunk lids, which historically represent the most critical "fit and finish" manufacturing parts of car bodies.

Using 3-D computer simulations, the Company has established one of the broadest process and tool design capabilities in the industry. Tool design and prototyping are now linked into the product engineering process, reducing costs and risks for automotive customers long before their programs move into the capital investment stage. Body and Assembly Systems accounted for 7%, 8% and 8% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

Advanced Manufacturing Equipment Segment

The Company's AME segment, which represents the operations of its Cincinnati Machine division, offers CNC machine tools, such as horizontal and vertical machining centers, 5-axis and 5-sided machining centers, modular machining cells, turning centers, specialized machine tools and advanced composites processing systems. The AME segment serves a broad range of Industrial customers but is best known for machines which are used by defense, commercial and general aviation aircraft manufacturers to make airframes, rockets, or spacecraft components (vertical stabilizers, missile casings and fuselages). The Company also provides customers with the most comprehensive services offered in the industry today, including service parts, field service, training, auxiliary services and rebuild/retrofit. Acquired in October of 1998, Advanced Manufacturing Equipment accounted for 14%, 14% and 7% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

Technologies/Trends.  UNOVA continues to develop manufacturing technologies to broaden its product offerings and respond to automotive customers' needs to lower costs, improve fuel consumption and decrease car emissions. New "agile" machining centers and flexible fixturing systems have been introduced, or are under development, to reduce fixed costs for high-volume machining. Advances in grinding technologies may allow UNOVA to move into other markets where the Company's machines can be applied to finish ceramic and silicon materials with extreme accuracy. The Company is also continuing to advance its capabilities for processing advanced materials such as composites, aluminum alloys, titanium and compacted graphite iron (CGI).

Business Strategy

The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing and distribution applications. Each of the Company's segments offers single products as well as integrated solutions to their customers. Future growth in these businesses is expected to result from expansion of the Company's existing operations and customer base.

Automated Data Systems Segment

In the ADS market, the integration of Internet e-commerce and real-time information driven by the increasing demand for more efficient and effective fulfillment systems has created increased opportunities and demand for technologies that improve levels of service and responsiveness.

Warehouses and logistics operations already rely on wireless networks and handheld and mobile computers to transmit inventory data to central host computers. When information is updated real time, customers have greater visibility to their current business operations, avoid inventory shortages and improve customer service by providing more accurate shipping and delivery information. As competition places more pressure on customers for faster operational performance, they upgrade their supply chain "execution" technologies to improve financial measures such as inventory and asset turnover, and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

The company plans to increase its product development and market activities in the areas of wireless communications, mobile computers and internet-based solutions and technologies for supply-chain execution to capitalize on strong demand and overall market growth.

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

Markets and Customers

Automated Data Systems Segment

Because automated data systems represent technologies that can be utilized by a company of any size, including small systems that can be installed at very low cost, the market is extensive. Market growth is driven by the global need for technologies and solutions that improve quality, productivity, and cost-efficiency in business and government, particularly through logistics automation, supply chain execution, ERP and e-commerce solutions. Worldwide coverage is accomplished through a dedicated sales and service organization in conjunction with indirect channel partners and distributors.

Through its application of technologies in the manufacturing, warehouse-distribution, transportation, retail (including direct store and destination delivery), health care, government, field service and utilities markets, ADS maintains a strong position in the global ADC market.

ADS sells and services its products through multiple sales and distribution channels: a direct field sales force that concentrates on large, complex systems sales; premier value added resellers that offer applications-specific solutions; and alliances with major systems integrators and distributors. ADS' direct sales organization serves customers from offices throughout the Americas and Europe and in some selected countries outside these regions. Indirect sales channels include long-time exclusive and non-exclusive relationships with value-added distributors and master resellers.

Although ADS obtains a majority of its sales through indirect sales channels, no individual value-added distributor or reseller is material to our overall revenues. ADS also maintains contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

The mobile computing systems market consists of several applications, such as route accounting for the distribution and package/parcel delivery industries, sales merchandising, remote delivery and field service. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service, and home service industries.

Manufacturing applications include the collection and communication of information related to receipt of materials, work in process, finished goods inventory and other functions throughout the manufacturing process. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval and shipping. Retail applications include the automation of shelf label maintenance and product shipping and receiving functions.

Additional international sales opportunities exist in countries where mobile computing systems market practices and other applications are similar to those in the U.S. The extent of RF systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation, and the RF regulatory environment. The major markets for printers are manufacturing, distribution, warehousing, transportation, health care, government, and other services.

Industrial Automation Systems

The Company participates in the automotive, aerospace and general manufacturing markets. Investments by automotive and aerospace customers are driven by model changes, competitive pressures, government regulations such as emission standards and gasoline consumption rates, and by the customers' own internal spending cycles. Investments in diesel engine manufacturing are influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles. The automotive, aerospace and general machine tool markets tend to be cyclical and dependent on manufacturing capacity utilization rates.

Customers for the Company's integrated production systems products are the major auto and diesel manufacturers and their Tier One suppliers. Although the passenger car and light truck industries continue to represent this division's largest market, business from diesel engine manufacturers has grown in recent years.

The Company believes that future growth in the IPS and AME segments will be dependent on their ability to market their full range of products and services to their combined customer base and to expand into other industrial manufacturing markets. This strategy is supported by our global management structure that provides for unified marketing and product support of each primary business on a global basis.

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

Both IAS segments' revenues are influenced by the capital investment plans of customers. These plans are typically strategic and long-range, driven by customer's competitive product issues, as well as environmental issues related to compliance with emissions. Typically, short-term business cycles, such as monthly product sales, do not permanently interrupt capital investment decisions of major automotive customers. However, periods of economic uncertainty such as the current environment in North America can cause customer decision-makers to slow the pace of capital equipment orders as they assess the direction of their customers.

Recent major customers include U.S.-based Boeing Corporation, Briggs & Stratton, Cummins, DaimlerChrysler, Ford, General Motors, Navistar, and Raytheon; and Western Europe-based BMW, British Aerospace, CASA, Daimler Chrysler, Fiat, Ford/Jaguar, Peugeot, Renault, Volkswagen, Volvo and the European subsidiaries of the large U.S. manufacturers. The Company has also won major systems contracts for the "transplant" manufacturing facilities of foreign automakers, including both European and Japanese, and also serves the automotive components manufacturing market.

Competition

Strong competition exists in both the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based on delivery, price, technology, productivity, reliability and service.

Automated Data Systems Segment

The market for ADC/mobile computing systems is highly fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. The other major participant is Symbol Technologies, which acquired Telxon in 2000. Intermec also faces strong competition for single product lines from specialized suppliers, like Zebra, for printers.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms manufacture and market hand-held systems for route accounting applications, including Fujitsu. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol and Teklogix. Companies such as Cisco and Lucent Technologies compete in the wireless network business. On the printer side, Intermec faces competition from Zebra, Datamax and many others, depending on the geographic area.

Intermec competes primarily on the basis of its technology: open-systems architecture, networking and communications expertise, and applications software. Other attributes, such as level of sales and support services, and product functionality, performance, ruggedness and overall quality, are important for market success.

Industrial Automation Systems

While product quality and innovation are key competitive factors to win market share, pricing is a major decision point in the global market for Integrated Productions Systems and Advanced Manufacturing Equipment. IAS' strength is its ability to design reliable and efficient manufacturing processes and combine them with cost-effective machining solutions for customers in order to win orders amid strong competition.

The North American and European market for high-volume production systems for engines and transmissions is divided among approximately ten major competitors and numerous smaller participants. Major competitors are Thyssen, Ingersoll Milling and Grob-Werke (Germany).

In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines. Primary competitors include DCT, PICO (Comau), Valiant, and Utica in North America; Thyssen, FFT, Kuka, and Comau in Europe.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Schleifring Group, Junker in Germany; and Giustina in Italy.

Advanced Manufacturing Equipment faces separate competitors in its different product markets such as Ingersoll Milling, DST (Germany) and Forrest Line (France) in aerospace systems, Makino, Mazak, Okuma and Mori Seiki (all Japan) in horizontal production systems, and Fadal (Thyssen) and Haas (both North America) in the market for value machines.

Research and Development

Company-wide expenditures on research and development activities amounted to $69.7 million, $74.1 million and $71.5 million, substantially all of which was sponsored by the Company, in the years ended December 31, 2000, 1999 and 1998, respectively.

Patents and Trademarks

The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been secured over a period of years. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

Seasonality; Backlog

Sales backlog was $581 million, $856 million and $831 million at December 31, 2000, 1999 and 1998, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segments. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

Employees

At December 31, 2000, the Company had approximately 8,461 full-time employees, of which approximately 3,187 are engaged in the ADS segment, approximately 3,740 in the IPS segment, approximately 1,451 in the AME segment, and approximately 83 in corporate and shared services.

Environmental and Regulatory Matters

During 2000, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Radio emissions are the subject of governmental regulation in all countries in which the Company currently conducts business. In North America, both the Canadian and U.S. governments publish relevant regulations and changes to these regulations are made only after public discussion. In some countries regulatory changes can be introduced with little or no grace period for implementing the specified changes. Furthermore, there is little consistency among the regulations of various countries outside North America, and future regulatory changes in North America are possible. These conditions introduce uncertainty into the product planning process and could have an adverse effect on the ADC/Mobile Computing business.

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

Raw Materials

The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. In general, raw materials are available from numerous alternative sources. As customary for its industry, the Company's ADS segment at various times enters into certain single-source component part supply agreements. Management believes these agreements will be renewed in the ordinary course of business.

ITEM 2. PROPERTIES

The Company's executive offices, in leased premises, are at 21900 Burbank Boulevard, Woodland Hills, California. Its principal plants and offices have an aggregate floor area of approximately 6,117,593 square feet, of which 5,107,978 square feet (83%) are located in the United States, and 1,009,615 square feet (17%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows (in square feet):

Automated Data Systems	752,065
Integrated Production Systems	3,407,563
Advanced Manufacturing Equipment	1,901,270
Corporate	56,695

6,117,593

Approximately 4,444,091 square feet (73%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 19 locations in the following states (in square feet):

State
Ohio	1,791,258
Michigan	1,541,098
Pennsylvania	495,662
Illinois	361,060
Washington	332,000
Iowa	260,325
Kentucky	152,483
Other states	174,092

5,107,978

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page
Quarterly Financial Information (unaudited)	F-24

ITEM 6. SELECTED FINANCIAL DATA

UNOVA, INC.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(millions of dollars, except per share data)
Operating Results:(A)
Sales and Service Revenues	$1,837.8	$2,108.7	$1,662.7	$1,426.2	$1,164.7
Operating Costs and Expenses
Cost of sales and service	1,426.6	1,501.0	1,110.8	981.4	841.8
Selling, general and administrative(B)	430.2	454.4	383.7	535.9	218.7
Depreciation and amortization	67.3	66.0	57.0	40.6	27.0

Total	1,924.1	2,021.4	1,551.5	1,557.9	1,087.5

Other Income, Net	44.7		31.5

Earnings (Loss) before Interest and Taxes	(41.6)	87.3	142.7	(131.7)	77.2
Interest Expense, Net(C)	(30.5)	(38.0)	(25.7)	(16.7)	(7.1)
Benefit (Provision) for Income Taxes	32.3	(19.7)	(47.3)	(23.0)	(28.1)

Net Earnings (Loss)	$(39.8)	$29.6	$69.7	$(171.4)	$42.0

Basic Earnings (Loss) per Share	$(0.71)	$0.54	$1.28	$(3.17)	$0.78
Diluted Earnings (Loss) per Share	$(0.71)	$0.54	$1.27	$(3.17)	$0.78
Shares used for Basic Earnings (Loss) per Share(D)	55,714	55,111	54,620	54,056	53,892
Shares used for Diluted Earnings (Loss) per Share(D)	55,714	55,120	54,703	54,056	53,892
Financial Position (at end of year):(A)
Total Assets	$1,720.7	$1,903.5	$1,979.2	$1,356.4	$1,073.8
Notes Payable and Current Portion of
Long-term Obligations	$235.4	$64.0	$237.3	$86.6	$27.5
Long-term Obligations	$213.5	$365.4	$366.5	$216.9	$14.5
Allocated Portion of Western Atlas Debt					$109.6
Working Capital	$177.9	$447.8	$392.2	$277.8	$266.0
Current Ratio	1.2	1.7	1.5	1.6	1.6
Total Debt as a Percentage of Total
Capitalization	39%	37%	46%	34%	21%

(A)
Information related to business acquisitions and dispositions is included in Note B to the consolidated financial statements.
(B)
Selling, general and administrative costs include allocated charges from Western Atlas of $13.5 million and $22.2 million for the years ended December 31, 1997 and 1996, respectively. The year ended December 31, 1997 includes charges of $211.5 million, or $3.91 per share, for the value of acquired in-process research and development activities resulting from acquisitions made during the year.
(C)
Interest expense includes allocated charges from Western Atlas of $12.0 million and $8.3 million for the years ended December 31, 1997 and 1996, respectively.
(D)
In thousands. The number of common shares used to calculate basic and diluted earnings per share for 1996 is based on the number of shares of Western Atlas common stock that was outstanding as of June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets served: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit (loss) for the years ended December 31, 2000, 1999, and 1998 were as follows (millions of dollars):

	Year Ended December 31,
	2000		1999	1998
Sales and Service Revenues
Automated Data Systems	$725.3		$877.2	$829.4
Industrial Automation Systems:
Integrated Production Systems	855.2		936.5	719.3
Advanced Manufacturing Equipment	257.3		295.0	114.0

Total Sales and Service Revenues	$1,837.8		$2,108.7	$1,662.7

Segment Operating Profit (Loss)
Automated Data Systems	$(87.8	)(A)	$26.4	$55.4
Industrial Automation Systems:
Integrated Production Systems	44.4		86.8	73.2
Advanced Manufacturing Equipment	(6.7)		5.7	3.7

Total Segment Operating Profit (Loss)	$(50.1)		$118.9	$132.3

(A)
Excludes $44.7 million gain on sale of Amtech.

Year Ended December 31, 2000 Compared to 1999

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the year ended December 31, 2000 were $1,837.8 million, a decrease of $270.9 million, or 13%, compared with the prior year. The Company reported total segment operating loss of $50.1 million for the year ended December 31, 2000 compared to total segment operating profit of $118.9 million for the prior year.

Automated Data Systems:  ADS segment sales decreased $151.9 million, or 17%, for the year ended December 31, 2000 compared with the prior year. The decrease in revenue reflects the sale of the segment's Amtech transportation systems operations ("Amtech") in June 2000 and lower sales volume for the Company's Intermec subsidiary. Average quarterly revenue for Amtech was $20 million. The Intermec sales decline was caused primarily by weakness in the Direct Store Delivery (DSD) market and sales force disruption as the Company's Intermec subsidiary shifted from a geographic sales orientation to a named-account/vertical marketing structure. As a result, Intermec did not participate in its overall market growth.

The ADS segment reported an operating loss of $87.8 million for the year ended December 31, 2000 compared to operating profit of $26.4 million for the prior year. The significant operating losses during 2000 were due primarily to lower Intermec gross profits that were insufficient to absorb selling, general and administrative expenses. Intermec gross profits were impacted by lower sales volume and by a shift in the product mix in 2000 to products with lower margins. In addition, actions taken by Intermec for workforce reductions, consolidation of manufacturing facilities and sales and field service offices, and product rationalization resulted in fourth quarter adjustments of $22.1 million.

Integrated Production Systems:  IPS segment revenues for the year ended December 31, 2000 were $855.2 million, a decrease of $81.3 million, or 9% from the prior year. The revenue decline is primarily due to the impact of lower capital spending by domestic automakers and to a lesser extent the impact of currency translation of foreign sales. Related operating profit decreased $42.4 million, or 49%, for the year ended December 31, 2000 compared with the prior year. The IPS operating profit decline was attributed to higher installation and integration costs later in 2000 for the segment's machining systems operations and foreign losses incurred during the first half of 2000 due to unabsorbed costs. Integrated Production Systems backlog decreased from $627.7 million at December 31, 1999 to $448.0 million at December 31, 2000. Backlog at the end of 1999 was at a record high level and included significant multi-year contracts, whereas backlog at December 31, 2000 comprises nearer-term deliveries and reflects the slowing of automotive markets. The Company believes the trends of lower capital spending by domestic automakers will continue into 2001.

Advanced Manufacturing Equipment:  AME revenues decreased $37.7 million, or 13%, to $257.3 million for the year ended December 31, 2000. The decrease in revenues reflects continued weakness in the domestic aerospace-related general machine tool market. The segment reported an operating loss of $6.7 million for the year ended December 31, 2000 compared to operating profit of $5.7 million for the prior year. The loss for 2000 is due primarily to lower domestic sales and backlog levels and the corresponding impact on margins due to unabsorbed fixed costs. In addition, AME recorded $4.8 million in employee severance related expenses in the fourth quarter of 2000. Backlog decreased from $102.5 million at December 31, 1999 to $66.9 million at December 31, 2000.

Costs and Expenses

Cost of sales and service decreased $74.7 million to $1,426.6 million for the year ended December 31, 2000 from $1,501.0 million for the year ended December 31, 1999. Cost of sales as a percentage of sales increased to 77.6% for the year ended December 31, 2000 compared to 71.2% for the prior year. The increase in costs of sales as a percentage of sales is due to the above-mentioned factors contributing to fluctuations in segment operating profit (loss), primarily underabsorbed manufacturing overhead, lower sales volume and fourth quarter 2000 adjustments.

Selling, general and administrative ("SG&A") expense decreased $24.2 million from $454.5 million for the year ended December 31, 1999 to $430.2 million for the year ended December 31, 2000, due to lower selling expenses, primarily at Intermec, offset partially by additional costs for accounts receivable securitization. The Company's accounts receivable securitization agreements were in place for the full year in 2000 compared to six months in 1999. Lower revenue levels resulted in SG&A, as a percentage of sales, increasing from 21.6% in 1999 to 23.4% in 2000.

Depreciation and amortization of $67.3 million for the year ended December 31, 2000 is consistent with $66.0 million for the prior year, due to no significant net changes in the Company's fixed assets, goodwill and intangible assets.

Net interest expense was $30.6 million and $38.0 million for the years ended December 31, 2000 and 1999, respectively. The decrease was attributable to lower outstanding debt during the year, partially offset by the effect of increased interest rates.

Other Income, Net

Net other income of $44.7 million represents a one-time gain from the sale of Amtech in June 2000. The Company acquired Amtech in June 1998. The net assets and results of operations for Amtech are not material to the consolidated financial statements for all periods presented.

Year Ended December 31, 1999 Compared to 1998

Sales and Service Revenues and Segment Operating Profit

Total sales and service revenues increased $446.0 million, or 27%, for the year ended December 31, 1999 compared with the prior year. Total segment operating profit decreased $13.4 million, or 10%, for the year ended December 31, 1999 compared with the prior year.

Automated Data Systems:  ADS segment sales increased $47.8 million, or 6%, and operating profit decreased $29.0 million, or 52%, for the year ended December 31, 1999 compared with the prior year. The increase in sales is due primarily to 1999 including a full year's results from the June 1998 acquisition of Amtech and an increase in intellectual property ("IP") licensing revenues, offset partially by decreased sales of other ADS products, primarily mobile computing. Mobile computing revenues were impacted by customers' focus on their internal Year 2000 issues. The decrease in operating profit was the result of additional operating expenses and order fulfillment costs related to the implementation of a new management information system at Intermec's main production facility and decreased product sales, offset partially by IP licensing margins.

Integrated Production Systems:  IPS revenues increased $217.2 million, or 30%, and related operating profit increased $13.6 million, or 19%, for the year ended December 31, 1999 compared with the corresponding prior year. The increase in revenues is primarily attributable to 1999 including the full year's results of the 1998 acquisition of R&B Machine Tool and an increase in activity for the domestic operations. The increase in operating profit was due to the increase in activity for the domestic operations and operating profits contributed by the 1998 acquisition, partially offset by costs associated with product and operational process problems at Honsberg Lamb in Germany. Operating profits as a percentage of sales decreased primarily due to contract losses at Honsberg Lamb. IPS backlog increased from $556.6 million at December 31, 1998 to $627.7 million at December 31, 1999.

Advanced Manufacturing Equipment:  In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine") for approximately $187.3 million in cash. The division, which comprises the Company's Advanced Manufacturing Equipment segment, is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries. The acquisition was funded using the Company's committed credit facility and was accounted for under the purchase method of accounting.

AME revenues increased $181.0 million, or 159%, while related operating profit increased $2.0 million, or 54%, for the year ended December 31, 1999 compared with the corresponding prior year. The increase in revenues and operating profit is attributable to 1999 including the full year results from this 1998 acquisition. Operating profit as a percentage of sales decreased due to lower utilization levels. Backlog decreased from $148.9 million at December 31, 1998 to $102.5 million at December 31, 1999.

Costs and Expenses

Cost of sales and service increased $390.2 million to $1,501.0 million for the year ended December 31, 1999 from $1,110.8 million for the year ended December 31, 1998. Cost of sales as a percentage of sales increased to 71.2% for the year ended December 31, 1999 compared to 66.8% for the prior year. The increase in costs of sales as a percentage of sales is due to the inclusion in 1999 of a full year of operations of Cincinnati Machine, which carries a higher cost of sales percentage and the above-mentioned factors contributing to fluctuations in segment operating profit.

SG&A expense increased $70.8 million from $383.7 million for the year ended December 31, 1998 to $454.5 million for the year ended December 31, 1999. As a percentage of sales, SG&A decreased from 23% in 1998 to 22% in 1999. The percentage decrease is attributable to the change in the business mix of the Company from 1998 to 1999 offset by costs in SG&A from the sale of undivided interests in UNOVA's trade accounts receivable. The two IAS segments' sales increased as a percentage of total Company sales from 50% for the year ended December 31, 1998 to 58% for the year ended December 31, 1999, while ADS sales decreased from 50% to 42% of total Company sales for the same years. The IAS businesses carry lower SG&A ratios compared to the ADS segment.

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

Foreign Currency Transactions

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency transaction net losses for the year ended December 31, 2000, were not significant. Currency transaction net losses for the year ended December 31, 1999 were $3.0 million, after taxes. Currency transaction net gains for the year ended December 31, 1998 were not significant. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time.

For fiscal year 2000, the Company derived approximately 28% of its revenues from non-U.S. customers. At December 31, 2000, long-lived assets attributable to foreign countries comprised 10% of total assets. As the largest components of these foreign assets are attributable to European nations, primarily the United Kingdom, Germany, and Sweden, the exposure of long-lived assets to foreign currency fluctuations or expropriations is not significant.

Liquidity and Capital Resources

Cash and cash equivalents increased from $25.2 million at December 31, 1999 to $106.8 million at December 31, 2000. Total debt increased from $429.4 million at December 31, 1999 to $448.9 million at December 31, 2000. Net debt, defined as total debt less cash and cash equivalents, improved to $342.1 million at December 31, 2000 from $404.2 million at December 31, 1999. The decrease in net debt is due primarily to proceeds from the sale of Amtech partially offset by normal capital expenditures and cash used in operating activities.

The Company maintains a committed revolving credit facility (as amended and restated on February 8, 2001, the "Credit Facility") with a group of banks that is guaranteed by the domestic subsidiaries of the Company and secured by substantially all of the assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior debentures. Under the terms of the Credit Facility, the Company may borrow in stated increments up to an aggregate of $400 million through November 8, 2001. The Company may borrow at the Base Rate or the Adjusted London Inter Bank Offered Rate, each as defined in the Credit Facility, plus an applicable margin. Additionally, the Credit Facility includes a Facility Fee and Duration Fee, each as defined in the Credit Facility and computed based on the most recent aggregate commitment. The Credit Facility places limits on the Company and its domestic subsidiaries, including limits on domestic cash balances, capital expenditures, liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees and establishes permitted levels of minimum consolidated EBITDA, as defined in the Credit Facility. Net proceeds from the sale of assets not in the ordinary course of business and from certain issuances of debt and equity must be applied to the reduction of amounts outstanding and commitments under the Credit Facility. Outstanding borrowings under this facility were $215.0 million and $150.0 million at December 31, 2000 and 1999, respectively.

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. At December 31, 2000 and 1999 net proceeds of $90.5 million and $100.0 million, respectively, were reflected as a reduction of accounts receivable on the consolidated balance sheets. Costs associated with the accounts receivable securitization agreements are classified as selling, general and administrative expenses. For the years ended December 31, 2000 and 1999 such costs were $7.3 million and $2.8 million, respectively. Simultaneously with the February 8, 2001 amendment and restatement of the Credit Facility, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash.

Management believes that opportunities exist to generate significant liquidity through the monetization of certain of the Company's assets. Expected cash flows from these opportunities, successful execution of the Company's operating plans, current financing agreements, and expected refinancing of the Credit Facility by November 2001, should provide the Company with adequate liquidity to meet its expected working capital and capital expenditure requirements for the next 12 months.

The Company expects to use cash for operations and capital expenditures during fiscal 2001. Excluding the effect of cash inflows from the monetization of assets, this cash usage would result in higher outstanding debt and significantly higher interest expense and financing charges in 2001.

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) ("SFAS No. 140"). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company has determined that the impact of adopting SFAS No. 140 will not be material to its consolidated financial statements.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the fourth quarter of 2000. SAB 101 had no material impact on the Company's revenue recognition policies.

Forward-Looking Statements and Risk Factors

The Company cautions readers that included in this annual report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, the Company's ability to meet its working capital and capital expenditure requirements and refinance credit agreements, the impact of new accounting pronouncements, and the Company's ability to generate liquidity through the monetization of assets. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies including the renewal of key supply contracts; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide political stability and economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates:  The information presented below summarizes the Company's cash flows for its borrowings as of December 31, 2000 and related interest rates by dates of maturity. Variable interest rates disclosed represent the weighted-average rates of the borrowings at December 31, 2000. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. The information presented below should be read in conjunction with Note C to the Consolidated Financial Statements.

Debt	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(millions of dollars)
Fixed Rate					$100.0	$100.0	$200.0	$66.0
Average Interest Rate					6.88%	7.00%
Variable Rate	$235.4				$13.5		$248.9	$248.9
Average Interest Rate	9.07%				6.11%

At December 31, 2000, variable rate borrowings include $215.0 million outstanding under the Company's Credit Facility with a weighted average interest rate of 9.25%. On February 8, 2001, the terms of the Credit Facility were amended and restated. Under the new terms of the Credit Facility, the variable interest rate margin was increased by 1.0%. See discussion of the Company's Credit Facility under the heading "Liquidity and Capital Resources" in Item 7 of this annual report.

Foreign Exchange Rates:  Due to its global operations, the Company's cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 2000, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $75.8 million. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. A hypothetical 10% change in the relevant currency rates at December 31, 2000 would not result in a material gain or loss. Additionally, any change in the value of the contracts, real or hypothetical, should be substantially offset by an inverse change in the value of the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under "Board of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2001 (the "2001 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at March 13, 2001 and their business experience during the prior five years:

Name	Age	Position with the Company and Principal Business Affiliations During Past Five Years
Daniel S. Bishop	51
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
Larry D. Brady	58
		President and Chief Executive Officer since September 2000. Prior thereto, President and Chief Operating Officer from August 1999 to September 2000. For prior business experience, see the description of Directors in "Board of Directors" in the 2001 Proxy Statement.
Alton J. Brann	59
		Chairman of the Board since August 1997. Prior thereto, Chief Executive Officer from August 1997 to September 2000. For prior business experience, see the description of Directors in "Board of Directors" in the 2001 Proxy Statement.
Charles A. Cusumano	54
		Vice President of Finance and Controller since May 1999. Prior thereto, Vice President, Finance, from October 1997 to May 1999. Prior thereto, Vice President, Finance, of Western Atlas from October 1996 to October 1997. Vice President and Controller of Western Atlas from March 1994 to September 1996.
James A. Herrman	57
		Senior Vice President and Group Executive since May 2000. Prior thereto, Vice President from February 1999 to May 2000. President of the Company's Landis Gardner division from November 1996 to May 2000. Held various positions with the Company's Gardner Machine division since joining the Company in 1989.
Elmer C. Hull, Jr	44
		Vice President and Treasurer since July 1999. Prior thereto, Treasurer from October 1998 to July 1999. Vice President, Finance, of the Company's North American Grinding and Abrasives operations from July 1995 to October 1998. Held various positions with the Company's Landis division beginning with Chief Accountant in 1978.

Michael E. Keane	45
		Senior Vice President and Chief Financial Officer since October 1997. Prior thereto, Senior Vice President and Chief Financial Officer of Western Atlas from October 1996 to October 1997. Vice President and Treasurer of Western Atlas from March 1994 to September 1996.
Thomas O. Miller	49
		Vice President of the Company since February 1999 and Senior Vice President of its wholly owned subsidiary Intermec Technologies Corporation since March 1997. Prior thereto, General Manager of Intermec's Norand Mobile Systems division. Held various executive management positions since joining Norand in 1982, including President of Norand from March 1997 to January 1998 and Senior Vice President of Worldwide Marketing and Sales from January 1996 to March 1997, when Norand was acquired by Intermec.
Kyle H. Seymour	39
		Senior Vice President and Group Executive since May 2000. Prior thereto, Vice President from November 1998 to May 2000. Held various positions with Cincinnati Milacron (now known as Milacron, Inc.) from 1989 to the acquisition by the Company of Milacron's machine tool businesses in 1998.

ITEM 11. EXECUTIVE COMPENSATION

See the information relating to executive compensation under the captions "Summary Compensation Table," "Stock Option Information," "Change of Control Employment Agreements" and "Retirement Benefits" of the Company's 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership by Certain Beneficial Owners and Management" of the Company's 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information with respect to certain relationships and related transactions under the caption "Incentive Loan Program" of the Company's 2001 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
See listing of financial statements as set forth under Item 8 of this annual report.
	(2)	Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts at page S-1 of this annual report.

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
	(3)	Executive Compensation Plans and Arrangements
Executive compensation plans and arrangements are listed as exhibits 10.6 through 10.33 as set forth in the Index to Exhibits at page E-1 of this annual report.
(b)		Reports on Form 8-K

In a current report on Form 8-K filed November 13, 2000, The Company reported an amendment and waiver to its Credit Facility and pledge of a material amount of assets under the related guaranty and security and pledge agreements. See discussion of the Company's Credit Facility under the heading "Liquidity and Capital Resources" under Item 7 of this annual report.
(c)		Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNOVA, INC.
/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

March 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ PAUL BANCROFT, III Paul Bancroft, III	Director	March 13, 2001
/s/ LARRY D. BRADY Larry D. Brady	Director, President and Chief Executive Officer	March 13, 2001
/s/ ALTON J. BRANN Alton J. Brann	Director and Chairman of the Board	March 13, 2001
/s/ CHARLES A. CUSUMANO Charles A. Cusumano	Vice President of Finance and Controller (Chief Accounting Officer)	March 13, 2001
/s/ JOSEPH T. CASEY Joseph T. Casey	Director	March 13, 2001
/s/ WILLIAM C. EDWARDS William C. Edwards	Director	March 13, 2001
/s/ STEPHEN E. FRANK Stephen E. Frank	Director	March 13, 2001
/s/ CLAIRE W. GARGALLI Claire W. Gargalli	Director	March 13, 2001
/s/ ORION L. HOCH Orion L. Hoch	Director	March 13, 2001
/s/ STEVEN B. SAMPLE Steven B. Sample	Director	March 13, 2001
/s/ WILLIAM D. WALSH William D. Walsh	Director	March 13, 2001

UNOVA, INC.

Management's Responsibility for Financial Reporting

The consolidated financial statements of UNOVA, Inc. and subsidiaries and related financial information included in this Annual Report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor compliance with and the effectiveness of established procedures.

The consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on page F-2.

The Audit and Compliance Committee of the Board of Directors, which consists solely of directors who are not employees of the Company, meets at least quarterly with management, the independent auditors and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.

/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

February 9, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
UNOVA, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 9, 2001

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Sales and Service Revenues	$1,837,821	$2,108,749	$1,662,663

Costs and Expenses
Cost of sales and service	1,426,597	1,500,974	1,110,799
Selling, general and administrative	430,241	454,473	383,663
Depreciation and amortization	67,256	65,974	57,043
Interest, net	30,560	38,015	25,715

Total Costs and Expenses	1,954,654	2,059,436	1,577,220

Other Income, Net	44,686		31,523

Earnings (Loss) before Income Taxes	(72,147)	49,313	116,966
Benefit (Provision) for Income Taxes	32,345	(19,725)	(47,253)

Net Earnings (Loss)	$(39,802)	$29,588	$69,713

Basic Earnings (Loss) per Share	$(0.71)	$0.54	$1.28

Diluted Earnings (Loss) per Share	$(0.71)	$0.54	$1.27

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2000	1999
ASSETS
Current Assets
Cash and cash equivalents	$106,836	$25,239
Accounts receivable, net of allowance for doubtful accounts of $22,694 (2000) and $20,375 (1999)	453,734	596,885
Inventories, net of progress billings	237,487	310,175
Deferred tax assets	79,845	158,170
Other current assets	17,202	19,873

Total Current Assets	895,104	1,110,342
Property, Plant and Equipment, Net	228,242	270,899
Goodwill and Other Intangibles, Net of Accumulated Amortization of $103,101 (2000) and $87,883 (1999)	369,949	399,131
Deferred Tax Assets	87,698
Other Assets	139,685	123,167

Total Assets	$1,720,678	$1,903,539

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$396,506	$509,188
Payroll and related expenses	85,340	89,309
Notes payable and current portion of long-term obligations	235,372	64,002

Total Current Liabilities	717,218	662,499

Long-term Obligations	213,503	365,386

Deferred Tax Liabilities		44,777

Other Long-term Liabilities	102,173	99,577

Commitments and Contingencies
Shareholders' Investment
Preferred stock; no shares outstanding
Common stock; shares outstanding: 56,793,416 (2000) and 55,551,064 (1999)	568	556
Additional paid-in capital	660,132	652,157
Retained earnings	51,458	91,260
Accumulated other comprehensive loss- cumulative currency translation adjustment	(24,374)	(12,673)

Total Shareholders' Investment	687,784	731,300

Total Liabilities and Shareholders' Investment	$1,720,678	$1,903,539

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2000	1999	1998
Cash and Cash Equivalents at Beginning of Year	$25,239	$17,708	$13,685

Cash Flows from Operating Activities:
Net earnings (loss)	(39,802)	29,588	69,713
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of business	(44,686)
Depreciation and amortization	67,256	65,974	57,043
Change in prepaid pension cost	(14,207)	(15,246)	(14,620)
Deferred taxes	(44,754)	(6,065)	(437)
Gain on sale of property, plant and equipment, net	(2,292)	(1,333)	(35,043)
Increase (decrease) in accounts receivable sold	(9,500)	100,000
Changes in operating assets and liabilities:
Accounts receivable	129,907	(36,741)	(109,096)
Inventories	55,735	24,287	(67,223)
Other current assets	2,168	(1,019)	13,889
Accounts payable and accrued expenses	(106,454)	39,898	69,922
Payroll and related expenses	(8,224)	(12,587)	13,493
Other operating activities	(9,647)	7,021	6,823

Net Cash Provided by (Used in) Operating Activities	(24,500)	193,777	4,464

Cash Flows from Investing Activities:
Proceeds from sale of business	88,000
Capital expenditures	(31,629)	(61,149)	(83,776)
Proceeds from sale of property, plant and equipment	12,092	30,356	71,118
Changes in other assets	3,920	8,926	(3,402)
Acquisition of businesses, net of cash acquired			(287,350)
Other investing activities	3,421	3,914	(1,089)

Net Cash Provided by (Used in) Investing Activities	75,804	(17,953)	(304,499)

Cash Flows from Financing Activities:
Net increase (decrease) in notes payable and credit facilities	26,041	(174,544)	297,509
Other financing activities	4,252	6,251	6,549

Net Cash Provided by (Used in) Financing Activities	30,293	(168,293)	304,058

Resulting Increase in Cash and Cash Equivalents	81,597	7,531	4,023

Cash and Cash Equivalents at End of Year	$106,836	$25,239	$17,708

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' INVESTMENT
(thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 1998	$589,489	$545	$603,743	$(8,041)	$(6,758)

Comprehensive Income:
Net earnings	69,713			69,713
Currency translation adjustment	908				908

Comprehensive Income	70,621

Distribution-related tax benefit	34,809		34,809

Issuances of common stock	6,506	4	6,502

Balance, December 31, 1998	701,425	549	645,054	61,672	(5,850)

Comprehensive Income:
Net earnings	29,588			29,588
Currency translation adjustment	(6,823)				(6,823)

Comprehensive Income	22,765

Issuances of common stock	7,110	7	7,103

Balance, December 31, 1999	731,300	556	652,157	91,260	(12,673)

Comprehensive Loss:
Net loss	(39,802)			(39,802)
Currency translation adjustment	(11,701)				(11,701)

Comprehensive Loss	(51,503)

Issuances of common stock	7,987	12	7,975

Balance, December 31, 2000	$687,784	$568	$660,132	$51,458	$(24,374)

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

Nature of Operations.  UNOVA is a global supplier of mobile computing and wireless network products of non-office applications and of manufacturing systems technologies primarily for automotive and aerospace industries. The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS businesses are further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). The ADS business segment comprises mobile computing and wireless communication systems products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The IPS segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries. The AME segment comprises machining systems and stand-alone machine tools primarily serving the aerospace and manufacturing industries.

Principles of Consolidation.  The consolidated financial statements include the accounts of UNOVA, Inc. and its wholly owned subsidiaries and companies in which UNOVA has a controlling interest. Investments in companies over which UNOVA has influence but not a controlling interest are accounted for using the equity method. Equity investments in other companies are carried at cost. All material intercompany transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates.

Cash Equivalents.  The Company considers highly liquid investments purchased within three months of their date of maturity to be cash equivalents.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred.

Revenue Recognition.  Revenues are generally recognized when products are shipped or as services are performed. Revenues and profits on long-term contracts are recorded under the percentage-of-completion, cost-to-cost method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Research and Development.  Research and development costs are charged to expense as incurred. Total expenditures on research and development activities amounted to $69.7 million, $74.1 million and $71.5 million in the years ended December 31, 2000, 1999 and 1998, respectively.

Other Income, Net.  In the year ended December 31, 2000, other income, net consists of a $44.7 million gain on the sale of the Company's Amtech transportation systems operations. In the year ended December 31, 1998, other income, net consists of a gain of $35.5 million recognized on the sale of UNOVA's corporate headquarters building, offset by other non-operating expenses.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided for over the estimated useful lives of the related assets.

Income Taxes.  The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets if it is more likely than not that they will not be realized.

Concentrations of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No customer was significant to the Company's revenues in 2000, 1999 or 1998.

Foreign Currencies.  The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the consolidated statements of operations. Currency transaction net losses were not significant for the year ended December 31, 2000. Currency transaction net losses were $3.0 million, after taxes, for the year ended December 31, 1999 and were insignificant for the year ended December 31, 1998.

Financial Instruments.  When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 2000, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $75.8 million. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings.

Goodwill and Other Intangibles.  Goodwill is amortized on a straight-line basis over periods ranging from 25 to 40 years. Other intangibles are amortized on a straight-line basis over periods ranging from 4 to 18 years.

Impairment of Long-Lived Assets and Goodwill.  The Company assesses the recoverability of long-lived assets and goodwill when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value.

Environmental Costs.  Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable. Environmental costs were not material for all years presented.

New Accounting Pronouncements.  In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) ("SFAS No. 140"). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company has determined that the impact of adopting SFAS No. 140 will not be material to its consolidated financial statements.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the fourth quarter of 2000. SAB 101 had no material impact on the Company's revenue recognition policies.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B: Business Acquisitions and Disposition

In June 2000, UNOVA sold the ADS segment's Amtech transportation systems operations ("Amtech") resulting in a pre-tax gain of approximately $44.7 million. The Company acquired Amtech in June 1998. The net assets and results of operations for Amtech are not material to the consolidated financial statements for all periods presented.

In October 1998, UNOVA acquired the machine tool business of Cincinnati Milacron. The division, which was renamed Cincinnati Machine, a UNOVA Company ("Cincinnati Machine"), is engaged in the design, manufacture, sale and servicing of standard and advanced computer numerically controlled metal cutting machine tools for the industrial component, aerospace, job shop, fluid power and automotive industries.

During the third quarter of 1998, UNOVA acquired R&B Machine Tool Company ("R&B Machine"), a specialty machine and retooling company. Although the R&B Machine acquisition is integral to the Company's business strategy, it is not material in the aggregate to UNOVA's consolidated financial statements.

In connection with the 1998 acquisitions of Cincinnati Machine, R&B Machine and Amtech, for aggregate cash of $287.4 million, the Company acquired assets, including aggregate goodwill of $51.0 million, with a fair value of $410.8 million and assumed liabilities of $123.4 million. These acquisitions were funded using the Company's committed and uncommitted credit lines and accounted for using the purchase method. Goodwill is being amortized over 25 years using the straight-line method.

Note C: Cash and Cash Equivalents, Debt and Interest

Cash and cash equivalents amounted to $106.8 million and $25.2 million at December 31, 2000 and December 31, 1999, respectively, and consisted mainly of time deposits.

Notes payable and long-term obligations consist of the following (thousands of dollars):

	December 31,
	2000	1999
Borrowings under Credit Facility, with interest at 9.25% (2000) and 7.0% (1999), due 2001	$215,000	$150,000
Debentures, with interest at 6.875%, due 2005	100,000	100,000
Debentures, with interest at 7.00%, due 2008	100,000	100,000
Notes payable, with average interest at 7.12% (2000) and 4.5% (1999), due 2001	20,192	62,888
Industrial revenue bonds, with average interest at 6.2% (2000) and 5.3% (1999), due July 2005	13,500	13,500
Other, with average interest at 7.32% (2000) and 7.1% (1999), due through 2002	183	3,000

	448,875	429,388
Less notes payable and current portion of long-term obligations	(235,372)	(64,002)

Long-term obligations	$213,503	$365,386

Notes payable and long-term obligations at December 31, 2000 mature as follows (thousands of dollars):

Year Ending December 31
2001	$235,372
2002	3
2003
2004
2005	113,500
Thereafter	100,000

$448,875

The Company maintains a committed revolving credit facility (as amended and restated on February 8, 2001, the "Credit Facility") with a group of banks that is guaranteed by the domestic subsidiaries of the Company and secured by substantially all of the assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior debentures. Under the terms of the Credit Facility, the Company may borrow in stated increments up to an aggregate of $400 million through November 8, 2001. The Company may borrow at the Base Rate or the Adjusted London Inter Bank Offered Rate, each as defined in the Credit Facility, plus an applicable margin. Additionally, the Credit Facility includes a Facility Fee and Duration Fee, each as defined in the Credit Facility and computed based on the most recent aggregate commitment. The Credit Facility places limits on the Company and its domestic subsidiaries, including limits on domestic cash balances, capital expenditures, liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees and establishes permitted levels of minimum consolidated EBITDA, as defined in the Credit Facility. Net proceeds from the sale of assets not in the ordinary course of business and from certain issuances of debt and equity must be applied to the reduction of amounts outstanding and commitments under the Credit Facility. In November 2000, the Credit Facility was amended to waive the minimum consolidated EBITDA covenant.

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. At December 31, 2000 and 1999, net proceeds of $90.5 million and $100.0 million, respectively, were reflected as a reduction of accounts receivable on the consolidated balance sheets. Costs associated with the accounts receivable securitization agreements are classified as selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, such costs were $7.3 million and $2.8 million, respectively. Simultaneously with the February 8, 2001 amendment and restatement of the Credit Facility, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Interest payments are due semi-annually. Including underwriting fees, discounts and effects of forward rate agreements, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively.

Financial instruments on the Company's consolidated balance sheets include accounts receivable, notes payable, and accounts payable which approximate their market values due to their short maturity. At December 31, 2000, long-term obligations of $213.5 million had an estimated fair market value of $79.5 million based primarily on recent market trade values. At December 31, 1999, long-term obligations of $365.4 million had an estimated fair market value of $333.3 million based primarily on quoted market prices. UNOVA also has off-balance-sheet guarantees and letter-of-credit reimbursement agreements primarily related to performance on contracts totaling a maximum amount of $37.0 million at December 31, 2000.

Net interest expense is composed of the following (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
Interest expense	$33,948	$38,867	$28,182
Interest income	(3,388)	(852)	(2,467)

Net interest expense	$30,560	$38,015	$25,715

The Company made interest payments to non-related parties of $34.2 million, $39.5 million, and $25.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. Capitalized interest costs for each year presented were not material.

Note D: Accounts Receivable and Inventories

Accounts receivable consists of the following (thousands of dollars):

	December 31,
	2000	1999
Trade receivables, net	$187,195	$224,876
Receivables related to long-term contracts
Amounts billed	93,814	104,356
Unbilled costs and accrued profit on progress completed and retentions	172,725	267,653

Accounts receivable, net	$453,734	$596,885

The unbilled costs and retentions at December 31, 2000 are expected to be entirely billed and collected during 2001.

Inventories consist of the following (thousands of dollars):

	December 31,
	2000	1999
Raw materials and work in process	$192,359	$237,822
Finished goods	21,966	44,336
Inventoried costs related to long-term contracts	49,147	51,834
Less progress billings	(25,985)	(23,817)

Inventories, net of progress billings	$237,487	$310,175

Note E: Property, Plant and Equipment

Property, plant and equipment consists of the following (thousands of dollars):

	December 31,
	2000	1999
Property, plant and equipment, at cost
Land	$18,319	$20,186
Buildings and improvements	100,441	107,417
Machinery and equipment	333,272	344,626

	452,032	472,229
Less accumulated depreciation	(223,790)	(201,330)

Net property, plant and equipment	$228,242	$270,899

Depreciation expense was $49.9 million, $47.9 million and $40.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	10-45 years
Building improvements	2-20 years
Machinery and equipment	2-15 years

As of December 31, 2000 and 1999, the Company deferred $14.1 million and $13.3 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments (including commitments to a related party of $11.5 million, see Note J), net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 2000 (thousands of dollars):

Year Ending	Operating Leases
2001	$ 19,898
2002	14,102
2003	10,088
2004	7,963
2005	7,204
Thereafter	45,352

$104,607

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $33.1 million, $27.1 million and $20.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

Proceeds totaling approximately $6.7 million and $25.5 million were received in 2000 and 1999, respectively, on the sale-leaseback of operating facilities. In 1998, $71.1 million as received on the sale of the Company's corporate headquarters building as well as two other buildings and the sale-leaseback of an operating facility.

Note F: Shareholders' Investment

Capital Stock

At December 31, 2000, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the year. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2000	1999	1998
Weighted average common shares—Basic	55,713,692	55,110,655	54,620,208
Dilutive effect of unvested restricted shares and stock options		8,863	82,859

Weighted average shares—Diluted	55,713,692	55,119,518	54,703,067

At December 31, 2000, 1999 and 1998, Company employees and directors held options to purchase 7,104,020, 5,524,700 and 3,937,750 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options. For the year ended December 31, 2000, diluted weighted average shares exclude 166,963 weighted average unvested restricted shares due to the Company reporting a net loss.

Stock Awards

The UNOVA, Inc. 1999 and 1997 Stock Incentive Plans (the "Stock Incentive Plans," collectively) provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the Stock Incentive Plans, stock options may not be granted at a price less than the market value of the Company's common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years and expire in ten years.

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

As of December 31, 2000 there were 750,614 shares available for grant under the Company's stock award plans. The following table summarizes the activity of the Company's stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
December 31, 1997	2,504,500	$18.80
Granted	1,706,200	16.97
Canceled	(255,950)	18.37

December 31, 1998	3,954,750	18.04	582,700	$18.63
Granted	2,209,000	14.36
Canceled	(190,050)	18.07

December 31, 1999	5,973,700	16.67	1,570,002	18.20
Granted	1,987,500	4.71
Canceled	(857,180)	15.88

December 31, 2000	7,104,020	13.42	2,402,486	17.56

Outstanding stock option data as of December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$4.19 to $7.84	1,860,500	9.88	$4.20
$12.38 to $17.56	3,210,200	8.32	15.27	1,092,006	$15.93
$18.81 to $22.00	2,033,320	6.87	18.93	1,310,480	18.91

	7,104,020	8.31	13.42	2,402,486	17.56

The weighted-average fair values of stock options granted during 2000, 1999 and 1998 were $2.37, $6.33, and $7.10 per option, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.74%, 5.88% and 4.63%; expected life of five years for each year; and expected volatility of 49.39%, 40.07% and 39.60%. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

In 2000 and 1999, the Company granted 300,000 and 109,585 shares of restricted stock, respectively, under the provisions of the 1999 Stock Incentive Plan. For the years ended December 31, 2000 and 1999 the fair value at the grant date of the restricted stock (without regard to restrictions on transfer), was $7.91 and $12.84 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period and was not material for the years ended December 31, 2000 or 1999.

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2000, 1999 and 1998, employees purchased 928,312, 496,450 and 433,506 shares, respectively. The weighted-average fair value of purchase rights granted in 2000, 1999 and 1998 was $2.66 per share, $4.42 per share and $5.14 per share, respectively. The fair value of the stock purchase rights were determined using the following weighted-average assumptions in 2000, 1999, and 1998, respectively; risk-free interest rate of 6.06%, 4.63%, and 4.63%; expected life equal to the applicable offering periods for each year; and expected volatility of 49.39%, 40.07%, and 39.60%. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

Pro Forma Compensation Cost Disclosure

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) and diluted earnings (loss) per share for 2000, 1999, and 1998 would have been $(47.2) million and $(0.85), $22.8 million and $0.41, and $64.6 million and $1.18, respectively.

Note G: Income Taxes

Earnings (loss) before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
United States	$(63,972)	$44,113	$90,976
Other Nations	(8,175)	5,200	25,990

	$(72,147)	$49,313	$116,966

Income taxes consist of the following provisions (benefits) (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
Currently Payable:
U.S. taxes	$6,017	$4,964	$20,416
International taxes	2,395	3,849	12,451

	8,412	8,813	32,867

Deferred:
U.S. taxes	(41,545)	10,336	13,689
International taxes	788	576	697

	(40,757)	10,912	14,386

	$(32,345)	$19,725	$47,253

Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31, 2000		December 31, 1999
	Asset	Liability	Asset	Liability
Accrued liabilities	$50,830		$40,355
Receivables and inventories	27,667		22,232
Retiree medical benefits	13,553		12,680
Intangibles	7,215		13,473
Tax credit carryforwards	33,146		23,419
Deferred income	2,836		9,244
Net operating loss carryforwards	99,832		54,830
Pensions		$31,024		$28,048
Accelerated depreciation		16,723		16,729
Other items	1,348		1,327

Total before valuation allowance	236,427	47,747	177,560	44,777
Valuation allowance	(21,137)		(19,390)

	$215,290	$47,747	$158,170	$44,777

The Company has available at December 31, 2000, net operating tax loss carryforwards in the United States of approximately $174.4 million that expire as follows (millions of dollars):

Year Ending December 31,
2010	$7.7
2011	13.9
2017	4.4
2018	23.9
2019	15.2
2020	109.3

$174.4

The Company has foreign tax credit carryforwards of $3.3 million at December 31, 2000 to offset future tax liability in the United States through 2005. The Company also has general business credit carryforwards of approximately $29.8 million to offset future tax liabilities in the United States through 2020.

At December 31, 2000, the Company has foreign net operating tax loss carryforwards of $106.5 million. Valuation allowances of $21.1 million and $19.4 million, as of December 31, 2000 and 1999, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. Included in the valuation allowances as of December 31, 2000 and 1999, respectively, is $3.5 million and $4.4 million related to acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision (benefit) for income taxes (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
Tax at U.S. statutory rate	$(25,251)	$17,260	$40,938
State income taxes net of federal benefit	210	2,998	3,055
Amortization of nondeductible goodwill	4,971	4,852	4,272
Tax credits and FSC benefit	(5,394)	(13,870)	(3,276)
Foreign net earnings taxed at other than U.S. statutory rate	5,199	6,174	4,240
Recognition of capital losses	(16,913)
Repatriation of foreign earnings and related taxes	1,312
Other items	3,521	2,311	(1,976)

	$(32,345)	$19,725	$47,253

The Company made net tax payments of $11.3 million, $13.7 million and $4.5 million in the years ended December 31, 2000, 1999 and 1998, respectively.

Federal income taxes and foreign withholding taxes have been accrued on earnings of foreign subsidiaries that are intended to be remitted to the United States. The Company has not provided income taxes on undistributed earnings of foreign subsidiaries that the Company intends to reinvest permanently outside the United States; the total amount of such earnings was approximately $74.6 million at December 31, 2000. If remitted, such earnings would not result in any material tax liability in the United States because of available foreign tax credits.

Note H: Pension and Other Postretirement Benefit Plans

The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees are covered by a contributory defined benefit plan, under which annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plan. Certain of the Company's non-U.S. subsidiaries also have a retirement plan for employees. Retiree benefits are based on years of service and salary levels.

There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

U.S. Pension Plans

The following table sets forth the change in benefit obligations and plan assets of the Company's U.S. pension plans and the amounts recognized in the Company's balance sheets (thousands of dollars):

	December 31,
	2000	1999
Change in benefit obligations:
Benefit obligation at beginning of year	$193,356	$181,842
Service cost	12,081	9,948
Interest cost	15,035	12,989
Special termnination benefits	4,862
Amendments	3,401
Plan participants' contributions	974	621
Actuarial gain	(7,856)	(1,604)
Benefits paid	(11,969)	(10,440)

Benefit obligation at end of year	209,884	193,356

Change in plan assets:
Fair value of plan assets at beginning of year	455,294	316,241
Actual return on plan assets	127,627	148,407
Plan participants' contributions	974	621
Benefits paid	(11,113)	(9,975)

Fair value of plan assets at end of year	572,782	455,294

Funded status	362,898	261,938
Unrecognized net actuarial gain	(280,962)	(187,845)
Unrecognized prior service cost	6,770	3,735
Unrecognized transition asset	(7,896)	(10,373)

Prepaid pension cost	$80,810	$67,455

The preceding table includes prepaid pension cost presented net of pension liabilities for unfunded plans. As of December 31, 2000 and 1999, these liabilities amounted to $27.5 million and $21.2 million, respectively.

Actuarial assumptions used for the Company's U.S. defined benefit plans were as follows in 2000, 1999, and 1998, respectively: expected long-term rate of return on plan assets of 9.25% for each year; weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of 7.75%, 7.50%, and 7.00%; and rate of increase in future compensation levels of 4.50% for each year.

Plan assets consist primarily of equity securities and U.S. Government securities and at December 31, 2000, included 31,475 shares of UNOVA common stock. The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years.

During 2000, the Company offered voluntary early retirement to certain U.S. employees resulting in a special termination benefits charge of $4.9 million. A summary of the components of net periodic pension income for the U.S. defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
Components of net periodic pension income:
Service cost	$12,081	$9,948	$6,140
Interest cost	15,035	12,989	10,982
Special termination benefits	4,862
Expected return on plan assets	(34,616)	(32,179)	(25,531)
Amortization of prior service cost	366	466	461
Recognized net actuarial gain	(9,195)	(3,993)	(4,313)
Amortization of transition asset	(2,477)	(2,477)	(2,477)

	(13,944)	(15,246)	(14,738)
Defined contribution plans	5,284	5,808	4,500

Net periodic pension income	$(8,660)	$(9,438)	$(10,238)

Non-U.S. Pension Plans

Actuarial assumptions used for the Company's non-U.S. defined benefit plans located in the United Kingdom and Germany were as follows in 2000, 1999, and 1998, respectively: expected long-term rate of return on plan assets of 8.50%, 8.50%, and 6.50%; weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of 6.49%, 6.49%, and 6.00%; and rate of increase in future compensation levels of 3.95%, 3.35%, and 3.50%.

Pension costs for non-U.S. pension plans were not material for any of the years presented herein. As of December 31, 2000 and 1999, the actuarial present value of projected benefits was $117.0 million and $111.1 million, respectively, compared with net assets available for benefits of $132.2 million and $128.7 million, respectively.

Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets (thousands of dollars):

	December 31,
	2000	1999
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$38,651	$40,408
Service cost	932	928
Interest cost	2,859	2,785
Special termination benefits	1,501
Acquisitions		940
Actuarial loss (gain)	9,743	(4,227)
Benefits paid	(3,473)	(2,183)

Benefits obligation at end of year	50,213	38,651

Funded status	(50,213)	(38,651)
Unrecognized net actuarial loss	12,272	3,074
Unrecognized transition obligation	2,030	2,173

Accrued postretirement benefit obligation	$(35,911)	$(33,404)

A summary of the Company's net periodic postretirement benefit cost is as follows (thousands of dollars):

	Year Ended December 31,
	2000	1999	1998
Components of net periodic postretirement benefit cost:
Service cost	$932	$928	$292
Interest cost	2,859	2,785	2,037
Recognized actuarial loss and transition obligation	143	318	328
Special termination benefits	1,501

Net periodic postretirement benefit cost	$5,435	$4,031	$2,657

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7.75%, 7.50%, and 7.50% at December 31, 2000, 1999 and 1998, respectively. The assumed health care cost trend rate for fiscal year 2000 was 11.34% and is projected to decrease over 16 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $4.3 million, while a one-percentage point decrease results in a decrease of $3.6 million.

Note I: Litigation, Commitments and Contingencies

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Note J: Related Party Transactions

Included in other assets are amounts due from certain Company officers and other related parties of $1.4 million and $2.0 million at December 31, 2000 and 1999, respectively.

The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. The ten-year operating lease, which was approved by the Department of Labor under the provisions of the Employee Retirement Income Security Act of 1974, commenced on February 1, 1999. The lease provides for fixed monthly rental payments subject to certain indexed escalation clauses. Rental expense under the provisions of this lease was $1.1 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively.

Note K: Segment Reporting

The Company operates in two primary businesses: Automated Data Systems and Industrial Automation Systems. The IAS businesses are further disaggregated into two reportable segments based on their respective markets served: Integrated Production Systems and Advanced Manufacturing Equipment. The Company uses operating profit or loss, which is computed by adding net interest expense to earnings before taxes on income, to evaluate performance.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses (see Notes A and J). Assets classified as corporate and other amounts consist of cash and cash equivalents, retained interest in securitized trade receivables, prepaid pension costs, deferred tax assets relating to net operating loss and tax credit carryforwards and other corporate assets. Activities are primarily product sales oriented. Export sales are not material. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Note K: Segment Reporting (Continued)

Operations by Business Segment
(millions of dollars)

Industrial Automation Systems
Year Ended December 31,
		Automated Data Systems		Integrated Production Systems	Advanced Manufacturing Equipment	Corporate And other Amounts		Total
Revenues	2000 1999 1998	$726 877 830		$855 937 719	$257 295 114			$1,838 2,109 1,663
Operating profit (loss)	2000 1999 1998	(43 26 55	)(A)	44 87 73	(7 6 4)	$(36 (32 11	) ) (B)	(42 87 143	)(A) (B)
Capital expenditures	2000 1999 1998	20 37 46		7 14 34	2 5 4	3 5		32 61 84
Depreciation and amortization expense	2000 1999 1998	38 37 38		18 18 17	10 10 2	1 1		67 66 57
Total assets at year end	2000 1999 1998	529 644 768		630 745 751	195 250 307	367 265 153		1,721 1,904 1,979

(A)
Includes $44.7 million gain on sale of Amtech.

(B)
Includes $35.5 million gain on sale of UNOVA's corporate headquarters building.

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenue.

Operations by Geographic Area
(millions of dollars)

	Year Ended December 31,	United States	Europe	Other	Corporate and Other Amounts	Total
Revenues	2000	$1,319	$313	$206		$1,838
	1999	1,515	348	246		2,109
	1998	1,066	345	252		1,663
Long-lived assets at year end	2000	546	71	8	$201	826
	1999	610	72	4	107	793
	1998	634	80	4	82	800

UNOVA, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

	Sales	Gross Profit	Net Earnings		Basic Earnings Per Share	Diluted Earnings Per Share	Common Stock Sales Price High/Low
	(millions of dollars, except per share amounts)
Year ended December 31, 2000
First Quarter	$484.8	$114.0	$(0.5)		$(0.01)	$(0.01)	$14		$10	1/8
Second Quarter	480.2	102.9	16.3	(A)	0.29	0.29	16	1/8	6	13/16
Third Quarter	439.5	101.3	(7.3)		(0.13)	(0.13)	8	1/4	3	1/4
Fourth Quarter	433.3	62.9	(48.3	)(B)	(0.86)	(0.86)	6	1/8	3	1/8
Year ended December 31, 1999
First Quarter	$493.4	$134.4	$3.5		$0.06	$0.06	$20		$11	7/8
Second Quarter	494.4	136.6	3.3		0.06	0.06	18		12	3/4
Third Quarter	503.4	140.6	9.4		0.17	0.17	15	5/8	11	7/8
Fourth Quarter	617.5	168.0	13.4		0.24	0.24	15	1/16	12	1/16

The Company's common stock is traded on the New York Stock Exchange and as of February 28, 2001 there were approximately 14,813 holders of record. No cash dividends have been paid. The Company's Credit Facility, as amended and restated on February 8, 2001, places limits on the payment of dividends. See discussion of the Credit Facility under the heading "Liquidity and Capital Resources" in Item 7 of this annual report.

(A)
In June 2000, the Company recognized a gain of $44.7 million on the sale of a business.

(B)
Includes significant fourth quarter adjustments discussed under the heading "Results of Operations" in Item 7 of this annual report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts(A)	Deductions(B)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2000	$20,375	$10,577		$(8,258)	$22,694
Year ended December 31, 1999	$24,021	$6,711	$1,377	$(11,734)	$20,375
Year ended December 31, 1998	$19,719	$4,978	$6,515	$(7,191)	$24,021

(A)
Primarily acquisitions related.

(B)
Primarily uncollectible accounts written off.

S-1

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
4.5	Amendment No. 4 and Waiver to the $400,000,000 Credit Agreement dated November 24, 1999, filed as Exhibit 4.5 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.6
Amendment No. 5 and Waiver to the $400,000,000 Credit Agreement dated October 20, 2000, filed as Exhibit 4.6 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.7	Amendment No. 6 to and Waiver to the $400,000,000 Credit Agreement dated November 13, 2000, filed as Exhibit 1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.8	Extension of Waiver to the $400,000,000 Credit Agreement dated January 31, 2001.*
4.9
$400,000,000 Amended and Restated Credit Agreement dated as of February 8, 2001, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.10
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997 as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.11
Indenture dated as of March 11, 1998 between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

4.12	Form of 6.875% Notes due March 15, 2005 issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.13	Form of 7.00% Notes due March 15, 2008 issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.14
$100,000,000 Credit Agreement dated January 13, 1999, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 4.9 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.
4.15
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
4.16
Transfer and Administration Agreement dated June 18, 1999, among Enterprise Funding Corporation, as Company, KCH Funding, L.L.C., as Transferor, Inc., Individually and as Servicer, and Nationsbank, N.A., as Lead Arranger, Agent and Bank Investor (the "Transfer and Administration Agreement"), filed as Exhibit 4.10 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.17	Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.18	Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.19
Amendment No. 3 to the Transfer and Administration Agreement dated June 16, 2000, filed as Exhibit 4.15 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.20
Amendment No. 4 and Waiver to the Transfer and Administration Agreement dated August 30, 2000, filed as Exhibit 4.17 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.21
Amendment No. 5 and Waiver to the Transfer and Administration Agreement dated October 20, 2000, filed as Exhibit 4.18 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.22	Amendment No. 6 and Waiver to the Transfer and Administration Agreement dated December 4, 2000, filed as Exhibit 4 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.23	Amendment No. 7 and Waiver to the Transfer and Administration Agreement dated January 31, 2001, filed as Exhibit 5 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.24
Receivables Purchase Agreement dated June 18, 1999, between UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.

4.25	Amendment No.1 to the Receivable Purchase Agreement dated December 15, 1999, filed as exhibit 4.16 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.26
Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Sellers, and UNOVA, Inc., as Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.27
Guarantee and Security Agreement dated as of November 13, 2000 among UNOVA, Inc., various subsidiaries of UNOVA, Inc. as guarantors and Morgan Guaranty Trust Company of New York, as collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.28
Amended and Restated Guarantee and Security Agreement dated as of February 8, 2001 between UNOVA, Inc., the Guarantors party hereto and Morgan Guaranty Trust Company of New York, as Collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.29
Pledge Agreement dated November 13, 2000 between UNOVA, Inc. and Morgan Guaranty Trust company of New York, as collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.30
Amended and Restated Pledge Agreement dated as of February 8, 2001 between UNOVA, Inc., the Subsidiaries listed on the signature pages hereof and Morgan Guaranty Trust Company of new York, as Collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
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
10.4	UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.5	Amendment No. 1 to the UNOVA, Inc. Director Stock Option and Fee Plan filed as Exhibit 10.13 to the Company's September 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.6
Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.3 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.7
Form of Change of Control Employment Agreements with Daniel S. Bishop, Larry D. Brady, Alton J. Brann, James A. Herrman, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.5 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.8
Amendment to the Form of Change of Control Employment Agreements with Alton J. Brann, Larry D. Brady, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

10.9	Form of Change of Control Employment Agreement with certain officers of the Company, filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
10.10	UNOVA Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10I to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.
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
21	Subsidiaries of the Registrant.*
23	Independent Auditors' Consent.*

*
Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

QuickLinks

FORM 10-K
UNOVA, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
PART II
PART III
PART IV
SIGNATURES
UNOVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS
UNOVA, INC.