Form 10-Q
period 2001-03-31
UNOVA INC
filed 2001-05-10
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4647021 (I.R.S. Employer Identification No.)
21900 Burbank Boulevard Woodland Hills, California www.unova.com (Address of principal executive offices and internet site)	91367-7418 (Zip Code)

Registrant's telephone number, including area code:  (818) 992-3000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On April 30, 2001 there were 56,779,818 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2001

		Page Number
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Operations Three Months Ended March 31, 2001 and 2000 (unaudited)	1
	Consolidated Balance Sheets March 31, 2001 and December 31, 2000 (unaudited)	2
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Sales and Service Revenues	$403,009	$484,827

Costs and Expenses
Cost of sales and service	294,741	363,385
Selling, general and administrative	98,291	97,615
Depreciation and amortization	15,952	17,019
Interest, net	8,661	7,612

Total Costs and Expenses	417,645	485,631

Loss before Income Taxes	(14,636)	(804)
Benefit for Income Taxes	4,684	310

Net Loss	$(9,952)	$(494)

Basic and Diluted Loss per Share	$(0.18)	$(0.01)

Shares Used in Computing Basic Loss per Share	56,472,843	55,552,772
Shares Used in Computing Diluted Loss per Share	56,472,843	55,552,772

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$35,558	$106,836
Accounts receivable, net	528,356	453,734
Inventories, net of progress billings	225,062	237,487
Deferred tax assets	70,234	79,845
Other current assets	17,602	17,202

Total Current Assets	876,812	895,104
Property, Plant and Equipment, at Cost	444,641	452,032
Less Accumulated Depreciation	(226,992)	(223,790)

Property, Plant and Equipment, Net	217,649	228,242
Goodwill and Other Intangibles, Net	365,206	369,949
Deferred Tax Assets	101,743	87,698
Other Assets	142,596	139,685

Total Assets	$1,704,006	$1,720,678

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$335,388	$396,506
Payroll and related expenses	88,145	85,340
Notes payable and current portion of long-term obligations	287,013	235,372

Total Current Liabilities	710,546	717,218
Long-term Obligations	213,500	213,503

Other Long-term Liabilities	109,840	102,173

Commitments and Contingencies
Shareholders' Investment
Common stock	568	568
Additional paid-in capital	661,418	660,132
Retained earnings	41,506	51,458
Accumulated other comprehensive loss—cumulative currency translation adjustment	(33,372)	(24,374)

Total Shareholders' Investment	670,120	687,784

Total Liabilities and Shareholders' Investment	$1,704,006	$1,720,678

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash and Cash Equivalents at Beginning of Period	$106,836	$25,239

Cash Flows from Operating Activities:
Net loss	(9,952)	(494)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts receivable sold	(90,500)
Depreciation and amortization	15,952	17,019
Change in prepaid pension costs, net	(7,840)	(4,412)
Deferred taxes	(6,581)	(2,589)
Changes in operating assets and liabilities:
Accounts receivable	7,321	65,271
Inventories	9,506	11,458
Other current assets	(619)	(710)
Accounts payable and accrued expenses	(47,417)	(111,825)
Payroll and related expenses	2,755	(5,811)
Other operating activities	4,344	(1,041)

Net Cash Used in Operating Activities	(123,031)	(33,134)

Cash Flows from Investing Activities:
Capital expenditures	(3,496)	(9,677)
Other investing activities	2,302	5,283

Net Cash Used in Investing Activities	(1,194)	(4,394)

Cash Flows from Financing Activities:
Net increase in notes payable and credit facility	52,890	28,886
Other financing activities	57	149

Net Cash Provided by Financing Activities	52,947	29,035

Resulting Decrease in Cash and Cash Equivalents	(71,278)	(8,493)

Cash and Cash Equivalents at End of Period	$35,558	$16,746

Supplemental disclosure of cash flow information
Interest paid	$11,881	$11,587
Income taxes paid (refunded)	$(1,436)	$162

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") is a leading global supplier of mobile computing and wireless network products for non-office applications and of manufacturing systems technologies primarily for the automotive and aerospace industries. The Company is headquartered in Woodland Hills, California and incorporated in the state of Delaware.

  The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.
Inventories, net of progress billings consisted of the following (thousands of dollars):

	March 31, 2001	December 31, 2000
Raw materials and work in process	$234,922	$241,506
Finished goods	24,992	21,966
Less progress billings	(34,852)	(25,985)

Inventories, net of progress billings	$225,062	$237,487

3.
Interest, net was composed of the following (thousands of dollars):

	Three Months Ended March 31,
	2001	2000
Interest expense	$9,668	$8,385
Interest income	(1,007)	(773)

Interest, net	$8,661	$7,612

4.
Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

  Shares used for basic and diluted loss per share were computed as follows:

	Three Months Ended March 31,
	2001	2000
Weighted average common shares—Basic	56,472,843	55,552,772
Dilutive effect of unvested restricted shares and stock options

Weighted average shares—Diluted	56,472,843	55,552,772

  At March 31, 2001 and 2000, Company employees and directors held options to purchase 6,860,520 and 5,943,420 shares, respectively, of Company common stock that were antidilutive to the diluted loss per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options. For the three months ended March 31, 2001, diluted weighted average shares excludes 373,057 weighted average unvested restricted shares due to the Company reporting a net loss.

5.
The Company's comprehensive loss amounts were computed as follows (thousands of dollars):

	Three Months Ended March 31,
	2001	2000
Net loss	$(9,952)	$(494)
Change in equity due to foreign currency translation adjustments	(8,998)	(2,634)

Comprehensive loss	$(18,950)	$(3,128)

6.
The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS business is further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems and Advanced Manufacturing Equipment. The Company uses operating profit or loss, which is computed by adding net interest expense to earnings before taxes on income, to evaluate performance.

  Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment

(millions of dollars)

Industrial Automation Systems
	Quarter Ended March 31,	Automated Data Systems		Integrated Production Systems	Advanced Manufacturing Equipment	Corporate And other Amounts		Total
Sales and service revenues	2001 2000	$170.0 209.5	(a)	$176.6 207.2	$56.4 68.1			$403.0 484.8
Operating profit (loss)	2001 2000	(5.7 4.4	) (a)	13.4 8.1	(0.5 2.3)	$(13.2 (8.0	) )	(6.0 6.8)
  (a)
  First quarter 2000 includes Amtech Transportation Systems ("Amtech") which was sold in June 2000. Average quarterly revenue for Amtech was $20 million.

7.
The Company leases executive offices that are located in a building owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. Rental expense under the provisions of this lease was $0.3 million and $0.2 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

8.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

  Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate risk resulting principally from the sale of certain of its inventory in U.S. dollars to its foreign subsidiaries and other external foreign sales. The Company's use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. The Company enters into these contracts with major financial institutions to minimize its risk of credit loss. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts, at amounts up to 100% of such cash flows. The Company designates certain of these foreign currency contracts as cash flow hedging instruments under SFAS 133.

  The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $75.8 million and $91.7 million as of January 1, 2001 and March 31, 2001, respectively, with average durations of less than three months. The fair value of such contracts at both January 1, 2001 and March 31, 2001 was not material. The amount of hedge ineffectiveness for the three-month period ended March 31, 2001 was not material. Accordingly, the impact of adopting SFAS 133 did not have a material impact on the Company's consolidated financial statements.

9.
In May 2001, the Company received compensation as part of a settlement regarding certain of its intellectual properties. The terms of the settlement are confidential.

10.
On May 9, 2001, the Company voluntarily reduced the commitment level under its Credit Facility to $300 million and avoided certain additional costs under this agreement. Subsequent to the commitment reduction, the Company had aggregate cash and borrowing availability in excess of $100 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS business is further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit for the three months ended March 31, 2001 and 2000 were as follows (thousands of dollars):

	Three Months Ended March 31,
	2001	2000
Sales and Service Revenues
Automated Data Systems	$170,046	$209,553	(a)
Industrial Automation Systems:
Integrated Production Systems	176,550	207,170
Advanced Manufacturing Equipment	56,413	68,104

Total Sales and Service Revenues	$403,009	$484,827

Segment Operating Profit (Loss)
Automated Data Systems	$(5,669)	$4,431	(a)
Industrial Automation Systems:
Integrated Production Systems	13,414	8,113
Advanced Manufacturing Equipment	(522)	2,267

Total Segment Operating Profit	$7,223	$14,811

(a)
First quarter 2000 includes Amtech Transportation Systems

Sales and Service Revenues and Segment Operating Profit

Total sales and service revenues decreased $81.8 million, or 17%, for the three months ended March 31, 2001, compared with the corresponding prior year period. Total segment operating profit decreased $7.6 million, or 51%, for the three months ended March 31, 2001, compared to the corresponding prior year period.

Automated Data Systems: ADS segment revenues decreased $39.5 million, or 19%, for the three months ended March 31, 2001, compared with the corresponding prior year period. First quarter 2000 revenue included Amtech transportation systems operations ("Amtech") which were sold in June 2000. Average quarterly revenue for Amtech was $20 million. The remaining decrease represents a decline primarily in mobile computing revenues which began in the second quarter of 2000. Mobile computing revenues were impacted by weakness in the Direct Store Delivery (DSD) market and internal disruption due to the segment's sales force reorganization. ADS reported an operating loss of $5.7 million for the three months ended March 31, 2000, compared with operating profit of $4.4 million in the corresponding prior year period. The decline in revenue volume in the first quarter of 2001 resulted in less gross profit contribution compared to the first quarter of 2000.

Integrated Production Systems: IPS segment revenues decreased $30.6 million, or 15%, and related operating profit increased $5.3 million, or 65%, for the three months ended March 31, 2001, compared with the corresponding prior year period. The decrease in revenues reflects a decline in capital spending primarily by the North American automotive industry. Despite the revenue decline, IPS operating profit improved due to better overall contract margins and an improved balance of business between the segment's U.S. and U.K. grinding operations. Backlog for the IPS segment was $446.7 million at March 31, 2001 compared to $448.0 million at December 31, 2000. New orders remained soft, indicating continued capital investment uncertainty on the part of automotive customers and their suppliers.

Advanced Manufacturing Equipment: AME segment revenues decreased $11.7 million, or 17%, for the three months ended March 31, 2001, compared with the corresponding prior year period. AME incurred an operating loss of $0.5 million for the three months ended March 31, 2001, compared with operating profit of $2.3 million in the corresponding prior year period. The decrease in revenues reflects continued weak market conditions for domestic aerospace-related machine tools. AME backlog was $64.2 million at March 31, 2001 compared to $66.9 million at December 31, 2000.

Costs and Expenses

Cost of sales decreased $68.7 million from $363.4 million for the three months ended March 31, 2000 to $294.7 million for the three months ended March 31, 2001. The decrease in cost of sales reflects the lower sales volume in the first quarter of 2001 and improved contract margins for the IPS segment. Cost of sales as a percentage of sales decreased from 75% for the three months ended March 31, 2000 to 73% for the three months ended March 31, 2001 reflecting improved IPS contract margins.

Selling, general and administrative ("SG&A") expenses of $98.3 million for the three months ended March 31, 2001 are consistent with SG&A expenses of $97.6 million for the three months ended March 31, 2000. First quarter 2001 reductions in SG&A for the ADS segment resulting from lower spending and the sale of Amtech were offset by charges related to certain up-front costs associated with the Company's financing activities.

The decrease in depreciation and amortization expense to $16.0 million for the three months ended March 31, 2001 from $17.0 million for the three months ended March 31, 2000 reflects the sale of Amtech in June 2000.

Net interest expense was $8.7 million and $7.6 million for the three months ended March 31, 2001 and 2000, respectively. Increased interest expense is attributable to higher average interest rates for the first quarter 2001 compared to the first quarter 2000.

Liquidity and Capital Resources

Cash and marketable securities decreased from $106.8 million at December 31, 2000 to $35.6 million at March 31, 2001. Total debt increased from $448.9 million at December 31, 2000 to $500.5 million at March 31, 2001. Net debt, defined as total debt less cash and cash equivalents, increased $122.8 million to $464.9 million at March 31, 2001 compared to $342.1 million at December 31, 2000. Excluding the $90.5 million impact of terminating the Company's accounts receivable securitization, discussed below, net debt increased $32.3 million due to working capital used for normal operations.

The Company maintains a committed revolving credit facility (as amended and restated on February 8, 2001, the "Credit Facility") with a group of banks that matures on November 8, 2001. The Credit Facility is guaranteed by the domestic subsidiaries of the Company and secured by substantially all of the assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior debentures.

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. For the quarters ended March 31, 2001 and 2000 such costs were $0.9 million and $1.6 million, respectively. Simultaneously with the February 8, 2001 amendment and restatement of the Credit Facility, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash.

During the quarter, the Company concluded its activities with Credit Suisse First Boston to evaluate strategic alternatives. In management's judgement, initial discussions with potential buyers did not adequately reflect the value of the businesses. The Company remains open to value-creating opportunities and continues to aggressively pursue improvements in operating performance.

    On May 9, 2001, the Company voluntarily reduced the commitment level under its Credit Facility to $300 million and avoided certain additional costs under this agreement. Subsequent to the commitment reduction, the Company had aggregate cash and borrowing availability in excess of $100 million. The Company's decision to reduce the Credit Facility commitment level reflects better-than-expected operating cash flow which includes compensation resulting from a settlement regarding intellectual property.

The Company has initiated plans to access the surplus corporate funds within the UNOVA defined benefit plans. The proposal would replace the current pension plan with a different plan that offers similar or enhanced benefits and retain 25% of the surplus assets. While there is no guarantee that this plan will be approved by appropriate regulatory agencies, the Company expects that, if obtained, net proceeds in excess of $100 million will be used to repay outstanding debt.

Management believes that expected cash flows from the monetization of certain of the Company's assets, successful execution of the Company's operating plans, current financing agreements, and expected refinancing of the Credit Facility by November 2001, should provide the Company with adequate liquidity to meet its expected working capital and capital expenditure requirements for the next 12 months.

Forward-Looking Statements

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, the Company's ability to meet its working capital and capital expenditure requirements and refinance credit agreements, and the Company's ability to generate liquidity through the monetization of assets. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies including the renewal of key supply contracts; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide political stability and economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8-K

  In a current report of Form 8-K, filed February 23, 2001, the Company reported entering into an Amended and Restated (1) Credit Agreement, (2) Guaranty and Security Agreement, and (3) Pledge Agreement with a group of banks for which Morgan Guaranty Trust Company of New York acts as agent. These arrangements provide the Company with a committed revolving credit facility maturing on November 8, 2001. See a more detailed discussion of the Company's credit facility under Item 2 of this quarterly report.

(b)
See Exhibit Index included herein on page E-1.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)
	By	/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer
May 10, 2001

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
4.1
$400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent (the "$400,000,000 Credit Agreement"), filed on October 1, 1997 as Exhibit 10.M to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
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
4.7	Amendment No. 6 to and Waiver to the 400,000,000 Credit Agreement dated November 13, 2000, filed as Exhibit 1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.8	Extension of Waiver to the $400,000,000 Credit Agreement dated January 31, 2001, filed as Exhibit 4.8 to the Company's 2000 Annual Report on Form 10-K, and incorporated herein by reference.
4.9
$400,000,000 Amended and Restated Credit Agreement dated as of February 8, 2001, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

E–1

4.10
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997 as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.11
Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.12	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.13	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
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

E–2

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
4.22	Amendment No. 6 and Waiver to the Transfer and Administration Agreement dated December 4, 2000, filed as Exhibit 4 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.23	Amendment No. 7 and Waiver to the Transfer and Administration Agreement dated January 31, 2001, filed as Exhibit 5 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.24	Reconveyance and Release Agreement dated February 8, 2001.*
4.25
Receivables Purchase Agreement dated June 18, 1999, between UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.26	Amendment No.1 to the Receivable Purchase Agreement dated December 15, 1999, filed as exhibit 4.16 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.27
Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Sellers, and UNOVA, Inc., as Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.28
Guarantee and Security Agreement dated as of November 13, 2000 among UNOVA, Inc., various subsidiaries of UNOVA, Inc. as guarantors and Morgan Guaranty Trust Company of New York, as collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.29
Amended and Restated Guarantee and Security Agreement dated as of February 8, 2001, between UNOVA, Inc., the Guarantors party hereto and Morgan Guaranty Trust Company of New York, as Collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.30
Pledge Agreement dated November 13, 2000, between UNOVA, Inc. and Morgan Guaranty Trust company of New York, as collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
4.31
Amended and Restated Pledge Agreement dated as of February 8, 2001, between UNOVA, Inc., the Subsidiaries listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
10.1
Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc, filed as Exhibit 10.1 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

E–3

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
10.9	Form of Change of Control Employment Agreement with certain officers of the Company, filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
10.10	UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10.I to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.
10.11
UNOVA, Inc. Supplemental Executive Retirement Plan, filed on October 1, 1997 as Exhibit 10.H to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.
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

E–4

10.16
Supplemental Executive Retirement Agreement between UNOVA, Inc. and Alton J. Brann, filed on October 1, 1997 as Exhibit 10.L to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279 and incorporated herein by reference.
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
10.20
Supplemental Executive Retirement Agreement between UNOVA, Inc. and Larry D. Brady dated March 15, 2000, filed as Exhibit 10.25 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
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

E–5

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

*
A copy of this exhibit is included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

E–6

QuickLinks

UNOVA, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UNOVA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (thousands of dollars, except per share amounts) (unaudited)
UNOVA, INC. CONSOLIDATED BALANCE SHEETS (thousands of dollars) (unaudited)
UNOVA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (thousands of dollars) (unaudited)
UNOVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Operations by Business Segment (millions of dollars)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
UNOVA, INC. INDEX TO EXHIBITS