Form 10-Q
period 2001-06-30
UNOVA INC
filed 2001-08-10
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On July 31, 2001 there were 57,330,098 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Sales and Service Revenues	$814,903	$965,059

Costs and Expenses
Cost of sales and service	597,531	733,271
Selling, general and administrative	190,180	208,904
Depreciation and amortization	32,140	34,832
Interest, net	17,390	15,781

Total Costs and Expenses	837,241	992,788

Other Income and Special Charges	39,509	44,686

Earnings before Income Taxes	17,171	16,957
Provision for Income Taxes	(29,925)	(1,187)

Net Earnings (Loss)	$(12,754)	$15,770

Basic and Diluted Earnings (Loss) per Share	$(0.23)	$0.28

Shares Used in Computing Basic Earnings (Loss) per Share	56,503,995	55,555,421
Shares Used in Computing Diluted Earnings (Loss) per Share	56,503,995	55,555,676

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2001	2000
Sales and Service Revenues	$411,894	$480,232

Costs and Expenses
Cost of sales and service	302,790	369,886
Selling, general and administrative	91,889	111,289
Depreciation and amortization	16,188	17,813
Interest, net	8,729	8,169

Total Costs and Expenses	419,596	507,157

Other Income and Special Charges	39,509	44,686

Earnings before Income Taxes	31,807	17,761
Provision for Income Taxes	(34,609)	(1,497)

Net Earnings (Loss)	$(2,802)	$16,264

Basic and Diluted Earnings (Loss) per Share	$(0.05)	$0.29

Shares Used in Computing Basic Earnings (Loss) per Share	56,515,196	55,558,069
Shares Used in Computing Diluted Earnings (Loss) per Share	56,515,196	55,558,578

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$79,808	$106,836
Accounts receivable, net	477,470	453,734
Inventories, net of progress billings	228,992	237,487
Deferred tax assets	76,161	79,845
Other current assets	15,935	17,202

Total Current Assets	878,366	895,104
Property, Plant and Equipment, at Cost	448,861	452,032
Less Accumulated Depreciation	(231,291)	(223,790)

Property, Plant and Equipment, Net	217,570	228,242
Goodwill and Other Intangibles, Net	329,764	369,949
Deferred Tax Assets	64,819	87,698
Other Assets	88,721	139,685

Total Assets	$1,579,240	$1,720,678

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$382,168	$396,506
Payroll and related expenses	84,818	85,340
Notes payable and current portion of long-term obligations	125,474	235,372

Total Current Liabilities	592,460	717,218
Long-term Obligations	213,500	213,503

Other Long-term Liabilities	103,045	102,173

Commitments and Contingencies
Shareholders' Investment
Common stock	573	568
Additional paid-in capital	666,236	660,132
Retained earnings	38,704	51,458
Accumulated other comprehensive loss—cumulative currency translation adjustment	(35,278)	(24,374)

Total Shareholders' Investment	670,235	687,784

Total Liabilities and Shareholders' Investment	$1,579,240	$1,720,678

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash and Cash Equivalents at Beginning of Period	$106,836	$25,239

Cash Flows from Operating Activities:
Net earnings (loss)	(12,754)	15,770
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Decrease in accounts receivable sold	(90,500)
Reversion of pension plan assets, net of gain	46,919
Gain on sale of business		(44,686)
Goodwill impairment	31,000
Depreciation and amortization	32,140	34,832
Change in prepaid pension costs, net	(13,328)	(8,258)
Deferred taxes	24,146	(1,880)
Changes in operating assets and liabilities:
Accounts receivable	60,024	108,254
Inventories	6,204	33,038
Other current assets	1,000	6,166
Accounts payable and accrued expenses	2,332	(176,430)
Payroll and related expenses	(2,239)	(7,480)
Other operating activities	(3,987)	(5,273)

Net Cash Provided by (Used in) Operating Activities	80,957	(45,947)

Cash Flows from Investing Activities:
Proceeds from sale of business		88,000
Capital expenditures	(9,739)	(19,376)
Sale of property, plant and equipment	7,769	1,292
Other investing activities	3,237	5,058

Net Cash Provided by Investing Activities	1,267	74,974

Cash Flows from Financing Activities:
Net decrease in notes payable and credit facility	(108,214)	(49,776)
Other financing activities	(1,038)	2,569

Net Cash Used in Financing Activities	(109,252)	(47,207)

Resulting Decrease in Cash and Cash Equivalents	(27,028)	(18,180)

Cash and Cash Equivalents at End of Period	$79,808	$7,059

Supplemental disclosure of cash flow information:
Interest paid	$19,088	$16,161
Income taxes paid (refunded)	$(97)	$2,844

See accompanying notes to consolidated financial statements.

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

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

2. Inventories, Net of Progress Billings

    Inventories, net of progress billings consisted of the following (thousands of dollars):

	June 30, 2001	December 31, 2000
Raw materials and work in process	$235,366	$241,506
Finished goods	30,191	21,966
Less progress billings	(36,565)	(25,985)

Inventories, net of progress billings	$228,992	$237,487

3. Debt

    On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the "Revolving Facility") and a $75 million secured term loan (the "Term Loan"). In conjunction with the new facilities, the Company refinanced and terminated its existing secured credit facility and related agreements.

    The Revolving Facility, maintained with a syndicate of lenders, matures on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include minimum levels of domestic EBITDA, Fixed Charge Coverage Ratio and Tangible Net Worth, each as defined in the agreement.

    The Term Loan is maintained with a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal. Other restrictions and financial covenants contained in the Term Loan are consistent with those in the Revolving Facility.

    In connection with the Term Loan, various subsidiaries of UNITRIN, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, have entered into assignment and acceptance agreements with the Lenders of the Term Loan, with interests totaling $31.5 million.

    As of July 31, 2001, $75 million was outstanding under the Term Loan, at an annual interest rate of 13%, and no borrowings were outstanding under the Revolving Facility.

4. Interest, Net

    Interest, net was composed of the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Interest expense	$19,285	$16,977	$9,617	$8,592
Interest income	(1,895)	(1,196)	(888)	(423)

Interest, net	$17,390	$15,781	$8,729	$8,169

5. Earnings (Loss) per Share

    Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

    Shares used for basic and diluted earnings (loss) per share were computed as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Weighted average common shares—Basic	56,503,995	55,555,421	56,515,196	55,558,069
Dilutive effect of unvested restricted shares and stock options		255		509

Weighted average shares—Diluted	56,503,995	55,555,676	56,515,196	55,558,578

    At June 30, 2001 and 2000, Company employees and directors held options to purchase 6,554,340 and 5,502,620 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the six and three month periods ended June 30, 2001, diluted weighted average shares exclude 368,706 and 364,354 weighted average unvested restricted shares due to the Company reporting a net loss.

6. Comprehensive Income (Loss)

    The Company's comprehensive income (loss) amounts were computed as follows (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Net earnings (loss)	$(12,754)	$15,770	$(2,802)	$16,264
Change in equity due to foreign currency translation adjustments	(10,904)	(8,293)	(1,906)	(5,659)

Comprehensive income (loss)	$(23,658)	$7,477	$(4,708)	$10,605

7. Segment Reporting

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

Operations by Business Segment
(millions of dollars)

Industrial Automation Systems
		Automated Data Systems(a)		Integrated Production Systems		Advanced Manufacturing Equipment	Corporate And Other Amounts		Total
Six Months Ended June 30:
Sales and service revenues	2001 2000	$359.5 399.0		$343.0 429.7		$112.4 136.4			$814.9 965.1
Operating profit (loss)	2001 2000	3.2 22.4	(b)	(14.4 23.4	)(d)	(5.6 3.5)	$51.4 (16.6	(c) )	34.6 32.7
Three Months Ended June 30:
Sales and service revenues	2001 2000	189.5 189.5		166.4 222.5		56.0 68.2			411.9 480.2
Operating profit (loss)	2001 2000	8.8 18.0	(b)	(27.8 15.3	)(d)	(5.1 1.2)	64.6 (8.6	(c) )	40.5 25.9

(a)
2000 periods include Amtech (see Note 8)
(b)
includes other income of $44.7 million (See Note 8)
(c)
includes other income of $75.1 million (See Note 8)
(d)
includes special charges of $35.6 million (See Note 8)

8. Other Income and Special Charges

    Other income and special charges is composed of the following (thousands of dollars):

	Six and Three Months Ended June 30,
	2001	2000
Reversion of pension plan assets:
Gain on reversion of pension assets	$109,964
Excise tax on pension reversion gain	(34,860)
IPS facilities consolidation:
Goodwill impairment	(31,000)
Severance and plant closure costs	(4,595)
Gain on sale of business		$(44,686)

Other income and special charges	$39,509	$(44,686)

    Reversion of Pension Plan Assets:  In June of 2001, the Company completed a partial settlement of its defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets were reverted to the Company. The Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in a net pre-income tax book gain of $75.1 million after excise taxes totaling $34.9 million. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits."

    IPS Facilities Consolidation:  In response to declining market conditions, during the second quarter 2001, the IPS segment initiated closure of two underutilized U.S. facilities and consolidation of these operations into other IPS units. This action, which is expected to be substantially completed in 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million that were recorded in the second quarter 2001. In connection with this action, the Company reviewed for impairment the related long-lived assets including goodwill. As a result, the Company recorded non-cash goodwill impairment of $31.0 million. The estimated fair value of these long-lived assets including goodwill was computed based on discounted expected future cash flows from these operations.

    Gain on Sale of Business:  In June 2000, the Company sold the ADS segment's Amtech transportation systems operations ("Amtech") and received cash proceeds of approximately $88.0 million. The one-time gain from the sale of Amtech was $44.7 million. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements.

9. Provision for Income Taxes

    The provision for income taxes for the three and six month periods ended June 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets.

10. Related Party Transactions

    The Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans.

In conjunction with the reversion of surplus pension plan assets in June, 2001, ownership of the building was transferred to UNOVA and the lease agreement was terminated. Rental expense under the provisions of this lease was $0.1 million and $0.4 million for the three and six month periods ended June 30, 2001, respectively. Rental expense for the three and six month periods ended June 30, 2000 was $0.3 million and $0.5 million, respectively.

    UNITRIN, Inc., a significant shareholder of the Company, holds an interest of $31.5 million in the Term Loan (See Note 3).

11. Intellectual Property Settlement

    In May 2001, the Company received compensation as part of a settlement regarding certain of its intellectual properties. The terms of the settlement are confidential.

12. Derivative Instruments and Hedging Activities

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

    Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate risk resulting principally from the sale of certain of its inventory in U.S. dollars to its foreign subsidiaries and other external foreign sales. The Company's use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. The Company enters into these contracts with major financial institutions to minimize its risk of credit loss. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows. The Company designates certain of these foreign currency contracts as cash flow hedging instruments under SFAS 133.

    The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $75.8 million and $99.9 million as of January 1, 2001 and June 30, 2001, respectively, with average durations of less than three months. The fair value of such contracts at both January 1, 2001 and June 30, 2001 was not material. The amount of hedge ineffectiveness for the three and six month periods ended June 30, 2001 was not material. Accordingly, the adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

13. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142, which becomes effective for the Company January 1, 2002, provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The Company operates in two primary businesses: Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The IAS business is further disaggregated into two reportable segments based on their respective markets: Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Sales and service revenues and segment operating profit (loss) for the six and three months ended June 30, 2001 and 2000 were as follows (thousands of dollars):

	Six Months Ended June 30,				Three Months Ended June 30,
	2001		2000		2001		2000
Sales and Service Revenues
Automated Data Systems(a)	$359,528		$399,018		$189,482		$189,465
Industrial Automation Systems:
Integrated Production Systems	342,956		429,686		166,406		222,516
Advanced Manufacturing Equipment	112,419		136,355		56,006		68,251

Total Sales and Service Revenues	$814,903		$965,059		$411,894		$480,232

Segment Operating Profit (Loss)
Automated Data Systems(a)	$3,168		$(22,288	)(b)	$8,837		$(26,719	)(b)
Industrial Automation Systems:
Integrated Production Systems	21,215	(c)	23,425		7,801	(c)	15,312
Advanced Manufacturing Equipment	(5,618)		3,510		(5,096)		1,243

Total Segment Operating Profit	$18,765		$4,647		$11,542		$(10,164)

(a)
2000 periods include Amtech

(b)
excludes net other income of $44,686

(c)
excludes special charges of $35,595

Sales and Service Revenues and Segment Operating Profit (Loss)

    Total sales and service revenues for the six months ended June 30, 2001 decreased $150.2 million, or 16%, compared with the corresponding prior year period. Total segment operating profit was $18.8 million for the six months ended June 30, 2001, compared to $4.6 million for the corresponding prior year period.

    For the three months ended June 30, 2001, total sales and service revenues decreased $68.3 million, or 14%, compared with the corresponding prior year period. Total segment operating profit was $11.5 million for the three months ended June 30, 2001, compared to a segment operating loss of $10.2 million for the corresponding prior year period.

    Results for the six months and three months ended June 30, 2000 include the ADS segment's Amtech transportation systems operations ("Amtech") which were sold in June 2000.

    Automated Data Systems:  ADS segment revenues, comprised of Intermec Technologies Corporation ("Intermec"), for the six and three month periods ended June 30, 2001 were $359.5 million and $189.5 million, respectively. This compares to ADS segment revenues of $399.0 million and $189.5 million for the six and three month periods ended June 30, 2000, which include Amtech revenue of $41.4 million and $22.1 million, respectively. Excluding Amtech, ADS revenues increased 1% and 13% for the six and three month periods ended June 30, 2001, respectively, compared to the corresponding prior year periods. During the second quarter 2001, the Company settled a dispute with Compaq Computer Corporation regarding battery power-management patents. The specific terms of the settlement are confidential. Accordingly, ADS revenues for the second quarter 2001 include significant royalty income. Second quarter and year-to-date 2001 product and service revenues have declined slightly compared to the corresponding prior year periods. The second quarter comparison reflects primarily lower volume of printer and media products in 2001. The year-to-date comparison reflects the lower volume of printer and media products for the second quarter of 2001 as well as a decline in mobile computing revenues that began in the second quarter 2000.

    For the six and three month periods ended June 30, 2001, ADS reported operating income of $3.2 million and $8.8 million, respectively, compared with operating losses of $22.3 million and $26.7 million in the corresponding prior year periods. The ADS segment reported operating profit in 2001 due to the significant gross margin contributed by royalties. The operating losses associated with product and service revenues have been reduced appreciably in 2001 compared to the prior year. Including a second quarter 2001 charge of $5.0 million to write down inventory, product and service gross margins improved in the second quarter 2001, in both dollar and percentage terms, compared to the corresponding prior year quarter, primarily as a result of efficiencies achieved within the service organization. In addition, general and administrative expenses have been reduced.

    Integrated Production Systems:  IPS segment revenues decreased $86.7 million, or 20%, and $56.1 million, or 25%, for the six and three month periods ended June 30, 2001, respectively, compared with the corresponding prior year periods. Related operating profit decreased $2.2 million, or 9%, for the six months ended June 30, 2001, and $7.5 million, or 49%, for the three months ended June 30, 2001, compared with the corresponding prior year periods. The decrease in revenues reflects a decline in capital spending primarily by the North American automotive industry.

    In response to this declining market, during the second quarter 2001, the IPS segment initiated closure of two under utilized U.S. facilities and consolidation of these operations into other IPS units. Inventory writedowns of $2.0 million and receivable allowances of $5.0 million relating to these operations are included in the IPS second quarter 2001 operating profit. In addition, goodwill impairment of $31.0 million and severance and closure costs of $4.6 million are reported as special charges. The facilities closures and operations consolidation are expected to be substantially completed in 2001.

    For the remaining IPS operations, operating profits for the six month period ended June 30, 2001 improved over the comparable 2000 period despite an almost 20% decline in revenue. This improvement reflects better overall contract margins and an improved balance of business between the segment's U.S. and U.K. operations. Backlog for the IPS segment was $383.3 million at June 30, 2001 compared to $448.0 million at December 31, 2000, due to the aforementioned weakness in the North American automotive markets. The Company does not expect this trend to improve in the near term, indicating projected lower IPS revenue performance in the first half of 2002.

    Advanced Manufacturing Equipment:  AME segment revenues decreased $23.9 million, or 18%, and $12.2 million, or 18%, for the six and three months ended June 30, 2001, respectively, compared with the corresponding prior year periods. AME incurred operating losses of $5.6 million and $5.1 million for the six and three months ended June 30, 2001, respectively, compared with operating profit of $3.5 million and $1.2 million in the corresponding prior year periods. The decrease in revenues reflects continued weak conditions for domestic general metalworking and aerospace-related machine tools markets. The operating losses in 2001 are due to underabsorbed overhead at U.S. operations resulting from the revenue decline. AME backlog was $68.4 million at June 30, 2001 compared to $66.9 million at December 31, 2000.

Costs and Expenses

    Cost of sales decreased $135.8 million from $733.3 million for the six months ended June 30, 2000 to $597.5 million for the six months ended June 30, 2001 and decreased $67.1 million from $369.9 million for the three months ended June 30, 2000 to $302.8 million for the three months ended June 30, 2001. The decrease in cost of sales reflects the lower sales volume in the first half of 2001 and improved gross margins for both the ADS and IPS segments. For the quarter ended June 30, 2001, cost of sales includes the aforementioned inventory writedowns of $5.0 million and $2.0 million at the ADS and IPS segments, respectively. Cost of sales as a percentage of sales decreased from 76% for the six months ended June 30, 2000 to 73% for the six months ended June 30, 2001 and decreased from 77% for the three months ended June 30, 2000 to 74% for the three months ended June 30, 2001. The decrease in cost of sales as a percentage of sales reflects high royalty income margin and improved product and service gross margins at ADS and improved IPS contract margins, offset partially by charges for inventory writedowns.

    Selling, general and administrative ("SG&A") expenses were $190.2 million and $91.9 million for the six and three months ended June 30, 2001, respectively, compared with SG&A expenses of $208.9 million and $111.3 million for the respective six and three months ended June 30, 2000. The 2001 reductions in SG&A for the ADS segment resulting from lower spending and the sale of Amtech were offset by charges related to certain up-front costs associated with the Company's refinancing activities.

    The decrease in depreciation and amortization expense to $32.1 million and $16.2 million for the six and three months ended June 30, 2001 from $34.8 million and $17.8 million for the six and three months ended June 30, 2000 reflects the sale of Amtech in June 2000.

    Net interest expense was $17.4 million and $15.8 million for the six months ended June 30, 2001 and 2000, respectively. Net interest expense was $8.7 million and $8.2 million for the three months ended June 30, 2001 and 2000, respectively. Increased interest expense is attributable to higher average interest rates on the Company's borrowings for the first six months of 2001 compared to the same period in 2000.

Other Income and Special Charges

    Other income and special charges of $39.5 million in 2001 is comprised of a $75.1 million gain related to the reversion of surplus pension plan assets (see discussion under the heading "Liquidity and

Capital Resources"), offset by the aforementioned IPS segment charges of $31.0 million for goodwill impairment charge and $4.6 million for severance and facilities closure costs. Other income in 2000 of $44.7 million represents the gain from the sale of the ADS segment's Amtech transportation systems operations.

Provision for Income Taxes

    The provision for income taxes for the three and six month periods ended June 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets.

Liquidity and Capital Resources

    Cash and marketable securities decreased from $106.8 million at December 31, 2000 to $79.8 million at June 30, 2001. Total debt decreased from $448.9 million at December 31, 2000 to $339.0 million at June 30, 2001. Net debt, defined as total debt less cash and cash equivalents, decreased $82.9 million to $259.2 million at June 30, 2001 compared to $342.1 million at December 31, 2000. The decrease in net debt reflects $122.0 million cash received from the reversion of surplus pension plan assets and $51.4 million of cash flow generated from normal operations, offset by the $90.5 million impact of terminating the Company's accounts receivable securitization agreements.

    On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the "Revolving Facility") and a $75 million secured term loan (the "Term Loan"). In conjunction with the new facilities, the Company refinanced and terminated its existing $400 million secured credit facility and related agreements.

    The Revolving Facility is maintained with a syndicate of lenders and matures on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include minimum levels of domestic EBITDA, Fixed Charge Coverage Ratio and Tangible Net Worth, each as defined in the agreement.

    The Term Loan was obtained from a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal. Other restrictions and financial covenants contained in the Term Loan are consistent with those in the Revolving Facility.

    As of July 31, 2001, $75.0 million was outstanding under the Term Loan at an annual interest rate of 13%, and no borrowings were outstanding under the Revolving Facility. As of July 31, 2001, the Company had availability under the Revolving Facility of $94.7 million.

    In June of 2001, the Company completed a partial settlement of its defined benefit pension obligations plan through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets were reverted to the Company. The Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in a net pre-income tax book gain of $75.1 million after excise taxes totaling $34.9 million. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standard No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits."

    For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. In connection with the Company's refinancing activities, on February 8, 2001 these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash.

    Management believes that successful execution of the Company's operating plans and its current financing agreements should provide the Company with adequate liquidity to meet its expected working capital and capital expenditure requirements for the next 12 months.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142, which becomes effective for the Company January 1, 2002, provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

    The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook and the Company's ability to meet its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide political stability and economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates:

    At June 30, 2001, the Company had outstanding short-term borrowings of $125.5 million with an average variable interest rate of 7.46%. On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the 'Revolving Facility') and a $75 million secured term loan (the 'Term Loan'), both with variable interest rates. In conjunction with the new facilities, the Company refinanced and terminated its existing secured credit facility and related agreements. As of July 31, 2001, $75 million was outstanding under the Term Loan, at an annual interest rate of 13%, and no borrowings were outstanding under the Revolving Facility. See discussion of the Company's credit facilities under the heading 'Liquidity and Capital Resources' in Item 2 of this quarterly report.

    The information presented below summarizes the Company's cash flows for its borrowings as of July 31, 2001, reflecting the impact of the refinancing activities discussed above. Variable interest rates disclosed represent the weighted-average rates of the borrowings at July 31, 2001. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value.

Debt	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(millions of dollars)

Fixed Rate					$100.0	$100.0	$200.0	$140.0
Average Interest Rate					6.88%	7.00%
Variable Rate				$75.0	$13.5		$88.5	$88.5
Average Interest Rate				13.00%	5.55%

Foreign Exchange Rates:

    There have been no significant changes to the discussion in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2000 related to the Company's exposures to foreign exchange rate risks.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders, held on May 8, 2001, the following proposals were adopted by the votes indicated:

(a)
Election of the three nominees for the Class III Directors listed in the Proxy Statement to serve for a three-year term that expires in 2004.

Director Nominee	For	Withheld
Larry D. Brady	52,463,718	496,897
Alton J. Brann	52,434,619	525,996
Joseph T. Casey	52,544,014	416,601

(b)
Proposal to approve the UNOVA, Inc. 2001 Stock Incentive Plan.

For	46,327,448
Against	5,724,719
Abstain	908,448

ITEM 5. OTHER INFORMATION

    Effective July 31, 2001, Alton J. Brann retired as Chairman and member of the Company's board of directors. The board of directors nominated and elected Larry D. Brady, the Company's Chief Executive Officer, to also become Chairman of the board of directors effective August 1, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
See Exhibit Index included herein on page E-1.

(b)
Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (REGISTRANT)
By	/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

August 10, 2001

UNOVA, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of UNOVA, Inc., filed on October 22, 1997 as Exhibit 3A to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
3.2	By-laws of UNOVA, Inc., as amended on February 5, 1999, filed as Exhibit 3.2 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.
4.1
Credit Agreement dated as of July 12, 2001, among the Financial Institutions named therein, Bank of America N.A., as Administrative Agent, Heller Financial, Inc., as Syndication Agent, and UNOVA, Inc. and its subsidiaries party thereto, as Borrowers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.2
Security Agreement dated as of July 12, 2001 among UNOVA, Inc., UNOVA Industrial Automation Systems Inc., Intermec Technologies Corporation, R & B Machine Tool Company, J.S. McNamara Company, M M & E, Inc., Intermec IP Corp., and UNOVA IP Corp., as Grantors, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.3
Stock Pledge Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., and Intermec Technologies Corporation, as Pledgors, and Bank of America, N.A., as Agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.4
Postclosing Agreement dated as of July 12, 2001 among UNOVA, Inc., and certain of its subsidiaries, as Borrowers, collectively, and Bank of America, N.A., as Agent, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.5
Loan Agreement dated as of July 12, 2001, among the Lenders named therein, and Special Value Investment Management, LLC as Agent, and UNOVA, Inc. and its subsidiaries party thereto, as Borrowers, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.6
Security Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc., Intermec Technologies Corporation, R & B Machine Tool Company, J.S. McNamara Company, M M & E, Inc., Intermec IP Corp., and UNOVA IP Corp, as Grantors, and Special Value Investment Management, LLC, as Administrative Agent, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.7
Stock Pledge Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc. and Intermec Technologies Corporation, as Pledgors, and Special Value Investment Management, LLC, as Agent, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.

E–1

4.8
$400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent (the "$400,000,000 Credit Agreement"), filed on October 1, 1997 as Exhibit 10M to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.9	Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998, filed as Exhibit 4.4 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.10	Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998, filed as Exhibit 4.7 to the Company's June 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.11
Amendment No. 3 to the $400,000,000 Credit Agreement, dated September 24, 1998, filed as Exhibit 4.8 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.12	Amendment No. 4 and Waiver to the $400,000,000 Credit Agreement dated November 24, 1999, filed as Exhibit 4.5 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.13
Amendment No. 5 and Waiver to the $400,000,000 Credit Agreement dated October 20, 2000, filed as Exhibit 4.6 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.14
Amendment No. 6 and Waiver to the 400,000,000 Credit Agreement dated November 13, 2000, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.15	Extension of Waiver to the $400,000,000 Credit Agreement dated January 31, 2001, filed as Exhibit 4.8 to the Company's 2000 Annual Report on Form 10-K, and incorporated herein by reference.
4.16
$400,000,000 Amended and Restated Credit Agreement dated as of February 8, 2001, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.17
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.18
Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.19	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.20	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

E–2

Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.21
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
4.22	Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.23	Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.24
Amendment No. 3 to the Transfer and Administration Agreement dated June 16, 2000, filed as Exhibit 4.15 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.25
Amendment No. 4 and Waiver to the Transfer and Administration Agreement dated August 30, 2000, filed as Exhibit 4.17 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.26
Amendment No. 5 and Waiver to the Transfer and Administration Agreement dated October 20, 2000, filed as Exhibit 4.18 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.27
Amendment No. 6 and Waiver to the Transfer and Administration Agreement dated December 4, 2000, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.28
Amendment No. 7 and Waiver to the Transfer and Administration Agreement dated January 31, 2001, filed as Exhibit 5 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.29	Reconveyance and Release Agreement dated February 8, 2001, filed as Exhibit 4.24 to the Company's March 31, 2001 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.30
Receivables Purchase Agreement dated June 18, 1999, between UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.31	Amendment No.1 to the Receivable Purchase Agreement dated December 15, 1999, filed as exhibit 4.16 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

E–3

4.32
Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Sellers, and UNOVA, Inc., as Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.33
Guarantee and Security Agreement dated as of November 13, 2000 among UNOVA, Inc., various subsidiaries of UNOVA, Inc. as guarantors and Morgan Guaranty Trust Company of New York, as collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.34
Amended and Restated Guarantee and Security Agreement dated as of February 8, 2001, between UNOVA, Inc., the Guarantors party hereto and Morgan Guaranty Trust Company of New York, as Collateral Agent, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.35
Pledge Agreement dated November 13, 2000, between UNOVA, Inc. and Morgan Guaranty Trust company of New York, as collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.36
Amended and Restated Pledge Agreement dated as of February 8, 2001, between UNOVA, Inc., the Subsidiaries listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
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
10.7
Form of Change of Control Employment Agreements with Daniel S. Bishop, Larry D. Brady, James A. Herrman, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.5 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.8
Amendment to the Form of Change of Control Employment Agreements with Larry D. Brady, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.

E–4

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
10.22
Board resolution dated July 25, 2000 amending the UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.23 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

E–5

10.23
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
10.25	UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
10.26	UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.27
UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999 (the "1999 Proxy Statement"), and incorporated herein by reference.
10.28
UNOVA, Inc. 2001 Stock Incentive Plan, filed as Exhibit B to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001 (the "2001 Proxy Statement"), and incorporated herein by reference.
10.29	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.
10.30	UNOVA, Inc. Group Executive Medical Benefit Plan, filed as Exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
10.31
Letter Offering Employment to Larry D. Brady as President and Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999 ("Brady Employment Offer"), filed as Exhibit 10.32 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.32	Agreement of Amendment dated June 22, 2000, to Brady Employment Offer, filed as Exhibit 10.31 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

E–6

QuickLinks

FORM 10-Q
UNOVA, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURE
UNOVA, INC. INDEX TO EXHIBITS