Form 10-Q
period 2001-09-30
UNOVA INC
filed 2001-11-14
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On October 31, 2001 there were 57,766,747 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

		Page Number
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Operations Nine Months Ended September 30, 2001 and 2000 (unaudited)	1
	Consolidated Statements of Operations Three Months Ended September 30, 2001 and 2000 (unaudited)	2
	Consolidated Balance Sheets September 30, 2001 and December 31, 2000 (unaudited)	3
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	20
Signature		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Sales and Service Revenues	$1,173,803	$1,404,519

Costs and Expenses
Cost of sales and service	858,827	1,065,295
Selling, general and administrative	272,218	313,602
Depreciation and amortization	46,884	50,966
Interest, net	23,838	22,498

Total Costs and Expenses	1,201,767	1,452,361

Goodwill Impairment and Special Charges	(293,250)

Other Income	75,104	44,686

Loss before Income Taxes	(246,110)	(3,156)
Benefit (Provision) for Income Taxes	(17,355)	11,648

Net Earnings (Loss)	$(263,465)	$8,492

Basic and Diluted Earnings (Loss) per Share	$(4.64)	$0.15

Shares Used in Computing Basic Earnings (Loss) per Share	56,727,476	55,659,915
Shares Used in Computing Diluted Earnings (Loss) per Share	56,727,476	55,758,433

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2001	2000
Sales and Service Revenues	$358,900	$439,460

Costs and Expenses
Cost of sales and service	261,296	332,024
Selling, general and administrative	82,038	104,698
Depreciation and amortization	14,744	16,134
Interest, net	6,448	6,717

Total Costs and Expenses	364,526	459,573

Goodwill Impairment and Special Charges	(257,655)

Loss before Income Taxes	(263,281)	(20,113)
Benefit for Income Taxes	12,570	12,835

Net Loss	$(250,711)	$(7,278)

Basic and Diluted Loss per Share	$(4.39)	$(0.13)

Shares Used in Computing Basic Loss per Share	57,167,152	55,866,622
Shares Used in Computing Diluted Loss per Share	57,167,152	55,866,622

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$56,474	$106,836
Accounts receivable, net	455,425	453,734
Inventories, net of progress billings	219,566	237,487
Deferred tax assets	68,253	79,845
Other current assets	14,917	17,202

Total Current Assets	814,635	895,104
Property, Plant and Equipment, at Cost	431,813	452,032
Less Accumulated Depreciation	(239,499)	(223,790)

Property, Plant and Equipment, Net	192,314	228,242
Goodwill and Other Intangibles, Net	88,570	369,949
Deferred Tax Assets	92,250	87,698
Other Assets	95,960	139,685

Total Assets	$1,283,729	$1,720,678

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$337,238	$396,506
Payroll and related expenses	86,580	85,340
Notes payable and current portion of long-term obligations		235,372

Total Current Liabilities	423,818	717,218
Long-term Obligations	328,500	213,503

Other Long-term Liabilities	104,015	102,173

Commitments and Contingencies
Shareholders' Investment
Common stock	575	568
Additional paid-in capital	667,306	660,132
Retained earnings (deficit)	(212,007)	51,458
Accumulated other comprehensive loss—cumulative currency translation adjustment	(28,478)	(24,374)

Total Shareholders' Investment	427,396	687,784

Total Liabilities and Shareholders' Investment	$1,283,729	$1,720,678

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Nine Months Ended September, 30
	2001	2000
Cash and Cash Equivalents at Beginning of Period	$106,836	$25,239

Cash Flows from Operating Activities:
Net earnings (loss)	(263,465)	8,492
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Decrease in accounts receivable sold	(90,500)	(9,500)
Reversion of pension plan assets, net of gain	46,919
Gain on sale of business		(44,686)
Long-lived asset impairment	287,035
Depreciation and amortization	46,884	50,966
Change in prepaid pension costs, net	(15,554)	(12,626)
Deferred taxes	7,247	(19,659)
Changes in operating assets and liabilities:
Accounts receivable	86,827	79,622
Inventories	17,100	30,534
Other current assets	2,611	1,259
Accounts payable and accrued expenses	(43,604)	(168,947)
Payroll and related expenses	(1,587)	(1,834)
Other operating activities	(3,805)	(8,604)

Net Cash Provided by (Used in) Operating Activities	76,108	(94,983)

Cash Flows from Investing Activities:
Sale of business		88,000
Capital expenditures	(12,294)	(27,298)
Sale of property, plant and equipment	6,714	8,897
Other investing activities	3,821	4,455

Net Cash Provided by (Used in) Investing Activities	(1,759)	74,054

Cash Flows from Financing Activities:
Net increase (decrease) in notes payable and revolving facilities	(193,683)	4,042
Proceeds from issuance of Term Loan	75,000
Other financing activities	(6,028)	3,357

Net Cash Provided by (Used in) Financing Activities	(124,711)	7,399

Resulting Decrease in Cash and Cash Equivalents	(50,362)	(13,530)

Cash and Cash Equivalents at End of Period	$56,474	$11,709

Supplemental disclosure of cash flow information:
Interest paid	$28,470	$27,286
Income taxes paid	$4,730	$9,412

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

    The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements are read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2. Inventories, Net of Progress Billings

    Inventories, net of progress billings consisted of the following (thousands of dollars):

	September 30, 2001	December 31, 2000
Raw materials and work in process	$215,490	$241,506
Finished goods	32,522	21,966
Less progress billings	(28,446)	(25,985)

Inventories, net of progress billings	$219,566	$237,487

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

    The Term Loan is maintained with a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants contained in the Term Loan are consistent with those in the Revolving Facility.

    In connection with the Term Loan, various subsidiaries of Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, have entered into assignment and acceptance agreements with the lenders of the Term Loan, with interests totaling $31.5 million.

    On September 13, 2001, certain of the Company's U.K. subsidiaries (collectively, the "Borrower") entered into a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility") with a bank. The UK Facility matures on September 13, 2003 and may be extended in one-year increments at the discretion of the bank. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

    As of September 30, 2001, $75 million was outstanding under the Term Loan at an annual interest rate of 13.00%, $40 million was outstanding under the Revolving Facility at an annual interest rate of 6.59% and no borrowings were outstanding under the UK Facility.

4. Interest, Net

    Interest, net was composed of the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Interest expense	$26,252	$24,540	$6,967	$7,563
Interest income	(2,414)	(2,042)	(519)	(846)

Interest, net	$23,838	$22,498	$6,448	$6,717

5. Earnings (Loss) per Share and Shareholders' Investment

    Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

    Shares used for basic and diluted earnings (loss) per share were computed as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Weighted average common shares—Basic	56,727,476	55,659,915	57,167,152	55,866,622
Dilutive effect of unvested restricted shares and stock options		98,518

Weighted average shares—Diluted	56,727,476	55,758,433	57,167,152	55,866,622

    At September 30, 2001 and 2000, Company employees and directors held options to purchase 5,629,821 and 5,396,500 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the nine and three month periods ended September 30, 2001, diluted weighted average shares exclude 368,707 and 368,710 weighted average unvested restricted shares due to the Company reporting a net loss. For the three month period ended September 30, 2000, diluted weighted average shares exclude 294,796 weighted average unvested restricted shares due to the Company reporting a net loss.

    In August 2001, the Company extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of the Company's common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled and 317,884 shares of restricted stock were issued under the Company's stock incentive plans. The restricted shares vest over a three year period, with one third of the restricted shares vesting on each of the first three anniversaries of the exchange date.

6. Comprehensive Loss

    The Company's comprehensive loss amounts were computed as follows (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net earnings (loss)	$(263,465)	$8,492	$(250,711)	$(7,278)
Change in equity due to foreign currency translation adjustments	(4,104)	(15,169)	6,800	(6,876)

Comprehensive loss	$(267,569)	$(6,677)	$(243,911)	$(14,154)

7. Segment Reporting

    The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and service. The ADS segment is comprised of the Company's wholly owned subsidiary Intermec Technologies Corporation. The IPS segment includes Lamb Machining Systems division, Lamb Body & Assembly Systems division and Landis Grinding Systems division. The AME segment represents the Cincinnati Machine division. For evaluation purposes, the Company further aggregates the IPS and AME reportable segments into the Industrial

Automation Systems ("IAS") business. The Company uses operating profit or loss, which is computed by adding net interest expense to earnings or loss before taxes on income, to evaluate performance.

    Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Accounting policies for the segments are the same as those for the Company. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment
(millions of dollars)

				Industrial Automation Systems
		Automated Data Systems(a)		Integrated Production Systems		Advanced Manufacturing Equipment		Corporate And Other Amounts	Total
Nine Months Ended September 30:
Sales and service revenues	2001	$502.5		$510.5		$160.8			$1,173.8
	2000	560.9		643.3		200.3			1,404.5
Operating profit (loss)	2001	(238.8	)(b)	2.5	(d)	(32.6	)(e)	$46.6 (f)	(222.3)
	2000	0.5	(c)	40.1		2.2		(23.5)	19.3
Three Months Ended September 30:
Sales and service revenues	2001	143.0		167.5		48.4			358.9
	2000	161.9		213.7		63.9			439.5
Operating profit (loss)	2001	(242.0	)(b)	16.9	(g)	(27.0	)(e)	(4.8)	(256.9)
	2000	(21.9)		16.6		(1.2)		(6.9)	(13.4)

(a)
includes Amtech through June 2000 (See Note 9)

(b)
includes special charges of $230.6 million (See Note 8)

(c)
includes other income of $44.7 million (See Note 9)

(d)
includes special charges of $37.2 million (See Note 8)

(e)
includes special charges of $25.4 million (See Note 8)

(f)
includes other income of $75.1 million (See Note 9)

(g)
includes special charges of $1.6 million (See Note 8)

8. Goodwill Impairment and Special Charges

    Goodwill impairment and special charges is composed of the following (thousands of dollars):

	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001
Goodwill and long-lived asset impairment:
ADS Goodwill	$(222,042)	$(222,042)
ADS Property, plant and equipment	(8,584)	(8,584)
AME Goodwill	(15,649)	(15,649)
AME Property, plant and equipment	(9,760)	(9,760)
IPS facilities consolidations:
Goodwill impairment	(31,000)
Severance and plant closure costs	(6,215)	(1,620)

Goodwill impairment and special charges	$(293,250)	$(257,655)

    Goodwill and Long-Lived Asset Impairment:  In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook and accordingly the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values. The estimated fair value of these long-lived assets including goodwill was computed based on discounted expected future cash flows from the related operations.

    IPS Facilities Consolidations:  During the second quarter 2001, the IPS segment initiated closure of two underutilized U.S. facilities and consolidation of these operations into other IPS units, resulting in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. A significant portion of these exit activities occurred in the third quarter and the severance accrual was reduced to $0.4 million at September 30, 2001. The exit activities are expected to be substantially complete during the fourth quarter of 2001. In connection with this action, the Company reviewed for impairment the related long-lived assets, including goodwill. As a result, the Company recorded in the second quarter non-cash goodwill impairment of $31.0 million. The estimated fair value of these long-lived assets including goodwill was computed based on discounted expected future cash flows from these operations. During the third quarter of 2001, the IPS segment initiated closure of an additional facility and consolidation of its operations into other IPS units. This action, which is expected to be substantially completed during the fourth quarter of 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

9. Other Income

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

10. Benefit (Provision) for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the second quarter reversion of surplus pension plan assets. The benefit for income taxes for the three months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment.

11. Related Party Transactions

    The Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Rental expense under the provisions of this lease for the nine months ended September 30, 2001 was $0.4 million, incurred prior to the June transfer. Rental expense under the provisions of this lease for the nine and three months ended September 30, 2000 was $0.8 million and $0.3 million, respectively.

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

    The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $75.8 million and $224.7 million as of January 1, 2001 and September 30, 2001, respectively, with average durations of less than three months. The fair value of such contracts at both January 1, 2001 and September 30, 2001 was not material. The amount of hedge ineffectiveness for the three and nine month periods ended September 30, 2001 was not material. Accordingly, the adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

13. Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142, which becomes effective for the Company January 1, 2002, provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. The Company's operating results for the nine months ended September 2001 include $9.1 million of amortization related to goodwill written off in the second and third quarters of 2001. Amortization on the remaining goodwill for the nine months ended September 30, 2001 was $2.2 million. In accordance with SFAS 142, the Company will cease amortization on its remaining goodwill balances on January 1, 2002.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement becomes effective for the Company on January 1, 2002. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and service. The ADS segment is comprised of the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment includes Lamb Machining Systems division, Lamb Body & Assembly Systems division and Landis Grinding Systems division. The AME segment represents the Cincinnati Machine division. For evaluation purposes, the Company further aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. Sales and service revenues and segment operating profit (loss) for the nine and three months ended September 30, 2001 and 2000 were as follows (thousands of dollars):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2001		2000		2001		2000
Sales and Service Revenues
Automated Data Systems	$502,472		$560,881	(a)	$142,944		$161,863
Industrial Automation Systems:
Integrated Production Systems	510,527		643,351		167,571		213,665
Advanced Manufacturing Equipment	160,804		200,287		48,385		63,932

Total Sales and Service Revenues	$1,173,803		$1,404,519		$358,900		$439,460

Segment Operating Profit (Loss)
Automated Data Systems	$(8,127	)(b)	$(44,193	)(a,c)	$(11,295	)(b)	$(21,905)
Industrial Automation Systems:
Integrated Production Systems	39,707	(d)	40,064		18,492	(e)	16,639
Advanced Manufacturing Equipment	(7,239	)(f)	2,257		(1,621	)(f)	(1,253)

Total Segment Operating Profit	$24,341		$(1,872)		$5,576		$(6,519)

(a)
includes Amtech through June 2000

(b)
excludes special charges of $230,626

(c)
excludes net other income of $44,686

(d)
excludes special charges of $37,215

(e)
excludes special charges of $1,620

(f)
excludes special charges of $25,409

Sales and Service Revenues and Segment Operating Profit (Loss)

    Total sales and service revenues for the nine months ended September 30, 2001 decreased $230.7 million, or 16%, compared with the corresponding prior year period. Total segment operating profit was $24.3 million for the nine months ended September 30, 2001, compared to a segment operating loss of $1.9 million for the corresponding prior year period.

    For the three months ended September 30, 2001, total sales and service revenues decreased $80.6 million, or 18%, compared with the corresponding prior year period. Total segment operating profit was $5.6 million for the three months ended September 30, 2001, compared to a segment operating loss of $6.5 million for the corresponding prior year period.

    Results for the nine months ended September 30, 2000 include the ADS segment's Amtech transportation systems operations ("Amtech") which were sold in June 2000.

    Automated Data Systems:  ADS segment revenues for the nine and three month periods ended September 30, 2001 were $502.5 million and $142.9 million, respectively. This compares to ADS segment revenues of $560.9 million, which include Amtech revenues of $41.4 million, for the nine month period ended September 30, 2000 and $161.9 million for the three month period ended September 30, 2000. Excluding Amtech, ADS revenues decreased 3% and 12% for the nine and three month periods ended September 30, 2001, respectively, compared to the corresponding prior year periods.  The decline in revenues is due to weakness in the ADS segment's markets with 90% of the third quarter 2001 decline attributed to North America. By product line, the largest decrease occurred for printer & media products, followed by systems & solutions products, and service. During the second quarter 2001, the Company settled a dispute with Compaq Computer Corporation regarding the Company's battery power-management patents. The specific terms of the settlement are confidential. Accordingly, ADS revenues for the nine months ended September 31, 2001 include significant royalty income.

    For the nine and three month periods ended September 30, 2001, ADS reported operating losses of $8.1 million and $11.3 million, respectively, before goodwill impairment and special charges of $230.6 million. This compares to operating losses of $44.2 million and $21.9 million in the corresponding prior year periods. The improvement in operating profit reflects significant reductions in selling, general and administrative expenses and higher product and service gross margin percentages, offset partially by the impact on gross margin due to the lower revenue level. On a year-to-date basis product and service gross margins have improved more than one point largely as a result of efficiencies within the service organization. The 2001 year-to-date results reflect significant gross margin contributed by royalties.

    During the quarter ended September 30, 2001, the ADS segment recorded non-cash goodwill and other long-lived assets impairments of $230.6 million. These amounts are reported as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below. The Company does not expect near-term improvement in the ADS revenue trend. Additional actions that are anticipated to reduce costs and headcount are expected during the fourth quarter of 2001.

    Integrated Production Systems:  IPS segment revenues decreased $132.8 million, or 21%, and $46.1 million, or 22%, for the nine and three month periods ended September 30, 2001, respectively, compared with the corresponding prior year periods. Related operating profit decreased $0.4 million, or 1%, for the nine months ended September 30, 2001, and increased $1.9 million, or 11%, for the three months ended September 30, 2001, compared with the corresponding prior year periods. The decrease in revenues reflects a global decline in capital spending primarily by the North American automotive industry. Despite the revenue declines, operating profit as a percentage of sales increased to 7.8% and 11.0% for the nine and three month periods ended September 30, 2001, respectively, compared to 6.2% and 7.8% for the corresponding prior year periods. This improvement reflects better overall contract margins and an improved balance of business between the segment's U.S. and U.K. operations. IAS experiences lower profit margins in the early stages of long-term contracts until development risks have been mitigated. The third quarter 2001 operating profit benefited from improved performance on contracts in their final phases of manufacturing, delivery and installation.

    Backlog for the IPS segment was $328.8 million at September 30, 2001 compared to $448.0 million at December 31, 2000. Weakness in the automotive markets has resulted in a trend of declining IPS backlog. This trend was intensified by poor macroeconomic conditions in the third quarter of 2001 and the tragic events of September 11th. The Company does not expect near term improvement, indicating projected lower IPS revenue performance for at least the first half of 2002.

    Revenue declines have necessitated cost reduction actions. For the nine months ended September 30, 2001, the IPS segment has recorded severance and facility consolidation costs of $6.2 million and non-cash goodwill impairment of $31.0 million. These amounts are reported as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below. Inventory writedowns of $2.0 million and receivable allowances of $5.0 million relating to these operations are included in the IPS operating profit for the nine months ended September 30, 2001. Additional actions that are anticipated to reduce costs and headcount are expected during the fourth quarter of 2001.

    Advanced Manufacturing Equipment:  AME segment revenues decreased $39.5 million, or 20%, and $15.5 million, or 24%, for the nine and three months ended September 30, 2001, respectively, compared with the corresponding prior year periods. Before goodwill impairment and special charges of $25.4 million, AME incurred operating losses of $7.2 million and $1.6 million for the nine and three months ended September 30, 2001, respectively, compared with operating profit of $2.3 million and operating loss of $1.3 million in the corresponding prior year periods. AME revenues continue a trend of decline. Weak domestic machine tool markets, and particularly the aerospace related component, were further impacted by macroeconomic conditions during the third quarter 2001. Revenue declines and the related reduction in contributed gross margin have resulted in increased operating losses in 2001. AME backlog was $64.8 million at September 30, 2001 compared to $66.9 million at December 31, 2000.

    During the quarter ended September 30, 2001, the AME segment recorded non-cash goodwill and other long-lived assets impairments of $25.4 million. These amounts are reported as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below. The Company does not expect near-term improvement in the AME revenue trend. Additional actions that are anticipated to reduce costs and headcount are expected during the fourth quarter of 2001.

Costs and Expenses

    Cost of sales decreased $206.5 million from $1,065.3 million for the nine months ended September 30, 2000 to $858.8 million for the nine months ended September 30, 2001 and decreased $70.7 million from $332.0 million for the three months ended September 30, 2000 to $261.3 million for the three months ended September 30, 2001. The decrease in cost of sales reflects the lower sales volume in 2001 and improved gross margins for both the ADS and IPS segments. For the nine months ended September 30, 2001, cost of sales includes second quarter inventory writedowns of $5.0 million and $2.0 million at the ADS and IPS segments, respectively. Cost of sales as a percentage of sales decreased from 76% for the nine months ended September 30, 2000 to 73% for the nine months ended September 30, 2001, and decreased from 76% for the three months ended September 30, 2000 to 73% for the three months ended September 30, 2001.

    Selling, general and administrative ("SG&A") expenses were $272.2 million and $82.0 million for the nine and three months ended September 30, 2001, respectively, compared with SG&A expenses of $313.6 million and $104.7 million for the respective nine and three months ended September 30, 2000.

The 2001 reductions in SG&A are principally the result of lower Intermec spending and the sale of Amtech, offset partially by costs associated with the Company's refinancing activities during the first half of 2001.

    The decrease in depreciation and amortization expense to $46.9 million for the nine months ended September 30, 2001 from $51.0 for nine months ended September 30, 2000 reflects the sale of Amtech in June 2000. The decrease in depreciation and amortization expense to $14.7 million for the three months ended September 30, 2001 from $16.1 million for the three months ended September 30, 2000 reflects facilities consolidation in the ADS segment, as well as reduced amortization in the IPS segment, due to the aforementioned second quarter impairment of goodwill.

    Net interest expense was $23.8 million and $22.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increased interest expense is attributable to higher average interest rates on the Company's borrowings for the first nine months of 2001 compared to the same period in 2000. Net interest expense was $6.4 million and $6.7 million for the three months ended September 30, 2001 and 2000, respectively. The decrease is due to reduced levels of debt during the third quarter of 2001 compared to the same period in 2000, partially offset by the effect of higher average interest rates.

Goodwill Impairment and Special Charges

    In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook and accordingly the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values. The estimated fair value of these long-lived assets including goodwill was computed based on discounted expected future cash flows from the related operations.

    During the second quarter 2001, the IPS segment initiated closure of two underutilized U.S. facilities and consolidation of these operations into other IPS units, resulting in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. A significant portion of these exit activities occurred in the third quarter and the severance accrual was reduced to $0.4 million at September 30, 2001. The exit activities are expected to be substantially complete during the fourth quarter of 2001. In connection with this action, the Company reviewed for impairment the related long-lived assets, including goodwill. As a result, the Company recorded in the second quarter non-cash goodwill impairment of $31.0 million. The estimated fair value of these long-lived assets including goodwill was computed based on discounted expected future cash flows from these operations. During the third quarter of 2001, the IPS segment initiated closure of an additional facility and consolidation of its operations into other IPS units. This action, which is expected to be substantially completed during the fourth quarter of 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

Other Income

    Other income for the nine months ended September 30, 2001 represents the second quarter gain of $75.1 million related to the reversion of surplus pension plan assets (see discussion under the heading "Liquidity and Capital Resources"). Other income for the nine months ended

September 30, 2000 of $44.7 million represents the gain from the sale of the ADS segment's Amtech transportation systems operations.

Benefit (Provision) for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the second quarter reversion of surplus pension plan assets. The benefit for income taxes for the three months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment.

Liquidity and Capital Resources

    Cash and marketable securities decreased from $106.8 million at December 31, 2000 to $56.5 million at September 30, 2001. Total debt decreased from $448.9 million at December 31, 2000 to $328.50 million at September 30, 2001. Net debt, defined as total debt less cash and cash equivalents, decreased $70.1 million to $272.0 million at September 30, 2001 compared to $342.1 million at December 31, 2000. The decrease in net debt reflects $122.0 million cash received from the reversion of surplus pension plan assets and $38.6 million of cash flow generated from normal operations, offset by the $90.5 million impact of terminating the Company's accounts receivable securitization agreements.

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

    The Term Loan was obtained from a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants contained in the Term Loan are consistent with those in the Revolving Facility.

    On September 13, 2001, certain of the Company's U.K. subsidiaries (collectively, the "Borrower") entered into a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility") with a bank. The UK Facility matures on September 13, 2003 and may be extended in one-year increments at the discretion of the bank. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

    As of September 30, 2001, $75.0 million was outstanding under the Term Loan at an annual interest rate of 13.00%, $40.0 million was outstanding under the Revolving Facility at an annual interest rate of 6.59%, and no borrowings were outstanding under the UK Facility. As of September 30, 2001, the Company had additional availability of $31.4 million under the Revolving Facility and availability of £15.0 million under the UK Facility.

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

    The Company is currently in compliance with its debt covenants. Macroeconomic uncertainties combined with expected restructuring activities in the fourth quarter 2001 present an additional challenge to maintaining these covenants over the next several quarters. However, due to the expected positive impact of contemplated restructuring activities, combined with the over collateralized nature of our financing agreements and our demonstrated ability to generate liquidity, management believes that the Company can maintain access to adequate funding to meet its expected working capital and capital expenditure requirements for the next year.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142, which becomes effective for the Company January 1, 2002, provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. The Company's operating results for the nine months ended September 2001 include $9.1 million of amortization related to goodwill written off in the second and third quarters of 2001. Amortization on the remaining goodwill for the nine months ended September 30, 2001 was $2.2 million. In accordance with SFAS 142, the Company will cease amortization on its remaining goodwill balances on January 1, 2002.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement becomes effective for the Company on January 1, 2002. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

    The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, the effectiveness of cost cutting actions, and the Company's ability to meet its debt covenants and its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide political stability and economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events for otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates:

    On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the "Revolving Facility") and a $75 million secured term loan (the "Term Loan"), both with variable interest rates. In conjunction with the new facilities, the Company refinanced and terminated its existing secured credit facility and related agreements. As of September 30, 2001, $75 million was outstanding under the Term Loan, at an annual interest rate of 13.00%, and $40 million was outstanding under the Revolving Facility at annual interest rate of 6.59% See discussion of the Company's credit facilities under the heading "Liquidity and Capital Resources" in Item 2 of this quarterly report.

    The information presented below summarizes the Company's cash flows for its borrowings as of September 30, 2001, reflecting the impact of the refinancing activities discussed above. Variable interest rates disclosed represent the weighted-average rates of the borrowings at September 30, 2001. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value.

Debt	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(millions of dollars)
Fixed Rate					$100.0	$100.0	$200.0	$121.8
Average Interest Rate					6.88%	7.00%
Variable Rate				$115.0	$13.5		$128.5	$128.5
Average Interest Rate				10.77%	5.35%

Foreign Exchange Rates:

    There have been no significant changes to the Company's policies regarding the use of short-term foreign exchange contracts to limit exposure to foreign currency exchange rate fluctuations, or the accounting thereof, as discussed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. At September 30, 2000 the Company held short-term contracts foreign exchange contracts with an aggregate notional amount of $224.7 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  See Exhibit Index included herein on page E-1.

  (b)
  Reports on Form 8-K:

    On a Current Report on Form 8-K, filed July 26, 2001, the Company reported entering into two secured long-term credit facilities: a $200 million asset-based revolving credit facility and the $75 million secured term loan. In conjunction with the new facilities, the Company refinanced and terminated its existing $400 million secured credit facility and related agreements. See a more detailed discussion of the Company's credit facilities under Item 2 of this quarterly report.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)
By:	/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

November 14, 2001

UNOVA, INC.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of UNOVA, Inc., filed on October 22, 1997 as Exhibit 3A to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
3.2	By-laws of UNOVA, Inc., as amended on February 5, 1999, filed as Exhibit 3.2 to the Company's 1998 Annual Report on Form 10-K, and incorporated herein by reference.
4.1
Credit Agreement dated as of July 12, 2001, among the Financial Institutions named therein, Bank of America N.A., as Administrative Agent, Heller Financial, Inc., as Syndication Agent, and UNOVA, Inc. and its subsidiaries party thereto, as Borrowers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated Jul 12, 2001, and incorporated herein by reference.
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
4.5
Loan Agreement dated as of July 12, 2001, among the Lenders named therein, and Special Value Investment Management, LLC as Agent, and UNOVA, Inc. and its subsidiaries party thereto, as Borrowers (the "Term Loan"), filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.6	First Amendment to the Term Loan, dated as of August 15, 2001.
4.7
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
4.8
Stock Pledge Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc. and Intermec Technologies Corporation, as Pledgors, and Special Value Investment Management, LLC, as Agent, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.

E–1

4.9	Credit agreement dated September 13, 2001 among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited, and Intermec Technologies U.K. Limited, as Borrowers. *
4.10
$400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent (the "$400,000,000 Credit Agreement"), filed on October 1, 1997 as Exhibit 10M to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.11	Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998, filed as Exhibit 4.4 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.12	Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998, filed as Exhibit 4.7 to the Company's June 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
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
4.16
Amendment No. 6 and Waiver to the $400,000,000 Credit Agreement dated November 13, 2000, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.17	Extension of Waiver to the $400,000,000 Credit Agreement dated January 31, 2001, filed as Exhibit 4.8 to the Company's 2000 Annual Report on Form 10-K, and incorporated herein by reference.
4.18
$400,000,000 Amended and Restated Credit Agreement dated as of February 8, 2001, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.19
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.20
Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

E–2

4.21	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.22	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

Instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.23
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
4.24	Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.25	Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
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
4.28
Amendment No. 5 and Waiver to the Transfer and Administration Agreement dated October 20, 2000, filed as Exhibit 4.18 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.29
Amendment No. 6 and Waiver to the Transfer and Administration Agreement dated December 4, 2000, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.30
Amendment No. 7 and Waiver to the Transfer and Administration Agreement dated January 31, 2001, filed as Exhibit 5 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.31	Reconveyance and Release Agreement dated February 8, 2001, filed as Exhibit 4.24 to the Company's March 31, 2001 Quarterly Report on Form 10-Q, and incorporated herein by reference.

E–3

4.32
Receivables Purchase Agreement dated June 18, 1999, between UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.33	Amendment No. 1 to the Receivable Purchase Agreement dated December 15, 1999, filed as exhibit 4.16 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.34
Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Sellers, and UNOVA, Inc., as Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.35
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
4.37
Pledge Agreement dated November 13, 2000, between UNOVA, Inc. and Morgan Guaranty Trust company of New York, as collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.38
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

E–4

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

E–5

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
*
Copies of these exhibits are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

E–6

QuickLinks

UNOVA, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
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
INDEX TO EXHIBITS