Form 10-K
period 2001-12-31
UNOVA INC
filed 2002-03-27
CIK 1044590

Use these links to rapidly review the document
UNOVA, INC. INDEX TO ANNUAL REPORT ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4647021 (I.R.S. Employer Identification No.)
21900 Burbank Boulevard, Woodland Hills, California
www.unova.com	91367-7456
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 992-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

On February 28, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates was $324.8 million.

On February 28, 2002, there were 58,094,935 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

UNOVA, Inc. and subsidiaries (the "Company" or "UNOVA") is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. For the years ended December 31, 2001, 2000 and 1999, UNOVA reported revenues of $1,528.6 million, $1,837.8 million, and $2,108.7 million, respectively.

The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. ("WAI") on October 31, 1997. The Company is a Delaware corporation and its headquarters are located in Woodland Hills, California.

See Note K to the consolidated financial statements for financial information by reportable segment and by geographical area.

Products and Services

Automated Data Systems Segment

Intermec products and services include mobile computing solutions for the field worker, automated data collection systems for on-premises and site-based workers, wireless network systems for wireless enablement of an enterprise, and barcode label and printing solutions. These systems, solutions and services enable Intermec's customers to more efficiently and effectively manage their supply chains and fulfillment activities. ADS accounted for 43%, 40% and 41% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively. In June 2000, the ADS segment sold its Amtech Transportation Systems operations ("Amtech"). Amtech revenues were $42.3 million for the six months ended June 30, 2000 and $78.2 million for the year ended December 31, 1999.

Major Intermec offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio; and internationally in the United Kingdom, the Netherlands, Sweden and France.

Scanners and Data Collection Systems:    Intermec develops bar code scanning and data collection products that are used primarily by non-office workers such as warehouse, delivery, manufacturing and other employees who operate outside the typical office environment. Product applications include work force automation; tracking of work in process and finished goods inventory through manufacturing, distribution and other commercial operations; and total asset visibility and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. The information collected, managed and exchanged by workers in these applications is often the most critical and the most susceptible to errors or omissions due to illegible handwriting, inaccurate keystrokes, or overlooked transactions. The ability to efficiently capture and wirelessly transmit information real time means more streamlined business processes. Automating these business processes is key to consistent customer service and fulfillment execution. In addition, Intermec technologies are increasingly used for automating information exchange within supply chains and facilitating shipment and fulfillment of orders. Intermec's scanning and data collection products include rugged wireless handheld computers and terminals, wand scanners, imagers, charge-couple devices (CCD), and badge and laser scanners. They are able to read or collect data and move that data directly into standard ERP (Enterprise Resource Planning), WMS (Warehouse Management Systems) and other business applications. The Company also manufactures a large number of industrial handheld terminals for use in warehouses and industrial environments.

Intermec is a leader in the production of next generation item-tracking technology called RFID (radio frequency identification). Intermec markets a complete range of RFID tags, readers and related equipment, and services under the Intellitag trade name. RFID wirelessly communicates important product information between a tracking device, called an interrogator, and inexpensive "tags" comprising a computer chip and its antenna encased in a protective covering. RFID tags are programmed to contain identification, serial numbers, history and other attributes. Certain RFID tags, such as Intermec's Intellitag, contain read/write memory to allow updates and tag reuse. Unlike laser scanned bar codes, Intermec's RFID tags do not require "line of sight" to be read. As many as 40 Intellitag RFID tags can be read simultaneously at distances up to 10 feet. Companies have expressed interest in using RFID technology as a tool to track pallets and individual items through their entire supply chain or as a security application. Intermec is working through alliances and with other companies to broaden customer access and create standards support.

Enterprise Wireless Networks Products & Services:    Intermec is a market leader in developing wireless Local Area Network ("LAN") software, systems and services. It was the first to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. Starting in the early 1980s, the Company installed digital communication between mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering (IEEE) promulgated a new standard for high-speed network communication via wireless radio signal. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices. In the years since the standard was established, several large network equipment vendors have begun selling 802.11b wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports.

Intermec's core customers in industrial and warehousing markets purchase the Company's wireless systems primarily because these systems are much easier to implement and administer than competitive brands. Further, Intermec has a long history of success serving these markets. Finally, customers in these markets are motivated in part by their belief that the Company's systems are extremely rugged and reliable, and that reliability will prevent failures and downtime in the customer's operation. Intermec supports all major radio technologies, including synthesized UHF, 900 MHz, 802.11b, 802.11a and Bluetooth. Radio independence allows customers to choose the most efficient radio technology for their facilities. This freedom resolves data rate, transmission speed and range issues and creates a reliable communications environment. Intermec is a member of the Wireless Ethernet Compatibility Alliance ("WECA") initiative, which provides open standards for wireless networking. Intermec's new MobileLAN® system allows customers to migrate from today's 802.11b technology to tomorrow's 802.11a, while preserving much of the current wireless infrastructure. The MobileLAN access™ 2106 access point is the first to include the 802.11a high data rate standard—a five-fold increase over 802.11b data rate speeds—allowing deployment of multimedia and other high-bandwidth applications. The Company also created wireless LAN products that specifically address the security needs of its customers. Based on IEEE 802.11i and 802.1x security standards, MobileLAN secure™ is an integrated security solution for wireless LANs that builds standards-based security capabilities into all components of the wireless LAN, including access points, authentication server software and network interface cards. Intermec's tiered wireless access point product line cost-effectively addresses diverse wireless applications found in an enterprise—both in and out of the office.

Mobile Computing Solutions:    The Company is a leader in delivering automated solutions comprising ruggedized hand-held and truck-mounted mobile computing systems and local area and wide-area wireless and wired data communication systems. The Company also develops and delivers handheld computer application software for designated markets and applications as well as communication and server systems to integrate the information into customers' enterprise management systems. Data capture devices and specialized peripherals and printer solutions are a part of the provided solution. To assist with the automation of business processes, Intermec provides extensive professional services, such as installation, maintenance, site security and systems integration. Intermec's comprehensive line of hand-held and vehicle-mounted computers combine Microsoft Windows®, Windows® CE and Pocket PC® capability with scanning and IP (Internet Protocol) based data communication abilities. Intermec's family of products ranges from low-cost, hand-held batch and wireless data collection devices to sophisticated pen-based computers with extensive wired and wireless network capabilities. Intermec's "open systems" design philosophy delivers maximum product flexibility to customers with diverse application requirements. In combination with wireless communications, these mobile systems enable remote workers to have access to centralized computer applications and databases, to automate business processes to the point of transaction and to send and receive information on a real-time basis. This results in improved productivity, efficiency and accuracy of information. Intermec offers mobile computing application software that provides work force automation, customer level sales ordering, pricing and forecasting, and account settlement. Other software products manage work order dispatching, total field asset visibility, real-time proof of delivery, and other critical customer information. The Company has approximately 20 years of experience in developing both hardware and software for mobile computing in the direct store delivery, or DSD market. This experience gives the Company insights that it believes are essential in developing and producing successful product offerings in other mobile computing markets such as field service and logistics operators.

Bar Code Label and Printing Solutions:    The Company's line of flexible "on demand" bar code printers ranges from low-cost, light- to heavy-duty industrial models that accommodate a wide array of printing widths, materials and label configurations. These printers attach directly to enterprise networks. A variety of specialty printers provides custom capabilities including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry. In 2001, the Company introduced a number of important hardware innovations including the Printer Application Server™ that makes the bar code label printer a "computer-replacement" terminal that handles basic information requests from a host system without a PC. Intermec also introduced a new high-resolution bar code printer, the EasyCoder™ 3400e, which delivers high-speed output for medium-duty applications in shipping, receiving, logistics and manufacturing.

Intermec's media products include pressure-sensitive bar code labels and thermal transfer ribbons to customers worldwide. Intermec's media products emphasize service and value-added technologies, such as the design and manufacture of specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Technologies/Trends: Intermec is consistently broadening the application of wireless networking, data capture and mobile computing by developing or integrating new technologies into its products. Recent examples include new high-speed wireless networking products such as 802.11a wireless LAN technology, new rugged Windows CE and Pocket PC based computers, short range radio systems such as "Bluetooth", and low cost, miniature CCD scan engines and new devices that use the Internet to simplify the management of wireless networks. Intermec continues to invest in and develop standards-based, low-cost RFID products for supply chain applications such as source tagging, shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. Intermec has also developed a complete range of products based on its RFID technology, comprising labels, printers, and scanners. A prominent industry organization serving the automotive sector recently approved a new standard for RFID that is based upon certain of the Company's communications protocols for RFID. These standards manage communications between a host computer and an RFID tag. This new standard is expected to be used in systems that will allow tire manufacturers and auto companies to track individual tires as they are manufactured, distributed and installed on new cars and trucks manufactured in North America. Intermec plans to offer its new technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

Industrial Automation Systems

Industrial Automation Systems is a leading developer of value-added manufacturing technologies and products that span the production cycle from process engineering and design to systems integration. The Integrated Production Systems segment serves primarily the global automotive, off-road vehicle and diesel engine industries. The Advanced Manufacturing Equipment segment serves the aerospace, industrial components, heavy equipment and general job shop markets.

The Company's IAS operations comprise the following divisions: Lamb Machining Systems, Lamb Body & Assembly Systems, Landis Grinding Systems, and Cincinnati Machine.

Major IAS offices and production facilities are located in Illinois, Michigan, Ohio and Pennsylvania and internationally in Canada, the United Kingdom and Germany.

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

Major industrial manufacturers use one or more of the Company's dedicated and flexible/modular systems to make the following products: powertrain components such as engine blocks, heads, connecting rods, camshafts and crankshafts as well as transmission parts and chassis components (steering knuckles, rear-axle housings and brake calibers); automotive and truck welding and assembly systems.

Metal Cutting:    Manufacturing solutions designed and integrated by the Company range from stand-alone machines for light-duty, general-purpose metalworking, to complete, turnkey manufacturing solutions for heavy-duty or high-volume metal cutting operations. Product lines include machining centers, non-synchronous, ring- or dial-transfer systems for low-volume requirements; modular, flexible systems for medium-volume production requirements; and dedicated modular transfer lines for high-volume production. Through its Assembly and Test Systems operations, the Company also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries. Metal cutting accounted for 23%, 27% and 26% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively.

Precision Grinding and Abrasives.    The Company is an innovator of cylindrical grinding products and processes that improve accuracy and reliability in critical mechanical parts. For example, precision-ground camshafts and cam lobes for internal combustion engines translate into improved engine durability and performance, with lower emissions and better fuel economies. Precision-ground air compressor pistons result in lower friction and energy consumption in air conditioning systems. Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bearings and other state-of-the-art grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics. Precision Grinding and Abrasives accounted for 14%, 12% and 11% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively.

Auto Body Assembly Systems.    The Company designs and integrates automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. Proprietary processes have been developed specifically to assemble doors, hoods and trunk lids, which historically represent the most critical "fit and finish" manufacturing parts of car bodies. Using 3-D computer simulations, the Company has established one of the broadest process and tool design capabilities in the industry. Tool design and advanced process/product development are now linked into the product engineering process, reducing costs and risks for automotive customers long before their programs move into the capital investment stage. Body and Assembly Systems accounted for 7%, 7% and 8% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively.

Advanced Manufacturing Equipment Segment

The Company's AME segment offers CNC machine tools, such as horizontal and vertical machining centers, 5-axis and 5-sided machining centers, modular machining cells, turning centers, specialized machine tools and advanced composites processing systems. The AME segment serves a broad range of industrial customers but is best known for machines which are used by defense, commercial and general aviation aircraft manufacturers to make airframes, rockets, or spacecraft components (vertical stabilizers, missile casings and fuselages). Through its CINCINNATI PLUS™ life cycle support program, the Company provides customers with the most comprehensive services offered in the industry today, including service parts, field service, training, auxiliary services and rebuild/retrofit. Acquired in October of 1998, Advanced Manufacturing Equipment accounted for 13%, 14% and 14% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively.

Technologies/Trends.    The IAS businesses continue to develop manufacturing technologies to broaden their product offerings and respond to automotive customers' needs to lower costs, improve fuel consumption and decrease car emissions. New "agile" machining centers and flexible fixturing systems have been introduced, or are under development, to reduce fixed costs for high-volume machining. Introduced in 2001, the Bobcat™ horizontal machining center is designed to optimize milling and drilling of aluminum and magnesium workpieces. The Bobcat employs a "hybrid kinematic" design to achieve velocity and acceleration comparable to that of linear motor machines at less cost and with equal accuracy. The Company is also continuing to advance its capabilities for processing advanced materials such as aluminum alloys, titanium, compact graphite iron (CGI) and composites.

Business Strategy

The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing, distribution, retail, field service and logistics applications. Each of the Company's segments offers single products as well as integrated solutions to their customers. Future growth in these businesses is expected to result from expansion of the Company's existing operations and customer base.

Automated Data Systems Segment

In the ADS market, the integration of Internet e-commerce and real-time information driven by the increasing demand for more efficient and effective fulfillment systems has created increased opportunities and demand for technologies that improve levels of service and responsiveness.

Warehouses and logistics operations already rely on wireless networks and handheld and mobile computers to transmit inventory data to central host computers. When information is updated real time, customers have greater visibility to their current business operations, avoiding inventory shortages and improving customer service by providing more accurate shipping and delivery information. As competition places more pressure on customers for faster operational performance, they typically upgrade their supply chain "execution" technologies to improve financial measures such as inventory and asset turnover, and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

The Company plans to emphasize its product development and market activities in the areas of wireless communications, mobile computers and technologies for supply-chain execution to capitalize on expected strong demand and long-term overall market growth.

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

In recent years, cost-cutting and quality requirements in the automotive industry have strengthened the Company's relationships with its customers. Carmakers have expressed a long-term strategy of consolidating their supplier base, favoring those companies that demonstrate superior engineering expertise, global integration, and the ability to manage large-scale projects. These market-driven changes also have forced many smaller competitors to withdraw from the market or to reduce their participation. The Company has made a number of organizational changes and believes those actions have positioned it to take advantage of these trends. Further, major automakers have announced plans to outsource the production of engine and transmission components to third-party suppliers. These third-party part suppliers, representing new customers to IAS, are most interested in machining and assembly systems that have a great deal of flexibility. In the last four years, the Company has developed significant engineering competencies in the design of "flexible systems" and believes it is well positioned to supply the machining and assembly equipment needs of these new third-party part suppliers.

Markets and Customers

Automated Data Systems Segment

Because automated data systems represent technologies that can be utilized by a company of any size, including small systems that can be installed at very low cost, the market is extensive. Market growth is driven by the global need for technologies and solutions that improve quality, productivity, and cost-efficiency in business and government, particularly through logistics automation, supply chain execution, ERP and e-commerce solutions. Worldwide coverage is accomplished through a dedicated sales and service organization in conjunction with resellers and independent software vendors, indirect channel partners and distributors.

Through its application of technologies in the manufacturing, warehouse-distribution, transportation, retail (including direct store and destination delivery), health care, government, field service and utilities markets, ADS maintains a strong position in the global AIDC (Automated Information and Data Collection) market.

ADS sells and services its products through multiple sales and distribution channels: a direct field sales force that concentrates on large or complex systems sales, premier value-added resellers that offer applications-specific solutions, and alliances with major systems integrators and distributors. ADS' direct sales organization serves customers from offices throughout the Americas and Europe and in some selected countries outside these regions. Indirect sales channels include long-time exclusive and non-exclusive relationships with value-added distributors and master resellers.

Although the majority of ADS sales are made through indirect sales channels, no individual value-added distributor or reseller is material to the Company's consolidated revenues. ADS also maintains contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

The mobile computing systems market comprises several applications, such as route accounting for the distribution and package/parcel delivery industries, sales merchandising, remote delivery and field service. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service, and home service industries.

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

Additional international sales opportunities exist in countries where mobile computing practices and other applications are similar to those in the U.S. The extent of wireless systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation, and the wireless regulatory environment for wireless communication technologies. The major markets for printers are manufacturing, distribution, warehousing, transportation, health care, government, and other services.

Industrial Automation Systems

The Company participates in the automotive, aerospace and general manufacturing markets. Investments by automotive customers are driven by model changes, competitive pressures, government regulations such as emission and fuel efficiency standards, and by the customers' own internal spending cycles. Investments by aerospace customers are primarily driven by commercial and defense aircraft new product development programs. Investments in diesel engine manufacturing are influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles. The automotive, aerospace and general machine tool markets tend to be cyclical and dependent on manufacturing capacity utilization rates.

Customers for the Company's Integrated Production Systems products are the major auto and diesel manufacturers and their Tier One suppliers. Although the passenger car and light truck industries continue to represent this division's largest market, business from diesel engine manufacturers has grown in recent years.

The Company believes that future growth in the IPS and AME segments will be dependent on their ability to market their full range of products and services to their combined customer base and to expand into other industrial manufacturing markets. This strategy is supported by the Company's global management structure that provides for unified marketing and product support of each primary business on a global basis.

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

Both IAS segments' revenues are influenced by the capital investment plans of customers. These plans are typically strategic and long-range, driven by customers' competitive product issues as well as environmental issues related to compliance with emissions. Typically, short-term business cycles, such as monthly product sales, do not permanently interrupt capital investment decisions of major automotive customers. However, periods of economic uncertainty such as the current environment in North America can cause customer decision-makers to slow the pace of capital equipment orders as they assess their strategic direction.

Recent major customers include U.S.-based Boeing Corporation, Briggs & Stratton, Caterpillar, Cummins, DaimlerChrysler, Department of the Navy, Ford, General Motors, Navistar, Northrop Grumman, Parker Hannifin, and Raytheon; and Western Europe-based Airbus Espana, Alenia Aerospasio, Bombardier Shorts Brothers, BMW, British Aerospace, DaimlerChrysler, Fiat, Ford/Jaguar, Peugeot, Renault, Volkswagen, Volvo and the European subsidiaries of the large U.S. manufacturers. The Company has also won major equipment contracts for the "transplant" manufacturing facilities of foreign automakers, including both European and Japanese, and also serves the automotive components manufacturing market.

Competition

Strong competition exists in both the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based on delivery, price, technology, productivity, reliability and service. International competition is also impacted by changes in foreign currency exchange rates.

Automated Data Systems Segment

The market for AIDC/mobile computing systems is highly fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. The other major participant is Symbol Technologies, which acquired Telxon in 2000. Intermec also faces strong competition for single product lines from specialized suppliers, like Zebra, for printers.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand-held systems for route accounting applications. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol and Teklogix. Consumer personal digital assistants (PDAs) from suppliers such as Palm, Handspring, Compaq and Hewlett Packard are potential competitors for certain low-end, light-duty enterprise computing applications. Companies such as Cisco and Lucent Technologies compete in the wireless network business. On the printer side, Intermec faces competition from Zebra, Datamax and many others, depending on the geographic area.

Intermec competes primarily on the basis of its technology: integrated solutions, open-systems architecture, networking and communications expertise, and applications software. Other attributes, such as level of sales and support services, and product functionality, performance, ruggedness and overall quality, are important for market success.

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

The North American and European market for high-volume production systems for engines and transmissions is divided among several major competitors and numerous smaller participants. Major competitors are Ingersoll Milling (North America), Thyssen, Heller, Grob-Werke and Ex-Cello (each from Germany) and NTC (Japan).

In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines. Primary competitors include PICO (Comau), Valiant, and Utica in North America; Thyssen, FFT, Kuka, and Comau in Europe.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Schleifring Group and Junker in Germany; and Giustina in Italy.

In each of its different product markets, Advanced Manufacturing Equipment faces separate competitors such as Ingersoll Milling (North America), Henry Line (Canada) and Forrest Line (France) in aerospace systems, Makino and Mazak (both Japan) in horizontal systems, and Fadal/Thyssen (North America), Haas (North America), Okuma (Japan) and Mori Seiki (Japan) in the market for lower-end vertical machining and turning centers or "value" machines.

Research and Development

Company-wide expenditures on research and development activities amounted to $66.3 million, $69.7 million and $74.1 million, substantially all of which was sponsored by the Company, in the years ended December 31, 2001, 2000 and 1999, respectively.

Patents and Trademarks

Over a period of years, the Company has secured a large number of patents, trademarks and copyrights relating to its manufactured products. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

Seasonality; Backlog

Sales backlog was $386 million, $581 million and $856 million at December 31, 2001, 2000 and 1999, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segments. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

Employees

At December 31, 2001, the Company had 6,709 full-time employees, of which 2,801 are engaged in the ADS segment, 2,684 in the IPS segment, 1,174 in the AME segment, and 50 in corporate and shared services.

Environmental and Regulatory Matters

During 2002, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Radio emissions are the subject of governmental regulation in all countries in which the Company currently conducts business. In North America, both the Canadian and U.S. governments publish relevant regulations, and changes to these regulations are made only after public discussion. In some countries regulatory changes can be introduced with little or no grace period for implementing the specified changes. Furthermore, there is little consistency among the regulations of various countries outside North America, and future regulatory changes in North America are possible. These conditions introduce uncertainty into the product planning process and could have an adverse effect on the AIDC/Mobile Computing business.

Raw Materials

The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. In general, raw materials used are available from numerous alternative sources. As is customary for its industry, the Company's ADS segment at various times enters into certain single-source component part supply agreements. Management believes these agreements will be renewed in the ordinary course of business.

ITEM 2. PROPERTIES

The Company's executive offices, in owned premises, are at 21900 Burbank Boulevard, Woodland Hills, California. Its principal plants and offices have an aggregate floor area of approximately 5,479,912 square feet, of which 4,662,237 square feet (85%) are located in the United States, and 817,675 square feet (15%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows (in square feet):

Automated Data Systems	690,950
Integrated Production Systems	3,120,508
Advanced Manufacturing Equipment	1,636,140
Corporate	32,314

5,479,912

Approximately 4,167,290 square feet (76%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 19 locations in the following states (in square feet):

State
Ohio	1,524,708
Michigan	1,473,043
Pennsylvania	495,662
Illinois	361,060
Washington	327,000
Iowa	197,567
Kentucky	152,483
Other states	130,714

4,662,237

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page
Quarterly Financial Information (unaudited)	F-27

ITEM 6. SELECTED FINANCIAL DATA

UNOVA, INC.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(millions of dollars, except per share data)
Operating Results:(A)
Sales and Service Revenues	$1,528.6	$1,837.8	$2,108.7	$1,662.7	$1,426.2
Operating Costs and Expenses
Cost of sales and service	1,118.0	1,426.6	1,501.0	1,110.8	981.4
Selling, general and administrative(B)	373.8	430.2	454.4	383.7	535.9
Depreciation and amortization	57.2	67.3	66.0	57.0	40.6

Total	1,549.0	1,924.1	2,021.4	1,551.5	1,557.9

Goodwill Impairment and Special Charges(C)	(317.0)

Other Income(C)	75.1	44.7		31.5

Earnings (Loss) before Interest and Taxes	(262.3)	(41.6)	87.3	142.7	(131.7)
Interest Expense, Net(D)	(29.9)	(30.5)	(38.0)	(25.7)	(16.7)
Benefit (Provision) for Income Taxes	—	32.3	(19.7)	(47.3)	(23.0)

Net Earnings (Loss)	$(292.2)	$(39.8)	$29.6	$69.7	$(171.4)

Basic Earnings (Loss) per Share	$(5.14)	$(0.71)	$0.54	$1.28	$(3.17)
Diluted Earnings (Loss) per Share	$(5.14)	$(0.71)	$0.54	$1.27	$(3.17)
Shares used for Basic Earnings (Loss) per Share	56,851	55,714	55,111	54,620	54,056
Shares used for Diluted Earnings (Loss) per Share	56,851	55,714	55,120	54,703	54,056
Financial Position (at end of year):(A)
Total Assets	$1,207.0	$1,720.7	$1,903.5	$1,979.2	$1,356.4
Notes Payable and Current Portion of Long-term Obligations	$—	$235.4	$64.0	$237.3	$86.6
Long-term Obligations	$281.5	$213.5	$365.4	$366.5	$216.9
Working Capital	$334.9	$177.9	$447.8	$392.2	$277.8
Current Ratio	1.8	1.2	1.7	1.5	1.6
Total Debt as a Percentage of Total Capitalization.	41%	39%	37%	46%	34%

(A)
Reflects the acquisitions of Norand Corporation (March 1997), United Barcode Industries (April 1997), Amtech (July 1998) and Cincinnati Machine (October 1998) and the disposition of Amtech (June 2000).
(B)
Selling, general and administrative costs include allocated charges from Western Atlas of $13.5 million for the year ended December 31, 1997. The year ended December 31, 1997 includes charges of $211.5 million, or $3.91 per share, for the value of acquired in-process research and development activities resulting from acquisitions made during the year.
(C)
Information related to goodwill impairment, special charges and other income is included in Note F to the consolidated financial statements. Other income for the year ended December 31, 1998 represents a gain on the sale of real estate.
(D)
Interest expense includes allocated charges from Western Atlas of $12.0 million for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. Sales and service revenues and segment operating profit (loss) for the years ended December 31, 2001, 2000 and 1999 were as follows (millions of dollars):

	Year Ended December 31,
	2001	2000		1999
Sales and Service Revenues
Automated Data Systems	$655.1	$725.3	(A)	$877.2	(A)
Industrial Automation Systems:
Integrated Production Systems	668.1	855.2		936.5
Advanced Manufacturing Equipment	205.4	257.3		295.0

Total Sales and Service Revenues	$1,528.6	$1,837.8		$2,108.7

Segment Operating Profit (Loss)(B)
Automated Data Systems	$(14.8)	$(87.8	)(A)	$26.4	(A)
Industrial Automation Systems:
Integrated Production Systems	49.9	44.4		86.8
Advanced Manufacturing Equipment	(22.0)	(6.7)		5.7

Total Segment Operating Profit (Loss)	$13.1	$(50.1)		$118.9

(A)
Includes Amtech through June 2000.
(B)
Excludes goodwill impairment, special charges and other income.

Year Ended December 31, 2001 Compared to 2000

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the year ended December 31, 2001 were $1,528.6 million, a decrease of $309.2 million, or 17%, compared with the prior year. Before goodwill impairment, special charges and other income, the Company reported total segment operating profit of $13.1 million for the year ended December 31, 2001 compared to total segment operating loss of $50.1 million for the prior year.

Results for 2000 include the ADS segment's Amtech transportation systems operations ("Amtech") which were sold in June 2000.

Automated Data Systems:    ADS segment revenues were $655.1 million for the year ended December 31, 2001 compared with $725.3 million for the prior year, which included Amtech revenues of $41.4 million. Excluding Amtech, ADS revenues decreased 4% from the prior year. The decrease is due to weakness in the ADS segment's markets with 84% of the decline attributable to North America. By product line, the largest percentage decrease occurred for printer & media products, followed by systems & solutions products, and service. During the second quarter 2001, the Company settled a dispute with Compaq

Computer Corporation regarding the Company's battery power-management patents. Accordingly, ADS revenues for the year ended December 31, 2001 include significant royalty income. The specific terms of the settlement are confidential.

The ADS segment reported an operating loss of $14.8 million for the year ended December 31, 2001, before goodwill impairment and special charges, compared to an operating loss of $87.8 million for the prior year. The operating loss for 2001 includes fourth quarter severance charges of $8.0 million related to a reduction in Intermec's global workforce. The improvement in operating profit reflects significant reductions in selling, general and administrative expenses and higher product and service gross margin percentages, offset partially by the impact on operating profit due to the lower revenue level. Compared to 2000, product and service gross margins have improved by approximately two percentage points largely as a result of efficiencies within the service organization. The 2001 results reflect significant gross margin contributed by royalties.

During 2001, the ADS segment recorded a third quarter charge for non-cash goodwill and other long-lived asset impairments of $230.6 million and a fourth quarter charge for the closure of a facility of $7.4 million. See discussion under the heading "Goodwill Impairment and Special Charges" below.

Integrated Production Systems:    IPS segment revenues for the year ended December 31, 2001 were $668.1 million, a decrease of $187.1 million, or 22% from the prior year. The revenue decline reflects a global decline in capital spending primarily by the North American automotive industry. Despite the revenue declines, operating profit as a percentage of sales increased to 7.5% for the year ended December 31, 2001, compared to 5.2% for the prior year. In general, this improvement reflects better overall contract margins and an improved balance of business between the segment's U.S. and U.K. grinding operations. High installation and integration costs in 2000 for the IPS U.S. operations were substantially reduced in 2001 resulting in higher operating margins for IPS core U.S. operations. However, the benefit was offset by losses incurred by other non-core U.S. operations. These non-core operations were closed in 2001. IPS operating profit for 2001 also reflects significant improvement at its European operations driven by higher sales volume for the U.K. grinding operations and substantially reduced losses for its German subsidiary. IPS operating profit for 2001 includes inventory and accounts receivable write-downs of $7.0 million relating to closed operations and fourth quarter severance charges of $6.5 million related to the reduction in its North American workforce.

Revenue declines have necessitated cost reduction actions. During 2001, the IPS segment closed three underperforming operations and one underutilized facility. These actions resulted in aggregate charges of $44.8 million, including $31.0 million of impaired goodwill. See discussion under the heading "Goodwill Impairment and Special Charges" below.

Integrated Production Systems backlog decreased from $448.0 million at December 31, 2000 to $276.2 million at December 31, 2001. This 38% decline in backlog is driven largely by major weakness in capital spending by the North American automotive and related customers. The Company does not expect these conditions to improve in the near term, indicating projected lower IPS revenue performance for 2002.

Advanced Manufacturing Equipment:    AME revenues decreased $51.9 million, or 20%, to $205.4 million for the year ended December 31, 2001. The decrease in revenues reflects continued weakness in the domestic aerospace-related and general machine tool markets. Before goodwill impairment and special charges, the segment reported an operating loss of $22.0 million for the year ended December 31, 2001 compared to an operating loss of $6.7 million for the prior year. The operating losses for 2001 and 2000 include fourth quarter severance charges of $10.1 million and $4.8 million, respectively, related to reductions in the segment's U.S. workforce. AME revenues continue a trend of decline. Weak domestic machine tool markets, particularly the aerospace related component, were further impacted by the declining national economy. Revenue declines and the related reduction in contributed gross margin have resulted in increased operating losses in 2001. Backlog decreased to $57.7 million at December 31, 2001 from $66.9 million at December 31, 2000.

During the third quarter 2001, the AME segment recorded non-cash goodwill and other long-lived assets impairments of $25.4 million. During the fourth quarter 2001, the segment recorded charges of $8.7 million to exit certain of its vertically integrated manufacturing activities and consolidate facilities. These amounts are reported as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below.

The Company does not expect near-term improvement in the AME revenue trend, resulting in projected lower revenues for 2002.

Costs and Expenses

Cost of sales and service decreased $308.6 million to $1,118.0 million for the year ended December 31, 2001 from $1,426.6 million for the year ended December 31, 2000. Cost of sales and service as a percentage of sales improved to 73.1% for the year ended December 31, 2001 compared to 77.6% for the prior year. The decrease in cost of sales reflects the lower sales volume in 2001 and improved gross margins for both the ADS and IPS segments.

Selling, general and administrative ("SG&A") expense decreased $56.4 million to $373.8 million for the year ended December 31, 2001 from $430.2 million for the year ended December 31, 2000. The 2001 reductions in SG&A are principally the result of lower Intermec spending.

The decrease in depreciation and amortization expense of $10.1 million to $57.2 million for the year ended December 31, 2001 from $67.3 million for the prior year reflects the impact of lower capital expenditures and the write-off of goodwill and long-lived assets in 2001.

Net interest expense was $29.9 million and $30.6 million for the years ended December 31, 2001 and 2000, respectively. The decrease was attributable to lower outstanding debt during the year, partially offset by the effect of higher interest rates on the Company's outstanding borrowings.

Goodwill Impairment and Special Charges

Goodwill and Long-Lived Asset Impairment.    In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook. Accordingly, the Company assessed whether these effects resulted in impairment of its goodwill and long-lived assets to be held and used. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values. The estimated fair value of these long-lived assets, including goodwill, was computed based on discounted expected future cash flows from the related operations.

Facilities Closures and Consolidations.    Throughout 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. In connection with these actions, related goodwill and long-lived assets were tested for impairment on a to-be-disposed-of basis. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. These actions resulted in charges for severance, plant closure costs, and impairment of long-lived assets as follows.

During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

During the third quarter of 2001, the IPS segment initiated closure of its underutilized Hebron Kentucky facility. This action, which was substantially complete as of December 31, 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

During the fourth quarter 2001, the IPS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 39 employees totaling $0.9 million and other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of for impairment resulted in property, plant and equipment impairment charges of $4.3 million.

During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing processes and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is expected to be substantially complete by December 31, 2002, resulted in the accrual of severance costs for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. As of December 31, 2001, amounts paid and charged against these accruals were not material. The related review of long-lived assets to be disposed of for impairment resulted in plant and equipment impairment charges of $5.5 million.

During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility. This action, which is expected to be complete by December 31, 2002, resulted in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. As of December 31, 2001, amounts paid and charged against these accruals were not material.

Other Income

Other income for the year ended December 31, 2001 represents the second quarter gain of $75.1 million related to the reversion of surplus pension plan assets (see discussion under the heading "Liquidity and Capital Resources"). Other income for the year ended December 31, 2000 of $44.7 million represents the gain from the sale of the ADS segment's Amtech transportation systems operations.

Income Taxes

Income taxes for the year ended December 31, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes on the reversion of surplus pension plan assets.

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

Automated Data Systems:    ADS segment sales decreased $151.9 million, or 17%, for the year ended December 31, 2000 compared with the prior year. The decrease in revenue reflects the sale of the segment's Amtech operations in June 2000 and lower sales volume for the Company's Intermec subsidiary. Average quarterly revenue for Amtech was $20 million. The Intermec sales decline was caused primarily by weakness in the Direct Store Delivery (DSD) market and sales force disruption as the Company's Intermec subsidiary shifted from a geographic sales orientation to a named-account/vertical marketing structure. As a result, Intermec did not participate in the industry's overall market growth.

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

Integrated Production Systems:    IPS segment revenues for the year ended December 31, 2000 were $855.2 million, a decrease of $81.3 million, or 9% from the prior year. The revenue decline is primarily due to the impact of lower capital spending by domestic automakers and to a lesser extent the impact of currency translation of foreign sales. Related operating profit decreased $42.4 million, or 49%, for the year ended December 31, 2000 compared with the prior year. The IPS operating profit decline was attributed to higher installation and integration costs later in 2000 for the segment's machining systems operations and foreign losses incurred during the first half of 2000 due to unabsorbed costs. Integrated Production Systems backlog decreased from $627.7 million at December 31, 1999 to $448.0 million at December 31, 2000. Backlog at the end of 1999 was at a record high level and included significant multi-year contracts, whereas backlog at December 31, 2000 comprised nearer-term deliveries and reflects the slowing of automotive markets.

Advanced Manufacturing Equipment:    AME revenues decreased $37.7 million, or 13%, to $257.3 million for the year ended December 31, 2000. The decrease in revenues reflected continued weakness in the domestic aerospace-related general machine tool market. The segment reported an operating loss of $6.7 million for the year ended December 31, 2000 compared to operating profit of $5.7 million for the prior year. The loss for 2000 was due primarily to lower domestic sales and backlog levels and the corresponding impact on margins due to unabsorbed fixed costs. In addition, AME recorded $4.8 million in employee severance related expenses in the fourth quarter of 2000. Backlog decreased from $102.5 million at December 31, 1999 to $66.9 million at December 31, 2000.

Costs and Expenses

Cost of sales and service decreased $74.7 million to $1,426.6 million for the year ended December 31, 2000 from $1,501.0 million for the year ended December 31, 1999. Cost of sales as a percentage of sales increased to 77.6% for the year ended December 31, 2000 compared to 71.2% for the prior year. The increase in cost of sales as a percentage of sales was due to the above-mentioned factors contributing to fluctuations in segment operating profit (loss), primarily underabsorbed manufacturing overhead, lower sales volume and fourth quarter 2000 adjustments.

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

Other Income

Other income of $44.7 million represents a one-time gain from the sale of Amtech in June 2000. The Company acquired Amtech in June 1998. The net assets and results of operations for Amtech are not material to the consolidated financial statements for all periods presented.

Foreign Currency Transactions

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency transaction net losses of $2.8 million, $0.0 million and $3.0 million are included in cost of sales and service for the years ended December 31, 2001, 2000 and 1999. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time.

For fiscal year 2001, the Company derived approximately 32% of its revenues from non-U.S. customers. At December 31, 2001, long-lived assets attributable to foreign countries comprised 15% of total assets. As the largest components of these foreign assets are attributable to European nations, primarily the United Kingdom, Germany, and Sweden, the exposure of long-lived assets to foreign currency fluctuations or expropriations is not significant.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $106.8 million at December 31, 2000 to $103.7 million at December 31, 2001. Total debt decreased from $448.9 million at December 31, 2000 to $281.5 million at December 31, 2001. Net debt, defined as total debt less cash and cash equivalents, was reduced to $177.8 million at December 31, 2001 from $342.1 million at December 31, 2000. The $164.3 million decrease in net debt reflects $122.0 million of cash received from the reversion of surplus pension plan assets and $132.8 million of cash flow generated from normal operations, offset by cash used of $90.5 million to terminate the Company's account receivable securitization agreements.

On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the "Revolving Facility") and a $75 million secured term loan (the "Term Loan"). In conjunction with the new facilities, the Company refinanced and terminated its $400 million secured credit facility and related agreements.

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

On March 1, 2002, the financial covenants of the Revolving Facility and Term Loan were amended. Effective for the year 2002, the amendments remove the Fixed Charge Coverage test and add a Free Cash Flow test, as defined in the amendments. The Free Cash Flow test is only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million. Provisions were added, applicable for the remaining term of the Revolving Facility, to maintain Minimum Availability of $30.0 million and remove the Minimum Domestic EBITDA test. Based on projected results of operations, management believes the Company will be in compliance with the financial covenants of its Revolving Facility and Term Loan.

The Term Loan was obtained from a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants, including the March 6, 2002 amendment, contained in the Term Loan are consistent with those in the Revolving Facility.

On September 13, 2001, certain of the Company's U.K. subsidiaries (collectively, the "Borrower") entered into a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility"). The UK Facility matures on September 13, 2003 and may be extended in one-year increments at the discretion of the lender. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

As of December 31, 2001, $73.0 million was outstanding under the Term Loan at an annual interest rate of 13.00%, and no borrowings were outstanding under the Revolving Facility or the UK Facility. As of

December 31, 2001, the Company was in compliance with the financial convenants of each of these agreements.

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in a pension reversion book gain of $114.0 million. After excise taxes, the pension reversion book gain was $75.1 million and is reported as other income in the consolidated statement of operations. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." This transaction will result in a significant change from the historical rate of pension income. The net impact for 2002 is expected to be an approximately $25.0 million reduction in pre-tax earnings.

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. In connection with the Company's refinancing activities, on February 8, 2001, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations will provide adequate funding to meet its expected working capital and capital expenditure requirements for the next twelve months. Projected cash flow from operations are largely based on the Company's revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Credit Facility and the U.K. Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $50.8 million under the Revolving Facility and £13.0 million under the U.K. Facility, each as of March 8, 2002.

Contractual Obligations

The following table summarizes the Company's contractual commitments as of December 31, 2001 (millions of dollars). These commitments are discussed in the indicated Notes to the Company's consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations (Note B)	$281.5		$73.0	$108.5	$100.0
Operating leases (Note D)	90.5	$16.1	20.1	14.3	40.0

Total contractual obligations	$372.0	$16.1	$93.1	$122.8	$140.0

In addition, the Company had aggregate off-balance-sheet guarantees and letter-of-credit reimbursement agreements of $30.0 million at December 31, 2001. These items relate to the Company's performance on operating contracts with customers and generally expire within one year.

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes in the financial condition of the Company's customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventory Obsolescence.    The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

Deferred Tax Assets.    The Company evaluates the likelihood of recovering its deferred tax assets and the adequacy of the related valuation allowance by estimating sources of taxable income and the impact of tax planning strategies. Realization of the Company's deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income.

Goodwill and Long-lived Assets.    The Company evaluates the recoverability of its goodwill and long-lived assets by comparing the carrying value of asset groups to their undiscounted expected future cash flows. If the carrying value exceeds undiscounted expected future cash flows, an impairment loss is recorded to reduce the carrying value to estimated fair value. Fair value is estimated based on discounted expected future cash flows. If management's estimates of expected future cash flows decrease, additional impairment losses could be recorded.

Pensions and Postretirement Benefits.    Accounting for pensions and post-retirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, assumptions about investment returns, discount rates, inflation, mortality, turnover and medical coverage costs are extensively used. Material differences between these assumptions and actual results could positively or negatively impact future results of operations.

Revenue Recognition.    The IPS and AME segments recognize a significant portion of revenue and related profit as work progresses on long-term contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenues and costs. The Company uses this method because reasonably dependable estimates can be made throughout the performance of the contracts. Since financial reporting of these contracts depends on estimates, recognized revenues and profits are subject to increase or decrease as the contract progresses to completion.

Warranties.    The Company records a liability and expense for the estimated cost of product warranties at the time revenue is recognized. These estimates are based primarily on the Company's historical warranty experience rates. Should the actual cost of product warranties differ, warranty liabilities could be adjusted upward or downward.

Contingencies.    The Company assesses its exposure to loss contingencies including environmental, legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142 provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. Goodwill amortization for the year ended December 31, 2001 was $10.9 million.

On January 1, 2002, the Company adopted SFAS 142 and ceased amortization of its goodwill balances. The Company has completed the transitional fair value based impairment test and determined that none of the recorded goodwill was impaired. Fair value was determined based on a discounted cash flow model. SFAS 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified. No reclassification to goodwill was required as of January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of this standard on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements and Risk Factors

The Company cautions readers that included in this annual report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, the Company's ability to meet its working capital and capital expenditure requirements, meet its revenue projections and realize the benefit of cost savings activities, to comply with the financial covenants of its financing agreements, the impact of critical accounting policies and new accounting pronouncements, and the expected impact on pre-tax earnings resulting from reversion of surplus pension assets. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company.

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

Interest Rates:    As of December 31, 2001, the Company's outstanding borrowings comprised $200.0 million in fixed rate debentures, a $73.0 million variable rate Term Loan, and an $8.5 million variable rate industrial revenue bond. In addition, the Company had variable rate facilities with no outstanding borrowings comprised of the Revolving Facility and the U.K. Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $50.8 million under the Revolving Facility and £13.0 million under the U.K. Facility, each as of March 8, 2002. See discussion of the Company's credit facilities under the heading "Liquidity and Capital Resources" in Item 7 of this annual report and in Note C to the Consolidated Financial Statements.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company's borrowings as of December 31, 2001. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowing at December 31, 2001.

Debt	2004	2005	2008	Total	Fair Value
Fixed Rate		$100.0	$100.0	$200.0	$120.0
Interest Rate		6.88%	7.00%
Variable Rate	$73.0	$8.5		$81.5	$81.5
Interest Rate	13.00%	7.00%

Foreign Exchange Rates:    Due to its global operations, the Company's cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 2001, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $161.8 million. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. A hypothetical 10% change in the relevant currency rates at December 31, 2001 would not result in a material gain or loss. Additionally, any change in the value of the contracts, real or hypothetical, should be substantially offset by an inverse change in the value of the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 2002 (the "2002 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at March 8, 2002 and their business experience during the prior five years.

Name	Age	Position with the Company and Principal During Business Affiliations During Past Five Years
Daniel S. Bishop	52
		Senior Vice President, General Counsel and Secretary since May 2001. Served as Senior Vice President and General Counsel from October 1999 to May 2001. Prior thereto, Vice President, General Counsel and Secretary of Paxar Corporation from November 1997 to October 1999. Vice President, Strategic Development, Human Resources, General Counsel and Secretary of Monarch Marking Systems, Inc. from March 1996 to November 1997.
Larry D. Brady	59
		Chairman of the Board, President and Chief Executive Officer since August 2001. Served as President and Chief Executive Officer from September 2000 to August 2001. Prior thereto, President and Chief Operating Officer from August 1999 to September 2000. For prior business experience, see the description of Directors in "Election of Directors" in this 2002 Proxy Statement.
James A. Herrman	58
		Senior Vice President and Group Executive, Industrial Automation Systems Group since May 2000. Prior thereto, Vice President from February 1999 to May 2000. President of the Company's Landis Gardner division from November 1996 to May 2000. Held various positions with the Company's Gardner Machine division since joining the Company in 1989.
Elmer C. Hull, Jr.	45
		Vice President and Treasurer since July 1999. Prior thereto, Treasurer from October 1998 to July 1999. Vice President, Finance, of the Company's North American Grinding and Abrasives operations from July 1995 to October 1998.
Michael E. Keane	46
		Senior Vice President and Chief Financial Officer since October 1997. Prior thereto, Senior Vice President and Chief Financial Officer of Western Atlas from October 1996 to October 1997. Vice President and Treasurer of Western Atlas from March 1994 to September 1996.

Dana M. Kelley	38	Corporate Controller since May 2001 and Assistant Controller from October 1999 to May 2001. Prior thereto, Senior Manager with Deloitte & Touche LLP.
Thomas O. Miller	50
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

ITEM 11. EXECUTIVE COMPENSATION

See the information relating to executive compensation under the captions "Summary Compensation Table," "Stock Option Information," "Change of Control Employment Agreements" and "Retirement Benefits" of the Company's 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership by Certain Beneficial Owners and Management" of the Company's 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information with respect to certain relationships and related transactions under the caption "Incentive Loan Program" of the Company's 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
See listing of financial statements as set forth in Item 8 of this annual report.
	(2)	Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts at page S-1 of this annual report.

All other schedules specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
	(3)	Executive Compensation Plans and Arrangements
Executive compensation plans and arrangements are listed as exhibits 10.6 through 10.36 as set forth in the Index to Exhibits at page E-1 of this annual report.
(b)		Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2001.
(c)		Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNOVA, INC.
/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

March 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ PAUL BANCROFT, III Paul Bancroft, III	Director	March 12, 2002
/s/ LARRY D. BRADY Larry D. Brady	Director, Chairman of the Board, President and Chief Executive Officer	March 12, 2002
/s/ JOSEPH T. CASEY Joseph T. Casey	Director	March 12, 2002
/s/ STEPHEN E. FRANK Stephen E. Frank	Director	March 12, 2002
/s/ CLAIRE W. GARGALLI Claire W. Gargalli	Director	March 12, 2002
/s/ DANA M. KELLEY Dana M. Kelley	Corporate Controller (Chief Accounting Officer)	March 12, 2002
/s/ STEVEN B. SAMPLE Steven B. Sample	Director	March 12, 2002
/s/ WILLIAM D. WALSH William D. Walsh	Director	March 12, 2002

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

The consolidated financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report appears on page F-2.

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

March 6, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
UNOVA, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 6, 2002

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Sales and Service Revenues	$1,528,607	$1,837,821	$2,108,749

Costs and Expenses
Cost of sales and service	1,118,018	1,426,597	1,500,974
Selling, general and administrative	373,764	430,241	454,473
Depreciation and amortization	57,191	67,256	65,974
Interest, net	29,926	30,560	38,015

Total Costs and Expenses	1,578,899	1,954,654	2,059,436

Goodwill Impairment and Special Charges	(316,996)

Other Income	75,104	44,686

Earnings (Loss) before Income Taxes	(292,184)	(72,147)	49,313
Benefit (Provision) for Income Taxes	—	32,345	(19,725)

Net Earnings (Loss)	$(292,184)	$(39,802)	$29,588

Basic Earnings (Loss) per Share	$(5.14)	$(0.71)	$0.54

Diluted Earnings (Loss) per Share	$(5.14)	$(0.71)	$0.54

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$103,714	$106,836
Accounts receivable, net of allowance for doubtful accounts of $16,834 (2001) and $22,694 (2000)	375,883	453,734
Inventories, net of progress billings	189,427	237,487
Deferred tax assets	77,172	79,845
Other current assets	13,099	17,202

Total Current Assets	759,295	895,104
Property, Plant and Equipment, Net	174,136	228,242
Goodwill and Other Intangibles, Net of Accumulated Amortization of $46,002 (2001) and $103,101 (2000)	87,110	369,949
Deferred Tax Assets	101,477	87,698
Other Assets	84,960	139,685

Total Assets	$1,206,978	$1,720,678

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$324,063	$396,506
Payroll and related expenses	100,348	85,340
Notes payable and current portion of long-term obligations		235,372

Total Current Liabilities	424,411	717,218

Long-term Obligations	281,500	213,503

Other Long-term Liabilities	103,093	102,173

Commitments and Contingencies
Shareholders' Investment
Preferred stock; no shares outstanding
Common stock; shares outstanding: 58,064,532 (2001) and 56,793,416 (2000)	581	568
Additional paid-in capital	669,389	660,132
Retained earnings (deficit)	(240,726)	51,458
Accumulated other comprehensive loss- cumulative currency translation adjustment	(31,270)	(24,374)

Total Shareholders' Investment	397,974	687,784

Total Liabilities and Shareholders' Investment	$1,206,978	$1,720,678

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2001	2000	1999
Cash and Cash Equivalents at Beginning of Year	$106,836	$25,239	$17,708

Cash Flows from Operating Activities:
Net earnings (loss)	(292,184)	(39,802)	29,588
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Goodwill impairment and special charges	316,996
Reversion of pension plan assets, net of gain	46,919
Gain on sale of business		(44,686)
Depreciation and amortization	57,191	67,256	65,974
Change in prepaid pension cost	(9,679)	(14,207)	(15,246)
Deferred taxes	(11,382)	(44,754)	(6,065)
Increase (decrease) in accounts receivable sold	(90,500)	(9,500)	100,000
Changes in operating assets and liabilities:
Accounts receivable	158,925	129,907	(36,741)
Inventories	45,611	55,735	24,287
Other current assets	3,802	2,168	(1,019)
Accounts payable and accrued expenses	(64,781)	(106,454)	39,898
Payroll and related expenses	2,969	(8,224)	(12,587)
Other operating activities	5,074	(11,939)	5,688

Net Cash Provided by (Used in) Operating Activities	168,961	(24,500)	193,777

Cash Flows from Investing Activities:
Proceeds from sale of business		88,000
Capital expenditures	(14,726)	(31,629)	(61,149)
Proceeds from sale of property, plant and equipment	9,445	12,092	30,356
Other investing activities	4,302	7,341	12,840

Net Cash Provided by (Used in) Investing Activities	(979)	75,804	(17,953)

Cash Flows from Financing Activities:
Net increase (decrease) in notes payable and revolving facilities	(233,505)	26,041	(174,544)
Proceeds from issuance of Term Loan	75,000
Repayment of long-term obligations	(7,000)
Other financing activities	(5,599)	4,252	6,251

Net Cash Provided by (Used in) Financing Activities	(171,104)	30,293	(168,293)

Resulting Increase (Decrease) in Cash and Cash Equivalents	(3,122)	81,597	7,531

Cash and Cash Equivalents at End of Year	$103,714	$106,836	$25,239

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' INVESTMENT
(thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
Balance, January 1, 1999	$701,425	$549	$645,054	$61,672	$(5,850)

Comprehensive Income:
Net earnings	29,588			29,588
Currency translation adjustment	(6,823)				(6,823)

Comprehensive Income	22,765

Issuances of common stock	7,110	7	7,103

Balance, December 31, 1999	731,300	556	652,157	91,260	(12,673)

Comprehensive Loss:
Net loss	(39,802)			(39,802)
Currency translation adjustment	(11,701)				(11,701)

Comprehensive Loss	(51,503)

Issuances of common stock	7,987	12	7,975

Balance, December 31, 2000	687,784	568	660,132	51,458	(24,374)

Comprehensive Loss:
Net loss	(292,184)			(292,184)
Currency translation adjustment	(6,896)				(6,896)

Comprehensive Loss	(299,080)

Issuances of common stock	9,270	13	9,257

Balance, December 31, 2001	$397,974	$581	$669,389	$(240,726)	$(31,270)

See accompanying notes to consolidated financial statements.

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

General Information.    UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") became an independent public company on October 31, 1997, when all of the UNOVA common stock was distributed to holders of common stock of Western Atlas Inc. ("WAI") in the form of a dividend (the "Distribution"). Every WAI shareholder of record on October 24, 1997 was entitled to receive one share of UNOVA common stock for each WAI share of common stock held.

Nature of Operations.    UNOVA is a global supplier of mobile computing and wireless network products for non-office applications and for manufacturing systems technologies primarily for the automotive and aerospace industries. The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment represents the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"), comprising mobile computing and wireless communication systems products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The IPS segment includes Lamb Machining Systems division, Lamb Body & Assembly Systems division and Landis Grinding Systems division. The IPS segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries. The AME segment represents the Cincinnati Machine division, comprising machining systems and stand-alone machine tools primarily serving the aerospace and manufacturing industries. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business.

Principles of Consolidation.    The consolidated financial statements include the accounts of UNOVA, Inc., its wholly owned subsidiaries and companies in which UNOVA has a controlling interest. Investments in companies over which UNOVA has influence but not a controlling interest are accounted for using the equity method. Equity investments in other companies are carried at cost. All material intercompany transactions have been eliminated. The Company has no significant unconsolidated subsidiaries.

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

Inventories.    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. The Company provides allowances for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions.

Revenue Recognition.    Revenues are generally recognized when products are shipped or as services are performed. Estimated product warranty costs are accrued when revenue is recognized. Long-term contracts, principally within the IPS and AME segments, are accounted for under the percent-

age-of-completion, cost-to-cost method of accounting which requires the Company to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

Research and Development.    Research and development costs are charged to selling, general and administrative expense as incurred. Total expenditures on research and development activities amounted to $66.3 million, $69.7 million and $74.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided for over the estimated useful lives of the related assets.

Income Taxes.    The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates the likelihood of recovering its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies.

Concentrations of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No customer was significant to the Company's revenues in 2001, 2000 or 1999.

Foreign Currencies.    The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the consolidated statements of operations. Currency transaction net losses of $2.8 million, $0.0 million and $3.0 million are included in cost of sales and service for the years are ended December 31, 2001, 2000 and 1999.

Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

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

The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $161.8 million and $75.8 million as of December 31, 2001 and January 1, 2001, respectively, with average durations of less than three months. The fair value of such contracts at both December 31, 2001 and January 1, 2001 was not material. The amount of hedge ineffectiveness for the year ended December 31, 2001 was not material.

Goodwill and Other Intangibles.    For each of the years presented, goodwill is amortized on a straight-line basis over periods ranging from 25 to 40 years. Other intangibles are amortized on a straight-line basis over periods ranging from 4 to 18 years.

Impairment of Long-Lived Assets and Goodwill.    The Company assesses the recoverability of long-lived assets and goodwill when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Environmental Costs.    Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable. Environmental costs were not material for all years presented.

New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 discontinues the pooling-of-interests method for business combinations effective July 1, 2001 and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142 provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. Goodwill amortization for the year ended December 31, 2001 was $10.9 million.

On January 1, 2002, the Company adopted SFAS 142 and ceased amortization of its goodwill balances. The Company has completed the transitional fair value based impairment test and determined that none of the recorded goodwill was impaired. Fair value was determined based on a discounted cash flow model. SFAS 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified. No reclassification to goodwill was required as of January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of this standard on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B: Cash and Cash Equivalents, Debt and Interest

Cash and cash equivalents amounted to $103.7 million and $106.8 million at December 31, 2001 and December 31, 2000, respectively, and consisted mainly of time deposits. Cash and cash equivalents at December 31, 2001 and 2000 include $7.6 million and $1.2 million, respectively, of bank deposits required to be maintained in support of letters of credit and foreign exchange contracts.

Notes payable and long-term obligations consist of the following (thousands of dollars):

	December 31,
	2001	2000
Term Loan, with interest at 13.00% (2001), due 2004	$73,000
$400 million secured credit facility, with interest at 9.25% (2000), due 2001		$215,000
Debentures, with interest at 6.875%, due 2005	100,000	100,000
Debentures, with interest at 7.00%, due 2008	100,000	100,000
Notes payable, with average interest at 7.12% (2000), due 2001		20,192
Industrial revenue bonds, with interest at 7.00% (2001) and average interest of 6.20% (2000), due July 2005	8,500	13,500
Other, with average interest at 7.32% (2000)		183

	281,500	448,875
Less notes payable and current portion of long-term obligations		(235,372)

Long-term obligations	$281,500	$213,503

Long-term obligations at December 31, 2001 mature as follows (thousands of dollars):

Year Ending December 31,
2004	$73,000
2005	108,500
2008	100,000

$281,500

On July 12, 2001, the Company entered into two secured long-term credit facilities with aggregate committed capacity of up to $275 million: a $200 million asset-based revolving credit facility (the "Revolving Facility") and a $75 million secured term loan (the "Term Loan"). In conjunction with the new facilities, the Company refinanced and terminated its $400 million secured credit facility and related agreements.

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

On March 1, 2002, the financial covenants of the Revolving Facility and Term Loan were amended. Effective for the year 2002, the amendments remove the Fixed Charge Coverage test and add a Free Cash Flow test, as defined in the amendments. The Free Cash Flow test is only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million. Provisions were added, applicable for the remaining term of the Revolving Facility, to maintain Minimum Availability of $30.0 million and remove the Minimum Domestic EBITDA test.

The Term Loan was obtained from a syndicate of lenders and is secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments are based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal matures on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants, including the March 6, 2002 amendment, contained in the Term Loan are consistent with those in the Revolving Facility. Unitrin, Inc., a significant shareholder of the Company, has committed to and funded $30.7 million of the Term Loan (See Note J).

On September 13, 2001, certain of the Company's U.K. subsidiaries (collectively, the "Borrower") entered into a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility"). The UK Facility matures on September 13, 2003 and may be extended in one-year increments at the discretion of the lender. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

As of December 31, 2001, $73 million was outstanding under the Term Loan at an annual interest rate of 13.00%, and no borrowings were outstanding under the Revolving Facility or the UK Facility.

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution which issues short-term debt backed by receivables acquired in similar transactions. In connection with the Company's refinancing activities, on February 8, 2001, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash. At December 31, 2000, net proceeds of $90.5 million were reflected as a reduction of accounts receivable on the consolidated balance sheet. Costs associated with the accounts receivable securitization agreements are classified as selling, general and administrative expenses. For the years ended December 31, 2001, 2000 and 1999, such costs were $0.9 million, $7.3 million and $2.8 million, respectively.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes, at a price of 99.867 and $100.0 million of 7.00% ten-year notes, at a price of 99.856. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively.

Net interest expense is composed of the following (thousands of dollars):

	Year Ended December 31,
	2001	2000	1999
Interest expense	$32,877	$33,948	$38,867
Interest income	(2,951)	(3,388)	(852)

Net interest expense	$29,926	$30,560	$38,015

The Company made interest payments of $32.0 million, $34.2 million, and $39.5 million in the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized interest costs for each year presented were not material.

At December 31, 2001 and 2000, the Company's fixed rate debentures had a carrying value of $200.0 million and estimated fair market value of $120.0 and $66.0 million, respectively, based on recent market trade values. The carrying values of the variable rate borrowings, including the Term Loan and industrial revenue bonds, approximate fair value because they bear interest at market rates currently available to the Company. Fair values of the Company's accounts receivable, accounts payable and notes payable approximate their carrying values due to their short-term nature.

The Company also has off-balance-sheet guarantees and letter-of-credit reimbursement agreements primarily related to the Company's performance on contracts with customers totaling a maximum amount of $30.0 million at December 31, 2001. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

Note C: Accounts Receivable and Inventories

Accounts receivable consist of the following (thousands of dollars):

	December 31,
	2001	2000
Trade receivables, net	$219,580	$187,195
Receivables related to long-term contracts
Amounts billed	61,122	93,814
Unbilled costs and accrued profit on progress completed and retentions	95,181	172,725

Accounts receivable, net	$375,883	$453,734

The unbilled costs and retentions at December 31, 2001 are expected to be entirely billed and collected during 2002.

Inventories consist of the following (thousands of dollars):

	December 31,
	2001	2000
Raw materials and work in process	$146,545	$192,359
Finished goods	28,115	21,966
Inventoried costs related to long-term contracts	36,397	49,147
Less progress billings	(21,630)	(25,985)

Inventories, net of progress billings	$189,427	$237,487

Note D: Property, Plant and Equipment

Property, plant and equipment consist of the following (thousands of dollars):

	December 31,
	2001	2000
Property, plant and equipment, at cost
Land	$20,686	$18,319
Buildings and improvements	91,739	100,441
Machinery and equipment	306,762	333,272

	419,187	452,032
Less accumulated depreciation	(245,051)	(223,790)

Net property, plant and equipment	$174,136	$228,242

Depreciation expense was $43.7 million, $49.9 million and $47.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	10-45 years
Building improvements	2-40 years
Machinery and equipment	2-15 years

As of December 31, 2001 and 2000, the Company deferred $7.6 million and $14.1 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 2001 (thousands of dollars):

Year Ending	Operating Leases
2002	$16,128
2003	11,201
2004	8,897
2005	7,616
2006	6,669
Thereafter	40,066

$90,577

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $26.5 million, $33.1 million and $27.1 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Proceeds totaling approximately $6.9 million were received in 2001 from the sale of an operating facility and land, and $6.7 million and $25.5 million were received in 2000 and 1999, respectively, on the sale-leaseback of operating facilities.

Note E: Shareholders' Investment

Capital Stock

At December 31, 2001, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

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

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2001	2000	1999
Weighted average common shares — Basic	56,851,291	55,713,692	55,110,655
Dilutive effect of unvested restricted shares and stock options			8,863

Weighted average shares — Diluted	56,851,291	55,713,692	55,119,518

At December 31, 2001, 2000 and 1999, employees and directors held options to purchase 4,181,560, 7,104,020 and 5,524,700 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. As of December 31, 2001 and 2000, diluted weighted average shares exclude 433,326 and 166,963, respectively, of weighted average unvested restricted shares due to the Company reporting a net loss.

Stock Awards

The UNOVA, Inc. 2001, 1999 and 1997 Stock Incentive Plans (the "Stock Incentive Plans," collectively) provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the Stock Incentive Plans, stock options may not be granted at an exercise price less than the market value of the Company's common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years and expire in ten years.

The Director Stock Option and Fee Plan (the "Director Plan") provides for the grant of stock options to the Company's non-employee directors. Under the Director Plan, stock options are granted annually at an exercise price equal to the market value of the Company's common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their grant.

As of December 31, 2001 there were 3,112,538 shares available for grant under the Company's stock award plans. The following table summarizes changes in options outstanding and exercisable under the Company's stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
December 31, 1998	3,954,750	$18.04	582,700	$18.63
Granted	2,209,000	14.36
Canceled	(190,050)	18.07

December 31, 1999	5,973,700	16.67	1,570,002	18.20
Granted	1,987,500	4.71
Canceled	(857,180)	15.88

December 31, 2000	7,104,020	13.42	2,402,486	17.56

Granted	78,500	4.25
Canceled	(3,000,960)	14.59

December 31, 2001	4,181,560	12.41	2,292,346	15.92

Outstanding stock option data as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$3.52 to $4.35	1,601,500	8.90	$4.18	310,360	$4.19
$5.45 to $7.84	20,400	9.41	5.73	800	7.84
$12.38 to $17.56	1,294,800	6.84	16.30	910,226	16.37
$18.81 to $22.00	1,264,860	5.87	18.94	1,070,960	18.94

	4,181,560	7.35	12.41	2,292,346	15.92

The weighted-average fair values of stock options granted during 2001, 2000 and 1999 were $2.27, $2.37, and $6.33 per option, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.75%, 5.74% and 5.88%; expected life of five years for each year; and expected volatility of 56.48%, 49.39% and 40.07%. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

In August 2001, the Company extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of the Company's common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled, and 317,884 shares of restricted stock were issued under the Company's Stock Incentive Plans. The restricted shares vest over a three year period, with one third of the restricted shares vesting on each of the first three anniversaries of the exchange date. The tender offer resulted in variable accounting for all options subject to the offer until the options are cancelled, exercised or expired. As of December 31, 2001, the Company had outstanding 68,250 options that are subject to the variable method of accounting, which requires the Company to record compensation expense when the market value of the Company's common stock exceeds the exercise price of the option. There was no compensation expense related to these options because the exercise price of the options exceeded market value.

In 2001, 2000 and 1999, the Company granted 438,577, 300,000 and 109,585 shares of restricted stock, respectively, under the provisions of the 1999 and 2001 Stock Incentive Plans. For the years ended December 31, 2001, 2000 and 1999, the restricted stock was issued at a weighted average market value at grant date of $4.45, $7.91 and $12.84 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period. For the years ended December 31, 2001, 2000 and 1999 deferred compensation was $2.2 million, $2.3 million and $1.3 million, respectively. For the years ended December 31, 2001, 2000 and 1999, compensation expense was $1.8 million, $1.4 million and $0.2 million, respectively.

In December 2001, certain officers of the Company made voluntary elections to receive a specific percentage of their 2001 incentive bonus and 2002 base salary in the form of stock options in lieu of cash. Each officer will receive one option per dollar of cash compensation foregone. Options will be granted with an exercise price equal to the market value on the date of grant, fully vested and have a term of five years. The Company expects to issue approximately 625,000 options during 2002 as a result of these elections.

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2001, 2000 and 1999, employees purchased 865,609, 928,312 and 496,450 shares, respectively. The weighted-average fair value of purchase rights granted in 2001, 2000 and 1999 was $1.38 per share, $2.66 per share and $4.42 per share, respectively. The fair values of the stock purchase rights were determined using the following weighted-average assumptions in 2001, 2000, and 1999, respectively; risk-free interest rate of 4.58%, 6.06%, and 4.63%; expected life equal to the applicable offering periods for each year; and expected volatility of 56.48%, 49.39%, and 40.07%. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

Pro Forma Compensation Cost Disclosure

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and diluted earnings (loss) per share for 2001, 2000, and 1999 would have been $(297.3) million and $(5.23), $(47.2) million and $(0.85), and $22.8 million and $0.41, respectively.

Note F: Goodwill Impairment, Special Charges and Other Income

Goodwill Impairment and Special Charges

Goodwill impairment and special charges is composed of the following by reportable segment (thousands of dollars):

Year Ended December 31, 2001
Goodwill and long-lived asset impairment:
ADS Segment	$230,626
AME Segment	25,409
Facilities closures and consolidations:
IPS Segment 2nd Quarter 2001	35,595
IPS Segment 3rd Quarter 2001	1,620
IPS Segment 4th Quarter 2001	7,600
AME Segment 4th Quarter 2001	8,746
ADS Segment 4th Quarter 2001	7,400

Goodwill impairment and special charges	$316,996

Goodwill and Long-Lived Asset Impairment.    In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook. Accordingly, the Company assessed whether these effects resulted in impairment of its goodwill and long-lived assets to be held and used. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values. The estimated fair value of these long-lived assets, including goodwill, was computed based on discounted expected future cash flows from the related operations.

Facilities Closures and Consolidations.    Throughout 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. In connection with these actions, related goodwill and long-lived assets were tested for impairment on a to-be-disposed-of basis. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. These actions resulted in charges for severance, plant closure costs, and impairment of long-lived assets as follows.

During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

During the third quarter of 2001, the IPS segment initiated closure of its underutilized Hebron Kentucky facility. This action, which was substantially complete as of December 31, 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

During the fourth quarter 2001, the IPS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 39 employees totaling $0.9 million and other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of for impairment resulted in property, plant and equipment impairment charges of $4.3 million.

During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is expected to be substantially complete by December 31, 2002, resulted in the accrual of severance costs for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. As of December 31, 2001, amounts paid and charged against these accruals were not material. The related review of long-lived assets to be disposed of for impairment resulted in plant and equipment impairment charges of $5.5 million.

During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility. This action, which is expected to be complete by December 31, 2002, resulted in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. As of December 31, 2001, amounts paid and charged against these accruals were not material.

Other Income

Reversion of Pension Plan Assets: In June of 2001, the Company completed a partial settlement of its U.S. defined pension plan obligations that resulted in a net pre-income tax book gain of $75.1 million. See Note H.

Gain on Sale of Business: In June 2000, the Company sold the ADS segment's Amtech transportation systems operations ("Amtech") and received cash proceeds of approximately $88.0 million. The gain from the sale of Amtech was $44.7 million. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements.

Note G: Income Taxes

Earnings (loss) before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2001	2000	1999
United States	$(296,568)	$(63,972)	$44,113
Other Nations	4,384	(8,175)	5,200

	$(292,184)	$(72,147)	$49,313

Income taxes consist of the following provisions (benefits) (thousands of dollars):

	Year Ended December 31,
	2001	2000	1999
Currently Payable:
U.S. taxes	$2,142	$6,017	$4,964
International taxes	3,519	2,395	3,849

	5,661	8,412	8,813

Deferred:
U.S. taxes	(5,650)	(41,545)	10,336
International taxes	(11)	788	576

	(5,661)	(40,757)	10,912

	$—	$(32,345)	$19,725

Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31, 2001		December 31, 2000
	Asset	Liability	Asset	Liability
Accrued liabilities	$58,947		$50,830
Receivables and inventories	17,210		27,667
Retiree medical benefits	14,510		13,553
Intangibles	6,945		7,215
Tax credit carryforwards	44,192		33,146
Deferred income	3,594		2,836
Net operating loss carryforwards	80,536		99,832
Pensions		$14,202		$31,024
Accelerated depreciation		12,250		16,723
Other items	1,015		1,348

Total before valuation allowance	226,949	26,452	236,427	47,747
Valuation allowance	(21,848)		(21,137)

	$205,101	$26,452	$215,290	$47,747

The Company has available at December 31, 2001 a net operating tax loss carryforward in the United States of approximately $116.5 million that expires in 2020.

The Company has foreign tax credit carryforwards of $4.5 million, general business credit carryforwards of $36.8 million and alternative minimum tax credit carryforwards of $2.8 million at December 31, 2001. The foreign tax credit carryforwards and general business credit carryforwards may offset future tax liabilities in the United States through 2006 and 2021, respectively. The alternative minimum tax credit carryforward, however, can be utilized over an indefinite period.

At December 31, 2001, the Company has foreign net operating tax loss carryforwards of $109.7 million. Valuation allowances of $21.8 million and $21.1 million, as of December 31, 2001 and 2000, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. Included in the valuation allowances as of December 31, 2001 and 2000 is $3.5 million related to acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision (benefit) for income taxes (thousands of dollars):

	Year Ended December 31,
	2001	2000	1999
Tax at U.S. statutory rate	$(102,264)	$(25,251)	$17,260
State income taxes net of federal benefit	340	210	2,998
Nondeductible goodwill	96,386	4,971	4,852
Nondeductible federal excise tax	12,299
Tax credits, extraterritorial income exclusion and FSC benefit	(7,840)	(5,394)	(13,870)
Foreign net earnings taxed at other than U.S. statutory rate	(1,043)	5,199	6,174
Recognition of capital losses		(16,913)
Repatriation of foreign earnings and related taxes	(230)	1,312
Other items	2,352	3,521	2,311

	$—	$(32,345)	$19,725

The Company made net tax payments of $6.1 million, $11.3 million and $13.7 million in the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has not provided income taxes on undistributed earnings of foreign subsidiaries that the Company intends to reinvest permanently outside the United States; the total amount of such earnings was approximately $93 million at December 31, 2001. If remitted, such earnings would not result in any material tax liability in the United States because of available net operating loss carryforwards and foreign tax credits.

Note H: Pension and Other Postretirement Benefit Plans

The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on years of service and salary levels.

There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

The following table sets forth the change in benefit obligations and plan assets of the Company's pension plans and the amounts recognized in the Company's balance sheets (thousands of dollars).

	2001		2000
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$209,884	$114,253	$193,356	$108,162
Service cost	12,667	4,082	12,081	4,717
Interest cost	12,696	7,106	15,035	6,598
Special termination benefits	8,950		4,862
Amendments	318		3,401
Plan participants' contributions	2,038	935	974	1,007
Actuarial loss (gain)	36,568	(6,515)	(7,856)	8,616
Benefits paid	(12,199)	(6,479)	(11,969)	(6,338)
Settlement impact on obligation	(191,063)
Foreign currency translation adjustment		(3,735)		(8,509)

Benefit obligation at end of year	79,859	109,647	209,884	114,253

Change in plan assets:
Fair value of plan assets at beginning of year	572,782	129,317	455,294	127,176
Actual return on plan assets	(85,099)	(21,033)	127,627	16,351
Plan participants' contributions	2,038	935	974	1,007
Employer contributions		1,088		934
Benefits paid	(10,884)	(6,479)	(11,113)	(6,338)
Purchase of annuity contracts	(201,814)
Reversion of surplus plan assets	(175,707)
Foreign currency translation adjustment		(3,827)		(9,813)

Fair value of plan assets at end of year	101,316	100,001	572,782	129,317

Funded status	21,457	(9,646)	362,898	15,064
Unrecognized net actuarial loss (gain)	485	10,009	(280,962)	(14,781)
Unrecognized prior service cost	6,380		6,770
Unrecognized transition asset	(556)	(1,314)	(7,896)	(1,700)

Prepaid (accrued) pension cost	$27,766	$(951)	$80,810	$(1,417)

The preceding table includes prepaid pension cost presented net of pension liabilities for unfunded plans in the U.S. As of December 31, 2001 and 2000, these benefit obligations amounted to $31.5 million and $27.5 million, respectively.

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in pension income of $114.0 million, and a net pre-income tax book gain of $75.1 million after excise taxes. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits."

Actuarial assumptions used for the Company's U.S. defined benefit plans were as follows in 2001, 2000, and 1999, respectively: expected long-term rate of return on plan assets of 9.25% for each year; weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of 7.25%, 7.75%, and 7.50%; and rate of increase in future compensation levels of 4.50% for each year. Actuarial assumptions used for the Company's non-U.S. defined benefit plans, located in the U.K., for each of the years 2001, 2000 and 1999 were as follows: expected long-term rate of return on plan assets of 8.0%, 8.5%, and 8.5%; weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of 6.25%, 6.5% and 6.5%; and assumed rate of increase in future compensation levels of 3.5%, 4.0% and 4.0%, respectively. The Company has an additional defined benefit plan in Germany that covers retirees of an inactive subsidiary. There is no current participation in the plan and plan assets and benefit obligations are immaterial.

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and at December 31, 2001 and 2000, include 31,475 shares of UNOVA common stock. Non-U.S. plan assets consist primarily of equity securities, U.K. government securities, and corporate bonds.

In 2001 and 2000, the Company offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $9.0 million and $4.9 million, respectively. A summary of the components of net periodic pension income for the Company's defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2001		2000		1999
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense (income):
Service cost	$12,667	$4,082	$12,081	$4,717	$9,948	$5,236
Interest cost	12,696	7,106	15,035	6,598	12,989	6,292
Expected return on plan assets	(31,244)	(10,756)	(34,616)	(9,772)	(32,179)	(8,857)
Amortization of prior service cost	708		366		466
Recognized net actuarial gain	(10,750)		(9,195)	(180)	(3,993)
Amortization of transition asset	(1,556)	(272)	(2,477)	(287)	(2,477)	(303)
Special termination benefits	8,950		4,862

	(8,529)	160	(13,944)	1,076	(15,246)	2,368
Settlement gain	(114,013)
Defined contribution plans	4,439	1,309	5,284	1,321	5,808	1,215

Net periodic pension expense (income)	$(118,103)	$1,469	$(8,660)	$2,397	$(9,438)	$3,583

Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets (thousands of dollars).

	December 31,
	2001	2000
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$50,213	$38,651
Service cost	715	932
Interest cost	3,821	2,859
Special termination benefits	2,542	1,501
Actuarial loss	6,397	9,743
Benefits paid	(2,912)	(3,473)

Benefit obligation at end of year	60,776	50,213

Funded status	(60,776)	(50,213)
Unrecognized net actuarial loss	18,241	12,272
Unrecognized transition obligation	1,887	2,030

Accrued postretirement benefit obligation	$(40,648)	$(35,911)

A summary of the Company's net periodic postretirement benefit cost is as follows (thousands of dollars):

	Year Ended December 31,
	2001	2000	1999
Components of net periodic postretirement benefit cost:
Service cost	$715	$932	$928
Interest cost	3,821	2,859	2,785
Recognized actuarial loss and transition obligation	571	143	318
Special termination benefits	2,542	1,501

Net periodic postretirement benefit cost	$7,649	$5,435	$4,031

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7.25%, 7.75%, and 7.50% at December 31, 2001, 2000 and 1999, respectively. The assumed health care cost trend rate for fiscal year 2001 was 11% and is projected to decrease over 15 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $6.1 million, while a one-percentage point decrease results in a decrease of $5.1 million.

Note I: Litigation, Commitments and Contingencies

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Note J: Related Party Transactions

Included in other assets are amounts due from certain Company officers and other executives of $0.9 million and $1.4 million at December 31, 2001 and 2000, respectively.

The Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Rental expense under the provisions of this lease for the years ended December 31, 2001, 2000 and 1999 was $0.4 million, $1.1 million and $0.7 million, respectively.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, and various of its subsidiaries ("Unitrin") participates as a lender in the Term Loan. As of December 31, 2001, Unitrin had committed and funded $30.7 million of the $73.0 million outstanding under the Term Loan. Interest expense associated with amounts funded by Unitrin was $2.0 million for the year ended December 31, 2001 (See Note B).

Note K: Segment Reporting

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. The Company uses operating profit or loss, which is computed by adding net interest expense to earnings or loss before taxes on income, to evaluate performance.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Assets classified as corporate and other amounts consist of cash and cash equivalents, retained interest in securitized trade receivables (applicable for December 31, 2000 only), prepaid pension costs, deferred tax assets relating to net operating loss and tax credit carryforwards and other corporate assets. Activities are primarily product sales oriented. Export sales are not material. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment
(millions of dollars)

				Industrial Automation Systems
	Year Ended December 31,	Automated Data Systems		Systems Integrated Production		Advanced Manufacturing Equipment		Corporate And other Amounts		Total

Revenues	2001	$655		$668		$206				$1,529
	2000	726		855		257				1,838
	1999	877		937		295				2,109
Operating profit (loss)	2001	(253	)(B)	5	(C)	(56	)(D)	$42	(E)	(262)
	2000	(43	)(A)	44		(7)		(36)		(42)
	1999	26		87		6		(32)		87
Capital expenditures	2001	8		4		3		0		15
	2000	20		7		2		3		32
	1999	37		14		5		5		61
Depreciation and amortization expense	2001	30		16		10		1		57
	2000	38		18		10		1		67
	1999	37		18		10		1		66
Total assets at year end	2001	284		486		152		285		1,207
	2000	529		630		195		367		1,721
	1999	644		745		250		265		1,904

(A)
Includes $44.7 million gain on sale of Amtech. (See Note F)
(B)
Includes goodwill impairment and special charges of $238.0 million (See Note F)
(C)
Includes goodwill impairment and special charges of $44.8 million (See Note F)
(D)
Includes goodwill impairment and special charges of $34.2 million (See Note F)
(E)
Includes other income of $75.1 million (See Note F)

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenues.

Operations by Geographic Area
(millions of dollars)

	Year Ended December 31,	United States	Europe	Other	Corporate and Other Amounts	Total
Revenues	2001	$1,044	$311	$174		$1,529
	2000	1,319	313	206		1,838
	1999	1,515	348	246		2,109
Long-lived assets at year end	2001	219	49	17	$163	448
	2000	546	71	8	201	826
	1999	610	72	4	107	793

UNOVA, INC.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	Sales	Gross Profit	Net Earnings (Loss)		Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share	Common Stock Sales Price High/Low
	(millions of dollars, except per share amounts)
Year ended December 31, 2001
First Quarter	$403.0	$101.1	$(10.0)		$(0.18)	$(0.18)	$4.90	$2.64
Second Quarter	411.9	102.2	(2.8	)(A)	(0.05)	(0.05)	6.88	2.15
Third Quarter	358.9	90.5	(250.7	)(B)	(4.39)	(4.39)	6.74	3.60
Fourth Quarter	354.8	89.6	(28.7	)(C)	(0.50)	(0.50)	5.86	3.17
Year ended December 31, 2000
First Quarter	$484.8	$114.0	$(0.5)		$(0.01)	$(0.01)	$14.00	$10.13
Second Quarter	480.2	102.9	16.3	(D)	0.29	0.29	16.13	6.81
Third Quarter	439.5	101.3	(7.3)		(0.13)	(0.13)	8.25	3.25
Fourth Quarter	433.3	62.9	(48.3	)(E)	(0.86)	(0.86)	6.13	3.13

(A)
Includes net gain on reversion of surplus pension plan assets of $75.1 million, goodwill impairment of $31.0 million and special charges of $4.6 million (See Notes F and H).

(B)
Includes charges for goodwill and long-lived asset impairment of $256.0 and special charges of $1.6 million (See Note F).

(C)
Includes special charges of $23.7 million (See Note F).

(D)
In June 2000, the Company recognized a gain of $44.7 million on the sale of a business.

(E)
Includes significant fourth quarter adjustments discussed under the heading "Results of Operations" in Item 7 of this annual report.

The Company's common stock is traded on the New York Stock Exchange and as of February 28, 2002 there were approximately 14,539 holders of record. No cash dividends have been paid. The Company's Revolving Facility and Term Loan place limits on the payment of dividends. See discussion of the Revolving Facility and Term Loan under the heading "Liquidity and Capital Resources" in Item 7 of this annual report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts(A)	Deductions(B)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2001	$22,694	$3,977		$(9,837)	$16,834
Year ended December 31, 2000	20,375	10,577		(8,258)	22,694
Year ended December 31, 1999	24,021	6,711	$1,377	(11,734)	20,375

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
4.2	First Amendment to the Credit Agreement, dated as of March 1, 2002*
4.3
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
4.7	First Amendment to the Loan Agreement, dated as of August 15, 2001, filed as Exhibit 4.6 to the Company's September 30, 2001 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.8	Second Amendment to the Loan Agreement, dated as of March 1, 2002.*
4.9
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
4.10
Stock Pledge Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc. and Intermec Technologies Corporation, as Pledgors, and Special Value Investment Management, LLC, as Agent, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.11
Credit agreement dated September 13, 2001 among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited, and Intermec Technologies U.K. Limited, as Borrowers, filed as Exhibit 4.9 to the Company's September 30, 2001 Quarterly Report on Form 10-Q, and incorporated herein by reference.

4.12
$400,000,000 Credit Agreement dated September 24, 1997, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent (the "$400,000,000 Credit Agreement"), filed on October 1, 1997 as Exhibit 10M to Amendment No. 1 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.13	Amendment No. 1 to the $400,000,000 Credit Agreement, dated January 15, 1998, filed as Exhibit 4.4 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.14	Amendment No. 2 to the $400,000,000 Credit Agreement, dated May 15, 1998, filed as Exhibit 4.7 to the Company's June 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.15
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
4.18
Amendment No. 6 and Waiver to the $400,000,000 Credit Agreement dated November 13, 2000, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.19	Extension of Waiver to the $400,000,000 Credit Agreement dated January 31, 2001, filed as Exhibit 4.8 to the Company's 2000 Annual Report on Form 10-K, and incorporated herein by reference.
4.20
$400,000,000 Amended and Restated Credit Agreement dated as of February 8, 2001, among UNOVA, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.21
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.22
Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.23	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
4.24	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

From time to time other instruments defining the rights of holders of other long-term debt of the Company may not be filed as exhibits because the amount of debt authorized under any such instrument does not exceed 2% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

4.25
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
4.26	Amendment No. 1 to the Transfer and Administration Agreement dated September 15, 1999, filed as Exhibit 4.13 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.27	Amendment No. 2 to the Transfer and Administration Agreement dated December 15, 1999, filed as Exhibit 4.14 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.28
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
4.30
Amendment No. 5 and Waiver to the Transfer and Administration Agreement dated October 20, 2000, filed as Exhibit 4.18 to the Company's September 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.31
Amendment No. 6 and Waiver to the Transfer and Administration Agreement dated December 4, 2000, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.32
Amendment No. 7 and Waiver to the Transfer and Administration Agreement dated January 31, 2001, filed as Exhibit 5 to the Company's Current Report on Form 8-K dated February 8, 2001, and incorporated herein by reference.
4.33	Reconveyance and Release Agreement dated February 8, 2001, filed as Exhibit 4.24 to the Company's March 31, 2001 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.34
Receivables Purchase Agreement dated June 18, 1999, between UNOVA, Inc., as Seller, and KCH Funding, L.L.C., as Purchaser (the "Receivables Purchase Agreement"), filed as Exhibit 4.11 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.35	Amendment No.1 to the Receivable Purchase Agreement dated December 15, 1999, filed as exhibit 4.16 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
4.36
Originator Receivables Purchase Agreement dated June 18, 1999, among UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Sellers, and UNOVA, Inc., as Purchaser, filed as Exhibit 4.12 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
4.37
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

4.39
Pledge Agreement dated November 13, 2000, between UNOVA, Inc. and Morgan Guaranty Trust company of New York, as collateral Agent, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated November 13, 2000, and incorporated herein by reference.
4.40
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
10.4	UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.5	Amendment No. 1 to the UNOVA, Inc. Director Stock Option and Fee Plan filed as Exhibit 10.13 to the Company's September 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.6	Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to UNOVA Officers in fiscal year 2002.*
10.7
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
10.10
Form of Change of Control Employment Agreement with Thomas O. Miller and certain other officers of the Company, filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
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
10.13
Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated September 23, 1998, filed as Exhibit 10.22 to the Company's September 30, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.14
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
10.16
Amendment No. 4 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated July 11, 2000, filed as Exhibit 10.15 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.17
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
10.21	Agreement dated July 31, 2001 related to the Supplemental Executive Retirement Agreement dated as of October 31, 1997, between UNOVA, Inc. and Alton J. Brann.*
10.22
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
10.24
Board resolution dated July 25, 2000 amending the UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.23 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.25
Board resolution dated February 7, 2002, related to the Restoration Plan, Supplemental Executive Retirement Plan, Supplemental Executive Retirement Agreement between UNOVA, Inc. and Larry D. Brady, and change in control employment agreements.*
10.26
Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.
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
10.32
Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.
10.33	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.
10.34	UNOVA, Inc. Group Executive Medical Benefit Plan, filed as Exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, and incorporated herein by reference.
10.35
Letter Offering Employment to Larry D. Brady as President and Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999 ("Brady Employment Offer"), filed as Exhibit 10.32 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.36	Agreement of Amendment dated June 22, 2000, to Brady Employment Offer, filed as Exhibit 10.31 to the Company's June 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.
21	Subsidiaries to the Registrant.*
23	Independent Auditors' Consent.*

*
Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.