Form 10-Q
period 2002-03-31
UNOVA INC
filed 2002-05-13
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4647021 (I.R.S. Employer Identification No.)
21900 Burbank Boulevard Woodland Hills, California www.unova.com (Address of principal executive offices and internet site)	91367-7456 (Zip Code)

Registrant's telephone number, including area code: (818) 992-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

On April 30, 2002 there were 58,105,947 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

		Page Number
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001 (unaudited)	1
	Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (unaudited)	2
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	13
Signature		14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Sales and Service Revenues	$292,381	$403,009

Costs and Expenses
Cost of sales and service	217,366	294,741
Selling, general and administrative	73,942	98,291
Depreciation and amortization	9,002	15,952
Interest, net	5,541	8,661

Total Costs and Expenses	305,851	417,645

Special Charges	(4,688)

Loss before Income Taxes	(18,158)	(14,636)
Benefit for Income Taxes	—	4,684

Net Loss	$(18,158)	$(9,952)

Basic and Diluted Loss per Share	$(0.32)	$(0.18)

Shares Used in Computing Basic Loss per Share	57,547,433	56,472,843
Shares Used in Computing Diluted Loss per Share	57,547,433	56,472,843

See accompanying notes to consolidated financial statements

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$72,644	$103,714
Accounts receivable, net	372,628	375,883
Inventories, net of progress billings	181,560	189,427
Deferred tax assets	73,456	77,172
Other current assets	13,874	13,099

Total Current Assets	714,162	759,295
Property, Plant and Equipment, at Cost	413,574	419,187
Less Accumulated Depreciation	(250,535)	(245,051)

Property, Plant and Equipment, Net	163,039	174,136
Goodwill and Other Intangibles, Net	83,884	87,110
Deferred Tax Assets	101,309	101,477
Other Assets	83,371	84,960

Total Assets	$1,145,765	$1,206,978

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$280,565	$324,063
Payroll and related expenses	95,914	100,348

Total Current Liabilities	376,479	424,411

Long-term Obligations	279,800	281,500

Other Long-term Liabilities	109,692	103,093

Shareholders' Investment
Common stock	581	581
Additional paid-in capital	670,346	669,389
Retained deficit	(258,884)	(240,726)
Accumulated other comprehensive loss— cumulative currency translation adjustment	(32,249)	(31,270)

Total Shareholders' Investment	379,794	397,974

Total Liabilities and Shareholders' Investment	$1,145,765	$1,206,978

See accompanying notes to consolidated financial statements

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash and Cash Equivalents at Beginning of Period	$103,714	$106,836

Cash Flows from Operating Activities:
Net loss	(18,158)	(9,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,002	15,952
Change in prepaid pension costs, net	1,184	(7,840)
Deferred taxes	2,119	(6,581)
Special charges	4,688
Decrease in accounts receivable sold		(90,500)
Changes in operating assets and liabilities:
Accounts receivable	1,585	7,321
Inventories	4,227	9,506
Other current assets	(798)	(619)
Accounts payable and accrued expenses	(39,373)	(47,417)
Payroll and related expenses	(5,360)	2,755
Other long-term liabilities	8,253	4,139
Other operating activities	1,498	205

Net Cash Used in Operating Activities	(31,133)	(123,031)

Cash Flows from Investing Activities:
Capital expenditures	(1,851)	(3,496)
Proceeds from sale of business	1,609
Other investing activities	3,033	2,302

Net Cash Provided by (Used in) Investing Activities	2,791	(1,194)

Cash Flows from Financing Activities:
Net increase in notes payable and revolving facilities		52,890
Repayment of long-term obligations	(1,700)
Other financing activities	(1,028)	57

Net Cash Provided by (Used in) Financing Activities	(2,728)	52,947

Resulting Decrease in Cash and Cash Equivalents	(31,070)	(71,278)

Cash and Cash Equivalents at End of Period	$72,644	$35,558

Supplemental disclosure of cash flow information:
Interest paid	$(9,544)	$(11,881)
Income taxes refunded	$2,123	$1,436

See accompanying notes to consolidated financial statements

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

  UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") is a leading global supplier of mobile computing and wireless network products for non-office applications and of manufacturing systems technologies primarily for the automotive and aerospace industries. The Company is headquartered in Woodland Hills, California and incorporated in the state of Delaware.

  The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.    Inventories, Net of Progress Billings

  Inventories, net of progress billings comprise the following (thousands of dollars):

	March 31, 2002	December 31, 2001
Raw materials and work in process	$171,130	$182,942
Finished goods	27,907	28,115
Less progress billings	(17,477)	(21,630)

Inventories, net of progress billings	$181,560	$189,427

3.    Goodwill and Other Intangibles, Net

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. SFAS 142 became effective for the Company on January 1, 2002, at which time the Company ceased amortizing its goodwill. Additionally, the Company has completed the transitional fair value based impairment test and determined that as of January 1, 2002 none of the recorded goodwill was impaired. Fair value was determined based on a discounted cash flow model.

  As of January 1, 2002, all of the Company's goodwill is allocated to its Integrated Production Systems ("IPS") segment. The changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows (thousands of dollars):

Goodwill:
Balance as of December 31, 2001	$71,362
Amount allocated to sale of business	(2,781)
Foreign currency translation adjustment	(71)

Balance as of March 31, 2002	$68,510

  The following table reconciles net loss and basic and diluted loss per share with adjusted net loss and basic and diluted loss per share, excluding goodwill amortization (thousands of dollars, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(18,158)	$(9,952)
Add back: goodwill amortization, net of tax		3,449

Adjusted net loss	$(18,158)	$(6,503)

Reported basic and diluted loss per share	$(0.32)	$(0.18)
Add back: goodwill amortization, net of tax, per share		0.06

Adjusted basic and diluted loss per share	$(0.32)	$(0.12)

  SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company determined that as of January 1, 2002, the classification and useful lives of identifiable intangible assets continue to be appropriate.

  The gross carrying amount and accumulated amortization of the Company's amortized intangibles are as follows (thousand of dollars):

Intangible Assets:	March 31, 2002	December 31, 2001
Gross carrying amount	$23,114	$23,159
Accumulated amortization	(7,740)	(7,411)

Net	$15,374	$15,748

  Amortization expense on intangible assets for the three months ended March 31, 2002 and 2001 was $0.4 million and $0.7 million, respectively. Estimated amortization expense for the current and succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2002	$1,426
2003	1,426
2004	1,426
2005	1,344
2006	1,100
2007	1,100

4.    Debt and Interest

  The Company maintains three secured long-term credit facilities: a $200 million asset-based revolving credit facility (the "Revolving Facility"), a term loan (the "Term Loan") and a £15.0 million revolving facility and related overdraft facility (collectively, the "UK Facility").

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

  As of March 31, 2002, $71.3 million was outstanding under the Term Loan at an annual interest rate of 13.00% and no borrowings were outstanding under the Revolving Facility or the UK Facility.

  In April 2002, the Company sold its headquarters building in Woodland Hills, California and used $10.0 million of the proceeds to repay a portion of the Term Loan.

  Interest, net comprises the following (thousands of dollars):

	Three Months Ended March 31,
	2002	2001
Interest expense	$6,302	$9,668
Interest income	(761)	(1,007)

Interest, net	$5,541	$8,661

5.    Special Charges and Exit Activities

  In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

  During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is expected to be substantially complete by December 31, 2002, resulted in the accrual of severance costs for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. As of March 31, 2002, amounts paid and charged against these accruals were not material and no employees have been terminated.

  During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. During the three months ended March 31, 2002, $0.8 million in severance costs were paid and charged against the accrual. All other actions under this plan were substantially complete as of March 31, 2002.

6.    Benefit for Income Taxes

  For the three months ended March 31, 2002, the Company provided valuation allowances for its deferred income taxes, principally consisting of net operating loss carryforwards and tax credits, attributable to the 2002 tax year, resulting in a zero benefit for income taxes.

7.    Loss per Share and Shareholders' Investment

  Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

  Shares used for basic and diluted loss per share were computed as follows:

	Three Months Ended March 31,
	2002	2001
Weighted average common shares — Basic	57,547,433	56,472,843
Dilutive effect of unvested restricted shares and stock options

Weighted average shares — Diluted	57,547,433	56,472,843

  At March 31, 2002 and 2001, Company employees and directors held options to purchase 4,018,470 and 6,860,520 shares, respectively, of Company common stock that were antidilutive to the diluted loss per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the three month periods ended March 31, 2002 and 2001, diluted weighted average shares exclude 630,710 and 373,057 weighted average unvested restricted shares, respectively, due to the Company reporting a net loss.

8.    Comprehensive Loss

  The Company's comprehensive loss amounts were computed as follows (thousands of dollars):

	Three Months Ended March 31,
	2002	2001
Net loss	$(18,158)	$(9,952)
Change in equity due to foreign currency translation adjustments	(979)	(8,998)

Comprehensive loss	$(19,137)	$(18,950)

9.    Segment Reporting

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

  Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Assets classified as corporate and other amounts consist of cash and cash equivalents, prepaid pension costs, deferred tax assets relating to net operating loss and tax credit carryforwards and other corporate assets. Activities are primarily product sales oriented. Export sales are not material. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment
(millions of dollars)

			Industrial Automation Systems
	Three Months Ended March 31,
		Automated Data Systems	Integrated Production Systems		Advanced Manufacturing Equipment	Corporate and Other Amounts	Total
Sales and service revenues	2002	$140.3	$120.4		$31.7		$292.4
	2001	170.0	176.6		56.4		403.0
Operating profit (loss)	2002	(0.7)	(1.7	)(a)	(3.0)	$(7.2)	(12.6)
	2001	(5.7)	13.4		(0.5)	(13.2)	(6.0)

(a)	includes $4,688 of special charges (See note 5)

10.    Related Party Transactions

  Included in other assets are amounts due from certain Company officers and other executives of $0.8 million and $0.9 million at March 31, 2002 and December 31, 2001, respectively.

  Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, and various of its subsidiaries (collectively, "Unitrin") participates as a lender in the Term Loan. As of March 31, 2002, Unitrin had committed and funded $29.9 million of the $71.3 million outstanding under the Term Loan. Interest expense associated with amounts funded by Unitrin was $1.0 million for the three months ended March 31, 2002.

  During the three months ended March 31, 2001, the Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Rental expense under the provisions of this lease for the three months ended March 31, 2001 was $0.3 million.

11.    Intellectual Property Settlement

  In May 2002, the Company received compensation as part of a settlement regarding certain of its intellectual properties. While the terms of the settlement are confidential, cash proceeds from the settlement will have a significant, positive impact on the Company's revenues and results of operations for the three months ending June 30, 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. Sales and service revenues and segment operating profit (loss) for the three months ended March 31, 2002 and 2001 were as follows (thousands of dollars):

	Three Months Ended March 31,
	2002	2001
Sales and Service Revenues
Automated Data Systems	$140,325	$170,046
Industrial Automation Systems:
Integrated Production Systems	120,404	176,550
Advanced Manufacturing Equipment	31,652	56,413

Total Sales and Service Revenues	$292,381	$403,009

Segment Operating Profit (Loss)
Automated Data Systems	$(734)	$(5,669)
Industrial Automation Systems:
Integrated Production Systems	2,950 (a)	13,414
Advanced Manufacturing Equipment	(3,022)	(522)

Total Segment Operating Profit (Loss)	$(806)	$7,223

(a)
Excludes special charges of $4.7 million.

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the three months ended March 31, 2002 decreased $110.6 million, or 27%, compared with the corresponding prior year period. Total segment operating loss was $0.8 million for the three months ended March 31, 2002, compared to a segment operating profit of $7.2 million for the corresponding prior year period.

The comparison of segment operating results is impacted by two non-cash items. Effective January 1, 2002, the Company ceased amortization of its goodwill balances in accordance with a newly adopted accounting standard. In addition, the reversion of surplus pension assets to the Company in June 2001 resulted in the elimination of pension income. These items are quantified in the segment discussion that follows.

Automated Data Systems:    ADS segment revenues decreased $29.7 million, or 17%, to $140.3 million for the three month period ended March 31, 2002, compared to $170.0 million for the corresponding prior year period. The decline is primarily due to continued weakness in the ADS segment's markets with 76% of the decline attributable to North America, offset partially by overall market share gains. By product line, the largest percentage decline is attributed to systems and solutions products, followed by printer/media products and service.

For the three month periods ended March 31, 2002 and 2001, ADS reported operating losses of $0.7 million and $5.7 million, respectively. ADS goodwill amortization for the three months ended March 31, 2001 was $2.3 million. Pension income was $0.9 million for the three months ended March 31, 2001, compared to pension expense of $0.1 million for the three months ended March 31, 2002. Despite the decline in revenues, the ADS operating loss was reduced. Cost control initiatives have resulted in gross margins improving by 0.5 percentage points and proportionate reductions in selling, general and administrative expenses.

Integrated Production Systems:    IPS segment revenues decreased $56.1 million, or 32%, to $120.4 million for the three month period ended March 31, 2002 from $176.6 million for the three months ended March 31, 2001. The decline in revenue is due to a continuing global decline in capital spending primarily by the North American automotive industry. Related segment operating profit for the three-month periods ended March 31, 2002 and 2001 was $2.9 million and $13.4 million, respectively. IPS goodwill amortization for the three months ended March 31, 2001 was $1.0 million. Pension income was $7.0 million for the three months ended March 31, 2001, compared to pension expense of $0.1 million for the three months ended March 31, 2002. Excluding the impact of goodwill amortization and pension income, IPS segment operating profit as a percent of sales decreased to 2.6% from 4.2% due to the profit impact of lower factory utilization by its North American machining systems operations.

Backlog for the IPS segment was $229.9 million at March 31, 2002, compared to $276.2 million at December 31, 2001. The continuing backlog decline is primarily attributed to the North American machining systems operations which have been impacted by significant canceled or delayed capital equipment investments by the U.S. automotive industry. The Company believes that a change in this trend will be necessary to enable its customers to introduce new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect revenue improvement for the IPS segment for the remainder of 2002.

Advanced Manufacturing Equipment:    AME segment revenues decreased $24.8 million, or 44%, to $31.7 million for the three months ended March 31, 2002, compared to $56.4 million for the corresponding prior year period. Related segment operating losses were $3.0 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. AME revenues continue a trend of decline driven by weak domestic machine tool markets. Revenues in the first quarter of 2002 were particularly impacted by low order levels in the fall of 2001. The AME segment's manufacturing process is vertically integrated. Consequently, the contributed gross margin from the lower revenue level was insufficient to absorb fixed costs, resulting in the increased operating loss.

Costs and Expenses

Cost of sales and service decreased $77.4 million to $217.4 million for the three months ended March 31, 2002 from $294.7 million for the three months ended March 31, 2001. The decrease in cost of sales and service reflects the lower sales volume offset by the pension income impact of $8.4 million. Cost of sales and service as a percentage of sales increased to 74.3% for the three months ended March 31, 2002 compared to 73.1% for the three months ended March 31, 2001, due primarily to the impact of reduced pension income.

Selling, general and administrative ("SG&A") expenses were $73.9 million for the three months ended March 31, 2002, compared with $98.3 million for the corresponding prior year period. The decrease in SG&A represents operational spending reductions proportionate to the decline in sales and lower corporate expenses due to lower banking fees and headcount reductions.

Depreciation and amortization expense decreased $7.0 million to $9.0 million for the three months ended March 31, 2002 from $16.0 million for the corresponding prior year period. The decrease reflects the impact on depreciation from lower capital expenditures and the elimination of $3.5 million of goodwill amortization.

Net interest expense was $5.5 million and $8.7 million for the three months ended March 31, 2002 and 2001, respectively, reflecting lower average debt during the first quarter of 2002 compared to the same period in 2001.

Special Charges

In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Benefit for Income Taxes

For the three months ended March 31, 2002, the Company provided valuation allowances for its deferred income taxes, principally consisting of net operating loss carryforwards and tax credits, attributable to the 2002 tax year, resulting in a zero benefit for income taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $72.6 million at March 31, 2002 from $103.7 million at December 31, 2001. Total debt decreased to $279.8 million at March 31, 2002 from $281.5 million at December 31, 2001. Net debt, defined as total debt less cash and cash equivalents, increased $29.4 million to $207.2 million at March 31, 2002, compared to $177.8 million at December 31, 2001. The increase in net debt primarily reflects cash used in the normal working capital cycle of the IPS segment.

The Company maintains three secured long-term credit facilities: a $200 million asset-based revolving credit facility (the "Revolving Facility"), a term loan (the "Term Loan") and a £15.0 million revolving facility and related overdraft facility (collectively, the "UK Facility").

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

As of December 31, 2001, $71.3 million was outstanding under the Term Loan at an annual interest rate of 13.00%, and no borrowings were outstanding under the Revolving Facility or the UK Facility. In addition, the Company made no borrowings under the Revolving Facility or the UK Facility during the first quarter of 2002. As of March 31, 2002, the Company was in compliance with the financial covenants of each of these agreements.

In April 2002, the Company sold its headquarters building in Woodland Hills, California and used $10.0 million of the proceeds to repay a portion of the Term Loan.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations will provide adequate funding to meet its expected working capital and capital expenditure requirements for the next twelve months. Projected cash flows from operations are largely based on the Company's revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the U.K. Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $43.7 million under the Revolving Facility and £13.0 million under the U.K. Facility, each as of March 31, 2002.

Contractual Obligations

The Company's contractual commitments as of March 31, 2002 have not changed materially from those disclosed in Item 7 of the Company's 2001 annual report on Form 10-K for the year ended December 31, 2001, except for the aforementioned reduction in the Term Loan.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management's beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements and Risk Factors

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, and the Company's ability to meet its debt covenants and its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide political stability and economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At March 31, 2002, the estimated fair value of the Company's $200 million fixed interest rate debentures was approximately $178.0 million, compared to $120.0 million at December 31, 2001. Estimated fair value is determined by recent market trade values. Management believes that the increase in estimated fair value reflects improvement in the Company's financial position and recent credit agency ratings.

Except as noted in the preceding paragraph, as of March 31, 2002, there have been no material changes in information provided in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2001, which contains a complete discussion of the Company's material exposures to interest rate and foreign exchange rate risks.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
See Exhibit Index included herein on page E-1.

(b)
Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)
By	/s/ MICHAEL E. KEANE
Michael E. Keane Senior Vice President and Chief Financial Officer

May 13, 2002

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
4.2	First Amendment to the Credit Agreement, dated as of March 1, 2002, filed as Exhibit 4.2 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.
4.3
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
4.5
Postclosing Agreement dated as of July 12, 2001, among UNOVA, Inc., and certain of its subsidiaries, as Borrowers, collectively, and Bank of America, N.A., as Agent, filed as Exhibit 10.4 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.6
Loan Agreement dated as of July 12, 2001, among the Lenders named therein, and Special Value Investment Management, LLC as Agent, and UNOVA, Inc. and its subsidiaries party thereto, as Borrowers, filed as Exhibit 10.5 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.7	First Amendment to the Loan Agreement, dated as of August 15, 2001, filed as Exhibit 4.6 to the Company's September 30, 2001 quarterly report on Form 10-Q, and incorporated herein by reference.
4.8	Second Amendment to the Loan Agreement, dated as of March 1, 2002, filed as Exhibit 4.8 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.
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
4.11
Credit agreement dated September 13, 2001, among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited, and Intermec Technologies U.K. Limited, as Borrowers, filed as Exhibit 4.9 to the Company's September 30, 2001 quarterly report on Form 10-Q, and incorporated herein by reference.
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
4.14	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
4.15	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.

From time to time other instruments defining the rights of holders of other long-term debt of the Company may not be filed as exhibits because the amount of debt authorized under any such instrument does not exceed 2% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
10.1
Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.1 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
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
10.6
Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to UNOVA Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.

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

10.21
Agreement dated July 31, 2001, related to the Supplemental Executive Retirement Agreement dated as of October 31, 1997, between UNOVA, Inc. and Alton J. Brann, filed as Exhibit 10.21 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.
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
10.24
Board resolution dated July 25, 2000, amending the UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.23 to the Company's June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.
10.25
Board resolution dated February 7, 2002, related to the Restoration Plan, Supplemental Executive Retirement Plan, Supplemental Executive Retirement Agreement between UNOVA, Inc. and Larry D. Brady, and change in control employment agreements, filed as Exhibit 10.25 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.
10.26
Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.27
Board resolution dated September 24, 1997, establishing the UNOVA, Inc. Incentive Loan Program, filed as Exhibit 10.15 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
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
10.31
UNOVA, Inc. 2001 Stock Incentive Plan, filed as Exhibit B to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.
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

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K