Form 10-Q
period 2002-06-30
UNOVA INC
filed 2002-08-13
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

On July 31, 2002 there were 58,400,154 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Sales and Service Revenues	$647,630	$814,903

Costs and Expenses
Cost of sales and service	455,266	597,531
Selling, general and administrative	151,695	190,180
Depreciation and amortization	17,832	32,140
Interest, net	11,708	17,390

Total Costs and Expenses	636,501	837,241

Goodwill Impairment and Special Charges	(4,688)	(35,595)

Other Income		75,104

Earnings before Income Taxes	6,441	17,171
Provision for Income Taxes	(2,349)	(29,925)

Net Earnings (Loss)	$4,092	$(12,754)

Basic and Diluted Earnings (Loss) per Share	$0.07	$(0.23)

Shares Used in Computing Basic Earnings (Loss) per Share	57,565	56,504
Shares Used in Computing Diluted Earnings (Loss) per Share	58,542	56,504

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Sales and Service Revenues	$355,249	$411,894

Costs and Expenses
Cost of sales and service	237,900	302,790
Selling, general and administrative	77,753	91,889
Depreciation and amortization	8,830	16,188
Interest, net	6,167	8,729

Total Costs and Expenses	330,650	419,596

Goodwill Impairment and Special Charges		(35,595)

Other Income		75,104

Earnings before Income Taxes	24,599	31,807
Provision for Income Taxes	(2,349)	(34,609)

Net Earnings (Loss)	$22,250	$(2,802)

Basic Earnings (Loss) per Share	$0.39	$(0.05)

Diluted Earnings (Loss) per Share	$0.38	$(0.05)

Shares Used in Computing Basic Earnings (Loss) per Share	57,582	56,515
Shares Used in Computing Diluted Earnings (Loss) per Share	58,612	56,515

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$86,804	$103,714
Accounts receivable, net	377,386	375,883
Inventories, net of progress billings	185,407	189,427
Deferred tax assets	69,923	77,172
Other current assets	10,924	13,099

Total Current Assets	730,444	759,295
Property, Plant and Equipment, net of accumulated depreciation of $254,748 (June 30, 2002) and $245,051 (December 31, 2001)	144,831	174,136
Goodwill and Other Intangibles, Net	84,378	87,110
Deferred Tax Assets	106,918	101,477
Other Assets	81,932	84,960

Total Assets	$1,148,503	$1,206,978

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$275,503	$324,063
Payroll and related expenses	95,228	100,348

Total Current Liabilities	370,731	424,411
Long-term Obligations	249,800	281,500
Other Long-term Liabilities	110,118	103,093
Shareholders' Investment
Common stock	584	581
Additional paid-in capital	672,665	669,389
Accumulated deficit	(236,634)	(240,726)
Accumulated other comprehensive loss—cumulative currency translation adjustment	(18,761)	(31,270)

Total Shareholders' Investment	417,854	397,974

Total Liabilities and Shareholders' Investment	$1,148,503	$1,206,978

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash and Cash Equivalents at Beginning of Period	$103,714	$106,836

Cash Flows from Operating Activities:
Net earnings (loss)	4,092	(12,754)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,832	32,140
Change in prepaid pension costs, net	2,728	(13,328)
Deferred taxes	(336)	24,146
Special charges	4,688	4,595
Goodwill impairment		31,000
Decrease in accounts receivable sold		(90,500)
Reversion of pension plan assets, net of gain		46,919
Changes in operating assets and liabilities:
Accounts receivable	8,383	60,024
Inventories	3,720	6,204
Other current assets	2,560	1,000
Accounts payable and accrued expenses	(50,273)	737
Payroll and related expenses	(9,044)	(5,239)
Other long-term liabilities	9,285	(2,540)
Other operating activities	5,576	(1,447)

Net Cash Provided by (Used in) Operating Activities	(789)	80,957

Cash Flows from Investing Activities:
Capital expenditures	(4,478)	(9,739)
Proceeds from sale of property, plant and equipment	15,464	7,769
Proceeds from sale of business	1,609
Other investing activities	2,252	3,237

Net Cash Provided by Investing Activities	14,847	1,267

Cash Flows from Financing Activities:
Net decrease in notes payable and revolving facilities		(108,214)
Repayment of long-term obligations	(31,700)
Other financing activities	732	(1,038)

Net Cash Used in Financing Activities	(30,968)	(109,252)

Resulting Decrease in Cash and Cash Equivalents	(16,910)	(27,028)

Cash and Cash Equivalents at End of Period	$86,804	$79,808

Supplemental disclosure of cash flow information:
Interest paid	$12,774	$19,088
Income taxes paid (refunded)	$487	$(97)

See accompanying notes to consolidated financial statements.

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

  UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") is a leading global supplier of automated data collection systems, wireless networks and mobile computing products for non-office applications and of manufacturing systems technologies primarily for the automotive, aerospace and heavy equipment industries. The Company is headquartered in Woodland Hills, California and incorporated in the state of Delaware.

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

2.    Inventories, Net of Progress Billings

  Inventories, net of progress billings comprise the following (thousands of dollars):

	June 30, 2002	December 31, 2001
Raw materials and work in process	$174,497	$182,942
Finished goods	31,830	28,115
Less progress billings	(20,920)	(21,630)

Inventories, net of progress billings	$185,407	$189,427

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

  As of January 1, 2002, all of the Company's goodwill is allocated to its Integrated Production Systems ("IPS") segment. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (thousands of dollars):

Goodwill:
Balance as of December 31, 2001	$71,362
Amount allocated to sale of business	(2,781)
Foreign currency translation adjustment	636

Balance as of June 30, 2002	$69,217

  The following table sets forth net earnings (loss) and basic and diluted earnings (loss) per share, excluding goodwill amortization (thousands of dollars, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net earnings (loss)
Reported net earnings (loss)	$4,092	$(12,754)	$22,250	$(2,802)
Add back: goodwill amortization, net of tax		6,899		3,450

Adjusted net earnings (loss)	$4,092	$(5,855)	$22,250	$648

Basic earnings (loss) per share
Reported basic earnings (loss) per share	$0.07	$(0.23)	$0.39	$(0.05)
Add back: goodwill amortization, net of tax, per share		0.13		0.07

Adjusted basic earnings (loss) per share	$0.07	$(0.10)	$0.39	$0.02

Diluted earnings (loss) per share
Reported diluted earnings (loss) per share	$0.07	$(0.23)	$0.38	$(0.05)
Add back: goodwill amortization, net of tax, per share		0.13		0.07

Adjusted diluted earnings (loss) per share	$0.07	$(0.10)	$0.38	$0.02

  SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company determined that as of January 1, 2002, the classification and useful lives of identifiable intangible assets continue to be appropriate.

  The gross carrying amount and accumulated amortization of the Company's amortized intangibles are as follows (thousand of dollars):

Other Intangibles:	June 30, 2002	December 31, 2001
Gross carrying amount	$23,557	$23,159
Accumulated amortization	(8,396)	(7,411)

Other intangibles, net	$15,161	$15,748

  Amortization expense on intangible assets for the six and three months ended June 30, 2002 was $0.7 million and $0.4 million, respectively, and was $1.5 million and $0.7 million for the respective corresponding prior year periods. Estimated amortization expense for the current and succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2002	$1,470
2003	1,470
2004	1,470
2005	1,377
2006	1,100
2007	1,100

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

  As of June 30, 2002, $41.3 million was outstanding under the Term Loan at an annual interest rate of 13.0% and no borrowings were outstanding under the Revolving Facility or the UK Facility.

  In July 2002, the Company received cash proceeds from intellectual property settlements (See note 12) and used $20.0 million of the proceeds to repay a portion of the Term Loan.

  Interest, net comprises the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Interest expense	$12,965	$19,285	$6,663	$9,617
Interest income	(1,257)	(1,895)	(496)	(888)

Interest, net	$11,708	$17,390	$6,167	$8,729

5.    Special Charges and Exit Activities

  In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

  During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at

  December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

  During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is now expected to be substantially complete in 2003, resulted in the accrual of severance costs for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. As of June 30, 2002, amounts paid and charged against these accruals were not material and no employees have been terminated.

  During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. During the six months ended June 30, 2002, $1.3 million in severance costs were paid and charged against the accrual. All other actions under this plan were substantially complete as of June 30, 2002.

6.    Other Income

  During the second quarter 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in pension income of $114.0 million, and a net pre-income tax book gain of $75.1 million after excise taxes. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits."

7.    Provision for Income Taxes

  The provision for income taxes for the six and three months ended June 30, 2002 is primarily related to foreign and state taxes, as domestic income taxes are offset by net operating loss carryforwards. The provision for income taxes for the six and three months ended June 30, 2001, reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets.

8.    Earnings (Loss) per Share and Shareholders' Investment

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares—Basic	57,564,816	56,503,995	57,582,087	56,515,196
Dilutive effect of unvested restricted shares and stock options	976,859		1,029,706

Weighted average shares—Diluted	58,541,675	56,503,995	58,611,793	56,515,196

  At June 30, 2002 and 2001, Company employees and directors held options to purchase 4,273,105 and 6,554,340 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the six and three month periods ended June 30, 2001, diluted weighted average shares exclude 368,706 and 364,354 weighted average unvested restricted shares, respectively, due to the Company reporting a net loss.

9.    Comprehensive Earnings (Loss)

  The Company's comprehensive earnings (loss) amounts were computed as follows (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net earnings (loss)	$4,092	$(12,754)	$22,250	$(2,802)
Change in equity due to foreign currency translation adjustments	12,509	(10,904)	13,488	(1,906)

Comprehensive earnings (loss)	$16,601	$(23,658)	$35,738	$(4,708)

10.  Segment Reporting

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

Operations by Business Segment
(millions of dollars)

Industrial Automation Systems
		Automated Data Systems	Integrated Production Systems		Advanced Manufacturing Equipment		Corporate and Other Amounts		Total
Six Months Ended June 30:
Sales and service revenues	2002 2001	$338.3 359.5	$239.4 343.0		$69.9 112.4				$647.6 814.9
Operating profit (loss)	2002 2001	37.2 3.2	4.7 21.2	(a) (b)	(5.7 (5.6	) )	$(13.4 (23.7	) )(c)	22.8 (4.9)
Three Months Ended June 30:
Sales and service revenues	2002 2001	198.0 189.5	119.0 166.4		38.2 56.0				355.2 411.9
Operating profit (loss)	2002 2001	37.9 8.8	1.7 7.8	(b)	(2.7 (5.1	) )	(6.1 (10.5	) )(c)	30.8 1.0

(a)	excludes special charges of $4.7 million (See note 5).
(b)	excludes special charges of $35.6 million (See note 5).
(c)	excludes other income of $75.1 million (See note 6).

11.  Related Party Transactions

  Included in other assets are amounts due from certain Company officers and other executives of $0.6 million and $0.9 million at June 30, 2002 and December 31, 2001, respectively.

  Unitrin, Inc., a significant shareholder of the Company, owning approximately 10% of the Company's outstanding common shares, and various of its subsidiaries (collectively, "Unitrin") participates as a lender in the Term Loan. As of June 30, 2002, Unitrin had committed and funded $17.3 million of the $41.3 million outstanding under the Term Loan. Interest expense associated with amounts funded by Unitrin for the six and three months ended June 30, 2002 was $1.7 and $0.7 million, respectively.

  During the six and three months ended June 30, 2001, the Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Rental expense under the provisions of this lease for the six and three months ended June 30, 2001 was $0.4 million and $0.1 million, respectively. In April 2002, the Company sold the building to an independent buyer.

12.  Intellectual Property Settlements

  During the second quarter 2001, the Company received compensation in relation to a settlement regarding certain of its intellectual property. Additionally, the Company received compensation in relation to another settlement in the second quarter 2002 and two settlements during July 2002, all regarding the same intellectual property. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant, positive impact on the Company's revenues and results of operations for the six and three months ended June 30, 2001 and 2002. Cash proceeds from the July 2002 settlements will also result in a significant, positive impact on the Company's revenues and results of operations for the nine and three months ending September 30, 2002.

13.  Recent Accounting Pronouncements

  In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 64, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS 13,"Accounting for Leases" and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement becomes effective for the Company on January 1, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement becomes effective for the Company on January 1, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. Sales and service revenues and segment operating profit (loss) for the six and three months ended June 30, 2002 and 2001 were as follows (thousands of dollars):

	Six Months Ended June 30,				Three Months Ended June 30,
	2002		2001		2002	2001
Sales and Service Revenues
Automated Data Systems	$338,331		$359,528		$198,006	$189,482
Industrial Automation Systems:
Integrated Production Systems	239,381		342,956		118,977	166,406
Advanced Manufacturing Equipment	69,918		112,419		38,266	56,006

Total Sales and Service Revenues	$647,630		$814,903		$355,249	$411,894

Segment Operating Profit (Loss)
Automated Data Systems	$37,214		$3,168		$37,948	$8,837
Industrial Automation Systems:
Integrated Production Systems	4,696	(a)	21,215	(b)	1,746	7,801	(b)
Advanced Manufacturing Equipment	(5,709)		(5,618)		(2,687)	(5,096)

Total Segment Operating Profit	$36,201		$18,765		$37,007	$11,542

(a)
Excludes special charges of $4,688.
(b)
Excludes goodwill impairment and special charges of $35,595.

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the six months ended June 30, 2002 decreased $167.3 million, or 21%, compared with the corresponding prior year period. Total segment operating profit was $36.2 million for the six months ended June 30, 2002, compared to a segment operating profit of $18.8 million for the corresponding prior year period.

For the three months ended June 30, 2002, total sales and service revenues decreased $56.6 million, or 14%, compared with the corresponding prior year period. Total segment operating profit was $37.0 million for the three months ended June 30, 2002, compared to a segment operating profit of $11.5 million for the corresponding prior year period.

The comparison of segment operating results is impacted by two non-cash items. Effective January 1, 2002, the Company ceased amortization of its goodwill balances in accordance with a newly adopted accounting standard. Amortization of goodwill included in segment operating results was $7.0 million and $3.5 million for the six and three months ended June 30, 2001, respectively. In addition, the reversion of surplus pension assets to the Company in June 2001 resulted in the elimination of pension income. Pension expense of $0.7 million and $0.4 million was included in segment operating results for the six and three month periods ended June 30, 2002, respectively. Pension income of $14.5 million and $6.4 million was included in segment operating results for the corresponding periods in 2001. For the six and three months ended June 30, 2001, pension income of $1.4 million and $0.5 million, respectively, was included in corporate and other operating results.

Automated Data Systems:    ADS segment revenues for the six and three month periods ended June 30, 2002 were $338.3 million and $198.0 million, respectively. This compares to revenues of $359.5 million and $189.5 million for the same periods in 2001. ADS revenues decreased 6% and increased 4% for the six and three month periods ended June 30, 2002, respectively, compared to the corresponding prior year periods. During the second quarter 2001, the Company settled a dispute with Compaq Computer Corporation regarding battery power-management patents. In the second quarter 2002, the Company settled a dispute with Dell Computer Corporation, also regarding battery power-management patents. Accordingly, ADS operating results for the six and three month periods ended June 30, 2002 and 2001 include significant royalty income. The specific terms of these settlements are confidential.

ADS product and service revenues, which exclude intellectual property settlements, for the six and three month periods ended June 30, 2002 decreased by 11% and 4%, respectively, from the corresponding prior year periods. The decline is primarily due to continued weakness in the ADS segment's markets in North America, offset partially by overall market share gains. By product line, the decrease in revenue for the first six months of the year is primarily attributable to the decline in systems and solutions products during the first quarter of 2002 and by a decline in printer/media products during the first half of 2002, compared to the corresponding prior year periods. The decline in product and service revenues during the second quarter of 2002, compared to the same prior year period, was due primarily to printer/media and RFID products.

For the six and three month periods ended June 30, 2002 and 2001, ADS reported operating profits of $37.2 million and $37.9 million, respectively, compared with operating profits of $3.2 million and $8.8 million in the corresponding prior year periods. Cost control initiatives resulted in product and service gross margins improving by three and five percentage points in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. ADS reported similar cost reductions in selling, general and administrative expenses. Goodwill amortization was eliminated in 2002. The six and three months ended June 30, 2001 include goodwill amortization of $4.7 million and $2.3 million, respectively. Pension income was $1.6 million and $0.7 million for the six and three months ended June 30, 2001, respectively, compared to pension expense of $0.2 million and $0.1 million for the same periods in 2002.

Integrated Production Systems:    IPS segment revenues decreased $103.6 million, or 30%, and $47.4 million, or 29% for the six and three month periods ended June 30, 2002, respectively, compared with the corresponding prior year periods. The decline in revenue is due to a continuing global decline in capital spending, primarily by the North American automotive industry. IPS operating profit for the six and three month periods ended June 30, 2002 was $4.7 million and $1.7 million, respectively, compared to $21.2 million and $7.8 million for the same periods in 2001. Goodwill amortization was eliminated in 2002. IPS goodwill amortization for the six and three months ended June 30, 2001 was $1.9 million and $1.0 million, respectively. Pension income was $12.7 million and $5.7 million for the six and three months ended June 30, 2001, respectively, compared to pension expense of $0.3 million and $0.1 million for the same periods in 2002. IPS operating profit for the second quarter 2001 includes charges for inventory write-downs of $2.0 million and receivable allowances of $5.0 million related to the closure of underutilized facilities. Excluding the impact of goodwill amortization and pension income and expense, IPS segment operating margin was 2% for both the six and three month periods ended June 30, 2002 compared to 5% and 6%, respectively, for the same periods in 2001. The decrease in operating margin compared to the corresponding prior year periods is due primarily to the impact of lower factory utilization by the segment's North American machining systems operations.

Backlog for the IPS segment was $200.6 million at June 30, 2002, compared to $276.2 million at December 31, 2001. The continuing backlog decline is primarily due to the North American machining systems operations, which have been impacted by significant canceled or delayed capital equipment investments by the U.S. automotive industry. The Company believes that a change in this trend will be necessary to enable its customers to introduce new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect this trend to improve in the near term, indicating projected lower revenue performance into 2003. The Company will continue its efforts to match the IPS cost structure with projected lower revenue.

Advanced Manufacturing Equipment:    AME segment revenues decreased $42.5 million, or 38%, and $17.7 million, or 32%, for the six and three months ended June 30, 2002, respectively, compared with the corresponding periods in 2001. The segment's revenue decline is driven primarily by weak domestic machine tool markets. AME operating losses were $5.7 million and $2.7 million for the six and three months ended

June 30, 2002, respectively, compared with operating losses of $5.6 million and $5.1 million in the corresponding prior year periods. AME narrowed its operating loss by $2.4 million for the three months ended June 30, 2002 compared to the corresponding prior year period due to the Company's continuing cost reduction programs and ongoing efforts to reduce vertical integration. AME backlog at June 30, 2002 is $58.1 million, compared to $57.7 million at December 31, 2001.

Costs and Expenses

Cost of sales and service decreased $142.2 million, or 24%, from $597.5 million for the six months ended June 30, 2001 to $455.3 million for the same period in 2002 and decreased $64.9 million, or 21%, from $302.8 million for the three months ended June 30, 2001 to $237.9 million for the same period in 2002. The decrease in cost of sales and service for the six month period reflects the lower sales volume in 2002, partially offset by the $16.6 million difference between pension income of $15.9 million in the first half of 2001 compared to pension expense of $0.7 million in the same period of 2002. Cost of sales and service as a percentage of sales decreased to 70.3% and 67.0% for the six and three months ended June 30, 2001 compared to 73.3% and 73.5% for the six and three months ended June 30, 2002, reflecting improved product and service gross margins at ADS and the impact of the intellectual property settlements.

Selling, general and administrative ("SG&A") expenses were $151.7 million and $77.8 million for the six and three months ended June 30, 2002, respectively, compared with SG&A expenses of $190.2 million and $91.9 million for the corresponding prior year period. The decrease in SG&A expenses represents primarily operational spending reductions proportionate to the decline in sales and lower corporate expenses due to headcount reductions and lower banking fees.

Depreciation and amortization expense decreased $14.3 million and $7.4 million for the six and three months ended June 30, 2002, respectively, to $17.8 million and $8.8 million from $32.1 million and $16.2 million for the corresponding prior year periods. Goodwill amortization expense for the six and three months ended June 30, 2001 was $7.0 million and $3.5 million, respectively. Goodwill amortization was eliminated in 2002. The decline in depreciation expense is primarily due to the sale of fixed assets, impairment charges and lower capital expenditures.

Net interest expense was $11.7 million and $6.2 million for the six months and three months ended June 30, 2002, respectively, compared to $17.4 million and $8.7 million for the same periods in 2001. The decrease in interest expense reflects lower average debt during the first half of 2002 compared to the same period in 2001.

Goodwill Impairment and Special Charges

In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented. In June 2001, the IPS segment recorded charges of $31.0 million for goodwill impairment and $4.6 million for severance and facilities closure costs.

Other Income

In June 2001, the Company recorded a net pre-income tax book gain of $75.1 million, after excise taxes, related to the reversion of surplus pension plan assets.

Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2002 is primarily related to foreign and state taxes, as domestic income taxes are offset by net operating loss carryforwards. The provision for income taxes for the six and three months ended June 30, 2001, reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $86.8 million at June 30, 2002 from $103.7 million at December 31, 2001. Total debt decreased to $249.8 million at June 30, 2002 from $281.5 million at December 31, 2001. Net debt, defined as total debt less cash and cash equivalents, decreased $14.8 million to $163.0 million at June 30, 2002, compared to $177.8 million at December 31, 2001. The decrease in net debt reflects proceeds from the sale of the Company's corporate headquarters building and from the intellectual property settlement with Dell Computer Corporation, partially offset by cash used in the normal working capital cycle of the IPS segment.

The Company maintains three secured long-term credit facilities: a $200 million asset-based revolving credit facility (the "Revolving Facility"), a term loan (the "Term Loan") and a £15.0 million revolving facility and related overdraft facility (collectively, the "UK Facility").

On March 1, 2002, the financial covenants of the Revolving Facility and the Term Loan were amended. Effective for the year 2002, the amendments remove the Fixed Charge Coverage test and add a Free Cash Flow test, as defined in the amendments. The Free Cash Flow test is only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million. Provisions were added, applicable for the remaining term of the Revolving Facility, to maintain Minimum Availability of $30.0 million and remove the Minimum Domestic EBITDA test.

As of June 30, 2002, $41.3 million was outstanding under the Term Loan at an annual interest rate of 13.0%. No borrowings were outstanding under the Revolving Facility or the UK Facility. In addition, the Company made no borrowings under the Revolving Facility or the UK Facility during the first half of 2002. As of June 30, 2002, the Company was in compliance with the financial covenants of each of these agreements.

In July 2002, the Company received cash proceeds from two additional intellectual property settlements and used $20.0 million of the proceeds to repay a portion of the Term Loan.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations will provide adequate funding to meet its expected working capital and capital expenditure requirements for the next twelve months. Projected cash flows from operations are largely based on the Company's revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. As of June 30, 2002, the Company had borrowing capacity of $54.9 million under the Revolving Facility, net of outstanding letters of credit and limitations on Minimum Availability, and £13.0 million under the UK Facility, net of outstanding letters of credit.

Contractual Obligations

The Company's contractual commitments as of June 30, 2002 have not changed materially from those disclosed in Item 7 of the Company's 2001 annual report on Form 10-K for the year ended December 31, 2001, except for the aforementioned reduction in the Term Loan.

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

Forward-Looking Statements and Risk Factors

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, and the Company's ability to meet its debt covenants and its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive, aerospace and heavy equipment markets; technological changes and developments; continued ability to exploit its intellectual property; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs; worldwide economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At June 30, 2002, the estimated fair value of the Company's $200 million fixed interest rate debentures was approximately $155.0 million, compared to $120.0 million at December 31, 2001. Estimated fair value is determined by recent market trade values. Management believes that the increase in estimated fair value reflects improvement in the Company's financial position and recent credit agency ratings.

Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate fluctuations.When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. At June 30, 2002 the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $208.1 million, compared to $161.8 million at December 31, 2001.

Except as noted in the preceding paragraphs, as of June 30, 2002, there have been no material changes in information provided in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2001, which contains a complete discussion of the Company's material exposures to interest rate and foreign exchange rate risks.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders, held on May 7, 2002, the following proposals were adopted by the votes indicated:
(a)
	Proposal to reelect two incumbent Class I directors, nominated to serve three-year terms that expire in 2005, as set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 2002 (the "2002 Proxy Statement").
	Director/Nominee	For	Withheld
	Stephen E. Frank	47,752,316	584,996
	Claire W. Gargalli	47,735,344	601,968
(b)	Proposal to approve the UNOVA, Inc. 2002 Director Stock Option and Fee Plan, as set forth in the 2002 Proxy Statement.
	For		43,919,102
	Against		3,300,096
	Abstain		1,118,114
(c)	Proposal to approve certain amendments to the Management Incentive Compensation Plan, as set forth in the 2002 Proxy Statement.
	For		45,564,909
	Against		1,662,146
	Abstain		1,110,257

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	See Exhibit Index included herein on page E-1.
(b)	Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)

By	/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

August 13, 2002

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
10.31
UNOVA, Inc. 2002 Directors Stock Option and Fee Plan, filed as Annex A to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 2002 (the "2002 Proxy Statement"), and incorporated herein by reference.
10.32
Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.
10.33	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.
10.34	Amendment No. 1 to the UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 2002 Proxy Statement, and incorporated herein by reference.
10.35	UNOVA, Inc. Group Executive Medical Benefit Plan, filed as Exhibit 10.37 to the Company's 1999 annual report on Form 10-K, and incorporated herein by reference.

10.36
Letter Offering Employment to Larry D. Brady as President and Chief Operating Officer of UNOVA, Inc., as accepted by Mr. Brady on June 16, 1999 ("Brady Employment Offer"), filed as Exhibit 10.32 to the Company's June 30, 1999 quarterly report on Form 10-Q, and incorporated herein by reference.
10.37	Agreement of Amendment dated June 22, 2000, to Brady Employment Offer, filed as Exhibit 10.31 to the Company's June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated August 13, 2002.*

*
A copy of this exhibit is included in this Quarterly Report of Form 10-Q filed with the Securities Exchange Commission.

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K