Form 10-Q/A
period 2002-06-30
UNOVA INC
filed 2002-08-16
CIK 1044590

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

UNOVA, INC.
INDEX
REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2002

EXPLANATORY NOTE

The registrant (the "Company") is filing this Form 10-Q/A for the period ended June 30, 2002 solely to properly reflect that Unitrin, Inc. continues to own approximately 22% of the Company's outstanding common shares (See note 11). The number of shares owned by Unitrin, Inc., as disclosed in the Company's 2002 Proxy Statement and incorporated by reference in the Company's annual report on Form 10-K for the period ended December 31, 2001, has remained unchanged since the Company's inception.

		Page Number
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Operations Six Months Ended June 30, 2002 and 2001 (unaudited)	1
	Consolidated Statements of Operations Three Months Ended June 30, 2002 and 2001 (unaudited)	2
	Consolidated Balance Sheets June 30, 2002 and December 31, 2001 (unaudited)	3
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2002 and 2001 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Signature		12

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

  The gross carrying amount and accumulated amortization of the Company's amortized intangibles are as follows (thousands of dollars):

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

August 16, 2002

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS