Form 10-Q
period 2002-09-30
UNOVA INC
filed 2002-11-13
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

On October 31, 2002 there were 58,368,522 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Sales and Service Revenues	$977,525	$1,173,803

Costs and Expenses
Cost of sales and service	672,803	858,827
Selling, general and administrative	227,822	272,218
Depreciation and amortization	26,107	46,884
Interest, net	16,636	23,838

Total Costs and Expenses	943,368	1,201,767

Goodwill Impairment and Special Charges	(9,888)	(293,250)

Other Income		75,104

Earnings (Loss) before Income Taxes	24,269	(246,110)
Provision for Income Taxes	(5,866)	(17,355)

Net Earnings (Loss)	$18,403	$(263,465)

Basic Earnings (Loss) per Share	$0.32	$(4.64)

Diluted Earnings (Loss) per Share	$0.31	$(4.64)

Shares Used in Computing Basic Earnings (Loss) per Share	57,713	56,727
Shares Used in Computing Diluted Earnings (Loss) per Share	58,592	56,727

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2002	2001
Sales and Service Revenues	$329,895	$358,900

Costs and Expenses
Cost of sales and service	217,537	261,296
Selling, general and administrative	76,127	82,038
Depreciation and amortization	8,275	14,744
Interest, net	4,928	6,448

Total Costs and Expenses	306,867	364,526

Goodwill Impairment and Special Charges	(5,200)	(257,655)

Earnings (Loss) before Income Taxes	17,828	(263,281)
Benefit (Provision) for Income Taxes	(3,517)	12,570

Net Earnings (Loss)	$14,311	$(250,711)

Basic Earnings (Loss) per Share	$0.25	$(4.39)

Diluted Earnings (Loss) per Share	$0.24	$(4.39)

Shares Used in Computing Basic Earnings (Loss) per Share	58,005	57,167
Shares Used in Computing Diluted Earnings (Loss) per Share	58,687	57,167

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$112,768	$103,714
Accounts receivable, net	352,141	375,883
Inventories, net of progress billings	179,454	189,427
Deferred tax assets	72,562	77,172
Other current assets	6,789	13,099

Total Current Assets	723,714	759,295
Property, Plant and Equipment, net of accumulated depreciation of $259,986 (September 30, 2002) and $245,051 (December 31, 2001)	138,291	174,136
Goodwill and Other Intangibles, Net	83,976	87,110
Deferred Tax Assets	103,528	101,477
Other Assets	82,505	84,960

Total Assets	$1,132,014	$1,206,978

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable and accrued expenses	$255,287	$324,063
Payroll and related expenses	101,584	100,348

Total Current Liabilities	356,871	424,411
Long-term Obligations	228,700	281,500
Other Long-term Liabilities	112,567	103,093
Shareholders' Investment
Common stock	584	581
Additional paid-in capital	673,085	669,389
Accumulated deficit	(222,323)	(240,726)
Accumulated other comprehensive loss— cumulative currency translation adjustment	(17,470)	(31,270)

Total Shareholders' Investment	433,876	397,974

Total Liabilities and Shareholders' Investment	$1,132,014	$1,206,978

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash and Cash Equivalents at Beginning of Period	$103,714	$106,836

Cash Flows from Operating Activities:
Net earnings (loss)	18,403	(263,465)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	26,107	46,884
Change in prepaid pension costs, net	4,269	(15,554)
Deferred taxes	1,434	7,247
Special charges	9,888	6,215
Long-lived asset impairment		287,035
Decrease in accounts receivable sold		(90,500)
Reversion of pension plan assets, net of gain		46,919
Changes in operating assets and liabilities:
Accounts receivable	33,805	86,827
Inventories	9,712	17,100
Other current assets	6,652	2,611
Accounts payable and accrued expenses	(75,772)	(45,559)
Payroll and related expenses	(4,115)	(5,847)
Other long-term liabilities	10,877	(3,909)
Other operating activities	4,802	104

Net Cash Provided by Operating Activities	46,062	76,108

Cash Flows from Investing Activities:
Capital expenditures	(7,043)	(12,294)
Proceeds from sale of property, plant and equipment	17,199	6,714
Proceeds from sale of business	1,609
Other investing activities	3,256	3,821

Net Cash Provided by (Used in) Investing Activities	15,021	(1,759)

Cash Flows from Financing Activities:
Net decrease in notes payable and revolving facilities		(193,683)
Repayment of long-term obligations	(52,800)
Proceeds from issuance of Term Loan		75,000
Other financing activities	771	(6,028)

Net Cash Used in Financing Activities	(52,029)	(124,711)

Resulting Increase (Decrease) in Cash and Cash Equivalents	9,054	(50,362)

Cash and Cash Equivalents at End of Period	$112,768	$56,474

Supplemental disclosure of cash flow information:
Interest paid	$22,275	$28,470
Income taxes paid (refunded)	$(978)	$4,730

See accompanying notes to consolidated financial statements.

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

  The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.    Inventories, Net of Progress Billings

  Inventories, net of progress billings comprise the following (thousands of dollars):

	September 30, 2002	December 31, 2001
Raw materials and work in process	$166,483	$182,942
Finished goods	28,473	28,115
Less progress billings	(15,502)	(21,630)

Inventories, net of progress billings	$179,454	$189,427

3.    Goodwill and Other Intangibles, Net

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. SFAS No. 142 became effective for the Company on January 1, 2002, at which time the Company ceased amortizing its goodwill. Additionally, the Company has completed the transitional fair value based impairment test and determined that as of January 1, 2002 none of the recorded goodwill was impaired. Fair value was determined based on a discounted cash flow model.

  As of January 1, 2002, all of the Company's goodwill is allocated to its Integrated Production Systems ("IPS") segment. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (thousands of dollars):

Goodwill:
Balance as of December 31, 2001	$71,362
Amount allocated to sale of business	(2,781)
Foreign currency translation adjustment	607

Balance as of September 30, 2002	$69,188

  The following table sets forth net earnings (loss) and basic and diluted earnings (loss) per share, excluding goodwill amortization (thousands of dollars, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net earnings (loss)
Reported net earnings (loss)	$18,403	$(263,465)	$14,311	$(250,711)
Add back: goodwill amortization, net of tax		10,083		3,168

Adjusted net earnings (loss)	$18,403	$(253,382)	$14,311	$(247,543)

Basic earnings (loss) per share
Reported basic earnings (loss) per share	$0.32	$(4.64)	$0.25	$(4.39)
Add back: goodwill amortization, net of tax, per share		0.17		0.06

Adjusted basic and diluted earnings (loss) per share	$0.32	$(4.47)	$0.25	$(4.33)

Diluted earnings (loss) per share
Reported diluted earnings (loss) per share	$0.31	$(4.64)	$0.24	$(4.39)
Add back: goodwill amortization, net of tax, per share		0.17		0.06

Adjusted basic and diluted earnings (loss) per share	$0.31	$(4.47)	$0.24	$(4.33)

  SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company determined that as of January 1, 2002, the classification and useful lives of identifiable intangible assets continue to be appropriate.

  The gross carrying amount and accumulated amortization of the Company's amortized intangibles are as follows (thousand of dollars):

	September 30, 2002	December 31, 2001
Other Intangibles:
Gross carrying amount	$23,538	$23,159
Accumulated amortization	(8,750)	(7,411)

Other intangibles, net	$14,788	$15,748

  Amortization expense on intangible assets for the nine and three months ended September 30, 2002 was $1.1 million and $0.4 million, respectively, and was $2.2 million and $0.7 million for the respective corresponding prior year periods. Estimated amortization expense for the current and succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2002	$1,450
2003	1,468
2004	1,468
2005	1,376
2006	1,100
2007	1,100

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

  As of September 30, 2002, $20.2 million was outstanding under the Term Loan at an annual interest rate of 13.0% and no borrowings were outstanding under the Revolving Facility or the UK Facility. The Company had borrowing capacity as of September 30, 2002 of $26.6 million under the Revolving Facility, net of outstanding letters of credit and limitations on Minimum Availability, and £13.0 million under the UK Facility, net of outstanding letters of credit.

  Interest, net comprises the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Interest expense	$18,551	$26,252	$5,586	$6,967
Interest income	(1,915)	(2,414)	(658)	(519)

Interest, net	$16,636	$23,838	$4,928	$6,448

5.    Special Charges and Exit Activities

  Goodwill impairment and special charges comprise the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Goodwill and long-lived asset impairment:
ADS Segment 3rd Quarter 2001		$(230,626)		$(230,626)
AME Segment 3rd Quarter 2001		(25,409)		(25,409)
Facilities closures and consolidations:
Corporate and Other 3rd Quarter 2002	$(5,200)		$(5,200)
IPS Segment 1st Quarter 2002	(4,688)
IPS Segment 3rd Quarter 2001		(1,620)		(1,620)
IPS Segment 2nd Quarter 2001		(35,595)

Goodwill impairment and special charges	$(9,888)	$(293,250)	$(5,200)	$(257,655)

  During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, expected to be substantially complete by June 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million. As of September 30, 2002, amounts paid and charged against these accruals were not material and no employees have been terminated.

  In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

  In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook and accordingly the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write-off the remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values. The estimated fair values of these long-lived assets including goodwill were computed based on discounted expected future cash flows from the related operations.

  During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations. During the third quarter of 2001, the IPS segment initiated closure of an additional facility and consolidation of its operations into other IPS units. This action, which was substantially completed during the fourth quarter of 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

  During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan includes outsourcing certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is now expected to be substantially complete in 2003, resulted in the accrual of severance costs for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. As of September 30, 2002, amounts paid and charged against these accruals were not material and no employees have been terminated.

  During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. All actions under this plan were substantially complete as of September 30, 2002.

  Early in the fourth quarter 2002, the Company initiated a plan to merge Cincinnati Machine, Lamb Technicon Machining Systems and Lamb Technicon Body and Assembly to form a new division, UNOVA Manufacturing Technologies. The Company anticipates merger-related severance, relocation, and other restructuring charges of $27 million to $32 million. The majority of the charges are expected to be recorded in the fourth quarter of 2002 and primarily relate to the reduction of 800 to 900 employees within IAS.

6.    Other Income

  During the second quarter 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in pension income of $114.0 million, and a net pre-income tax book gain of $75.1 million after excise taxes. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

7.    Provision for Income Taxes

  The provision for income taxes for the nine and three months ended September 30, 2002 is primarily related to foreign and state taxes. The Company expects its domestic operations to report a loss for fiscal year 2002 primarily due to the projected restructuring charges, and expects to record a valuation allowance against the resulting deferred tax asset. Accordingly, there is no domestic federal income tax provision or benefit for the nine or three months ended September 30, 2002. The provision for income taxes for the nine months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets. The provision for income taxes for the three months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment.

8.    Earnings (Loss) per Share

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares—Basic	57,713,285	56,727,476	58,005,298	57,167,152
Dilutive effect of unvested restricted shares and stock options	878,610		682,112

Weighted average shares—Diluted	58,591,895	56,727,476	58,687,410	57,167,152

  At September 30, 2002 and 2001, Company employees and directors held options to purchase 4,169,005 and 5,629,821 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the nine and three month periods ended September 30, 2001, diluted weighted average shares exclude 368,707 and 368,710 weighted average unvested restricted shares, respectively, due to the Company reporting a net loss.

9.    Comprehensive Earnings (Loss)

  The Company's comprehensive earnings (loss) amounts were computed as follows (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net earnings (loss)	$18,403	$(263,465)	$14,311	$(250,711)
Change in equity due to foreign currency translation adjustments	13,800	(4,104)	1,291	6,800

Comprehensive earnings (loss)	$32,203	$(267,569)	$15,602	$(243,911)

10.  Segment Reporting

  The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Technicon Machining Systems division, the Lamb Technicon Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. The Company uses operating profit or loss, which is computed by adding net interest expense to earnings or loss before taxes on income, to evaluate performance.

  Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment
(millions of dollars)

				Industrial Automation Systems
		Automated Data Systems		Integrated Production Systems		Advanced Manufacturing Equipment		Corporate and Other Amounts		Total
Nine Months Ended September 30:
Sales and service revenues	2002	$536.8		$335.1		$105.6				$ 977.5
	2001	502.5		510.5		160.8				1,173.8
Operating profit (loss)	2002	77.5		4.2	(a)	(10.9)		$(20.0	)(b)	50.8
	2001	(8.2	)(c)	39.7	(d)	(7.2	)(e)	(28.5	)(f)	(4.2)
Three Months Ended September 30:
Sales and service revenues	2002	198.5		95.7		35.7				329.9
	2001	143.0		167.5		48.4				358.9
Operating profit (loss)	2002	40.3		(0.5)		(5.2)		(6.6	)(b)	28.0
	2001	(11.4	)(c)	18.5	(g)	(1.6	)(e)	(4.8)		0.7

  (a)
  Excludes special charges of $4.7 million (See note 5).
  (b)
  Excludes special charges of $5.2 million (See note 5).
  (c)
  Excludes special charges of $230.6 million (See note 5).
  (d)
  Excludes special charges of $37.2 million (See note 5).
  (e)
  Excludes special charges of $25.4 million (See note 5).
  (f)
  Excludes other income of $75.1 million (See note 6).
  (g)
  Excludes special charges of $1.6 million (See note 5).

11.  Related Party Transactions

  Included in other assets are amounts due from certain Company officers and other executives of $0.6 million and $0.9 million at September 30, 2002 and December 31, 2001, respectively.

  Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, and various of its subsidiaries (collectively, "Unitrin") participates as a lender in the Term Loan. As of September 30, 2002, Unitrin had committed and funded $8.5 million of the $20.2 million outstanding under the Term Loan. Interest expense associated with amounts funded by Unitrin for the nine and three months ended September 30, 2002 was $2.7 million and $0.6 million, respectively.

  During the first half of 2001, the Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Prior to the June 2001 transfer, rental expense under the provisions of this lease was $0.4 million and is included in the nine months ended September 30, 2001. In April 2002, the Company sold the building to an independent buyer.

12.  Intellectual Property Settlements

  During the second quarter 2001, the second quarter 2002, and the third quarter 2002, the company settled intellectual property disputes regarding battery power-management patents. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant, positive impact on the Company's revenues and results of operations for the nine and three months ended September 30, 2002 and for the nine months ended September 30, 2001.

  Early in the fourth quarter 2002, the Company received compensation from an additional settlement, which will result in a significant positive impact on the Company's results of operations for the quarter ended December 31, 2002.

13.  Recent Accounting Pronouncements

  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases" and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement becomes effective for the Company on January 1, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Technicon Machining Systems division, the Lamb Technicon Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. Sales and service revenues and segment operating profit (loss) for the nine and three months ended September 30, 2002 and 2001 were as follows (thousands of dollars):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2002		2001		2002	2001
Sales and Service Revenues
Automated Data Systems	$536,797		$502,472		$198,466	$142,944
Industrial Automation Systems:
Integrated Production Systems	335,071		510,527		95,690	167,571
Advanced Manufacturing Equipment	105,657		160,804		35,739	48,385

Total Sales and Service Revenues	$977,525		$1,173,803		$329,895	$358,900

Segment Operating Profit (Loss)
Automated Data Systems	$77,508		$(8,127	)(a)	$40,294	$(11,295	)(a)
Industrial Automation Systems:
Integrated Production Systems	4,243	(b)	39,707	(c)	(453)	18,492	(d)
Advanced Manufacturing Equipment	(10,911)		(7,239	)(e)	(5,202)	(1,621	)(e)

Total Segment Operating Profit	$70,840		$24,341		$34,639	$5,576

(a)
Excludes special charges of $230,626.
(b)
Excludes special charges of $4,688.
(c)
Excludes special charges of $37,215.
(d)
Excludes special charges of $1,620.
(e)
Excludes special charges of $25,409.

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the nine months ended September 30, 2002 decreased $196.3 million, or 17%, compared with the corresponding prior year period. Total segment operating profit was $70.8 million for the nine months ended September 30, 2002, compared to a segment operating profit of $24.3 million for the corresponding prior year period.

For the three months ended September 30, 2002, total sales and service revenues decreased $29.0 million, or 8%, compared with the corresponding prior year period. Total segment operating profit was $34.6 million for the three months ended September 30, 2002, compared to a segment operating profit of $5.6 million for the corresponding prior year period.

The comparison of segment operating results is impacted by two non-cash items. Effective January 1, 2002, the Company ceased amortization of its goodwill balances in accordance with a newly adopted accounting standard. Amortization of goodwill included in segment operating results was $10.2 million and $3.2 million for the nine and three months ended September 30, 2001, respectively. In addition, the reversion of surplus pension assets to the Company in September 2001 resulted in the elimination of pension income. Pension expense of $1.1 million and $0.4 million was included in segment operating results for the nine and three month periods ended September 30, 2002, respectively. Pension income of $17.4 million and $2.9 million was included in segment operating results for the corresponding periods in 2001. For the nine and three months ended September 30, 2001, pension income of $1.7 million and $0.3 million, respectively, was included in corporate and other operating results.

Automated Data Systems:    ADS segment revenues for the nine and three month periods ended September 30, 2002 were $536.8 million and $198.5 million, respectively. This compares to revenues of $502.5 million and $142.9 million for the same periods in 2001. ADS revenues increased 7% and 39% for the nine and three month periods ended September 30, 2002, respectively, compared to the corresponding prior year periods. During the second quarter 2001, the second quarter 2002, and the third quarter 2002, the Company settled intellectual property disputes regarding battery power-management patents. Accordingly, ADS operating results for the nine and three month periods ended September 30, 2002 and the nine months ended September 30, 2001 include significant royalty income. The specific terms of these settlements are confidential.

Early in the fourth quarter 2002, the Company received compensation from an additional settlement, which will result in a significant positive impact on the Company's results of operations for the quarter, ended December 31, 2002.

Excluding intellectual property settlements, ADS product and service revenues for the nine and three month periods ended September 30, 2002 decreased by 4% and increased by 13%, respectively, compared to the corresponding prior year periods. The decline for the nine-month period is primarily due to continued weakness in the ADS segment's markets in North America, offset partially by overall market share gains. By product line, the decrease in revenue for the first nine months of the year is primarily attributable to a decline in printer/media products. The increase in product and service revenues during the third quarter of 2002, compared to the same prior year period, was due primarily to systems and solutions products and service revenue.

For the nine and three month periods ended September 30, 2002 and 2001, ADS reported operating profits of $77.5 million and $40.3 million, respectively, compared with operating losses of $8.1 million and $11.3 million in the corresponding prior year periods. IP settlements resulted in a significant, positive impact on ADS segment operating profits for the nine and three month periods ended September 30, 2002 and the nine month period ended September 30, 2001. Cost reduction initiatives resulted in product and service gross margins improving by more than three percentage points in both the nine and three month periods ended September 30, 2002, compared to the same periods in 2001. Goodwill amortization was eliminated in 2002. The nine and three months ended September 30, 2001 include goodwill amortization of $10.2 million and $3.2 million, respectively. Pension income was $1.9 million and $0.3 million for the nine and three months ended September 30, 2001, respectively, compared to pension expense of $0.3 million and $0.1 million for the same periods in 2002. Excluding the impact of goodwill amortization, selling, general and administrative expenses improved as a percent of product and service revenue by two and five percentage points for the nine and three months ended September 2002, respectively, compared to the same prior year periods, primarily due to the impact of the cost reduction initiatives.

Integrated Production Systems:    IPS segment revenues decreased $175.5 million, or 34%, and $71.9 million, or 43% for the nine and three month periods ended September 30, 2002, respectively, compared with the corresponding prior year periods. The decrease in revenue is due to a continuing global decline in capital spending, primarily by the North American automotive industry. The IPS segment reported an operating profit of $4.2 million and an operating loss of $0.5 million for the nine and three months ended September 30, 2002, respectively, compared to operating profits of $39.7 million and $18.5 million for the corresponding periods in 2001. Goodwill amortization was eliminated in 2002. IPS goodwill amortization for the nine and three months ended September 30, 2001 was $2.6 million and $0.7 million, respectively. Pension income was $15.5 million and $2.8 million for the nine and three months ended September 30, 2001, respectively, compared to pension expense of $0.4 million and $0.1 million for the same periods in 2002. IPS operating profit for the nine months ended September 30, 2001 includes second quarter charges for inventory write-downs of $2.0 million and receivable allowances of $5.0 million. Excluding the impact of goodwill amortization and pension income and expense, IPS segment operating margin was 1% and (0.3)% for the nine and three month periods ended September 30, 2002, respectively, compared to 5% and 10%, for the same periods in 2001. The decrease in operating margin compared to the corresponding prior year periods is due primarily to the impact of lower factory utilization by the segment's North American machining systems operations.

Backlog for the IPS segment was $189.2 million at September 30, 2002, compared to $276.2 million at December 31, 2001. The continuing backlog decline is primarily due to the North American machining systems operations, which have been impacted by significant canceled or delayed capital equipment investments by the U.S. automotive industry. The Company believes that a change in this trend will be necessary to enable its customers to introduce new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect this trend to improve in the near term, indicating projected lower revenue performance into 2003.

Advanced Manufacturing Equipment:    AME segment revenues decreased $55.1 million, or 34%, and $12.6 million, or 26%, for the nine and three months ended September 30, 2002, respectively, compared with the corresponding periods in 2001. The segment's revenue decline is driven primarily by weak domestic machine tool markets. AME operating losses were $10.9 million and $5.2 million for the nine and three months ended September 30, 2002, respectively, compared with operating losses of $7.2 million and $1.6 million in the corresponding prior year periods. The revenue decline and related reduction in contributed gross margin have resulted in increased operating losses in 2002. AME backlog at September 30, 2002 was $46.8 million, compared to $57.7 million at December 31, 2001.

Early in the fourth quarter 2002, the Company initiated a plan to merge Cincinnati Machine, Lamb Technicon Machining Systems and Lamb Technicon Body and Assembly to form a new division, UNOVA Manufacturing Technologies. The merger is designed to consolidate manufacturing facilities to reduce costs, improve productivity and lower manufacturing absorption requirements. Integrated management, engineering, research and development, and marketing functions are expected to advance the new division's strategic goals while reducing selling, general and administrative expenses.

The Company anticipates merger-related severance, relocation, and other restructuring charges of $27 million to $32 million. The majority of the charges are expected to be recorded in the fourth quarter of 2002 and primarily relate to the reduction of 800 to 900 employees within IAS. Annual cost reductions from the completed merger, excluding one-time costs, are expected to be at least $50 million annually.

Costs and Expenses

Cost of sales and service decreased $186.0 million, or 22%, from $858.8 million for the nine months ended September 30, 2001 to $672.8 million for the same period in 2002 and decreased $43.8 million, or 17%, from $261.3 million for the three months ended September 30, 2001 to $217.5 million for the same period in 2002. The decrease in cost of sales and service for the nine month period reflects the lower sales volume in 2002, partially offset by the $20.2 million difference between pension income of

$19.1 million in the first half of 2001 compared to pension expense of $1.1 million in the same period of 2002. Cost of sales and service as a percentage of sales decreased to 69% and 66% for the nine and three months ended September 30, 2002 compared to 73% for both the nine and three months ended September 30, 2001, reflecting improved product and service gross margins at ADS and the impact of the intellectual property settlements.

Selling, general and administrative ("SG&A") expenses were $227.8 million and $76.1 million for the nine and three months ended September 30, 2002, respectively, compared with SG&A expenses of $272.2 million and $82.0 million for the corresponding prior year period. The decrease in SG&A expenses represents primarily operational spending reductions proportionate to the decline in sales and lower corporate expenses primarily due to headcount reductions and lower banking fees.

Depreciation and amortization expense decreased $20.8 million and $6.4 million for the nine and three months ended September 30, 2002, respectively, to $26.1 million and $8.3 million from $46.9 million and $14.7 million for the corresponding prior year periods. Goodwill amortization expense for the nine and three months ended September 30, 2001 was $10.2 million and $3.2 million, respectively. Goodwill amortization was eliminated in 2002. Depreciation expense decreased primarily due to the sale of fixed assets, impairment charges and lower capital expenditures.

Net interest expense was $16.6 million and $4.9 million for the nine months and three months ended September 30, 2002, respectively, compared to $23.8 million and $6.4 million for the same periods in 2001. The decrease in interest expense reflects primarily lower average debt during 2002 compared to 2001.

Goodwill Impairment and Special Charges

During the third quarter 2002 the Company initiated a plan to relocate its corporate headquarters to its existing Intermec facility in Everett, Washington and recorded a $5.2 million charge for severance and facility closure costs. The Company expects the move to be substantially complete by June 30, 2003.

During the first quarter 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented. In the second quarter 2001, the IPS segment recorded charges of $31.0 million for goodwill impairment and $4.6 million for severance and facilities closure costs. In the third quarter 2001, the IPS segment recorded a charge of $1.6 million for additional severance and facilities closure costs.

In the third quarter 2001, the Company recorded non-cash charges to write off the remaining goodwill associated with its ADS and AME segments of $222.0 million and $15.6 million, respectively. Additional non-cash charges of $8.6 million and $9.8 million were recorded to reduce the book value of ADS and AME property, plant and equipment, respectively, to their estimated fair values.

Other Income

In June 2001, the Company recorded a net pre-income tax book gain of $75.1 million, after excise taxes, related to the reversion of surplus pension plan assets.

Provision for Income Taxes

The provision for income taxes for the nine and three months ended September 30, 2002 is primarily related to foreign and state taxes. The Company expects its domestic operations to report a loss for fiscal year 2002 primarily due to the projected restructuring charges, and expects to record a valuation allowance against the resulting deferred tax asset. Accordingly, there is no domestic federal income tax provision or benefit for the nine or three months ended September 30, 2002. The provision for income taxes for the nine months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment and nondeductible excise taxes relating to the reversion of surplus pension plan assets. The provision for income taxes for the three months ended September 30, 2001 reflects the impact of nondeductible goodwill impairment.

Liquidity and Capital Resources

Cash and cash equivalents increased to $112.8 million at September 30, 2002 from $103.7 million at December 31, 2001. Total debt decreased to $228.7 million at September 30, 2002 from $281.5 million at December 31, 2001. Net debt, defined as total debt less cash and cash equivalents, decreased $61.9 million to $115.9 million at September 30, 2002, compared to $177.8 million at December 31, 2001. The decreases in debt and net debt primarily reflect proceeds from the sale of the Company's corporate headquarters building and from intellectual property settlements, some of which were used to repay a portion of the Term Loan.

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

As of September 30, 2002, $20.2 million was outstanding under the Term Loan at an annual interest rate of 13.0%. No borrowings were outstanding under the Revolving Facility or the UK Facility. In addition, the Company made no borrowings under the Revolving Facility or the UK Facility during the first nine months of 2002. As of September 30, 2002, the Company was in compliance with the financial covenants of each of these agreements.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations and the sale of certain assets will provide adequate funding to meet its expected working capital, capital expenditure and restructuring cost requirements for the next twelve months. Projected cash flows from operations are largely based on the Company's revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. As of September 30, 2002, the Company had borrowing capacity of $26.6 million under the Revolving Facility, net of outstanding letters of credit and limitations on Minimum Availability, and £13.0 million under the UK Facility, net of outstanding letters of credit.

Contractual Obligations

The Company's contractual commitments as of September 30, 2002 have not changed materially from those disclosed in Item 7 of the Company's 2001 annual report on Form 10-K for the year ended December 31, 2001, except for the aforementioned reduction in the Term Loan.

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

Forward-Looking Statements and Risk Factors

The Company cautions readers that included in this quarterly report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's beliefs as well as on assumptions made by and information currently available to management. They include, but are not limited to, statements about demand for the Company's products and services, market outlook, expected costs and cost reductions related to the consolidation of the Company's industrial operations and the relocation of its corporate headquarters, and the Company's ability to meet its debt covenants and its working capital and capital expenditure requirements. Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. Such risk factors include, but are not limited to: fluctuations in the strength of the automotive and aerospace markets; technological changes and developments; continued ability to exploit its intellectual property; the presence of competitors with greater financial and other resources; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and match such operating costs to declining market conditions; the merger of divisions of the Company's industrial operations; worldwide economic conditions; regulatory uncertainties; and operating risks associated with international operations. Any forward-looking statements should be considered in light of these factors, many of which are beyond the Company's ability to control or predict. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At September 30, 2002, the estimated fair value of the Company's $200 million fixed interest rate debentures was approximately $161.0 million, compared to $120.0 million at December 31, 2001. Estimated fair value is determined by recent market trade values. Management believes that the increase in estimated fair value reflects improvement in the Company's financial position and recent credit agency ratings.

Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. At September 30, 2002 the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $285.2 million, compared to $161.8 million at December 31, 2001.

Except as noted in the preceding paragraphs, as of September 30, 2002, there have been no material changes in information provided in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2001, which contains a complete discussion of the Company's material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  See Exhibit Index included herein on page E-1.

  (b)
  Reports on Form 8-K:

    On a Current Report on Form 8-K, filed August 16, 2002, the Company reported that each of the Chief Executive Officer, Larry D. Brady, and Chief Financial Officer, Michael E. Keane, of UNOVA, Inc., submitted to the Securities and Exchange Commission (the "Commission") sworn statements certifying previously filed reports pursuant to Commission Order No. 4-460, and that the Commission has reviewed these statements and confirmed that they are in the form of Exhibit A of the Commission's order.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)

By	/s/ MICHAEL E. KEANE
Michael E. Keane Senior Vice President and Chief Financial Officer

November 13, 2002

UNOVA, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Larry D. Brady, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UNOVA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LARRY D. BRADY
Larry D. Brady Chief Executive Officer

UNOVA, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael E. Keane, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UNOVA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MICHAEL E. KEANE
Michael E. Keane Chief Financial Officer

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
10.30	Amendment of Restricted Stock Agreements, dated as of September 12, 2002.*
10.31
UNOVA, Inc. 2002 Directors Stock Option and Fee Plan filed as Annex A to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 2002 (the "2002 Proxy Statement"), and incorporated herein by reference.
10.32
Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.
10.33	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.
10.34	Amendment No. 1 to the UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 2002 Proxy Statement, and incorporated herein by reference.

10.35	UNOVA, Inc. Group Executive Medical Benefit Plan, filed as Exhibit 10.37 to the Company's 1999 annual report on Form 10-K, and incorporated herein by reference.
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated November 12, 2002.*
99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated November 12, 2002.*

*
Copies of these exhibits are included in this Quarterly Report of Form 10-Q filed with the Securities Exchange Commission.

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K