Form 10-K
period 2002-12-31
UNOVA INC
filed 2003-03-26
CIK 1044590

Use these links to rapidly review the document
UNOVA, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
ITEM 8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /x/    No / /

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $360.5 million. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $6.30.

On February 28, 2003, there were 58,687,296 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on From 10-K is herein incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on May 8, 2003.

UNOVA, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

UNOVA, Inc. and subsidiaries (the "Company" or "UNOVA") is an industrial technologies company providing global customers with solutions for improving their efficiency and productivity. UNOVA is a global supplier of mobile computing and wireless network products for non-office applications and for manufacturing systems technologies primarily for the automotive and aerospace industries. The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly-owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. In the fourth quarter 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity UNOVA Manufacturing Technologies ("UMT"). For the years ended December 31, 2002, 2001 and 2000, UNOVA reported revenues of $1,313.2 million, $1,528.6 million and $1,837.8 million, respectively.

The Company is a Delaware corporation and its headquarters are located in Woodland Hills, California. UNOVA's corporate headquarters are moving to Everett, Washington, where it will be co-located with the Company's Intermec operations by July of 2003. The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. on October 31, 1997.

See Note N to the consolidated financial statements for financial information by reportable segment and by geographical area.

The Company's website address is www.unova.com. The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with the SEC.

Products and Services

Automated Data Systems Segment

Intermec products and services include rugged mobile computing solutions and automated data collection systems for field, on-premises and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS's rugged and robust systems, solutions and services enable Intermec's customers to more efficiently and effectively manage their supply chains and fulfillment activities. ADS accounted for 57%, 43% and 40% of the Company's consolidated revenues in 2002, 2001 and 2000, respectively.

Major Intermec offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio; and internationally in the United Kingdom, the Netherlands, Sweden and France.

Scanners and Data Collection Systems:    Intermec develops bar code scanning and data collection products used primarily by non-office workers such as warehouse, delivery, manufacturing and other employees who operate outside the typical office environment. Product applications include work force automation; tracking of work in process and finished goods inventory through manufacturing, distribution and other commercial operations; and total asset visibility and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. The information collected, managed and exchanged by workers in these applications is often the most critical and the most susceptible to errors or omissions due to illegible handwriting, inaccurate keystrokes, or overlooked transactions. The ability to efficiently capture and wirelessly transmit information in real time means more streamlined business processes. Automating these business processes is key to consistent customer service and fulfillment execution. In addition, Intermec technologies are increasingly used for automating information exchange within supply chains and facilitating shipment and fulfillment of orders. Intermec's scanning and data collection products include rugged wireless handheld computers and terminals, wand scanners, imagers, linear and area imagers incorporating active pixel technology, and badge and laser scanners. These products are able to read or collect data and move that data directly into standard ERP (enterprise resource planning), WMS (warehouse management systems) and other business applications. Intermec also manufactures a large number of industrial handheld terminals for use in warehouses and industrial environments.

Intermec is a leader in the production of next generation item-tracking technology called RFID (radio frequency identification). Intermec markets a complete range of RFID tags, readers and related equipment, and services under the Intellitag trade name. RFID wirelessly communicates important product information between a tracking device, called an interrogator, and inexpensive "tags" comprising a computer chip and its antenna encased in a protective covering. RFID tags are programmed to contain identification, serial numbers, history and other attributes. Certain RFID tags, such as Intermec's Intellitag, contain read/write memory to allow updates and tag reuse. Unlike laser scanned bar codes, Intermec's RFID tags do not require "line of sight" to be read. As many as 40 Intellitag RFID tags can be read simultaneously at distances up to 10 feet. Companies have expressed interest in using RFID technology as a tool to track pallets and individual items through their entire supply chain or as an access security application. Intermec is working through alliances and with other companies to broaden customer access and create standards support.

Enterprise Wireless Networks Products & Services:    Intermec is a market leader in developing wireless Local Area Network ("LAN") software, systems and services. It was among the first companies to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. Starting in the early 1980s, Intermec installed digital communication between mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering ("IEEE") promulgated a new standard for high-speed network communication via wireless radio signal. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices. In the years since the standard was established, several large network equipment vendors have begun selling 802.11b wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports.

Intermec's core customers in the industrial and warehousing markets purchase the Company's wireless systems primarily because these systems are easier to implement and administer than competitive brands. Further, Intermec has a long history of success serving these markets. Finally, customers in these markets recognize that the Company's systems are rugged and reliable, and that reliability will prevent failures and downtime in the customer's operation. Intermec supports all major radio technologies, including synthesized UHF, 900 MHz, 802.11b, 802.11a and Bluetooth. Radio independence allows customers to choose the most efficient radio technology for their facilities. This freedom resolves data rate, transmission speed and range issues and creates a reliable communications environment. Intermec is a member of the Wireless Ethernet Compatibility Alliance ("WECA") initiative, which provides open standards for wireless networking. Intermec's new MobileLAN® system allows customers to migrate from today's 802.11b technology to tomorrow's 802.11a, while preserving much of the current wireless infrastructure. The MobileLAN access™ 2106 access point is the first to include the 802.11a high data rate standard—a five-fold increase over 802.11b data rate speeds—allowing deployment of multimedia and other high-bandwidth applications. Intermec also created wireless LAN products that specifically address the security needs of its customers. Based on IEEE 802.11i and 802.1x security standards, MobileLAN secure™ is an integrated security solution for wireless LANs that builds standards-based security capabilities into all components of the wireless LAN, including access points, authentication server software and network interface cards. Intermec's tiered wireless access point product line cost-effectively addresses diverse wireless applications found in an enterprise—both in and out of the office.

Mobile Computing Solutions:    Intermec is a leader in delivering automated solutions comprising ruggedized hand-held and truck-mounted mobile computing systems and local area and wide-area wireless and wired data communication systems. Intermec also develops and delivers handheld computer application software for designated markets and applications as well as communication and server systems to integrate the information into customers' enterprise management systems. Data capture devices and specialized peripherals and printer solutions are a part of the provided solution. To assist with the automation of business processes, Intermec provides extensive professional services, such as installation, maintenance, site security and systems integration. Intermec's comprehensive line of hand-held and vehicle-mounted computers combine Microsoft Windows®, Windows® CE and Pocket PC® capability with scanning and IP (Internet Protocol) based data communication abilities.

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

Intermec offers mobile computing application software that provides work force automation, customer level sales ordering, pricing and forecasting and account settlement. Other software products manage workforce automation and order dispatching, total field asset visibility, real-time proof of delivery and other critical customer information. The Company has approximately 20 years of experience in developing both hardware and software for mobile computing in the direct store delivery, or DSD market. This experience gives the Company insights that it believes are essential in developing and producing successful product offerings in other mobile computing markets such as field service and logistics operators.

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

Intermec's media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. Intermec's media products emphasize service and value-added technologies, such as the design and manufacture of specialized labels to meet customer requirements for extreme environments, including clean rooms, chemical baths and high humidity.

Technologies/Trends: Intermec is consistently broadening the application of wireless networking, data capture and mobile computing by developing or integrating new technologies into its products. Recent examples include the following:

  •
  new high-speed wireless networking products such as 802.11a wireless LAN technology,

  •
  incorporation of GPRS wide-area wireless technologies into Pocket PC devices,

  •
  new high performance rugged Windows CE and Pocket PC based computers,

  •
  short-range radio systems such as "Bluetooth,"

  •
  low-cost, miniature linear image scan engines and new devices that use the Internet to simplify the management of wireless networks.

Intermec continues to invest in and develop standards-based, low-cost RFID products for supply chain applications such as source tagging, shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. Intermec has also developed a complete range of products based on its RFID technology, comprising labels, printers and scanners. A prominent industry organization serving the automotive sector has approved a new standard for RFID that is based upon certain of the Company's communications protocols for RFID. These standards manage communications between a host computer and an RFID tag. This new global standard is expected to be used in systems that will allow tire manufacturers and auto companies to track individual tires as they are manufactured, distributed and installed on new cars and trucks manufactured in North America. Intermec plans to offer its new technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

Industrial Automation Systems

Industrial Automation Systems is a leading producer of value-added manufacturing technologies, products and services that span the production cycle from process engineering and design to systems integration, including comprehensive life cycle support. The Integrated Production Systems segment serves primarily the global automotive, off-road vehicle and diesel engine industries. The Advanced Manufacturing Equipment segment serves in the aerospace, industrial components, heavy equipment and general job shop markets.

The Company's IAS operations comprise the following divisions: Lamb Machining Systems, Lamb Body & Assembly Systems, Landis Grinding Systems and Cincinnati Machine. In October 2002, the Company announced plans to combine the business operations of Lamb Machining Systems, Lamb Body & Assembly Systems and Cincinnati Machine into the new operating entity Unova Manufacturing Technologies ("UMT"), to reduce costs, streamline decision-making and maximize efficiency. This new division will be headquartered in the greater Detroit area and will share engineering, administrative and manufacturing resources. Cincinnati Machine's high-tech aerospace machining and composites business and after-market Cincinnati Plus™ services operations will be moved to a UNOVA-owned facility in nearby Hebron, Kentucky, in order to maintain critical skills while reducing the high fixed costs associated with the current facility. Management believes this structure creates new opportunities that were unavailable to the separate organizations and offers customers more comprehensive products and services.

Major IAS offices and production facilities are located in Illinois, Michigan, Ohio and Pennsylvania; and internationally in Canada, the United Kingdom and Germany.

Integrated Production Systems Segment

To create an integrated manufacturing solution, many of the segment's products and systems are sold in combination, including metal cutting solutions, precision grinding machines or assembly and testing systems. By working closely with customers, especially in the product design and engineering phase, IPS is able to design manufacturing processes that reduce capital requirements, lower lifecycle costs, eliminate costly shop floor programming and improve productivity by reducing downtime during operations.

Major industrial manufacturers use one or more of IPS's dedicated and flexible/modular systems to make the following products: powertrain components' such as engine blocks, heads, connecting rods, camshafts and crankshafts as well as transmission parts and chassis components (steering knuckles, rear-axle housings and brake calipers); and automotive and truck welding and assembly systems.

Metal Cutting:    Manufacturing solutions designed and integrated by Lamb Machining Systems range from stand-alone machines for light-duty, general-purpose metalworking, to complete, turnkey manufacturing solutions for high-variety or high-volume metal cutting operations. Product lines include machining centers, non-synchronous, ring- or dial-transfer systems for low-volume requirements; modular, flexible systems for medium-volume production requirements; and dedicated modular transfer lines for high-volume production. Through its Assembly and Test Systems operations, Lamb Machining Systems also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries. Metal cutting products and services accounted for 17%, 23% and 27% of the Company's consolidated revenues in 2002, 2001 and 2000, respectively.

Precision Grinding and Abrasives:    Landis Grinding Systems is an innovator of cylindrical grinding products and processes that improve accuracy and reliability in critical mechanical parts. For example, precision-ground camshafts and cam lobes for internal combustion engines translate into improved engine durability and performance, with lower emissions and better fuel economies. Precision-ground air compressor pistons result in lower friction and energy consumption in air conditioning systems. Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bearings and other state-of-the-art grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials also has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics. Precision Grinding and Abrasives accounted for 12%, 14% and 12% of the Company's consolidated revenues in 2002, 2001 and 2000, respectively.

Auto Body Assembly Systems:    Lamb Body & Assembly Systems designs and integrates automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. Proprietary processes have been developed specifically to assemble doors, hoods and trunk lids, which historically represent the most critical "fit and finish" manufacturing parts of car bodies. Using 3-D computer simulations, Lamb Body & Assembly Systems has established one of the broadest process and tool design capabilities in the industry. Tool design and advanced process/product development are now linked into the product engineering process, reducing costs and risks for automotive customers long before their programs move into the capital investment stage. Body and Assembly Systems accounted for 4%, 7% and 7% of the Company's consolidated revenues in 2002, 2001and 2000, respectively.

Advanced Manufacturing Equipment Segment

The Company's AME segment offers CNC machine tools, such as turning centers, vertical and horizontal machining centers, 5-axis and 5-sided machining centers, flexible machining cells, multi-spindle profilers, routers, high-speed, linear motor machines and automated composites processing systems. The AME segment serves all key segments in industrial manufacturing, holding its largest market share in the aerospace sector which utilizes high-speed, extremely accurate equipment for the production of aluminum and composite components of all sizes and shapes for the production of commercial, defense and space aircraft. As part of the UMT merger, the AME segment will join production of horizontal machining centers and cells with that of Lamb's similar product lines and move its remaining operation to a smaller, more operationally-efficient facility in Hebron, Kentucky that will serve as its production headquarters for aerospace solutions. Cincinnati Plus™, AME's comprehensive life cycle support program, will be expanded to offer Lamb customers more products including service parts, unit repair and exchange, field service, training, machine certification, preventive maintenance programs and complete rebuild/retrofit packages. Acquired in October of 1998, Advanced Manufacturing Equipment accounted for 11%, 13% and 14% of the Company's consolidated revenues in 2002, 2001 and 2000, respectively.

Technologies/Trends:    The IAS businesses continue to develop manufacturing technologies to broaden product offerings and respond to manufacturers' needs for complete productivity solutions rather than simply equipment. New machining centers and systems have been introduced responding to the automotive and aerospace customers' needs to lower costs, improve productivity and reduce inventories. Management believes IAS will continue to lead in providing manufacturing solutions for emerging technologies, such as compact graphite iron (CGI) in the automotive industry and composites in the aerospace industry.

Business Strategy

The Company's strategy is to develop products, processes and services that help improve productivity and efficiency in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications. All the Company's businesses offer single products as well as integrated solutions to their customers. Future growth in these businesses is expected to result from expansion of the Company's existing operations and customer base.

Automated Data Systems Segment

In the ADS market, potential customers seek to improve their control of labor, inventory and sales and distribution costs to become more efficient within their markets. The integration of Internet e-commerce and real-time information driven by the increasing demand for more efficient and effective fulfillment systems has created increased opportunities and demand for technologies that improve levels of service and responsiveness.

Warehouses and logistics operations already rely on wireless networks and handheld and mobile computers to transmit inventory data to central host computers. When information is updated in real time, companies have greater visibility to their current business operations, avoiding inventory shortages and improving customer service by providing more accurate shipping and delivery information. As competition places more pressure on companies for faster operational performance, they typically upgrade their supply chain "execution" technologies to improve financial measures, such as inventory and asset turnover, and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

The Company plans to emphasize its product development and market activities in the areas of wireless communications, mobile computers and technologies for supply-chain execution to capitalize on expected strong demand and long-term overall market growth.

Industrial Automation Systems

Industrial Automation Systems, headquartered in the greater Detroit area, combines the engineering, manufacturing and business system infrastructure of two of the machine tool industry's most respected manufacturers—Cincinnati Machine and Lamb. In conjunction with the well-known Landis Grinding Systems operation, the Company offers technology-driven solutions that add value and productivity to the global manufacturing market.

For the IAS businesses, the Company plans to continue developing its existing customer base by seeking a greater role in customer projects by structuring itself to offer customers more comprehensive solutions to their manufacturing needs. The ongoing development of the Company's systems and solutions offerings will depend primarily on the application of new technologies and products to support its position in this technology-driven market. The Company believes it has the necessary technical expertise to achieve this goal.

In recent years, cost-cutting and low corporate profits in the automotive and aerospace industries have changed the Company's relationships with its customers. The customers have expressed a long-term strategy of consolidating their supplier base, favoring those companies that demonstrate superior engineering expertise, global integration, and the ability to manage and service large-scale projects. These market-driven changes also have forced many smaller competitors to withdraw from the market or to reduce their participation. The Company has made a number of organizational changes and believes those actions have positioned it to take advantage of these trends. Further, automakers and aircraft producers have announced plans to outsource the production of many major components to third-party suppliers. These third-party part suppliers, representing new customers to IAS, are interested in partnering with well-established suppliers offering cost-effective, value-added solutions.

Lamb recently established alliances with Asian and European machine tool partners to expand its customer base and access incremental sales opportunities among Asian and "transplant" automotive original equipment manufacturers ("OEMs") and their suppliers. To date, Lamb has entered into five such partnerships that have generated incremental revenue and favorable bidding activities. Management believes these alliance agreements will continue to be a useful strategy to access business previously unavailable to the Company.

Under terms of the alliance agreements, Lamb offers its value-added process and design knowledge while partners provide both lower cost sources of manufacturing systems and a style of machine tool preferred by primarily Asian and transplant automotive OEMs and their suppliers. Lamb also provides installation engineering and maintenance services within North America, skills and local-market capabilities that are valued by the target customers.

Markets and Customers

Automated Data Systems Segment

The automated data systems market is extensive because it represents technologies that can be utilized by a company of any size. Market growth is driven by the global need for technologies and solutions that improve quality, productivity and cost efficiency in business and government, particularly through logistics automation, supply chain execution, ERP and e-commerce solutions. Worldwide market coverage is accomplished through a dedicated sales and service organization in conjunction with value-added distributors, resellers and independent software vendors ("ISVs"). These partners extend Intermec coverage into broader applications and allow Intermec to cost-effectively penetrate and grow the small and mid-sized business in core markets.

Through its application of technologies in the manufacturing, consumer goods, warehouse-distribution, transportation, retail (including direct store and destination delivery), health care, government, security and field services markets, ADS maintains a strong position in the global AIDC (Automated Information and Data Collection) market.

ADS sells and services its products through multiple sales and distribution channels: a direct field sales force that concentrates on large or complex systems sales, premier value-added resellers that offer applications-specific solutions, alliances with major systems integrators and enterprise computing companies and distributors who provide value-added services to the smaller ISV's and resellers. ADS's direct sales organization serves customers from offices throughout the Americas and Europe and in some selected countries outside these regions. Indirect sales channels include long-time preferred and non-exclusive relationships with value-added distributors and master resellers.

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

Industrial Automation Systems

The Company participates in the automotive, aerospace and general manufacturing markets. Investments by automotive customers are driven by model changes, competitive pressures, government regulations such as emission and fuel efficiency standards, and the customers' own internal spending cycles. Investments by aerospace customers are primarily driven by commercial and defense aircraft new product development programs. Investments in diesel engine manufacturing are influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer for heavy and light trucks and utility vehicles. The automotive, aerospace and general machine tool markets tend to be cyclical and dependent on manufacturing capacity utilization rates or significant increases in productivity.

A substantial part of the IPS segment's total revenue is currently generated by worldwide automotive and diesel engine industry purchases of automated manufacturing systems, including integrated machining, body welding and assembly and precision grinding systems. U.S. and Canadian auto and auto-related manufacturers currently account for the majority of IPS sales. The passenger car and light truck industries continue to represent this division's largest market and business from diesel engine manufacturers has grown in recent years. The remainder of sales represents products manufactured and sold in Europe and those exported from the Company's production facilities, mostly for installation in Latin America and Asia.

The AME segment serves the worldwide general machining market, with a strong foundation in the aerospace industry through its relationships with the major OEMs involved with new aircraft programs. The aerospace industry has been in a deep decline in recent years, and the commercial sector has been most severely affected. Generally, new aircraft programs in the commercial, defense and space sectors of the global aerospace market are dependent upon superior manufacturing techniques. Weight and cost reduction continue to be key considerations for aerospace manufacturers. AME's new multi-axis, multi-spindle and multi-tasking equipment address these key considerations by significantly improving the production of large, high-precision, monolithic components.

The Company believes that future growth in IAS will be dependent on its ability to market its full range of products and services to its current customer base and to expand into other industrial manufacturing markets. This strategy is supported by the Company's global management structure that provides for unified marketing and product support of each primary business on a global basis.

Revenues for both segments within IAS are influenced by the capital investment plans of customers. These plans are typically strategic and long-range, driven by customers' competitive product issues as well as environmental issues related to compliance with emissions. Typically, short-term business cycles, such as monthly product sales, do not permanently interrupt capital investment decisions of major automotive customers. However, periods of economic uncertainty such as the current environment in North America can cause customer decision-makers to slow the pace of capital equipment orders as they assess their strategic direction.

Recent major customers include the following companies: U.S.-based Boeing Corporation, Briggs & Stratton, Caterpillar, Cummins, DaimlerChrysler, Department of the Navy, Ford, General Motors, Navistar, Northrop Grumman, Parker Hannifin, and Raytheon; and Western Europe-based Airbus España, Alenia Aerospasio, Bombardier Shorts Brothers, BMW, British Aerospace, DaimlerChrysler, Fiat, Ford/Jaguar, Peugeot, Renault, Volkswagen, Volvo and the European subsidiaries of the large U.S. manufacturers. The Company has also won major equipment contracts for the "transplant" manufacturing facilities of foreign automakers, including both European and Japanese, and also serves the automotive components manufacturing market.

Competition

Strong competition exists in both the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based primarily on delivery, price, technology, capability, productivity, reliability and service.

Automated Data Systems Segment

The market for AIDC/mobile computing systems is largely fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. The other major participant is Symbol Technologies, which acquired Telxon in 2000. Intermec also faces strong competition for single product lines from specialized suppliers, like Zebra, for printers.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand-held systems for route accounting applications. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol and Teklogix. Consumer personal digital assistants (PDAs) from suppliers such as Palm, Handspring, Hewlett Packard and Dell are potential competitors for certain non-mission-critical, light-duty enterprise computing applications. Companies such as Cisco and Entersys compete in the wireless network business. On the printer side, Intermec faces competition from Zebra, Datamax and many others, depending on the geographic area.

Intermec competes primarily on the basis of its technology: integrated solutions, open-systems architecture, networking and communications expertise, applications software and value-added service. Other attributes, such as level of sales and support services, and product functionality, performance, ruggedness and overall quality, are important for market success.

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

In the body welding and assembly systems market, the Company is faced with competitors that are involved in a broad range of assembly equipment and other competitors that provide "niche" machines. Primary competitors include PICO (Comau), Valiant and Utica in North America; Thyssen, FFT, Kuka and Comau in Europe.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are the foreign companies Koyo and Toyoda in Japan; the Schleifring Group and Junker in Germany; and Giustina in Italy.

In each of its different product markets, Advanced Manufacturing Equipment faces separate competitors. Major competitors are as follows: Ingersoll Milling (North America), Henry Line (Canada) and Forrest Line (France) in aerospace systems; Makino and Mazak (both Japan) in horizontal systems; and Fadal/Thyssen (North America), Haas (North America), Okuma (Japan) and Mori Seiki (Japan) in the market for lower-end vertical machining and turning centers or "value" machines.

Research and Development

Company-wide expenditures on research and development activities amounted to $53.4 million, $66.3 million and $69.7 million, substantially all of which was sponsored by the Company, in the years ended December 31, 2002, 2001 and 2000, respectively.

Patents and Trademarks

Over a period of years, the Company has secured a large number of patents, trademarks and copyrights relating to its technology and manufactured products. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof. In December 2002, the Company assigned approximately 150 of the 800 patents in its portfolio to Broadcom, Inc. The contract of assignment contained a license grant back to UNOVA to continue using all assigned patents in the production and sale of the Company's products. The Company believes this assignment to Broadcom will not have a material effect on the Company's business.

Seasonality; Backlog

Sales backlog was $299 million, $386 million and $581 million at December 31, 2002, 2001 and 2000, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segments. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

Employees

At December 31, 2002, the Company had 5,828 full-time employees, of which 2,643 are engaged in the ADS segment, 2,135 in the IPS segment, 1,005 in the AME segment and 45 in corporate and shared services.

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

Raw Materials

The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. In general, raw materials used are available from numerous alternative sources. As is customary for its industry, the Company's ADS segment at various times enters into certain single-source component part supply agreements. Management believes these agreements will be renewed or alternative sources are available in the ordinary course of business.

ITEM 2. PROPERTIES

The Company's executive offices, in leased premises, are presently at 21900 Burbank Boulevard, Woodland Hills, California. Its principal plants and offices have an aggregate floor area of approximately 5,063,841 square feet, of which 4,244,040 square feet (84%) are located in the United States, and 819,801 square feet (16%) are located outside of the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows (in square feet):

Automated Data Systems	678,671
Integrated Production Systems	2,722,136
Advanced Manufacturing Equipment	1,630,720
Corporate	32,314

5,063,841

Approximately 3,888,607 square feet (77%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 18 locations in the following states (in square feet):

State
Ohio	1,524,708
Michigan	1,067,125
Pennsylvania	495,662
Illinois	361,060
Washington	327,000
Iowa	185,288
Kentucky	152,483
Other states	130,714

4,244,040

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low sales prices of the Company's common stock, by quarter, in the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,
	2002		2001
	High	Low	High	Low
First Quarter	$8.04	$4.95	$4.90	$2.64
Second Quarter	8.10	6.04	6.88	2.15
Third Quarter	6.35	4.51	6.74	3.60
Fourth Quarter	6.81	4.30	5.86	3.17

The Company's common stock is traded on the New York Stock Exchange under the ticker symbol "UNA," and as of February 7, 2003, there were approximately 14,137 holders of record. No cash dividends have been paid since the Company's inception. The Company's Revolving Facility places limits on the payment of dividends. See discussion of the Revolving Facility under the heading "Liquidity and Capital Resources" in Item 7 of this annual report.

See the information with respect to securities authorized for issuance under the Company's equity compensation plans under Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

UNOVA, INC.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(millions of dollars, except per share data)
Operating Results:(A)
Sales and Service Revenues	$1,313.2	$1,528.6	$1,837.8	$2,108.7	$1,662.7
Operating Costs and Expenses
Cost of sales and service	898.7	1,118.0	1,426.6	1,501.0	1,110.8
Selling, general and administrative	317.1	373.8	430.2	454.4	383.7
Depreciation and amortization	34.6	57.2	67.3	66.0	57.0
Goodwill impairment and special charges(B)	34.6	317.0

Total Operating Costs and Expenses	1,285.0	1,866.0	1,924.1	2,021.4	1,551.5

Operating Income (Expense)	28.2	(337.4)	(86.3)	87.3	111.2
Interest Expense, Net	(20.6)	(29.9)	(30.5)	(38.0)	(25.7)
Other Income(B)		75.1	44.7		31.5

Earnings (Loss) before Income Taxes	7.6	(292.2)	(72.1)	49.3	117.0
Benefit (Provision) for Income Taxes	(5.2)	—	32.3	(19.7)	(47.3)

Net Earnings (Loss)	$2.4	$(292.2)	$(39.8)	$29.6	$69.7

Basic Earnings (Loss) per Share	$0.04	$(5.14)	$(0.71)	$0.54	$1.28
Diluted Earnings (Loss) per Share	$0.04	$(5.14)	$(0.71)	$0.54	$1.27
Shares used for Basic Earnings (Loss) per Share	57,821	56,851	55,714	55,111	54,620
Shares used for Diluted Earnings (Loss) per Share	58,614	56,851	55,714	55,120	54,703
Financial Position (at end of year):(A)
Total Assets	$1,124.8	$1,207.0	$1,720.7	$1,903.5	$1,979.2
Notes Payable and Current Portion of Long-term Obligations	$—	$—	$235.4	$64.0	$237.3
Long-term Obligations	$224.7	$281.5	$213.5	$365.4	$366.5
Working Capital	$386.8	$350.1	$196.3	$453.4	$386.5
Current Ratio	2.1	1.9	1.3	1.7	1.5
Total Debt as a Percentage of Total Capitalization	35%	41%	39%	37%	46%

(A)
Reflects the acquisitions of Amtech (July 1998) and Cincinnati Machine (October 1998) and the disposition of Amtech (June 2000).

(B)
Information related to goodwill impairment and special charges and other income is included in Notes G and H to the consolidated financial statements. Other income for the year ended December 31, 1998 represents a gain on the sale of real estate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IPS segment comprises the Lamb Machining Systems division, the Lamb Body & Assembly Systems division and the Landis Grinding Systems division. The AME segment comprises the Cincinnati Machine division. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business. In the fourth quarter 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity UNOVA Manufacturing Technologies ("UMT"). Sales and service revenues and segment operating profit (loss) for the years ended December 31, 2002, 2001 and 2000 were as follows (millions of dollars):

	Year Ended December 31,
	2002	2001	2000
Sales and Service Revenues
Automated Data Systems	$744.4	$655.1	$725.3	(A)
Industrial Automation Systems:
Integrated Production Systems	424.0	668.1	855.2
Advanced Manufacturing Equipment	144.8	205.4	257.3

Total Sales and Service Revenues	$1,313.2	$1,528.6	$1,837.8

Segment Operating Profit (Loss)(B)
Automated Data Systems	$110.1	$(14.8)	$(87.8	)(A)
Industrial Automation Systems:
Integrated Production Systems	(7.0)	49.9	44.4
Advanced Manufacturing Equipment	(15.7)	(22.0)	(6.7)

Total Segment Operating Profit (Loss)	$87.4	$13.1	$(50.1)

(A)
Includes Amtech through June 2000.
(B)
Excludes goodwill impairment, special charges and other income.

Year Ended December 31, 2002 Compared to 2001

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the year ended December 31, 2002 were $1,313.2 million, a decrease of $215.4 million, or 14.1%, compared with the prior year. The increase in ADS revenue, which included significant transactions involving the Company's intellectual property, was offset by significant decreases in IPS and AME revenue. Before goodwill impairment, special charges and other income, the Company reported total segment operating profit of $87.4 million for the year ended December 31, 2002 compared to total segment operating profit of $13.1 million for the prior year.

ADS Segment:    ADS segment revenues were $744.4 million for the year ended December 31, 2002 compared with $655.1 million for the prior year. During the second quarter 2001, the Company settled a dispute with Compaq Computer Corporation regarding the Company's battery power-management patents. In 2002, the Company settled disputes regarding the same patents with Dell Computer Corporation in the second quarter, International Business Machines Corporation and Matsushita in the third quarter and NEC Corporation in the fourth quarter. Accordingly, ADS revenues for the years ended December 31, 2002 and 2001 include significant royalty income. The specific terms of each of these settlements are confidential. In the fourth quarter 2002, the ADS segment sold a portfolio of wireless networking patents to Broadcom Corporation for $24 million. Excluding the revenue from intellectual property activity, ADS product and service revenues in 2002 increased 1% over 2001. By product line, Systems and Solutions increased by 6% while Printer/Media declined by 5% from 2001.

The ADS segment reported an operating profit of $110.1 million for the year ended December 31, 2002, compared to an operating loss of $14.8 million for the prior year, before goodwill impairment and special charges. The operating results include severance charges of $6.5 million and $8.0 million related to reductions in Intermec's global workforce in the fourth quarters of 2002 and 2001, respectively. Goodwill amortization was eliminated in 2002; however, fiscal 2001 operating results include goodwill amortization of $7.0 million. ADS pension expense was $0.3 million in 2002, compared to pension income of $2.2 million in 2001. The improvement in operating profit reflects significant reductions in selling, general and administrative ("SG&A") expenses and higher product and service gross margin percentages. Compared to 2001, product and service gross margins have improved by approximately four percentage points, largely as a result of efficiencies within the service organization and in the systems and solutions product line. Results for fiscal years 2002 and 2001 reflect significant gross margin contributed by royalties from intellectual property settlements and by the sale of intellectual property.

During 2001, the ADS segment recorded a third quarter charge for non-cash goodwill and other long-lived asset impairments of $230.6 million and a fourth quarter charge for the closure of a facility of $7.4 million. See discussion under the heading "Goodwill Impairment and Special Charges" below.

IPS Segment:    IPS segment revenues for the year ended December 31, 2002 were $424.0 million, a decrease of $244.1 million, or 36.5%, from $668.1 million in the prior year. The revenue decline reflects continued global deterioration in capital spending, primarily in the North American automotive industry. As a result of weakness in the IPS market, the segment reported an operating loss of $7.0 million for the year ended December 2002, compared to operating income of $49.9 million in 2001, excluding goodwill impairment and special charges. IPS operating profit for 2001 includes inventory and accounts receivable write-downs of $7.0 million relating to closed operations and fourth quarter severance charges of $6.5 million related to the reduction in its North American workforce. Goodwill amortization was eliminated in 2002. IPS goodwill amortization in 2001 was $3.4 million. IPS pension expense was $0.5 million in 2002 compared to pension income of $19.1 million in 2001.

Revenue declines necessitated cost reduction actions in 2001 and 2002. During 2001, the IPS segment closed three under-performing operations and one underutilized facility, resulting in aggregate charges of $44.8 million, including $31.0 million of impaired goodwill. During 2002, the IPS segment sold a non-core business resulting in a charge of $4.7 million. In the fourth quarter of 2002, the Company initiated a plan to merge IPS's Lamb Machining Systems and Lamb Body & Assembly Systems divisions with the AME segment's Cincinnati Machine operation, resulting in IPS charges for severance and impairment of long-lived assets of $12.7 million. These amounts are recorded as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below.

IPS's backlog decreased from $276.2 million at December 31, 2001 to $191.4 million at December 31, 2002. The backlog decline is primarily due to the North American machining systems and grinding systems operations, which have been impacted by significant canceled or delayed capital equipment investments by the U.S. automotive industry. The Company believes that a change in this trend will be necessary to enable its customers to introduce new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect this trend to improve in the near term, indicating projected lower revenue in 2003.

AME Segment:    AME revenues decreased $60.6 million, or 29%, to $144.8 million for the year ended December 31, 2002 from $205.4 million in the prior year. The decrease in revenues reflects continued weakness in the global aerospace-related and general machine tool markets. Before goodwill impairment and special charges, the segment reported an operating loss of $15.7 million for the year ended December 31, 2002 compared to an operating loss of $22.0 million for the prior year. The operating losses for 2001 include fourth quarter severance and early retirement charges of $10.1 million related to reductions in the segment's U.S. workforce. AME revenues continue a trend of decline. Weak domestic machine tool markets, and particularly the aerospace related component, were further impacted by the declining national economy. Revenue declines and the related reduction in contributed gross margin were more than offset by reductions in SG&A expenses, resulting in lower operating losses in 2002 compared to 2001. The 2001 SG&A expense includes $10.1 million related to workforce reductions. Backlog decreased to $43.6 million at December 31, 2002 from $66.9 million at December 31, 2001.

During the third quarter of 2001, the AME segment recorded non-cash goodwill and other long-lived asset impairments of $25.4 million. During the fourth quarter 2001, the segment recorded charges of $8.7 million to exit certain of its vertically integrated manufacturing activities and consolidate facilities. During the fourth quarter 2002, the AME segment recorded a $10.8 million charge as a result of the Company's plan to merge the Lamb Machining Systems, Lamb Body & Assembly Systems and Cincinnati Machine operations. These amounts are reported as goodwill impairment and special charges. See the discussion under the heading "Goodwill Impairment and Special Charges" below.

The Company initiated the integration of the UMT merger during the fourth quarter and reported related severance, early retirement, asset impairment, plant closure and other restructuring charges of $23.5 million in 2002. Of these charges, $18.9 million relates to the planned incremental reduction of 725 employees. This reduction in headcount is in addition to 75 employees affected by the fourth quarter 2001 restructuring plan. The Company may terminate additional employees related to the UMT merger during 2003. Of these employees, 209 had been terminated as of December 31, 2002, with the remainder expected to be terminated relatively ratably through 2003.

Costs and Expenses

Cost of sales and service decreased $219.3 million to $898.7 million for the year ended December 31, 2002 from $1,118.0 million for the year ended December 31, 2002. Cost of sales and service as a percentage of sales improved to 68.4% for the year ended December 31, 2001 compared to 73.1% for the prior year. The decrease in cost of sales reflects the lower sales volume in 2002 and improved gross margins from ADS products and services, partially offset by the cost of sales recorded for intellectual property transactions, decreased margins in the IPS and AME segments and by the effect on pension income (expense) from the pension reversion in 2001. Operating segment pension expense was $1.5 million in 2002, versus pension income of $21.3 million in 2001.

Selling, general and administrative ("SG&A") expense decreased $56.7 million to $317.1 million for the year ended December 31, 2002 from $373.8 million in 2001. The reduction in SG&A during 2002 is primarily due to the reduction in IAS business base.

The decrease in depreciation and amortization expense of $22.6 million from $57.2 million for the year ended December 31, 2001 to $34.2 million for 2002 reflects the impact of lower capital expenditures and the write-off and sale of assets in 2001, as well as the elimination of goodwill amortization in 2002.

Net interest expense was $20.6 million and $29.9 million for the years ended December 31, 2002 and 2001, respectively. The decrease was attributable to lower outstanding debt during the year.

Goodwill Impairment and Special Charges

Throughout 2002 and 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. These actions resulted in charges for severance, early retirement, plant closure costs and impairment of long-lived assets as follows:

IPS Segment:    The UMT integration plan, initiated during the fourth quarter 2002, includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees and the sale of certain plant and equipment. This action, which is expected to be substantially complete by December 31, 2003, resulted in a severance charge of $6.0 million for 319 employees and an early retirement charge of $4.2 million for 42 employees by the IPS segment. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $2.5 million in the IPS segment. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. As of December 31, 2002, the IPS segment had reduced its headcount by 154 employees and paid $1.4 million in severance.

In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 217 employees totaling $3.0 million and a charge for other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

During the third quarter of 2001, the IPS segment initiated closure of an additional facility and consolidation of its operations into other IPS units. This action, which was substantially completed during the fourth quarter of 2001, resulted in a severance charge for 88 employees totaling $1.2 million and a charge for other plant closure costs of $0.4 million.

During the fourth quarter 2001, the IPS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 39 employees totaling $0.9 million and other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of resulted in property, plant and equipment impairment charges of $4.3 million.

AME Segment:    In the fourth quarter 2002, as a result of planned UMT merger, the AME segment recorded restructuring charges, including severance costs of $8.7 million for 364 employees and $0.4 million in plant closure costs. The related review of long-lived assets to be disposed of resulted in the non-cash impairment charge for equipment of $1.7 million. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. As of December 31, 2002, the AME segment had terminated 95 employees and paid $1.1 million in severance costs.

During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of December 31, 2002 the AME segment had terminated 12 employees and no severance costs have been paid.

In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook, and accordingly, the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off the remaining goodwill associated with its AME segment of $15.6 million. Additional non-cash charges of $9.8 million were recorded to reduce the book value of AME property, plant and equipment to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

ADS Segment:    During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. All actions under this plan were substantially complete as of September 30, 2002.

In the third quarter 2001, in response to evidence of a recessionary environment, intensified by the September 11 attacks, the Company recorded non-cash charges to write off the remaining goodwill associated with the ADS segment of $222.0 million. Additional non-cash charges of $8.6 million were recorded to reduce the book value of ADS property, plant and equipment to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

Corporate:    During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, expected to be substantially complete by June 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million. In the fourth quarter 2002, an additional $1.2 million in other facility closure costs was accrued. As of December 31, 2002, two employees had been terminated and amounts paid and charged against these accruals were not material.

Other Income

Other income for the year ended December 31, 2001 represents the second quarter gain of $75.1 million related to a partial settlement of U.S. defined benefit pension plan obligations and the related reversion of surplus pension plan assets (see discussion under the heading "Liquidity and Capital Resources").

Income Taxes

The provision for income taxes of $5.2 million for the year ended December 31, 2002 is primarily related to foreign and state taxes. Foreign tax credits offset substantially all of the Company's federal income taxes. Income taxes for the year ended December 31, 2001 reflect the impact of nondeductible goodwill impairment and nondeductible excise taxes on the reversion of surplus pension plan assets.

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

Results for 2000 include the ADS segment's Amtech transportation systems operations ("Amtech"), which were sold in June 2000.

ADS Segment:    ADS segment revenues were $655.1 million for the year ended December 31, 2001 compared with $725.3 million for the prior year, which included Amtech revenues of $41.4 million. Excluding Amtech, ADS revenues decreased 4% from the prior year. The decrease is due to weakness in the ADS segment's markets with 84% of the decline attributable to North America. By product line, the largest percentage decrease occurred for Printer/Media products, followed by Systems and Solutions products, and service. During the second quarter 2001, the Company settled a dispute with Compaq Computer Corporation regarding the Company's battery power-management patents. Accordingly, ADS revenues for the year ended December 31, 2001 include significant royalty income. The specific terms of the settlement are confidential.

The ADS segment reported an operating loss of $14.8 million for the year ended December 31, 2001, before goodwill impairment and special charges, compared to an operating loss of $87.8 million for the prior year. The operating loss for 2001 includes fourth quarter severance charges of $8.0 million related to a reduction in Intermec's global workforce. The improvement in operating profit reflected significant reductions in selling, general and administrative expenses and higher product and service gross margin percentages, offset partially by the impact on operating profit due to the lower revenue level. Compared to 2000, product and service gross margins improved by approximately two percentage points largely as a result of efficiencies within the service organization. The 2001 results reflected significant gross margin contributed by royalties.

During 2001, the ADS segment recorded a third quarter charge for non-cash goodwill and other long-lived asset impairments of $230.6 million and a fourth quarter charge for the closure of a facility of $7.4 million. See discussion under the heading "Goodwill Impairment and Special Charges" below.

IPS Segment:    IPS segment revenues for the year ended December 31, 2001 were $668.1 million, a decrease of $187.1 million, or 22% from the prior year. The revenue decline reflected a global decline in capital spending primarily by the North American automotive industry. Despite the revenue declines, operating profit as a percentage of sales increased to 7.5% for the year ended December 31, 2001, compared to 5.2% for the prior year. In general, this improvement reflected better overall contract margins and an improved balance of business between the segment's U.S. and U.K. grinding operations. High installation and integration costs in 2000 for the IPS U.S. operations were substantially reduced in 2001 resulting in higher operating margins for IPS core U.S. operations. However, the benefit was offset by losses incurred by other non-core U.S. operations. These non-core operations were closed in 2001. IPS operating profit for 2001 also reflected significant improvement at its European operations driven by higher sales volume for the U.K. grinding operations and substantially reduced losses for its German subsidiary. IPS operating profit for 2001 included inventory and accounts receivable write-downs of $7.0 million relating to closed operations and fourth quarter severance charges of $6.5 million related to the reduction in its North American workforce.

During 2001, revenue declines necessitated cost reduction actions. The IPS segment closed three under-performing operations and one underutilized facility. These actions resulted in aggregate charges of $44.8 million, including $31.0 million of impaired goodwill. See discussion under the heading "Goodwill Impairment and Special Charges" below.

IPS's backlog decreased from $448.0 million at December 31, 2000 to $276.2 million at December 31, 2001. This 38% decline in backlog was driven largely by major weakness in capital spending by the North American automotive and related customers.

AME Segment:    AME revenues decreased $51.9 million, or 20%, to $205.4 million for the year ended December 31, 2001. The decrease in revenues reflected continued weakness in the domestic aerospace-related and general machine tool markets. Before goodwill impairment and special charges, the segment reported an operating loss of $22.0 million for the year ended December 31, 2001 compared to an operating loss of $6.7 million for the prior year. The operating losses for 2001 and 2000 include fourth quarter severance and early retirement charges of $10.1 million and $4.8 million, respectively, related to reductions in the segment's U.S. workforce. AME revenues reflected a continuing trend of decline. Weak domestic machine tool markets, and particularly the aerospace related component, were further impacted by the declining national economy. Revenue declines and the related reduction in contributed gross margin resulted in increased operating losses in 2001. Backlog decreased to $57.7 million at December 31, 2001 from $66.9 million at December 31, 2000.

During the third quarter 2001, the AME segment recorded non-cash goodwill and other long-lived asset impairments of $25.4 million. During the fourth quarter 2001, the segment recorded charges of $8.7 million to exit certain of its vertically integrated manufacturing activities and consolidate facilities. These amounts are reported as goodwill impairment and special charges. See discussion under the heading "Goodwill Impairment and Special Charges" below.

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

Selling, general and administrative ("SG&A") expense decreased $56.4 million to $373.8 million for the year ended December 31, 2001 from $430.2 million for the year ended December 31, 2000. The 2001 reductions in SG&A were principally the result of lower Intermec spending.

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

Goodwill Impairment and Special Charges

Throughout 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. In connection with these actions, related goodwill and long-lived assets were tested for impairment on a to-be-disposed-of basis. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. These actions resulted in charges for severance, plant closure costs and impairment of long-lived assets as follows.

IPS Segment:    During the second quarter of 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 217 employees totaling $3.0 million and a charge for other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

During the third quarter of 2001, the IPS segment initiated closure of its underutilized Hebron, Kentucky facility. This action, which was substantially complete as of December 31, 2001, resulted in a severance charge for 88 employees totaling $1.2 million and a charge for other plant closure costs of $0.4 million.

During the fourth quarter 2001, the IPS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 39 employees totaling $0.9 million and a charge for other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of resulted in property, plant and equipment impairment charges of $4.3 million.

AME Segment:    During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing processes and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in a severance charge for 75 employees totaling $1.5 million and a charge for other plant closure costs of $1.8 million. As of December 31, 2001, amounts paid and charged against these accruals were not material. The related analysis of long-lived assets to be disposed of resulted in plant and equipment impairment charges of $5.5 million.

In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook, and accordingly, the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off the remaining goodwill associated with its AME segment of $15.6 million. Additional non-cash charges of $9.8 million were recorded to reduce the book value of AME property, plant and equipment to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

ADS Segment:    During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility. This action, which is expected to be complete by December 31, 2002, resulted in a severance charge for 42 employees totaling $1.5 million and a charge for lease termination and other closure costs of $5.9 million. As of December 31, 2001, amounts paid and charged against these accruals were not material.

In the third quarter 2001, in response to evidence of a recessionary environment, intensified by the September 11 attacks, the Company recorded non-cash charges to write off the remaining goodwill associated with the ADS segment of $222.0 million. Additional non-cash charges of $8.6 million were recorded to reduce the book value of ADS property, plant and equipment to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

Other Income

Other income for the year ended December 31, 2001 represents the second quarter gain of $75.1 million related to a partial settlement of U.S. defined benefit pension plan obligations and the related reversion of surplus pension plan assets (see discussion under the heading "Liquidity and Capital Resources"). Other income for the year ended December 31, 2000 of $44.7 million represents the gain from the sale of the ADS segment's Amtech transportation systems operations. Cash proceeds from the sale were approximately $88.0 million. The net assets and results of operations of Amtech were not material to the Company's consolidated financial statements.

Income Taxes

Income taxes for the year ended December 31, 2001 reflect the impact of nondeductible goodwill impairment and nondeductible excise taxes on the reversion of surplus pension plan assets.

Foreign Currency Transactions

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Foreign currency exposures are hedged as part of the Company's global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in currency transaction losses of $1.1 million and $2.8 million, which are included in cost of sales and service for the years ended December 31, 2002 and 2001, respectively. Currency transaction losses were not material for the year ended December 31, 2000.

For fiscal year 2002, the Company derived approximately 39% of its revenues from non-U.S. customers. At December 31, 2002, long-lived assets attributable to foreign countries comprised 4% of total assets. The largest components of these foreign assets are attributable to European nations, primarily the United Kingdom, Germany and Sweden.

Liquidity and Capital Resources

Cash and cash equivalents increased $74.6 million from $103.7 million at December 31, 2001 to $178.3 million at December 31, 2002. Total debt decreased from $281.5 million at December 31, 2001 to $224.7 million at December 31, 2002. Net debt, defined as total debt less cash and cash equivalents, was reduced to $46.4 million at December 31, 2002 from $177.8 million at December 31, 2001. The $131.4 million decrease in net debt primarily reflects $90.0 million net proceeds from intellectual property settlements and sales, $14.1 million in proceeds from the sale of the Company's corporate headquarters building and $27.3 million of cash flow primarily generated from normal operations and the sale of certain other long-lived assets.

As of December 31, 2002, the Company maintained three secured long-term credit facilities: a $200 million asset-based revolving credit facility (the "Revolving Facility"), a term loan (the "Term Loan") and a £15.0 million revolving facility and related overdraft facility (collectively, the "UK Facility").

As of December 31, 2002, $16.2 million was outstanding under the Term Loan at an annual interest rate of 13.0%. In January 2003, the Company fully paid down and terminated the Term Loan. The Company made no borrowings under the Revolving Facility or the UK Facility during 2002 and no borrowings were outstanding under either facility. As of December 31, 2002, the Company is in compliance with the financial covenants of each of these agreements.

The Revolving Facility is maintained with a syndicate of lenders and matures on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include a Fixed Charge Coverage test and a Free Cash Flow test, and Tangible Net Worth, each as defined in the agreement, and a provision to maintain Minimum Availability of $30.0 million.

On March 1, 2002, the financial covenants of the Revolving Facility and Term Loan were amended. Effective for the year 2002, the amendments removed the Fixed Charge Coverage test and added a Free Cash Flow test, as defined in the amendments. The Fixed Charge Coverage test and Free Cash Flow test are only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million. Provisions were added, applicable for the remaining term of the Revolving Facility, to maintain Minimum Availability of $30.0 million and remove the Minimum Domestic EBITDA test.

The Term Loan was obtained from a syndicate of lenders and was secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. Monthly interest payments were based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal was to mature on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants contained in the Term Loan are consistent with those in the Revolving Facility.

On September 13, 2001, certain of the Company's U.K. subsidiaries (collectively, the "Borrower") entered into a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility"). The UK Facility matures on September 25, 2004 and may be extended in one-year increments at the discretion of the lender. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The settlement resulted in a pension reversion book gain of $114.0 million. After excise taxes, the pension reversion book gain was $75.1 million and is reported as other income in the consolidated statement of operations. The

Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." This transaction resulted in a significant change from the historical rate of pension income. The net impact for 2002 was a reduction of approximately $25.0 million in pre-tax earnings.

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

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations and the sale of certain assets will provide adequate funding to meet its expected working capital, capital expenditure and restructuring cost requirements for the next twelve months. Projected cash flows from operations are largely based on the Company's revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. Net of outstanding letters of credit and limitation on Minimum Availability, the Company had borrowing capacity at December 31, 2002 of $26.1 million under the Revolving Facility and $11.3 million under the UK Facility.

Contractual Obligations

The following table summarizes the Company's contractual commitments as of December 31, 2002 (millions of dollars). These commitments are discussed in the indicated Notes to the Company's consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations (Note B)	$224.7		$124.7		$100.0
Operating leases (Note D)	85.3	$14.5	21.0	$15.5	34.3

Total contractual obligations	$310.0	$14.5	$145.7	$15.5	$134.3

Off-Balance-Sheet Arrangements

At December 31, 2002, the Company had aggregate off-balance-sheet letter-of-credit reimbursement agreements of $25.1 million that relate to the Company's performance on operating contracts with customers and generally expire within one year. Management does not believe that these letter-of-credit reimbursement agreements have a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management believes that the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company records a liability and expense for the estimated cost of product warranties and installation at the time revenue is recognized. These estimates are based primarily on the Company's historical warranty experience rates. Should the actual cost of product warranties or installation differ, the related liabilities could be adjusted upward or downward.

Allowance for Doubtful Accounts:    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes in the financial conditions of the Company's customers could result in upward or downward adjustments to the allowance for doubtful accounts. A significant portion of the Company's revenues are supported by contractual agreements regarding the timing and amounts of payments. The Company often requires letters of credit of deposit payments prior to the commencement of work or obtains progress payments upon the achievement of certain milestones.

The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon customer payment history and current creditworthiness. The Company continuously monitors collection and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and specific customer collection issues.

Establishing the allowance for doubtful accounts requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant factors such as the delinquency rates and financial health of specific customers. Credit losses have historically been within expectations and the provisions established; however, future credit loss rates may differ from historical experience. The Company has historically experienced and expects to continue to experience minimal amounts of uncollected accounts receivable. In the years ended December 31, 2002, 2001 and 2000, the Company recorded $4.5 million, $4.0 million and $10.6 million, respectively.

Inventory Obsolescence.    Inventories are stated at the lower of cost or market. The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. Several factors may affect the sale and use of the Company's inventories, including technological changes, exiting a product line, or new product development. Such factors could result in a change in the amount of obsolete inventory on hand. Additionally, the

Company's estimates of future product demand may prove to be inaccurate, possibly resulting in understatement or overstatement of the provision required for obsolete or excess inventory. In the future, the Company may determine that its inventory was overvalued, and may be required to recognize a charge in cost of sales and service in its consolidated statement of operations at the time of such determination. Likewise, if the Company determines that its inventory is undervalued, it may have overstated cost of sales and service in previous periods and would be required to recognize such additional income. The Company makes every reasonable effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches; however, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

Deferred Tax Assets.    The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in evaluating the likelihood of recovering its deferred tax assets and the adequacy of the related valuation allowance. If the Company were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Goodwill and Other Intangibles.    Until the adoption, on January 1, 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill was amortized on a straight-line basis over periods ranging from 25 to 40 years. Under the provisions of SFAS No. 142, goodwill is now evaluated for potential impairment annually, or more frequently if events or circumstances indicate that the carrying amount might not be fully recoverable, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying amount of a reporting unit exceeds its fair value, then impairment is measured and recorded as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill.

The Company establishes the fair value of its reporting units based on a discounted cash flow methodology. The discounted cash flow is based on the Company's strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management's best estimate. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, possibly resulting in a requirement to record a charge for asset impairment.

Other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 18 years.

Impairment of Long-Lived Assets.    The Company assesses the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Pension Benefits and Other Postretirement Benefits.    The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant's employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company's pension plans and other postretirement benefits are evaluated periodically by management in consultation with an external actuary. Changes in assumptions are based on relevant Company data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for the Company's domestic and foreign plans. The Company believes the assumptions are within accepted guidelines and ranges. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2002 were 6.75% and 5.75%, respectively, compared to 7.25% and 8.00% as of September 30, 2001. The decline reflects lower interest rates in the current market. To determine the expected long-term rate of return, the Company uses historic market trends combined with current market conditions and asset allocation. As of December 31, 2002, the Company lowered the expected long-term rate of return on its domestic and foreign plans to 9.00% and 7.75%, respectively, from 9.25% and 8.00%. The Company determines the expected rate of compensation increase based on historic trends and comparisons to external rates. As of December 31, 2002, the Company reduced the rates to 4.25% and 3.25% annually for domestic and foreign plans, respectively, from 4.5% and 3.5%.

Actuarial assumptions used to measure the accumulated benefit obligation for other post retirement benefits include a discount rate of 6.75%, 7.25%, and 7.75% at December 31, 2002, 2001 and 2000, respectively. The assumed health care cost trend rate for fiscal year 2002 was 10.66% and is projected to decrease over 14 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate would result in an increase to the postretirement benefit obligation of approximately $5.9 million, while a one-percentage-point decrease results in a decrease in the obligation of $5.0 million.

Contingencies.    The Company assesses its exposure to loss contingencies, including environmental, legal and income tax matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale or other than by sale. During 2002, the Company performed an analysis of long-lived assets to be disposed of, resulting in impairment of property, plant and equipment totalling $4.2 million. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases," and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement becomes effective for the Company on January 1, 2003. The Company believes the statement will not have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement becomes effective for the Company on January 1, 2003. The Company expects that adoption of this statement will affect the timing of expense recognition for in-process and future restructuring initiatives.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FASB Statement No. 123". The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by both SFAS No. 148 and SFAS No. 123, the Company has elected to follow the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring and recognizing its stock-based transactions with employees. Accordingly, SFAS No. 144 will not have a material impact on its consolidated financial statements.

Pro forma disclosures of net earnings (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied, are presented in Note F—Shareholders' Investment and include SFAS No. 148 required disclosures.

Compensation expense from restricted stock is recognized over the vesting period and is based on the market price of the Company's common stock at the grant date.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Others." This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and is currently evaluating the impact that the adoption of this Interpretation will have on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN No 46 requires that Variable Interest Entities be consolidated by an entity ("company") if the company is subject to a majority of the risk of loss from the Variable Interest Entity's activities or is entitled to receive a majority of the variable entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

All statements in this report that are not historical facts or that include such words as "expect", "anticipate", "project", "estimate" or "believe" or other similar words are forward-looking statements that the Company deems to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, but are not limited to, statements about the following:

  •
  The anticipated demand for the Company's products and services;

  •
  Anticipated improvements of existing products and development of new products in the Company's ADS segment;

  •
  The Company's view of the short- and long-term outlook for and trends in the markets for the Company's products and services;

  •
  The Company's ability to

  •
  meet its working capital and capital expenditure requirements;

  •
  achieve its goals with respect to revenues and cost savings in each of its segments;

  •
  satisfy the financial covenants of its loan agreements;

  •
  The expected impact on pre-tax earnings resulting from the reversion of surplus pension assets.

Forward-looking statements are not guarantees of future performance. Several factors govern whether the Company will or can achieve any forward-looking statement made in this report. Any one of these factors could cause the Company's actual results to differ materially from those discussed in a forward-looking statement. The Company outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.unova.com. Such risk factors include, but are not limited to:

  •
  Continued weakness in the automotive and aerospace markets could lead to reduced demand for the Company's products.

  •
  Technological changes and consequent market shifts, such as the automotive industry's shift to flexible engineering, could adversely impact demand for the Company's products and systems.

  •
  Some of the Company's competitors have greater financial and other resources than the Company and, as a result, may be able to adapt more quickly to market trends or price declines.

  •
  If the Company is unable to obtain key components of its products from its current suppliers, the cost of manufacturing the Company's products could increase, the Company might have to re-engineer some products, and delivery times of some of the Company's products could be delayed.

  •
  The Company's inability to successfully manage the reorganization of its IAS segment and reduce its operating costs could have a material adverse effect on its financial condition.

  •
  Political instability outside of the U.S. and hostility against U.S. companies in foreign jurisdictions could adversely affect the Company's international operations.

  •
  Changes in U.S. and foreign government regulations regarding radio emissions could adversely affect the Company's ability to sell its ADS products or complete development of anticipated new products.

Readers should consider the foregoing risk factors in evaluating the Company's ability to achieve expected results or objectives set forth in any forward-looking statement. In addition, readers should not place undue reliance on forward-looking statements in making investment decisions regarding the Company. The Company disclaims any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates:    As of December 31, 2002, the Company's outstanding borrowings comprised $200.0 million in fixed rate debentures, a $16.2 million variable rate (minimum 13%) Term Loan, and an $8.5 million variable rate industrial revenue bond. In January 2003 the Company fully paid down and terminated the Term Loan. In addition, the Company had variable rate facilities with no outstanding borrowings comprised of the Revolving Facility and the UK Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $26.1 million under the Revolving Facility and £11.3 million under the UK Facility. See discussions of the Company's credit facilities under the heading "Liquidity and Capital Resources" in Item 7 of this annual report and in Note B to the Consolidated Financial Statements.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company's borrowings as of December 31, 2002. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. The Term Loan is not included in the table as it was fully paid down and terminated in January 2003.

Debt	2005	2008	Total	Fair Value
Fixed Rate	$100.0	$100.0	$200.0	$166.0
Interest Rate	6.88%	7.00%
Variable Rate	$8.5		$8.5	$8.5
Interest Rate	3.40%

Foreign Exchange Rates:    Due to its global operations, the Company's cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 2002, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $162.4 million. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges, and accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. A hypothetical 10% change in the relevant currency rates at December 31, 2002 would not result in a material gain or loss. Additionally, any change in the value of the contracts, real or hypothetical, should be substantially offset by an inverse change in the value of the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003 (the "2003 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at March 10, 2003 and their business experience during the prior five years.

Name	Age	Position with the Company and Principal Business Affiliations During Past Five Years
Daniel S. Bishop	53
		Senior Vice President, General Counsel and Secretary since May 2001. Served as Senior Vice President and General Counsel from October 1999 to May 2001. Prior thereto, Vice President, General Counsel and Secretary of Paxar Corporation from November 1997 to October 1999.
Larry D. Brady	60
		Chairman of the Board, President, and Chief Executive Officer since August 2001. Served as President and Chief Executive Officer from September 2000 to August 2001. Prior thereto, President and Chief Operating Officer from August 1999 to September 2000. For prior business experience, see the description of Directors in "Election of Directors" in this 2003 Proxy Statement.
James A. Herrman	59
		Senior Vice President and Group Executive, Industrial Automation Systems Group, since January 2003. Prior thereto, Senior Vice President and Group Executive, IPS, from May 2000 to December 2002. Vice President from February 1999 to May 2000. President of the Company's Landis Grinding Systems division from November 1996 to May 2000.
Elmer C. Hull, Jr.	46
		Vice President and Treasurer since July 1999. Prior thereto, Treasurer from October 1998 to July 1999. Vice President, Finance, of the Company's North American Grinding and Abrasives operations from July 1995 to October 1998.
Michael E. Keane	47	Senior Vice President and Chief Financial Officer since October 1997. Group Executive, AME, from February 2002 to December 2002.
Thomas O. Miller	51
		Vice President of the Company since February 1999 and Executive Vice President of its wholly owned subsidiary, Intermec Technologies Corporation, since July 2001. Prior thereto, Senior Vice President of Intermec from March 1997 to July 2001.

ITEM 11. EXECUTIVE COMPENSATION

See the information relating to executive compensation under the captions "Summary Compensation Table," "Stock Option Information," "Change of Control Employment Agreements" and "Retirement Benefits" of the Company's 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership by Certain Beneficial Owners and Management" of the Company's 2003 Proxy Statement, which is incorporated herein by reference.

Equity compensation plans approved by shareholders with securities available for future issuance are the 2001 and 1999 Stock Incentive Plans, the 2002 Director Stock Option and Fee Plan and the Employee Stock Purchase Plan. The Company does not have equity compensation plans that are not approved by shareholders. The following table summarizes the number of securities remaining to be issued under the Company's equity compensation plans as of December 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,537,565	$10.74	3,661,810	*
Equity compensation plans not approved by shareholders	—	—	—
*
Includes 1,487,503 securities available under the 2001 and 1999 Stock Incentive Plans, which provide for incentive awards in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Restricted shares issued under these plans vest in three equal installments at each of the first three anniversaries from the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information with respect to certain relationships and related transactions under the caption "Indebtedness of Management to UNOVA" of the Company's 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
See listing of financial statements as set forth in Item 8 of this annual report on Form 10-K.
	(2)	Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts at page S-1 of this annual report on Form 10-K.

All other schedules specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
	(3)	Executive Compensation Plans and Arrangements
Executive compensation plans and arrangements are listed as exhibits 10.7 through 10.28 as set forth in the Index to Exhibits at page E-1 of this annual report on Form 10-K.
(b)		Reports on Form 8-K

On a Current Report on Form 8-K, filed October 2, 2002, the Company reported that it planned to combine its Cincinnati Machine and Lamb Technicon divisions in a merger that will largely be complete by the fourth quarter of 2003.

On a Current Report on Form 8-K, filed December 26, 2002, the Company reported it had sold approximately 150 domestic and foreign patents and patent applications to Broadcom Corporation for $24 million.
(c)		Index to Exhibits at page E-1 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNOVA, INC.
/s/ MICHAEL E. KEANE Michael E. Keane Senior Vice President and Chief Financial Officer

March 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ FREDRIC B. ANDERSON Fredric B. Anderson	Director of Accounting and Financial Reporting (Chief Accounting Officer)	March 12, 2003
/s/ LARRY D. BRADY Larry D. Brady	Director, Chairman of the Board, President and Chief Executive Officer	March 12, 2003
/s/ JOSEPH T. CASEY Joseph T. Casey	Director	March 12, 2003
/s/ STEPHEN E. FRANK Stephen E. Frank	Director	March 12, 2003
/s/ CLAIRE W. GARGALLI Claire W. Gargalli	Director	March 12, 2003
/s/ ALLEN J. LAUER Allen J. Lauer	Director	March 12, 2003
/s/ STEVEN B. SAMPLE Steven B. Sample	Director	March 12, 2003
/s/ WILLIAM D. WALSH William D. Walsh	Director	March 12, 2003
/s/ LARRY D. YOST Larry D. Yost	Director	March 12, 2003

UNOVA, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Larry D. Brady, certify that:

1.
I have reviewed this annual report on Form 10-K of UNOVA, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ LARRY D. BRADY Larry D. Brady Chief Executive Officer

UNOVA, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael E. Keane, certify that:

1.
I have reviewed this annual report on Form 10-K of UNOVA, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ MICHAEL E. KEANE Michael E. Keane Chief Financial Officer

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

February 7, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
UNOVA, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note E to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 7, 2003

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Sales and Service Revenues	$1,313,156	$1,528,607	$1,837,821

Costs and Expenses:
Cost of sales and service	898,699	1,118,018	1,426,597
Selling, general and administrative	317,067	373,764	430,241
Depreciation and amortization	34,578	57,191	67,256
Goodwill impairment and special charges	34,587	316,996

Total Costs and Expenses	1,284,931	1,865,969	1,924,094

Operating Income (Expense)	28,225	(337,362)	(86,273)
Interest, Net	(20,589)	(29,926)	(30,560)
Other Income		75,104	44,686

Earnings (Loss) before Income Taxes	7,636	(292,184)	(72,147)
Provision (Benefit) for Income Taxes	5,209	—	(32,345)

Net Earnings (Loss)	$2,427	$(292,184)	$(39,802)

Basic and Diluted Earnings (Loss) per Share	$0.04	$(5.14)	$(0.71)

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$178,269	$103,714
Accounts receivable, net of allowance for doubtful accounts of $13,908 (2002) and $16,834 (2001)	341,171	375,883
Inventories, net of progress billings	138,468	189,427
Deferred tax assets	78,612	77,172
Other current assets	9,247	13,099

Total Current Assets	745,767	759,295
Property, Plant and Equipment, Net	126,936	174,136
Goodwill and Other Intangibles, Net	75,345	87,110
Net Deferred Tax Assets	103,559	101,477
Other Assets	73,174	84,960

Total Assets	$1,124,781	$1,206,978

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable and accrued expenses	$286,715	$350,319
Payroll and related expenses	72,211	58,890

Total Current Liabilities	358,926	409,209
Long-term Obligations	224,700	281,500
Other Long-term Liabilities	123,257	118,295
Commitments and Contingencies
Shareholders' Investment:
Preferred stock; no shares outstanding
Common stock; shares outstanding:
58,638,777 (2002) and 58,064,532 (2001)	586	581
Additional paid-in capital	674,715	669,389
Accumulated deficit	(238,299)	(240,726)
Accumulated other comprehensive loss	(19,104)	(31,270)

Total Shareholders' Investment	417,898	397,974

Total Liabilities and Shareholders' Investment	$1,124,781	$1,206,978

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2002	2001	2000
Cash and Cash Equivalents at Beginning of Year	$103,714	$106,836	$25,239

Cash Flows from Operating Activities:
Net earnings (loss)	2,427	(292,184)	(39,802)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,578	57,191	67,256
Change in prepaid pension cost	5,835	(9,679)	(14,207)
Deferred taxes	557	(11,382)	(44,754)
Special charges	31,637	20,184
Long-lived asset impairment	2,950	296,812
Decrease in accounts receivable sold		(90,500)	(9,500)
Reversion of pension plan assets, net of gain		46,919
Gain on sale of business			(44,686)
Changes in operating assets and liabilities:
Accounts receivable	50,165	158,925	129,907
Inventories	52,007	45,611	55,735
Other current assets	4,348	3,802	2,168
Accounts payable and accrued expenses	(79,580)	(56,918)	(112,405)
Payroll and related expenses	(12,653)	(1,658)	(15,126)
Other long-term liabilities	10,752	(7,150)	8,103
Other operating activities	9,898	8,988	(7,189)

Net Cash Provided by (Used in) Operating Activities	112,921	168,961	(24,500)

Cash Flows from Investing Activities:
Proceeds from sale of business	1,609		88,000
Capital expenditures	(10,460)	(14,726)	(31,629)
Proceeds from sale of property, plant and equipment	21,284	9,445	12,092
Other investing activities	4,283	4,302	7,341

Net Cash Provided by (Used in) Investing Activities	16,716	(979)	75,804

Cash Flows from Financing Activities:
Net increase (decrease) in notes payable and revolving facilities		(233,505)	26,041
Proceeds from issuance of Term Loan		75,000
Repayment of long-term obligations	(56,800)	(7,000)
Other financing activities	1,718	(5,599)	4,252

Net Cash (Used in) Provided by Financing Activities	(55,082)	(171,104)	30,293

Resulting Increase (Decrease) in Cash and Cash Equivalents	74,555	(3,122)	81,597

Cash and Cash Equivalents at End of Year	$178,269	$103,714	$106,836

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' INVESTMENT
(thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2000	$556	$652,157	$91,260	$(12,673)	$731,300

Comprehensive Loss:
Net loss			(39,802)		(39,802)
Currency translation adjustment				(11,701)	(11,701)

Comprehensive Loss					(51,503)

Issuances of common stock	12	7,975			7,987

Balance, December 31, 2000	568	660,132	51,458	(24,374)	687,784

Comprehensive Loss:
Net loss			(292,184)		(292,184)
Currency translation adjustment				(6,896)	(6,896)

Comprehensive Loss					(299,080)

Issuances of common stock	13	9,257			9,270

Balance, December 31, 2001	581	669,389	(240,726)	(31,270)	397,974

Comprehensive Income:
Net earnings			2,427		2,427
Currency translation adjustment				19,768	19,768
Minimum pension liability adjustment, net of tax effect of $3,257				(7,602)	(7,602)

Comprehensive Income					14,593

Issuances of common stock	5	5,326			5,331

Balance, December 31, 2002	$586	$674,715	$(238,299)	$(19,104)	$417,898

See accompanying notes to consolidated financial statements.

UNOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Nature of Operations.    UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") is a global supplier of mobile computing and wireless network products for non-office applications and for manufacturing systems technologies primarily for the automotive and aerospace industries. The Company has three reportable segments, Automated Data Systems ("ADS"), Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME"). Segments are determined principally on the basis of their products and services. The ADS segment represents the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"), comprising mobile computing and wireless communication systems products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The IPS segment includes Lamb Machining Systems division, Lamb Body & Assembly Systems division and Landis Grinding Systems division. The IPS segment includes integrated manufacturing systems, body welding and assembly systems, and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries. The AME segment represents the Cincinnati Machine division, comprising machining systems and stand-alone machine tools primarily serving the aerospace and manufacturing industries. For evaluation purposes, the Company aggregates the IPS and AME reportable segments into the Industrial Automation Systems ("IAS") business.

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

Revenue Recognition.    Revenues are generally recognized when products are shipped or as services are performed. Estimated product warranty and installation costs are accrued when revenue is recognized. Long-term contracts, principally within the IPS and AME segments, are accounted for under the percentage-of-completion, cost-to-cost method of accounting, which requires the Company to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. Estimated contract revenues and costs are based on contract specifications, expected requirements, and achievement of contract milestones, including deliveries. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

Cash Equivalents.    The Company considers highly liquid investments purchased within three months of their date of maturity to be cash equivalents.

Accounts receivable.    The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

Pension Benefits and Other Postretirement Benefits.    The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant's employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company's pension plans and other postretirement benefits are evaluated periodically by management in consultation with an external actuary. Changes in assumptions are based on relevant Company data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. To determine the expected long-term rate of return, the Company uses historic market trends combined with current market conditions and asset allocation. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for the Company's domestic and foreign plans. The Company believes the assumptions are within accepted guidelines and ranges. However these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

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

Concentrations of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No single customer accounted for more than 10% of the Company's revenues in 2002, 2001 or 2000.

Foreign Currencies.    The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the consolidated statements of operations. Currency transaction net losses of $1.1 million and $2.8 million are included in cost of sales and service for the years ended December 31, 2002 and 2001, respectively. Currency transaction losses were not material for the year ended December 31, 2000.

Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate risk resulting principally from the sale of certain of its inventory in U.S. dollars to its foreign subsidiaries and other external foreign sales denominated in local currencies. The Company's use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. The Company enters into these contracts with major financial institutions to minimize its risk of credit loss. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows.

These foreign currency exchange contracts do not qualify for hedge accounting under SFAS No. 133. As such, increases or decreases in the fair value of these contracts are recorded in the statements of operations. These amounts are offset by the corresponding gains and losses from the actual fluctuation in the value of assets and liabilities denominated in foreign currencies.

The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $162.4 million and $161.8 million as of December 31, 2002 and December 31, 2001, respectively, with average durations of less than three months. The fair value of such contracts at both December 31, 2002 and December 31, 2001 was not material.

Goodwill and Other Intangibles.    Until the adoption, on January 1, 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill was amortized on a straight-line basis over periods ranging from 25 to 40 years. Under the provisions of SFAS No. 142, goodwill is now evaluated for potential impairment annually, or more frequently if events or circumstances indicate that the carrying amount might not be fully recoverable, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying amount of a reporting unit exceeds its fair value, then impairment is measured and recorded as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill.

The Company establishes the fair value of its reporting units based on a discounted cash flow methodology. The discounted cash flow is based on the Company's strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management's best estimate. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, possibly resulting in a requirement to record a charge for asset impairment.

Other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 18 years.

Impairment of Long-Lived Assets.    The Company assesses the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

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

Research and Development.    Research and development costs are charged to selling, general and administrative expense as incurred. Total expenditures on research and development activities amounted to $53.4 million, $66.3 million and $69.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement becomes effective for the Company on January 1, 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale or other than by sale. During 2002, the Company performed an analysis of long-lived assets to be disposed of, resulting in impairment of property, plant and equipment totalling $4.2 million. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases," and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement becomes effective for the Company on January 1, 2003. The Company believes the statement will not have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement becomes effective for the Company on January 1, 2003. The Company expects that adoption of this statement will affect the timing of expense recognition for in-process and future restructuring initiatives.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FASB Statement No. 123." The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by both SFAS No. 148 and SFAS No. 123, the Company has elected to follow the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring and recognizing its stock-based transactions with employees. Accordingly, SFAS No. 148 will not have a material impact on its consolidated financial statements.

Pro-forma disclosures of net earnings (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied, are presented in Note F—Shareholders' Investment—and include SFAS No. 148 required disclosures.

Compensation expense from restricted stock is recognized over the vesting period and is based on the market price of the Company's common stock at the grant date.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Others." This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and is currently evaluating the impact that the adoption of this Interpretation will have on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN No 46 requires that Variable Interest Entities be consolidated by an entity ("company") if the company is subject to a majority of the risk of loss from the Variable Interest Entity's activities or is entitled to receive a majority of the variable entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

Reclassifications. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B: Cash and Cash Equivalents, Debt and Interest

Cash and cash equivalents amounted to $178.3 million and $103.7 million at December 31, 2002 and December 31, 2001, respectively, and consisted mainly of time deposits. Cash and cash equivalents at December 31, 2002 and 2001 include $4.7 million and $7.6 million, respectively, of bank deposits required to be maintained in support of letters of credit and foreign exchange contracts.

Long-term obligations comprise the following (thousands of dollars):

	December 31,
	2002	2001
Term Loan, with interest at 13.00%, due 2004	$16,200	$73,000
Debentures, with interest at 6.875%, due 2005	100,000	100,000
Debentures, with interest at 7.00%, due 2008	100,000	100,000
Industrial revenue bonds, with interest at 3.40% (2002) and 7.00% (2001), due July 2005	8,500	8,500

Long-term obligations	$224,700	$281,500

Long-term obligations at December 31, 2002 mature as follows (thousands of dollars):

Year Ending December 31,
2004	$16,200
2005	108,500
2008	100,000

$224,700

As of December 31, 2002, the Company maintained three secured long-term credit facilities: a $200 million asset-based revolving credit facility (the "Revolving Facility"), a term loan (the "Term Loan") and a £15 million revolving facility and related overdraft facility (collectively, the "UK Facility").

As of December 31, 2002, $16.2 million was outstanding under the Term Loan at an annual interest rate of 13.00%, and no borrowings were outstanding under the Revolving Facility or the UK Facility. The Company had borrowing capacity at December 31, 2002 of $26.1 million under the Revolving Facility and £11.6 million under the UK Facility. In January 2003, the Company fully paid down and terminated the Term Loan. As of December 31, 2002, the Company is in compliance with the financial covenants of each of these agreements.

The Revolving Facility, maintained with a syndicate of lenders, matures on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding debentures in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include a Fixed Charge Coverage test and a Free Cash Flow test, and Tangible Net Worth, each as defined in the agreement.

On March 1, 2002, the financial covenants of the Revolving Facility and Term Loan were amended. Effective for the year 2002, the amendments removed the Fixed Charge Coverage test and added a Free Cash Flow test, as defined in the amendments. The Fixed Charge Coverage test and Free Cash Flow test are only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million. Provisions were added, applicable for the remaining term of the Revolving Facility, to maintain Minimum Availability of $30.0 million and remove the Minimum Domestic EBITDA test.

The Term Loan was obtained from a syndicate of lenders and was secured by a senior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a junior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding debentures in the principal amount of $200 million. Monthly interest payments were based on the LIBOR Rate plus an applicable margin, as defined in the agreement. The principal was to mature on July 11, 2004. Net proceeds from the sale of real estate, machinery and equipment of the Company and its domestic subsidiaries must be applied to the reduction of the Term Loan principal, subject to certain exceptions as defined in the agreement. Other restrictions and financial covenants, including the March 1, 2002 amendment, contained in the Term Loan are consistent with those in the Revolving Facility. As of December 31, 2002, Unitrin, Inc., a significant shareholder of the Company, has committed to and funded $6.8 million of the Term Loan (See Note M).

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

For the period from June 30, 1999 to February 8, 2001, the Company sold interests in a revolving pool of its trade accounts receivable to a financial institution that issues short-term debt backed by receivables acquired in similar transactions. In connection with the Company's refinancing activities, on February 8, 2001, these arrangements were terminated and the Company repurchased the financial institution's interest in the pool of trade receivables for approximately $90.5 million in cash. Costs associated with the accounts receivable securitization agreements are classified as selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, such costs were $0.9 million and $7.3 million, respectively. No such costs were incurred in the year ended December 31, 2002.

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

Net interest expense comprises the following (thousands of dollars):

	Year Ended December 31,
	2002	2001	2000
Interest expense	$23,434	$32,877	$33,948
Interest income	(2,845)	(2,951)	(3,388)

Net interest expense	$20,589	$29,926	$30,560

The Company made interest payments of $21.8 million, $32.0 million, and $34.2 million in the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized interest costs for each year presented were not material.

At December 31, 2002 and 2001, the Company's fixed rate debentures had a carrying value of $200.0 million and estimated fair market value of $166.0 and $120.0 million, respectively, based on recent market trade values. The carrying values of the variable rate borrowings, including the Term Loan and industrial revenue bonds, approximate fair value because they bear interest at market rates currently available to the Company. Fair values of the Company's accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The Company also has letter-of-credit reimbursement agreements primarily related to the Company's performance on contracts with customers totaling a maximum amount of $25.1 million at December 31, 2002. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

Note C: Accounts Receivable and Inventories

Accounts receivable comprise the following (thousands of dollars):

	December 31,
	2002	2001
Trade receivables, net	$187,833	$219,580
Receivables related to long-term contracts
Amounts billed	61,499	61,122
Unbilled costs and accrued profit on progress completed and retentions	91,839	95,181

Accounts receivable, net	$341,171	$375,883

The unbilled costs and retentions at December 31, 2002 are expected to be entirely billed and collected during 2003.

Inventories comprise the following (thousands of dollars):

	December 31,
	2002	2001
Raw materials and work in process	$100,415	$146,545
Finished goods	23,406	28,115
Inventoried costs related to long-term contracts	32,210	36,397
Less progress billings	(17,563)	(21,630)

Inventories, net of progress billings	$138,468	$189,427

Note D: Property, Plant and Equipment

Property, plant and equipment comprise the following (thousands of dollars):

	December 31,
	2002	2001
Property, plant and equipment, at cost
Land	$15,067	$20,686
Buildings and improvements	77,465	91,739
Machinery and equipment	274,537	306,762

	367,069	419,187
Less accumulated depreciation	(240,133)	(245,051)

Net property, plant and equipment	$126,936	$174,136

Depreciation expense was $33.1 million, $43.7 million and $49.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	10-45 years
Building improvements	2-40 years
Machinery and equipment	2-15 years

As of December 31, 2002 and 2001, the Company deferred $7.0 million and $7.6 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 2002 (thousands of dollars):

Year Ending December 31,	Operating Leases
2003	$14,516
2004	11,360
2005	9,634
2006	8,041
2007	7,453
Thereafter	34,258

$85,262

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $21.7 million, $26.5 million and $33.1 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company received proceeds totaling approximately $18.2 million and $6.9 million in 2002 and 2001, respectively, from the sale of operating facilities and land. The Company received $6.7 million in 2000 on the sale-leaseback of operating facilities. The Company has no continuing financial involvement in the sale-leaseback properties other than future required lease payments.

Note E: Goodwill and Other Intangibles, Net

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. SFAS No. 142 became effective for the Company on January 1, 2002, at which time the Company ceased amortizing its goodwill. The Company performed the transitional fair value based impairment test and determined that as of January 1, 2002 none of the recorded goodwill was impaired. Also, in the fourth quarter 2002, in conjuction with the IAS restructuring plan, the Company performed a fair value based impairment test and determined that none of the recorded goodwill was impaired. Both fair value based impairment tests were based on a discounted cash flow model.

As of January 1, 2002, all of the Company's goodwill is allocated to its Integrated Production Systems ("IPS") segment. The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (thousands of dollars):

Goodwill:
Balance as of December 31, 2001	$71,362
Amount allocated to sale of business	(2,781)
Foreign currency translation adjustment	965

Balance as of December 31, 2002	$69,546

The following table sets forth net earnings (loss) and basic and diluted earnings (loss) per share, excluding goodwill amortization (thousands of dollars, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net earnings (loss)
Reported net earnings (loss)	$2,427	$(292,184)	$(39,802)
Add back: goodwill amortization, net of tax		10,774	14,008

Adjusted net earnings (loss)	$2,427	$(281,410)	$(25,794)

Basic and diluted earnings (loss) per share
Reported basic and diluted earnings (loss) per share	$0.04	$(5.14)	$(0.71)
Add back: goodwill amortization, net of tax, per share		0.19	0.25

Adjusted basic and diluted earnings (loss) per share	$0.04	$(4.95)	$(0.46)

SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company determined that as of January 1, 2002, the classification and useful lives of identifiable intangible assets continue to be appropriate.

The gross carrying amount and accumulated amortizable of the Company's amortized intangibles are as follows (thousands of dollars):

	December 31,
	2002	2001
Other Intangibles:
Gross carrying amount	$13,894	$23,159
Accumulated amortization	(8,095)	(7,411)

Other intangibles, net	$5,799	$15,748

During the year ended December 31, 2002, the Company's ADS segment sold to an unrelated party a portfolio of patents with a gross carrying amount of $3.7 million and accumulated amortization of $1.2 million (See Note J). Additionally, in the year ended December 31, 2002, the Company reclassified $6.2 million of intangible assets related to the 1997 Norand acquisition to deferred tax assets.

Amortization expense on intangible assets for the years ended December 31, 2002, 2001 and 2000 was $1.5 million, $2.6 million and $3.2 million, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (thousands of dollars):

Year Ending December 31,
2003	$776
2004	776
2005	679
2006	386
2007	386

Note F: Shareholders' Investment

Capital Stock

At December 31, 2002, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding and issuable for the year. Diluted earnings (loss) per share is computed using basic weighted-average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the "treasury stock" method.

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2002	2001	2000
Weighted-average common shares — Basic	57,820,978	56,851,291	55,713,692
Dilutive effect of unvested restricted shares and
stock options	793,290

Weighted-average shares — Diluted	58,614,268	56,851,291	55,713,692

At December 31, 2002, 2001 and 2000, employees and directors held options to purchase 4,104,585, 4,181,560 and 7,104,020 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the years ended December 31, 2001 and 2000, diluted weighted-average shares exclude 433,326 and 166,963, respectively, of weighted-average unvested restricted shares due to the Company reporting a net loss.

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

The 2002 Director Stock Option and Fee Plan (the "Director Plan") provides for the grant of stock options to the Company's non-employee directors. Under the Director Plan, stock options are granted annually at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their date of grant.

As of December 31, 2002, there were 1,942,467 shares available for grant under the Company's stock award plans. The following table summarizes changes in options outstanding and exercisable under the Company's stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
December 31, 1999	5,973,700	$16.67	1,570,002	$18.20
Granted	1,987,500	4.71
Canceled	(857,180)	15.88

December 31, 2000	7,104,020	13.42	2,402,486	17.56

Granted	78,500	4.25
Canceled	(3,000,960)	14.59

December 31, 2001	4,181,560	12.41	2,292,346	15.92

Granted	1,873,035	7.25
Exercised	(37,700)	4.18
Canceled	(479,330)	12.16

December 31, 2002	5,537,565	10.74	3,556,061	12.99

Outstanding stock option data as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$3.52 to $5.02	1,432,980	7.93	$4.19	593,220	$4.21
$5.38 to $7.84	1,821,935	7.02	7.27	840,935	7.22
$12.38 to $17.56	1,137,580	5.82	16.31	980,386	16.36
$18.81 to $22.00	1,145,070	4.87	18.92	1,141,520	18.92

	5,537,565			3,556,061

In August 2001, the Company extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of the Company's common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled, and 317,884 shares of restricted stock were issued under the Company's Stock Incentive Plans. The restricted shares vest over a three-year period, with one-third of the restricted shares vesting on each of the first three anniversaries of the exchange date. The tender offer resulted in variable accounting for all options subject to the offer until the options are cancelled, exercised or expired. As of December 31, 2002 and 2001, the Company had outstanding 58,100 and 68,250 options that are subject to the variable method of accounting, which requires the Company to record compensation expense when the market value of the Company's common stock exceeds the exercise price of the option. There was no compensation expense related to these options because the exercise price of these options exceeded market value.

In 2002, 2001 and 2000, the Company granted 1,590, 438,577 and 300,000 shares of restricted stock, respectively, under the provisions of the 1999 and 2001 Stock Incentive Plans. For the year ended December 31, 2002, the restricted stock was issued at market value at grant date of $7.38. For the years ended December 31, 2001 and 2000, the restricted stock was issued at weighted-average market values at the date of grant of $4.45 and $7.91 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period. For the years ended December 31, 2002, 2001 and 2000, deferred compensation was $0.6 million, $2.2 million and $2.3 million, respectively. For the years ended December 31, 2002, 2001 and 2000, compensation expense was $1.5 million, $1.8 million and $1.4 million, respectively.

In December 2001, certain officers of the Company made voluntary elections to receive a specific percentage of their 2001 incentive bonus and 2002 base salary in the form of stock options in lieu of cash. These officers received one option per dollar of cash compensation foregone. Options were granted with an exercise price equal to the market value on the date of grant, fully vested and have a term of five years. The Company issued 785,535 options during 2002 as a result of these elections.

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan ("ESPP") under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2002, 2001 and 2000, employees purchased 567,418, 865,609 and 928,312 shares, respectively. The weighted-average fair value of purchase rights granted in 2002, 2001 and 2000 was $1.70 per share, $1.38 per share and $2.66 per share, respectively. The fair values of the stock purchase rights were determined using the following weighted-average assumptions in 2002, 2001 and 2000, respectively; risk-free interest rate of 1.76%, 4.58% and 6.06%; expected life equal to the applicable offering periods for each year; and expected volatility of 55.66%, 56.48% and 49.39%. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model. As of December 31, 2002, there were 1,719,343 shares remaining available for sale to employees under the ESPP.

Pro Forma Compensation Cost Disclosure

As permitted by SFAS No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and basic and diluted loss per share for 2002, 2001 and 2000 would have been reduced (increased) to the pro forma amounts indicated as follows (thousand of dollars):

	Years Ended December 31,
	2002	2001	2000
Net earnings (loss) as reported	$2,427	$(292,184)	$(39,802)
Add stock compensation expense recorded under the intrinsic value method	1,472	1,806	1,372
Less pro forma stock compensation expense computed under the fair value method	(4,844)	(6,540)	(10,086)

Pro forma net loss	$(945)	$(296,918)	$(48,516)

Basic and diluted pro forma loss per share	$(0.02)	$(5.22)	$(0.87)

To determine the pro forma compensation expense, the Company used the Black Scholes option pricing model to determine the weighted-average fair value of options on the dates they were granted. The weighted-average fair value of option grants made during 2002, 2001 and 2000 was $3.81, $2.27 and $2.37, respectively. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above. The following weighted-average assumptions were applied in determining the pro forma compensation expense.

	2002	2001	2000
Risk-free interest rate	4.52%	4.75%	5.74%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	55.66%	56.48%	49.39%
Expected dividend yield	0.0%	0.0%	0.0%

Note G: Goodwill Impairment and Special Charges

Goodwill impairment and special charges comprise the following by reportable segment (thousands of dollars):

	Year Ended December 31,
	2002	2001
IPS Segment	$17,408	$44,815
AME Segment	10,786	34,155
ADS Segment		238,026
Corporate	6,393

Goodwill impairment and special charges	$34,587	$316,996

Throughout 2002 and 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. These actions resulted in charges for severance, plant closure costs and impairment of long-lived assets as follows:

IPS Segment:    In the fourth quarter 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity UNOVA Manufacturing Technologies ("UMT"). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action, which is expected to be substantially complete by December 31, 2003, resulted in a severance charge of $6.0 million for 319 employees and an early retirement charge of $4.2 million for 42 employees by the IPS segment. The related analysis of long-lived assets to be disposed of resulted in the non-cash charge for impairment of property, plant and equipment of $2.5 million in the IPS segment. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. As of December 31, 2002, the IPS segment had reduced its headcount by 154 employees and paid $1.4 million in severance.

In March 2002, the IPS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

During the second quarter 2001, the IPS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IPS units. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 217 employees totaling $3.0 million and a charge for other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

During the third quarter of 2001, the IPS segment initiated closure of an additional facility and consolidation of its operations into other IPS units. This action, which was substantially completed during the fourth quarter of 2001, resulted in a severance charge for 88 employees totaling $1.2 million and a charge for other plant closure costs of $0.4 million.

During the fourth quarter 2001, the IPS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in a severance charge for 39 employees totaling $0.9 million and a charge for other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of resulted in property, plant and equipment impairment charges of $4.3 million.

AME Segment:    In the fourth quarter 2002, as a result of the planned UMT merger, the AME segment recorded restructuring charges, including severance costs of $8.7 million for 364 employees and $0.4 million in plant closure costs. This reduction in headcount is in addition to 75 employees affected by the fourth quarter 2001 restructuring plan. The related review of long-lived assets to be disposed of resulted in the non-cash charge for impairment of equipment of $1.7 million. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. As of December 31, 2002 the AME segment had terminated 95 employees and paid $1.1 million in severance costs.

During the fourth quarter 2001, the AME segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan includes outsourcing of certain manufacturing activities, termination of employees and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and a charge for other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of December 31, 2002 the AME segment had terminated 12 employees and no severance costs had been paid.

In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook, and accordingly, the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off the remaining goodwill associated with its AME segment of $15.6 million. Additional non-cash charges of $9.8 million were recorded to reduce the book value of AME property, plant and equipment to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

ADS Segment:    During the fourth quarter 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in a severance charge for 42 employees totaling $1.5 million and a charge for lease termination and other closure costs of $5.9 million. All actions under this plan were substantially complete as of September 30, 2002.

In the third quarter 2001, in response to evidence of a recessionary environment, intensified by the September 11 attacks, the Company recorded non-cash charges to write off the remaining goodwill associated with the ADS segment of $222.0 million. Additional non-cash charges of $8.6 million were recorded to reduce the book value of ADS property, plant and equipment, to their estimated fair values. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

Corporate:    During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, expected to be substantially complete by June 2003, resulted in a severance charge for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million. In the fourth quarter 2002, an additional charge for other facility closure costs of $1.2 million was recorded. As of December 31, 2002, two employees had been terminated and amounts paid and charged against these accruals were not material.

Note H: Other Income

Reversion of Pension Plan Assets: In June 2001, the Company completed a partial settlement of its U.S. defined pension plan obligations, resulting in a net pre-income tax book gain of $75.1 million (See Note K).

Gain on Sale of Business: In June 2000, the Company sold the ADS segment's Amtech transportation systems operations ("Amtech") and received cash proceeds of approximately $88.0 million. The gain from the sale of Amtech was $44.7 million. The net assets and results of operations of Amtech are not material to the Company's consolidated financial statements.

Note I: Income Taxes

Earnings (loss) before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2002	2001	2000
United States	$19,166	$(296,568)	$(63,972)
Other Nations	(11,530)	4,384	(8,175)

Earnings (Loss) before Income Taxes	$7,636	$(292,184)	$(72,147)

Income taxes consist of the following provision (benefit) (thousands of dollars):

	Year Ended December 31,
	2002	2001	2000
Current:
U.S. taxes	$2,597	$2,142	$6,017
International taxes	4,727	3,519	2,395

Total Current	7,324	5,661	8,412

Deferred:
U.S. taxes	(1,359)	(5,650)	(41,545)
International taxes	(756)	(11)	788

Total Deferred	(2,115)	(5,661)	(40,757)

Provision (Benefit) for Income Taxes	$5,209	$—	$(32,345)

Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31
	2002	2001
Deferred tax assets:
Accrued expenses	$57,437	$58,947
Receivables and inventories	20,469	17,210
Other items	706	1,015

Total current deferred tax assets	78,612	77,172
Retiree medical benefits	16,668	14,510
Intangibles	2,483	6,945
Tax credit carryforwards	42,066	44,192
Deferred income	2,447	3,594
Net operating loss carryforwards	85,654	80,536

Total deferred tax assets	227,930	226,949
Valuation allowance	(32,663)	(21,848)

Net deferred tax assets	195,267	205,101

Deferred tax liabilities:
Pensions	(8,129)	(14,202)
Accelerated depreciation	(4,967)	(12,250)

Total deferred tax liabilities	(13,096)	(26,452)

Net deferred tax asset	$182,171	$178,649

Note I: Income Taxes (Continued)

The Company has available at December 31, 2002 a net operating tax loss carryforward in the United States of approximately $124.4 million that expires in 2020.

The Company has foreign tax credit carryforwards of $5.2 million and general business credit carryforwards of $36.8 million at December 31, 2002. The foreign tax credit carryforwards have expiration dates ranging from December 31, 2004 through December 31, 2007. The general business credit carryforwards have expiration dates ranging from December 31, 2010 through December 31, 2021.

At December 31, 2002, the Company has foreign net operating tax loss carryforwards of $117.9 million. Valuation allowances of $28 million and $21.8 million, as of December 31, 2002 and 2001, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. Included in the 2002 and 2001 valuation allowances is $3.5 million related to acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill. In 2002, an additional valuation allowance of $4.7 million has been provided for other deferred income tax benefits that are related to the foreign operations.

The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If the Company were to determine that it would not be able to realize in the future a portion of its net deferred tax asset for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision (benefit) for income taxes (thousands of dollars):

	Year Ended December 31,
	2002	2001	2000
Tax at U.S. statutory rate	$2,673	$(102,264)	$(25,251)
State income taxes net of federal benefit	578	340	210
Nondeductible goodwill	512	96,386	4,971
Nondeductible federal excise tax	—	12,299	—
Tax credits, extraterritorial income exclusion and FSC benefit	(1,820)	(7,840)	(5,394)
Foreign net earnings taxed at other than U.S. statutory rate	(6,481)	(1,043)	5,199
Recognition of capital losses	—	—	(16,913)
Repatriation of foreign earnings and related taxes	—	(230)	1,312
Valuation allowance	8,113	—	—
Other items	1,634	2,352	3,521

	$5,209	$—	$(32,345)

The Company made net tax payments of $1.2 million, $6.1 million and $11.3 million in the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has not provided for income taxes on undistributed earnings of foreign subsidiaries that the Company intends to reinvest permanently outside the United States; the total amount of such earnings was approximately $107.5 million at December 31, 2002. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. If remitted, such earnings would not result in any material tax liability in the United States because of available net operating loss carryforwards and foreign tax credits.

Note J: Intellectual Property Settlements

During 2002, the Company settled four intellectual property disputes regarding battery power-management patents. An additional settlement was reached regarding the same intellectual property in 2001. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant, positive impact on the Company's revenues and results of operations for the years ended December 31, 2002 and 2001.

In the fourth quarter 2002, the ADS segment sold a portfolio of wireless networking patents to Broadcom Corporation for $24 million.

Note K: Pension and Other Postretirement Benefit Plans

The Company has retirement and pension plans that cover most of its employees. Most of the Company's U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant's employment.

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

The following table sets forth the change in benefit obligations and plan assets of the Company's pension plans and the amounts recognized in the Company's balance sheets (thousands of dollars):

	2002		2001
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$79,859	$109,647	$209,884	$114,253
Service cost	11,498	3,770	12,667	4,082
Interest cost	5,928	6,832	12,696	7,106
Special termination benefits	4,746		8,950
Amendments			318
Plan participants' contributions	3,785	1,034	2,038	935
Actuarial loss (gain)	7,985	12,086	36,568	(6,515)
Benefits paid	(9,617)	(7,304)	(12,199)	(6,479)
Settlement impact on obligation			(191,063)
Foreign currency translation adjustment		12,869		(3,735)

Benefit obligation at end of year	$104,184	$138,934	$79,859	$109,647

Change in plan assets:
Fair value of plan assets at beginning of year	$101,316	$100,001	$572,782	$129,317
Actual return on plan assets	(16,886)	(5,630)	(85,099)	(21,033)
Plan participants' contributions	3,785	1,034	2,038	935
Employer contributions		1,750		1,088
Benefits paid	(7,495)	(7,304)	(10,884)	(6,479)
Purchase of annuity contracts			(201,814)
Reversion of surplus plan assets			(175,707)
Foreign currency translation adjustment		9,843		(3,827)

Fair value of plan assets at end of year	$80,720	$99,694	$101,316	$100,001

Funded status	$(23,464)	$(39,240)	$21,457	$(9,646)
Unrecognized net actuarial loss	35,397	40,661	485	10,009
Unrecognized prior service cost	5,656		6,380
Unrecognized transition asset	(299)	(1,360)	(556)	(1,314)
Adjustment to recognize minimum pension liability		(10,859)

Prepaid (accrued) pension cost	$17,290	$(10,798)	$27,766	$(951)

The U.S. plans in the preceding table include prepaid pension cost presented net of pension liabilities for unfunded plans. For these unfunded plans, in aggregate, as of December 31, 2002 and 2001, the accrued pension cost was $35.2 million and $31.5 million, the benefit obligation was $45.0 million and $39.7 million, and the accumulated benefit obligation was $36.3 million and $31.9 million, respectively.

Due primarily to poor market returns and a reduction in the discount rate used to determine the aggregate accumulated benefit obligation in 2002, at December 31, 2002, the aggregate accumulated benefit obligation of the non-U.S. plans of $110.9 million exceeds the aggregated fair value of plan assets. The Company recorded an adjustment of $10.9 million in 2002 to recognize the corresponding minimum liability, resulting in a reduction in shareholders' equity, net of taxes, of $7.6 million, which was charged to accumulated other comprehensive loss.

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

Actuarial assumptions used for the Company's U.S. defined benefit plans were as follows in 2002, 2001 and 2000, respectively: expected long-term rate of return on plan assets of 9.00%, 9.25% and 9.25%; weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of 6.75%, 7.25%, and 7.75%; and rate of increase in future compensation levels of 4.25%, 4.50% and 4.50%. Actuarial assumptions used for the Company's non-U.S. defined benefit plans, located in the U.K., for each of the years 2002, 2001 and 2000, respectively, were as follows: expected long-term rate of return on plan assets of 7.75%, 8.0% and 8.5%; discount rate used in determining the actuarial present value of the projected benefit obligation of 5.75%, 6.25% and 6.5%; and assumed rate of increase in future compensation levels of 3.25%, 3.5% and 4.0%. The Company has an additional defined benefit plan in Germany that covers retirees of an inactive subsidiary. There is no current participation in the plan and plan assets and benefit obligations are immaterial.

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and, at December 31, 2002 and 2001, include 31,475 shares of UNOVA common stock. Non-U.S. plan assets consist primarily of equity securities, U.K. government securities and corporate bonds.

In 2002, 2001 and 2000, the Company offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $4.7 million, $9.0 million and $4.9 million, respectively. A summary of the components of net periodic pension expense (income) for the Company's defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2002		2001		2000
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense (income):
Service cost	$11,498	$3,770	$12,667	$4,082	$12,081	$4,717
Interest cost	5,928	6,832	12,696	7,106	15,035	6,598
Expected return on plan assets	(11,238)	(9,650)	(31,244)	(10,756)	(34,616)	(9,772)
Amortization of prior service cost	724		708		366
Recognized net actuarial gain	(74)	(149)	(10,750)		(9,195)	(180)
Amortization of transition asset	(314)	(275)	(1,556)	(272)	(2,477)	(287)
Special termination benefits	4,746		8,950		4,862

	11,270	528	(8,529)	160	(13,944)	1,076
Settlement gain			(114,013)
Defined contribution plans	3,428	1,162	4,439	1,309	5,284	1,321

Net periodic pension expense (income)	$14,698	$1,690	$(118,103)	$1,469	$(8,660)	$2,397

Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets (thousands of dollars):

	December 31,
	2002	2001
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$60,776	$50,213
Service cost	847	715
Interest cost	4,183	3,821
Special termination benefits		2,542
Actuarial loss	3,098	6,397
Benefits paid	(3,949)	(2,912)

Benefit obligation at end of year	$64,955	$60,776

Funded status	$(64,955)	$(60,776)
Unrecognized net actuarial loss	20,629	18,241
Unrecognized transition obligation	1,744	1,887

Accrued postretirement benefit obligation	$(42,582)	$(40,648)

A summary of the Company's net periodic postretirement benefit cost is as follows (thousands of dollars):

	Year Ended December 31,
	2002	2001	2000
Components of net periodic postretirement benefit cost:
Service cost	$847	$715	$932
Interest cost	4,183	3,821	2,859
Recognized actuarial loss and transition obligation	853	571	143
Special termination benefits		2,542	1,501

Net periodic postretirement benefit cost	$5,883	$7,649	$5,435

Actuarial assumptions used to measure the accumulated benefit obligation for other post retirement benefits include a discount rate of 6.75%, 7.25%, and 7.75% at December 31, 2002, 2001 and 2000, respectively. The assumed health care cost trend rate for fiscal year 2002 was 10.66% and is projected to decrease over 14 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate would result in an increase to the postretirement benefit obligation of approximately $5.9 million, while a one-percentage-point decrease results in a decrease in the obligation of $5.0 million.

Note L: Litigation, Commitments and Contingencies

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in the Company's warranty liability during the years ended December 31, 2002, 2001 and 2000 (thousands of dollars):

Warranty liability

	Year Ended December 31,
	2002	2001	2000
Beginning balance	$34,393	$29,319	$30,655
Payments	(18,892)	(24,326)	(26,669)
Increase in liability	19,773	26,654	25,113
Adjustments	(401)	2,746	220

Ending Balance	$34,873	$34,393	$29,319

Note M: Related Party Transactions

Included in other assets are amounts due from certain Company officers and other executives of $0.3 million and $0.9 million at December 31, 2002 and 2001, respectively.

During 2000 and the first half of 2001, the Company leased executive offices located in a building that was owned by the UNOVA Master Trust, an entity that holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Prior to the June 2001 transfer, rental expense under the provisions of this lease was $1.1 million in the year ended December 31, 2000 and $0.4 million in the year ended December 31, 2001. In April 2002, the Company sold the building to an independent buyer.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company's outstanding common shares, and various of its subsidiaries ("Unitrin") participates as a lender in the Term Loan. As of December 31, 2002, Unitrin had committed and funded $6.8 million of the $16.2 million outstanding under the Term Loan. Interest expense associated with amounts funded by Unitrin was $3.0 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively (See Note B). In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan.

Note N: Segment Reporting

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

Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Assets classified as corporate and other amounts consist of cash and cash equivalents, prepaid pension costs, deferred tax assets and other corporate assets. Operating activities are primarily product sales oriented. Export sales are not material. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Segment
(millions of dollars)

				Industrial Automation Systems
	Year Ended December 31,	Automated Data Systems		Integrated Production Systems		Advanced Manufacturing Equipment		Corporate and Other Amounts		Total
Revenues	2002	$744		$424		$145				$1,313
	2001	655		668		206				1,529
	2000	726		855		257				1,838
Operating profit (loss)	2002	110		(24	)(F)	(26	)(G)	$(32	)(H)	28
	2001	(253	)(B)	5	(C)	(56	)(D)	(33	)(E)	(337)
	2000	(87	)(A)	44		(7)		(36)		(86)
Capital expenditures	2002	6		2		2				10
	2001	8		4		3		0		15
	2000	20		7		2		3		32
Depreciation and amortization expense	2002	18		9		7		1		35
	2001	30		16		10		1		57
	2000	38		18		10		1		67
Total assets at year-end	2002	261		395		132		337		1,125
	2001	284		486		152		285		1,207
	2000	529		630		195		367		1,721

(A)
Excludes $44.7 million gain on sale of Amtech. (See Note H)

(B)
Includes goodwill impairment and special charges of $238.0 million (See Note G)

(C)
Includes goodwill impairment and special charges of $44.8 million (See Note G)

(D)
Includes goodwill impairment and special charges of $34.2 million (See Note G)

(E)
Excludes other income of $75.1 million (See Note H)

(F)
Includes special charges of $17.4 million (See Note G)

(G)
Includes special charges of $10.8 million (See Note G)

(H)
Includes special charges of $6.4 million (See Note G)

Revenues by geographic region are determined based on the location of the customer. No individual country, other than the United States, exceeds 10% of consolidated revenues. European long-lived assets relate primarily to the United Kingdom and Germany.

Operations by Geographic Area
(millions of dollars)

	Year Ended December 31,	United States	Europe	Other	Corporate and Other Amounts	Total
Revenues	2002	$817	$320	$176		$1,313
	2001	1,044	311	174		1,529
	2000	1,319	313	206		1,838
Long-lived assets at year-end	2002	165	38	3	$69	275
	2001	210	44	3	89	346
	2000	542	57	4	135	738

UNOVA, INC.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	Sales	Gross Profit	Net Earnings (Loss)		Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share	Common Stock Sales Price High/Low
	(millions of dollars, except per share amounts)
Year ended December 31, 2002
First Quarter	$292.4	$69.5	$(18.2	)(A)	$(0.32)	$(0.32)	$8.04	$4.95
Second Quarter	355.2	112.0	22.3		0.39	0.38	8.10	6.04
Third Quarter	329.9	107.5	14.3	(B)	0.25	0.24	6.35	4.51
Fourth Quarter	335.6	105.3	(16.0	)(C)	(0.27)	(0.27)	6.81	4.30
Year ended December 31, 2001
First Quarter	$403.0	$101.1	$(10.0)		$(0.18)	$(0.18)	$4.90	$2.64
Second Quarter	411.9	102.2	(2.8	)(D)	(0.05)	(0.05)	6.88	2.15
Third Quarter	358.9	90.5	(250.7	)(E)	(4.39)	(4.39)	6.74	3.60
Fourth Quarter	354.8	89.6	(28.7	)(F)	(0.50)	(0.50)	5.86	3.17

(A)
Includes special charges of $4.7 million (See Note G).

(B)
Includes special charges of $5.2 million (See Note G).

(C)
Includes special charges of $24.7 million (See Note G).

(D)
Includes net gain on reversion of surplus pension plan assets of $75.1 million, goodwill impairment of $31.0 million and special charges of $4.6 million (See Note G).

(E)
Includes charges for goodwill and long-lived asset impairment of $256.0 and special charges of $1.6 million (See Note G).

(F)
Includes special charges of $23.7 million (See Note G).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2002	$16,834	$4,467	$—	$(7,393)	$13,908
Year ended December 31, 2001	22,694	3,977	—	(9,837)	16,834
Year ended December 31, 2000	20,375	10,577	—	(8,258)	22,694

(A)
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
4.3
Security Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc., Intermec Technologies Corporation, R&B Machine Tool Company, J.S. McNamara Company, MM&E, Inc., Intermec IP Corp., and UNOVA IP Corp., as Grantors, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
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
4.9
Security Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems Inc., Intermec Technologies Corporation, R&B Machine Tool Company, J.S. McNamara Company, MM&E, Inc., Intermec IP Corp., and UNOVA IP Corp, as Grantors, and Special Value Investment Management, LLC, as Administrative Agent, filed as Exhibit 10.6 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
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
4.14
Resignation, Appointment and Acceptance agreement dated March 26, 2001 among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, (the "Prior Trustee"), National City Bank of Indiana, (the "Successor"), and UNOVA, Inc. (the ("Issuer") in relation to the Indenture dated as of March 11, 1998.*
4.15	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
4.16	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.

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
10.5	UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.6	Amendment No. 1 to the UNOVA, Inc. Director Stock Option and Fee Plan filed as Exhibit 10.13 to the Company's September 30, 1999 quarterly report on Form 10-Q, and incorporated herein by reference.
10.7
Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to UNOVA Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.

10.8
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
10.10
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
10.17
Amendment No. 4 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated July 11, 2000, filed as Exhibit 10.15 to the Company's June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.
10.18	UNOVA, Inc. Executive Severance Plan (As Amended November 18, 1999), filed as Exhibit 10.31 to the Company's 1999 annual report on Form 10-K, and incorporated herein by reference.
10.19
Board resolution dated July 25, 2000, amending the UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.23 to the Company's June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.
10.20
Form of Promissory Notes in favor of the Company given by certain officers and key employees, filed as Exhibit 10.14 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.21	UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit 10.17 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
10.22	UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.23
UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999 (the "1999 Proxy Statement"), and incorporated herein by reference.

10.24
UNOVA, Inc. 2001 Stock Incentive Plan, filed as Exhibit B to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.
10.25
Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company's September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.
10.26
Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.
10.27	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 1999 Proxy Statement, and incorporated herein by reference.
10.28	Amendment No. 1 to the UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 2002 Proxy Statement, and incorporated herein by reference.
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2003.*
99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2003.*

*
Copies of these exhibits are included in this Annual Report of Form 10-K filed with the Securities and Exchange Commission.