Form 10-Q
period 2003-03-31
UNOVA INC
filed 2003-05-13
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.

 (Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21900 Burbank Boulevard Woodland Hills, California www.unova.com	91367-7456
(Address of principal executive offices and internet site)	(Zip Code)

Registrant’s telephone number, including area code: (818) 992-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

On April 30, 2003 there were 58,688,895 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Sales and Service Revenues	$273,667	$292,381

Costs and Expenses
Cost of sales and service	197,210	217,366
Selling, general and administrative	77,715	73,942
Depreciation and amortization	7,165	9,002
Special charges	998	4,688

Total Costs and Expenses	283,088	304,998

Operating Loss	(9,421)	(12,617)

Interest, net	(3,862)	(5,541)
Loss before Income Taxes	(13,283)	(18,158)
Provision for Income Taxes	(1,600)	—

Net Loss	$(14,883)	$(18,158)

Basic and Diluted Loss per Share	$(0.25)	$(0.32)

Shares Used in Computing Basic and Diluted Loss per Share	58,413	57,547

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS

Current Assets
Cash and cash equivalents	$187,627	$178,269
Accounts receivable, net	293,601	341,171
Inventories, net of progress billings	139,962	138,468
Deferred tax assets	74,311	78,612
Other current assets	11,359	9,247

Total Current Assets	706,860	745,767

Property, Plant and Equipment, Net of Accumulated Depreciation of $245,422 (March 31, 2003) and $240,133 (December 31, 2002)	120,896	126,936
Goodwill and Other Intangibles, Net	75,411	75,345
Deferred Tax Assets	107,710	103,559
Other Assets	66,306	73,174

Total Assets	$1,077,183	$1,124,781

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities
Accounts payable and accrued expenses	$277,631	$286,715
Payroll and related expenses	62,290	72,211

Total Current Liabilities	339,921	358,926

Long-term Obligations	208,500	224,700
Other Long-term Liabilities	125,191	123,257

Shareholders’ Investment
Common stock	587	586
Additional paid-in capital	674,954	674,715
Accumulated deficit	(253,182)	(238,299)
Accumulated other comprehensive loss	(18,788)	(19,104)

Total Shareholders’ Investment	403,571	417,898

Total Liabilities and Shareholders’ Investment	$1,077,183	$1,124,781

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$178,269	$103,714

Cash Flows from Operating Activities:
Net loss	(14,883)	(18,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,165	9,002
Change in prepaid pension costs, net	1,894	1,184
Deferred taxes	454	2,119
Special charges	998	4,688
Changes in operating assets and liabilities:
Accounts receivable	48,241	1,585
Inventories	(1,482)	4,227
Other current assets	(2,133)	(798)
Accounts payable and accrued expenses	(6,693)	(31,287)
Payroll and related expenses	(10,571)	(6,691)
Other long-term liabilities	761	1,498
Other operating activities	2,254	1,498

Net Cash Provided by (Used in) Operating Activities	26,005	(31,133)

Cash Flows from Investing Activities:
Capital expenditures	(4,387)	(1,851)
Sale of property, plant and equipment	3,127	1,388
Proceeds from sale of business		1,609
Other investing activities	832	1,645

Net Cash (Used in) Provided by Investing Activities	(428)	2,791

Cash Flows from Financing Activities:
Repayment of long-term obligations	(16,200)	(1,700)
Other financing activities	(19)	(1,028)

Net Cash Used in Financing Activities	(16,219)	(2,728)

Resulting Increase (Decrease) in Cash and Cash Equivalents	9,358	(31,070)

Cash and Cash Equivalents at End of Period	$187,627	$72,644

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(8,775)	$(9,544)
Income taxes (paid) refunded	$(1,363)	$2,123

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                                      Basis of Presentation

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”) is a leading global supplier of automated data collection systems, wireless networks and mobile computing products for non-office applications and of manufacturing systems technologies primarily for the automotive, aerospace and heavy equipment industries. The Company is headquartered in Woodland Hills, California, and incorporated in the state of Delaware.

The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                                      Inventories, Net of Progress Billings

Inventories, net of progress billings comprise the following (thousands of dollars):

	March 31, 2003	December 31, 2002

Raw materials and work in process	$129,724	$132,625
Finished goods	22,954	23,406
Less progress billings	(12,716)	(17,563)

Inventories, net of progress billings	$139,962	$138,468

3.                                      Debt and Interest

As of March 31, 2003, the Company maintained two secured long-term credit facilities: a $200 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($23.5 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the related unamortized deferred financing costs of $0.7 million.

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at March 31, 2003, of $26.4 million under the Revolving Facility and £11.7 million ($18.3 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first quarter of 2003 and as of March 31, 2003, no borrowings were outstanding under either facility. As of March 31, 2003, the Company was in compliance with the financial covenants of each of these agreements.

On April 15, 2003, the Revolving Facility was amended to provide that proceeds from the sale of real estate, machinery and equipment can be utilized by the Company for its purposes, subject to a Liquidity Availability requirement as defined in the agreement. Previously, such proceeds were required to be applied to the reduction of the Term Loan. Effective April 29, 2003, as provided in the terms of the Revolving Facility, the Company exercised its right to reduce the amount of the committed facility by $100 million. This reduction of the committed facility had no impact on the Company’s borrowing capacity as of the effective date.

3.                                      Debt and Interest (continued)

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

Interest, net comprises the following (thousands of dollars):

	Three Months Ended March 31,
	2003	2002

Interest expense	$4,641	$6,302
Interest income	(779)	(761)

Interest, net	$3,862	$5,541

4.                                      Special Charges and Restructuring Activities

Special charges comprise the following by segment (thousands of dollars):

	Three Months Ended March 31,
	2003	2002

Industrial Automation Systems (“IAS”) Segment	$(717)	$(4,688)
Corporate	(281)

Special charges	$(998)	$(4,688)

IAS Segment: The following table summarizes the IAS restructuring activity during the three months ended March 31, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$13,572	$1,776	$15,348
Total charges	624	93	717
Cash payments	(2,987)	(125)	(3,112)

Accrual balance at March 31, 2003	$11,209	$1,744	$12,953

In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, UNOVA Manufacturing Technologies (“UMT”). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of

4.                                      Special Charges and Restructuring Activities (continued)

$4.2 million in the fourth quarter of 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. In the first quarter of 2003, IAS recorded additional severance charges of $0.6 million for 22 employees and $0.1 million for other plant closure costs. As of March 31, 2003, the IAS segment had reduced its headcount by 401 employees and paid $5.6 million in severance, cumulatively, in conjunction with this plan.  During the three months ended March 31, 2003, 174 employees were terminated and $3.0 million was paid in severance.

During the fourth quarter of 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of March 31, 2003, 31 employees had been terminated and $0.2 million in severance costs had been paid, cumulatively, in conjunction with this plan. During the three months ended March 31, 2003, 19 employees were terminated and $0.2 million was paid in severance.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Corporate: The following table summarizes the Corporate relocation activity during the three months ended March 31, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$2,008	$4,443	$6,451
Total charges		281	281
Cash payments	(87)	(533)	(620)

Accrual balance at March 31, 2003	$1,921	$4,191	$6,112

During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, expected to be substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. An additional charge of $0.3 million for other facility closure costs was recorded in the first quarter of 2003. As of March 31, 2003, four employees had been terminated and $0.1 million in severance costs had been paid, cumulatively. During the three months ended March 31, 2003, two employees were terminated and $0.1 million in severance costs were paid.

5.                                      Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit for the quarter is offset by a corresponding valuation allowance. For the three months ended March 31, 2002, the income tax benefit for the quarter is offset by a corresponding valuation allowance.

6.                                      Loss per Share and Shareholders’ Investment

Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

At March 31, 2003 and 2002, Company employees and directors held options to purchase 5,535,025 and 4,018,470 shares, respectively, of Company common stock that are excluded from the diluted weighted average shares computation because they would not have been dilutive. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the three month periods ended March 31, 2003 and 2002, diluted weighted average shares exclude 378,017 and 630,710 weighted average unvested restricted shares, respectively, because they would not have been dilutive, due to the Company reporting a net loss.

7.                                      Comprehensive Loss

The Company’s comprehensive loss amounts comprise the following (thousands of dollars):

	Three Months Ended March 31,
	2003	2002

Net loss	$(14,883)	$(18,158)
Change in equity due to foreign currency translation adjustments	316	(979)

Comprehensive loss	$(14,567)	$(19,137)

8.                                      Segment Reporting

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The former Integrated Production Systems (“IPS”) and Advanced Manufacturing Equipment (“AME”) segments are now combined and reported as the IAS segment due to the merger of Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems. The corresponding prior year period has been restated to be consistent with the new presentation of reportable segments. Segments are determined principally on the basis of their products and services.  The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation.  The IAS segment comprises the UNOVA Manufacturing Technologies division and the Landis Grinding Systems division.

Corporate and Other amounts include corporate operating costs and currency transaction gains and losses.  Intrasegment transactions have been eliminated and there are no material intersegment transactions.

Operations by Business Segment

(thousands of dollars)

	Three Months Ended March 31,
	2003	2002

Sales and Service Revenues
Automated Data Systems	$162,882	$140,325
Industrial Automation Systems	110,785	152,056

Total Sales and Service Revenues	$273,667	$292,381

Operating Loss
Segment Operating Profit (Loss)
Automated Data Systems	$9,002	$(734)
Industrial Automation Systems	(10,399)	(72)

Total Segment Operating Profit (Loss)	(1,397)	(806)

Corporate and Other	(7,026)	(7,123)
Special Charges	(998)	(4,688)

Total Operating Loss	$(9,421)	$(12,617)

9.                                      Related Party Transactions

Included in other assets at March 31, 2003 and December 31, 2002 are amounts due from certain Company officers and other executives totaling $0.3 million.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 22% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in the Term Loan. In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan, of which Unitrin had committed to and funded $6.8 million.  Interest expense associated with amounts funded by Unitrin was $0.1 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

10.                               Pro Forma Stock Compensation Cost

As permitted by SFAS No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net loss and basic and diluted loss per share for the three months ended March 31, 2003 and 2002, would have been as follows (thousand of dollars):

	Three Months Ended March 31,
	2003	2002

Net loss as reported	$(14,883)	$(18,158)
Add: stock compensation expense recorded under the intrinsic value method	214	476
Less: pro forma stock compensation expense computed under the fair value method	(1,090)	(1,633)

Pro forma net loss	$(15,759)	$(19,315)

Basic and diluted pro forma loss per share	$(0.27)	$(0.34)

11.                               Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.  The following table indicates the change in the Company’s warranty liability (thousands of dollars):

	Three Months Ended March 31,
	2003	2002

Beginning balance	$34,873	$34,393
Payments	(4,376)	(5,862)
Increase in liability	2,620	3,951
Adjustments	(650)	(109)

Ending Balance	$32,467	$32,373

12.                               Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement may affect the timing of expense recognition for the Company’s in-process and future restructuring activities.

12.                               Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions.  The adoption of this statement does not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that Variable Interest Entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the Variable Interest Entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.  The company is currently evaluating the impact this statement will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The former Integrated Production Systems (“IPS”) and Advanced Manufacturing Equipment (“AME”) segments are now combined and reported as the IAS segment due to the merger of Cincinnati Machine, Lamb Machining Systems, and Lamb Body & Assembly Systems. The corresponding prior year period has been restated to be consistent with the new presentation of reportable segments.  Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation. The IAS segment comprises the UNOVA Manufacturing Technologies ("UMT") division and the Landis Grinding Systems division. Sales and service revenues and segment operating profit (loss) for the three months ended March 31, 2003 and 2002, were as follows (thousands of dollars):

	Three Months Ended March 31,
	2003	2002

Sales and Service Revenues
Automated Data Systems	$162,882	$140,325
Industrial Automation Systems	110,785	152,056

Total Sales and Service Revenues	$273,667	$292,381

Operating Loss
Segment Operating Profit (Loss)
Automated Data Systems	$9,002	$(734)
Industrial Automation Systems	(10,399)	(72)

Total Segment Operating Profit (Loss)	(1,397)	(806)

Corporate and Other	(7,026)	(7,123)
Special Charges	(998)	(4,688)

Total Operating Loss	$(9,421)	$(12,617)

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the three months ended March 31, 2003, decreased $18.7 million, or 6%, compared with the corresponding prior year period. Total segment operating loss was $1.4 million for the three months ended March 31, 2003, compared to a segment operating loss of $0.8 million for the corresponding prior year period.

Automated Data Systems: ADS segment revenues increased $22.6 million, or 16%, to $162.9 million for the three month period ended March 31, 2003, compared to $140.3 million for the corresponding prior year period. The increase is primarily due to a 27% increase in systems and solutions revenues over the prior year period, primarily in international markets, followed by 12% and 2% increases in service and printer/media revenues, respectively. Geographically, revenue for North America increased 3%, EMEA (Europe, Middle East, and Africa) increased 31%, and the rest of the world, comprising Asia Pacific and Latin America, increased 71% compared to the corresponding prior year period. Approximately $7.0 million of the revenue increase is due to net changes in foreign currency exchange rates.

For the three months ended March 31, 2003, ADS reported an operating profit of $9.0 million, compared to an operating loss of $0.7 million for the corresponding prior year period. Cost control initiatives combined with the improved leverage from the increase in revenues have resulted in gross margin improvement of over two percentage points and a reduction in selling, general and administrative ("SG&A") expense as a percentage of sales of approximately four percentage points.

Industrial Automation Systems: IAS segment revenues decreased $41.3 million, or 27%, to $110.8 million for the three month period ended March 31, 2003, from $152.1 million for the three months ended March 31, 2002. The decline in revenue is due to a continuing global decline in capital spending, primarily in the North American automotive and worldwide aerospace industries. As a result of this weakness IAS reported greater operating losses for the three-month period ended March 31, 2003, of $10.4 million, compared to a $0.1 million loss in the corresponding prior year period.

Backlog for the IAS segment was $239.1 million at March 31, 2003, compared to $235.0 million at December 31, 2002. The IAS segment’s first quarter 2003 bookings of $114.7 million represent the first quarterly bookings to exceed revenue in three and one half years. However, bookings continue to be negatively impacted by delayed or canceled capital equipment investment by the U.S. automotive and worldwide aerospace industries and by weakness in the domestic machine tool market. The Company believes that increased capital equipment investment by its automotive customers will be necessary to facilitate introduction of new vehicles and engines. However, the timing of renewed capital equipment investment is unclear. The Company does not expect significant improvement in the near term, indicating projected lower IAS revenue in 2003 compared to 2002.

Costs and Expenses

Cost of sales and service decreased $20.2 million to $197.2 million for the three months ended March 31, 2003, from $217.4 million for the corresponding prior year period. The decrease reflects the lower sales volume for IAS and the two percentage point improvement in gross margins for ADS. Cost of sales and service as a percentage of sales decreased to 72.1% for the three months ended March 31, 2003, compared to 74.3% for the comparable period in 2002. The improvement in gross margin was primarily due to the higher ADS gross margins coupled with the change in revenue mix. ADS revenue in the first quarter of 2003 represents 60% of UNOVA revenue compared to 48% in the corresponding prior year period.

SG&A expense was $77.7 million for the three months ended March 31, 2003, compared with $73.9 million for the corresponding prior year period.  Sales and marketing expense in the ADS segment increased by $1.8 million due to the higher sales volume. SG&A expense for the three months ended March 31, 2003 includes a $0.7 million write-off of the unamortized deferred financing costs due to the January 2003 payoff and termination of the Term Loan.

Depreciation and amortization expense decreased $1.8 million to $7.2 million for the three months ended March 31, 2003, from $9.0 million for the corresponding prior year period primarily due to reduced property, plant and equipment balances from reduced capital expenditures, asset sales and IAS asset impairments in 2002.

Net interest expense was $3.9 million and $5.5 million for the three months ended March 31, 2003 and 2002, respectively, reflecting lower average debt during the first quarter of 2003 compared to the corresponding period in 2003.

Special Charges

IAS Segment:  In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating division, UNOVA Manufacturing Technologies. The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $4.2 million, also in the fourth quarter of 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. In the first quarter of 2003, IAS recorded additional severance charges of $0.6 million for 22 employees and $0.1 million for other plant closure costs. As of March 31, 2003, the IAS segment had reduced its headcount by 401 employees and paid $5.6 million in severance, cumulatively, in conjunction with this plan.  During the three months ended March 31, 2003, 174 employees were terminated and $3.0 million was paid in severance.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

During the fourth quarter of 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of March 31, 2003, 31 employees had been terminated and $0.2 million in severance costs have been paid, cumulatively, in conjunction with this plan. During the three months ended March 31, 2003, 19 employees were terminated and $0.2 million was paid in severance.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, expected to be substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. An additional charge of $0.3 million for other facility closure costs was recorded in the first quarter of 2003. As of March 31, 2003, four employees had been terminated and $0.1 million in severance costs had been paid, cumulatively. During the three months ended March 31, 2003, two employees were terminated and $0.1 million in severance costs were paid. In addition to the terminated employees, four employees have retired under a voluntary early retirement program.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit for the quarter is offset by a corresponding valuation allowance. For the three months ended March 31, 2002, the income tax benefit for the quarter is offset by a corresponding valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents increased to $187.6 million at March 31, 2003, from $178.3 million at December 31, 2002. Total debt decreased to $208.5 million at March 31, 2003, from $224.7 million at December 31, 2002. Net debt, defined as total debt less cash and cash equivalents, decreased $25.5 million to $20.9 million at March 31, 2003, compared to $46.4 million at December 31, 2001. The decrease in net debt primarily reflects cash generated from normal operations and the sale of certain long-lived assets.

As of March 31, 2003, the Company maintains two secured long-term credit facilities: a $200 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($23.5 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the remaining $0.7 million of related unamortized deferred financing costs.

The Company made no borrowings under the Revolving Facility or the UK Facility during the first quarter of 2003 and as of March 31, 2003, no borrowings were outstanding under either facility. As of March 31, 2003, the Company was in compliance with the financial covenants of each of these agreements.

On April 15, 2003, the Revolving Facility was amended to provide that proceeds from the sale of real estate, machinery and equipment can be utilized for by the Company for its purposes, subject to a Liquidity Availability requirement as defined in the agreement. Previously such proceeds were required to be applied to the reduction of the Term Loan.  Effective April 29, 2003, as provided in the terms of the Revolving Facility, the Company exercised its right to reduce the amount of the facility by $100 million.  This reduction of the committed facility had no impact on the Company's borrowing capacity as of the effective date.

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

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations and the sale of certain assets will provide adequate funding to meet its expected working capital, capital expenditure, and restructuring cost requirements for the next twelve months. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $26.4 million under the Revolving Facility and £11.7 million ($18.3 million) under the U.K. Facility, each as of March 31, 2003.

Contractual Obligations

The Company’s contractual commitments as of March 31, 2003, have not changed materially from those disclosed in Item 7 of the Company’s 2002 annual report on Form 10-K for the year ended December 31, 2002, except that the Term Loan, which had an outstanding balance of $16.2 million at December 31, 2002, was fully paid down and terminated in January 2003.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement affects the timing of expense recognition for in-process and future restructuring activities.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions.  The adoption of this statement does not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that Variable Interest Entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the Variable Interest Entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.   The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

All statements in this report that are not historical facts or that include such words as “expect,” “anticipate,” “project,” “estimate,” or “believe” or other similar words are forward-looking statements that the Company deems to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, but are not limited to, statements about the following:

•                  The anticipated demand for the Company’s products and services;

•                  Anticipated improvements of existing products and development of new products in the Company’s ADS segment;

•                  The Company’s view of the short- and long-term outlook for and trends in the markets for the Company’s products and services;

•                  The Company’s ability to

•                  meet its working capital and capital expenditure requirements;

•                  achieve its goals with respect to revenues and cost savings in each of its segments;

Forward-looking statements are not guarantees of future performance. Several factors govern whether the Company will or can achieve any forward-looking statement made in this report. Any one of these factors could cause the Company’s actual results to differ materially from those discussed in a forward-looking statement. The Company outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.unova.com. Such risk factors include, but are not limited to:

•                  Continued weakness in the automotive and aerospace markets could lead to reduced demand for the Company’s products.

•                  Technological changes and consequent market shifts, such as the automotive industry’s shift to flexible engineering, could adversely impact demand for the Company’s products and systems.

•                  Some of the Company’s competitors have greater financial and other resources than the Company and, as a result, may be able to adapt more quickly to market trends or price declines.

•                  If the Company is unable to obtain key components of its products from its current suppliers, the cost of manufacturing the Company’s products could increase, the Company might have to re-engineer some products, and delivery times of some of the Company’s products could be delayed.

•                  The Company’s inability to successfully manage the reorganization of its IAS segment and reduce its operating costs could have a material adverse effect on its financial condition.

•                  Political instability outside of the U.S. and hostility against U.S. companies in foreign jurisdictions could adversely affect the Company’s international operations.

•                  Changes in U.S. and foreign government regulations regarding radio emissions could adversely affect the Company’s ability to sell its ADS products or complete development of anticipated new products.

Readers should consider the foregoing risk factors in evaluating the Company’s ability to achieve expected results or objectives set forth in any forward-looking statement. In addition, readers should not place undue reliance on forward-looking statements in making investment decisions regarding the Company. The Company disclaims any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At March 31, 2003, the estimated fair value of the Company’s $200 million fixed interest rate debentures was approximately $172 million, compared to $166 million at December 31, 2002. Estimated fair value is determined by recent market trade values.

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations.  When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts.  At March 31, 2003, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $86.5 million, compared to $162.4 million at December 31, 2002.

Except as noted in the preceding paragraphs, as of March 31, 2003, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2002, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4.                           CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.                           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2003.*

	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2003.*

	*	Copies of these exhibits are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

(b)		Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/ Michael E. Keane

Michael E. Keane
Senior Vice President and
Chief Financial Officer

May 13, 2003

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

3.          Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

3.          Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13 , 2003

/s/ MICHAEL E. KEANE
Michael E. Keane
Chief Financial Officer