Form 10-Q
period 2003-06-30
UNOVA INC
filed 2003-08-13
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.

 (Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 36th Avenue West Everett, WA www.unova.com	98203-1264
(Address of principal executive offices and internet site)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 265-2400

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

On July 31, 2003 there were 59,340,114 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30,
	2003	2002

Sales and Service Revenues	$565,766	$647,630

Costs and Expenses
Cost of sales and service	402,448	455,266
Selling, general and administrative	151,679	151,695
Depreciation and amortization	14,138	17,832
Special charges	1,945	4,688
Total Costs and Expenses	570,210	629,481
Operating Profit (Loss)	(4,444)	18,149
Interest, net	(7,039)	(11,708)
Earnings (Loss) before Income Taxes	(11,483)	6,441
Provision for Income Taxes	(4,200)	(2,349)

Net Earnings (Loss)	$(15,683)	$4,092

Basic Earnings (Loss) per Share	$(0.27)	$0.07
Diluted Earnings (Loss) per Share	$(0.27)	$0.07

Shares Used in Computing Basic Earnings (Loss) per Share	58,444	57,565

Shares Used in Computing Diluted Earnings (Loss) per Share	58,444	58,542

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2003	2002

Sales and Service Revenues	$292,099	$355,249

Costs and Expenses
Cost of sales and service	205,238	237,900
Selling, general and administrative	73,964	77,753
Depreciation and amortization	6,973	8,830
Special charges	947	—
Total Costs and Expenses	287,122	324,483
Operating Profit	4,977	30,766
Interest, net	(3,177)	(6,167)
Earnings before Income Taxes	1,800	24,599
Provision for Income Taxes	(2,600)	(2,349)

Net Earnings (Loss)	$(800)	$22,250

Basic Earnings (Loss) per Share	$(0.01)	$0.39
Diluted Earnings (Loss) per Share	$(0.01)	$0.38

Shares Used in Computing Basic Earnings (Loss) per Share	58,474	57,582

Shares Used in Computing Diluted Earnings (Loss) per Share	58,474	58,612

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Current Assets
Cash and cash equivalents	$202,981	$178,269
Accounts receivable, net	296,443	341,171
Inventories, net of progress billings	140,286	138,468
Deferred tax assets	71,098	78,612
Other current assets	11,805	9,247
Total Current Assets	722,613	745,767
Property, Plant and Equipment, Net of Accumulated Depreciation
of $253,208 (June 30, 2003) and $240,133 (December 31, 2002)	118,109	126,936
Goodwill and Other Intangibles, Net	75,437	75,345
Deferred Tax Assets	112,947	103,559
Other Assets	63,363	73,174
Total Assets	$1,092,469	$1,124,781

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities
Accounts payable and accrued expenses	$286,847	$286,715
Payroll and related expenses	57,218	72,211
Total Current Liabilities	344,065	358,926
Long-term Obligations	208,500	224,700
Other Long-term Liabilities	125,877	123,257

Shareholders’ Investment
Common stock	593	586
Additional paid-in capital	677,826	674,715
Accumulated deficit	(253,982)	(238,299)
Accumulated other comprehensive loss	(10,410)	(19,104)
Total Shareholders’ Investment	414,027	417,898
Total Liabilities and Shareholders’ Investment	$1,092,469	$1,124,781

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$178,269	$103,714

Cash Flows from Operating Activities:
Net earnings (loss)	(15,683)	4,092
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,138	17,832
Change in prepaid pension costs, net	3,901	2,728
Deferred taxes	(1,658)	(336)
Special charges	1,945	4,688
Changes in operating assets and liabilities:
Accounts receivable	54,045	8,383
Inventories	277	3,720
Other current assets	(2,260)	2,560
Accounts payable and accrued expenses	(2,725)	(41,193)
Payroll and related expenses	(16,631)	(11,707)
Other long-term liabilities	189	2,868
Other operating activities	5,410	5,576
Net Cash Provided by (Used in) Operating Activities	40,948	(789)

Cash Flows from Investing Activities:
Capital expenditures	(7,814)	(4,478)
Sale of property, plant and equipment	4,187	15,464
Proceeds from sale of business		1,609
Other investing activities	1,163	2,252
Net Cash Provided by (Used in) Investing Activities	(2,464)	14,847

Cash Flows from Financing Activities:
Repayment of long-term obligations	(16,200)	(31,700)
Other financing activities	2,428	732
Net Cash Used in Financing Activities	(13,772)	(30,968)
Resulting Increase (Decrease) in Cash and Cash Equivalents	24,712	(16,910)
Cash and Cash Equivalents at End of Period	$202,981	$86,804

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(8,185)	$(12,774)
Income taxes paid	$(4,152)	$(487)

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                          Basis of Presentation

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”) is a leading global supplier of automated data collection systems, wireless networks and mobile computing products for non-office applications and of manufacturing systems technologies primarily for the automotive, aerospace and heavy equipment industries. The Company relocated its headquarters to Everett, Washington during the second quarter 2003. The Company is incorporated in the state of Delaware.

The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                          Inventories, Net of Progress Billings

Inventories, net of progress billings comprise the following (thousands of dollars):

	June 30, 2003	December 31, 2002

Raw materials and work in process	$139,460	$132,625
Finished goods	19,997	23,406
Less progress billings	(19,171)	(17,563)
Inventories, net of progress billings	$140,286	$138,468

3.                          Long-term Obligations and Interest, net

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($24.7 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the related unamortized deferred financing costs of $0.7 million.

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at June 30, 2003, of $13.0 million under the Revolving Facility and £7.6 million ($12.6 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first six months of 2003 and as of June 30, 2003, no borrowings were outstanding under either facility. As of June 30, 2003, the Company was in compliance with the financial covenants of each of these agreements.

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

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively.

Interest, net comprises the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Interest expense	$8,706	$12,965	$4,065	$6,663
Interest income	(1,667)	(1,257)	(888)	(496)
Interest, net	$7,039	$11,708	$3,177	$6,167

4.                          Special Charges and Restructuring Activities

Special charges comprise the following by segment (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Industrial Automation Systems (“IAS”) Segment	$(1,302)	$(4,688)	$(585)	$—
Corporate	(643)	—	(362)	—
Special charges	$(1,945)	$(4,688)	$(947)	$—

IAS Segment: The following table summarizes IAS restructuring activities during the six months ended June 30, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$13,572	$1,776	$15,348
Total charges	641	661	1,302
Cash payments	(5,281)	(837)	(6,118)
Accrual balance at June 30, 2003	$8,932	$1,600	$10,532

In the fourth quarter 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, UNOVA Manufacturing Technologies (“UMT”). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by

December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $4.2 million in the fourth quarter 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the six months ended June 30, 2003, IAS recorded additional severance charges of $0.6 for 23 employees and $0.7 million for other plant closure costs. As of June 30, 2003, the IAS segment had terminated 471 employees and paid $6.8 million in severance, cumulatively, in conjunction with this plan. During the six months ended June 30, 2003, 222 employees were terminated and $4.2 million in severance was paid in conjunction with this plan.

During the fourth quarter 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of June 30, 2003, 19 employees had been terminated and $1.0 million in severance costs had been paid, cumulatively, in conjunction with this plan, all occurring during the six months ended June 30, 2003.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Corporate: The following table summarizes Corporate relocation activities during the six months ended June 30, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$2,008	$4,443	$6,451
Total charges		643	643
Cash payments	(110)	(1,455)	(1,565)
Accrual balance at June 30, 2003	$1,898	$3,631	$5,529

During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete as of June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and relocation and other facility move costs of $3.2 million in the third quarter 2002. In the fourth quarter 2002, an additional accrual was recorded for relocation and other facility move costs of $1.2 million. Additional charges of $0.6 million for relocation and other facility move costs were recorded during the six months ended June 30, 2003. As of June 30, 2003, 12 employees had been terminated and $0.1 million in severance costs had been paid, cumulatively, of which 10 employee terminations and $0.1 million in severance payments occurred during the six months ended June 30, 2003.

5.                          Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit is offset by a corresponding valuation allowance. The provision for income taxes for the six and three months ended June 30, 2002, is primarily related to foreign and state taxes.

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

At June 30, 2003 and 2002, Company employees and directors held options to purchase 5,831,194 and 4,273,105 shares, respectively, of Company common stock that are excluded from the diluted weighted average shares computation because they would not have been dilutive. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the six and three month periods ended June 30, 2003, diluted weighted average shares exclude 446,786 and 515,555 weighted average unvested restricted shares, respectively, because they would not have been dilutive, due to the Company reporting a net loss.

7.                          Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net earnings (loss)	$(15,683)	$4,092	$(800)	$22,250
Change in equity due to foreign currency translation adjustments	8,694	12,509	8,378	13,488
Comprehensive earnings (loss)	$(6,989)	$16,601	$7,578	$35,738

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Sales and Service Revenues
Automated Data Systems	$341,922	$338,331	$179,040	$198,006
Industrial Automation Systems	223,844	309,299	113,059	157,243
Total Sales and Service Revenues	$565,766	$647,630	$292,099	$355,249

Operating Profit (Loss)
Segment Operating Profit (Loss)
Automated Data Systems	$30,497	$37,214	$21,495	$37,948
Industrial Automation Systems	(20,303)	(1,013)	(9,904)	(941)
Total Segment Operating Profit	10,194	36,201	11,591	37,007
Corporate and Other	(12,693)	(13,364)	(5,667)	(6,241)
Special Charges	(1,945)	(4,688)	(947)	—
Total Operating Profit (Loss)	$(4,444)	$18,149	$4,977	$30,766

9.                          Related Party Transactions

Included in other assets are amounts due from certain Company officers and other executives of $0.2 million and $0.3 million at June 30, 2003 and December 31, 2002, respectively.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in the Term Loan. In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan, of which Unitrin had committed to and funded $6.8 million. Interest expense associated with amounts funded by Unitrin was $0.1 million for the six months ended June 30, 2003, and $1.7 million and $0.7 million for the six and three months ended June 30, 2002, respectively.

10.                   Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net loss and basic and diluted loss per share for the three months ended June 30, 2003 and 2002, would have been as follows (thousand of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net earnings (loss) as reported	$(15,683)	$4,092	$(800)	$22,250
Add: stock-based compensation expense recorded under the intrinsic value method	588	947	375	471
Less: stock compensation expense computed under the fair value method, net of tax effect	(2,292)	(3,334)	(1,203)	(1,701)
Pro forma net earnings (loss)	$(17,387)	$1,705	$(1,628)	$21,020

Basic earnings (loss) per share:
As reported	$(0.27)	$0.07	$(0.01)	$0.39
Pro forma	$(0.30)	$0.03	$(0.03)	$0.37
Diluted earnings (loss) per share:
As reported	$(0.27)	$0.07	$(0.01)	$0.38
Pro forma	$(0.30)	$0.03	$(0.03)	$0.36

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

Product Warranty Liabilities

Beginning balance as of December 31, 2002	$34,873
Payments	(9,642)
Increase in liability	5,810
Adjustments	1,008
Ending Balance as of June 30, 2003	$32,049

12.                   Intellectual Property Settlements

During the second quarter 2003, the Company received compensation in relation to two settlements regarding certain of its intellectual property. Additionally, the Company received compensation in relation to another settlement in the second quarter 2002, regarding the same intellectual property. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant impact on the Company’s revenues and results of operations for the six and three months ended June 30, 2003 and 2002.

13.                   Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement may affect the timing of expense recognition for the Company’s in-process and future restructuring activities.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation does not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables.”  This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  The application of this consensus may impact the timing of the Company's revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance.  This consensus will be applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that variable interest entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company believes this statement will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The former Integrated Production Systems (“IPS”) and Advanced Manufacturing Equipment (“AME”) segments are now combined and reported as the IAS segment due to the merger of the Cincinnati Machine, Lamb Machining Systems, and Lamb Body & Assembly Systems divisions. The corresponding prior year period has been restated to be consistent with the new presentation of reportable segments. Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation. The IAS segment comprises the UNOVA Manufacturing Technologies (“UMT”) division and the Landis Grinding Systems division. Sales and service revenues and segment operating profit (loss) for the six and three months ended June 30, 2003 and 2002, were as follows (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Sales and Service Revenues
Automated Data Systems	$341,922	$338,331	$179,040	$198,006
Industrial Automation Systems	223,844	309,299	113,059	157,243
Total Sales and Service Revenues	$565,766	$647,630	$292,099	$355,249

Operating Profit (Loss)
Segment Operating Profit (Loss)
Automated Data Systems	$30,497	$37,214	$21,495	$37,948
Industrial Automation Systems	(20,303)	(1,013)	(9,904)	(941)
Total Segment Operating Profit	$10,194	$36,201	$11,591	$37,007

Corporate and Other	(12,693)	(13,364)	(5,667)	(6,241)
Special Charges	(1,945)	(4,688)	(947)	—
Total Operating Profit (Loss)	$(4,444)	$18,149	$4,977	$30,766

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the six months ended June 30, 2003, decreased $81.9 million, or 13%, compared with the corresponding prior year period. Total operating loss was $4.4 million for the six months ended June 30, 2003, compared to an operating profit of $18.1 million for the corresponding prior year period. During the second quarters of 2003 and 2002, the Company settled intellectual property ("IP") disputes regarding its smart battery patents.  The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant, positive impact on the Company’s revenues and results of operations for the six and three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003, product and service revenue decreased approximately $44 million, or 7%; however, the related operating profit increased $3.0 million from the prior year comparable period.

Total sales and service revenues for the three months ended June 30, 2003, decreased $63.2 million, or 18%, compared with the corresponding prior year period. Total segment operating profit was $5.0 million for the three months ended June 30, 2003, compared to a segment operating profit of $30.8 million for the corresponding prior year period. Second quarter 2003 product and service revenue decreased approximately $25 million, or 8%; however, the related operating profit increased $2.8 million from the prior year comparable quarter.

Automated Data Systems: ADS segment revenues for the six and three month periods ended June 30, 2003 were $341.9 million and $179.0 million, respectively. This compares to revenues of $338.3 million and $198.0 million for the same periods in 2002. ADS revenues increased 1.1% and decreased 9.6% for the six and three month periods ended June 30, 2003, respectively, compared to corresponding prior year periods. The six and three months ended June 30, 2003 and 2002 include significant revenue and operating profit related to IP settlements. In the second quarter 2003, IP settlements resulted in $7.2 million of revenues and $5.3 million in operating profit, a $28.2 million decrease in IP-related operating profit from the comparable prior year period.

ADS product and service revenue for the six and three months ended June 30, 2003 increased 14.1% and 12.3%, respectively, from the prior year comparable period. The 12.3% increase in product and service revenue for the three months ended June 30, 2003 is primarily due to an 11.5% increase in systems and solutions revenues over the same prior year period, primarily in international markets, followed by 16.1% and 11.4% increases in service and printer/media revenues, respectively. Geographically, second quarter 2003 product and service revenue for North America decreased 3.6%, EMEA (Europe, Middle East, and Africa) increased 40.4%, and the rest of the world, comprising Asia Pacific and Latin America, increased 49.5% compared to the corresponding prior year period. Favorable foreign exchange rates contributed approximately $9.0 million of the revenue increase from the comparable prior year quarter.

For the six and three months ended June 30, 2003, ADS reported an operating profit of $30.5 million and $21.5 million, respectively, compared with operating profit of $37.2 million and $37.9 million in the corresponding prior year periods. ADS product and service operating profit of $25.9 million and $16.2 million for the six and three months ended June 30, 2003 resulted in operating margins of 7.8% and 9.4%, respectively, compared to related operating margins of 1.2% and 2.9% for the comparable prior year periods. In the second quarter 2003, cost control initiatives combined with the improved leverage from the increase in product and service revenues resulted in a related gross margin improvement of 1.8 percentage points and a reduction in selling, general and administrative (“SG&A”) expense of 4.7 percentage points from the comparable quarter of 2002.

Industrial Automation Systems: IAS segment revenues decreased $85.5 million, or 27.7%, and $44.2 million, or 28.1% for the six and three month periods ended June 30, 2003, respectively, compared with corresponding prior year periods. The decline in revenue is due to continuing global weakness in capital spending, primarily in the North American automotive and worldwide aerospace industries. As a result of this weakness, IAS operating losses for the six and three months ended June 30, 2003 were $20.3 million and $9.9 million, compared to operating losses of $1.0 million and $0.9 million for the same periods in 2002.

Backlog for the IAS segment was $286 million at June 30, 2003, compared to $235 million at December 31, 2002. The IAS segment’s second quarter 2003 bookings of $154 million, which were 36% higher than revenue for the quarter, resulted in the first major increase in backlog in more than three and one half years.  During the quarter, IAS booked significant orders to supply a complete engine machining and assembly system to Hyundai Motor Manufacturing Alabama, LLC.   However, bookings continue to be negatively impacted by delayed or canceled capital equipment investment by the U.S. automotive and worldwide aerospace industries and by weakness in the domestic machine tool market. The Company believes that increased capital equipment investment by its automotive customers will be necessary to facilitate introduction of new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect significant improvement in the near term, indicating projected lower IAS revenue in 2003 compared to 2002.

Costs and Expenses

Cost of sales and service decreased $52.8 million, or 12%, from $455.3 million for the six months ended June 30, 2002 to $402.4 million for the same period in 2003 and decreased $32.7 million, or 14%, from $237.9 million for the three months ended June 30, 2002, to $205.2 million for the same period in 2003. The decreases reflect the lower sales volume for IAS and a two percentage point improvement in gross margins for ADS in the three and six months ended June 30, 2003, compared to the corresponding prior year periods. Cost of sales and service as a percentage of sales increased to 71.1% and 70.3% for the six and three months ended June 30, 2003, compared to 70.3% and 67.0% for the six and three months ended June 30, 2002. The increase was due to the impact of the IP settlements in the second quarters of 2003 and 2002.

Product and service cost of sales as a percentage of related revenue decreased to 71.4% and 71.6% for the three and six months ended June 30, 2003, respectively, compared to 73.0% and 73.7% for the comparable prior year periods. The improvement in gross margin was primarily due to the higher ADS gross margins coupled with the change in revenue mix. ADS product and service revenue for the quarter ended June 30, 2003 represents 60% of total UNOVA product and service revenue compared to 49% in the corresponding prior year period.

Selling, general and administrative ("SG&A") expenses were $151.7 million and $74.0 million for the six and three months ended June 30, 2003, respectively, compared with SG&A expenses of $151.7 million and $77.8 million for the corresponding prior year period.

Depreciation and amortization expense decreased $3.7 million and $1.8 million for the six and three months ended June 30, 2003, respectively, to $14.1 million and $7.0 million from $17.8 million and $8.8 for the corresponding prior year periods.  The decreases are primarily due to lower property, plant and equipment balances from reductions in capital expenditures, asset sales and IAS asset impairments in 2002.

Net interest expense was $7.0 million and $3.2 million for the six and three months ended June 30, 2003, respectively, compared to $11.7 million and $6.2 million for the same periods in 2002, reflecting lower average debt and higher cash and cash equivalent balances during the related periods ended June 30, 2003 compared to the corresponding prior year periods.

Special Charges

IAS Segment:  In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, UNOVA Manufacturing Technologies (“UMT”). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $4.2 million in the fourth quarter of 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the six months ended June 30, 2003, IAS recorded additional severance charges of $0.6 for 23 employees and $0.7 million for other plant closure costs. As of June 30, 2003, the IAS segment had terminated 471 employees and paid $6.8 million in severance, cumulatively, in conjunction with this plan. During the three and six months ended June 30, 2003, 67 and 222 employees were terminated and $1.5 million and $4.2 million was paid in severance, respectively.

During the fourth quarter of 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of June 30, 2003, 19 employees had been terminated and $1.0 million in severance costs had been paid, cumulatively, in conjunction with this plan. During the three months ended June 30, 2003, no employees were terminated and $0.8 million was paid in severance.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $0.6 million for facility move and employee relocation expense were recorded in the six months ended June 30, 2003. As of June 30, 2003, 12 employees had been terminated and $0.1 million in severance costs had been paid, cumulatively, of which 10 employee terminations and $0.1 million in severance payments occurred during the six months ended June 30, 2003.

Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit is offset by a corresponding valuation allowance. The provision for income taxes for the six and three months ended June 30, 2002, is primarily related to foreign and state taxes.

Liquidity and Capital Resources

Cash and cash equivalents increased to $203.0 million at June 30, 2003, from $178.3 million at December 31, 2002. Total debt decreased to $208.5 million at June 30, 2003, from $224.7 million at December 31, 2002. During the six months ended June 30, 2003, net debt, defined as total debt less cash and cash equivalents, decreased $40.9 million to $5.5 million, compared to $46.4 million at December 31, 2002. The decrease in net debt primarily reflects cash generated from normal operations, IP settlements and the sale of certain long-lived assets.

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($24.7 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the remaining $0.7 million of related unamortized deferred financing costs.

The Company made no borrowings under the Revolving Facility or the UK Facility during the first six months of 2003 and as of June 30, 2003, no borrowings were outstanding under either facility. As of June 30, 2003, the Company was in compliance with the financial covenants of each of these agreements.

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

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations and the sale of certain assets will provide adequate funding to meet its expected working capital, capital expenditure, and restructuring cost requirements for the next twelve months. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $13.0 million under the Revolving Facility and £7.6 million ($12.6 million) under the UK Facility, each as of June 30, 2003.

Contractual Obligations

The Company’s contractual commitments as of June 30, 2003, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2002, except that the Term Loan, which had an outstanding balance of $16.2 million at December 31, 2002, was fully paid down and terminated in January 2003.

Critical Accounting Policies

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation does not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21,“Revenue Arrangements with Multiple Deliverables”.  This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  The application of this consensus may impact the timing of the Company's revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance.  This consensus will be applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that variable interest entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

All statements in this report that are not historical facts or that include such words as “expect,” “project,” “estimate,” “believe,” “could,” “may” or “plan,” or other similar words are forward-looking statements that the Company deems to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, but are not limited to, statements about the following:

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

•                  successfully manage and complete large-scale industrial systems contracts for customers;

•                  successfully obtain critical components for its products;

•                  complete large-scale mobile computing installations;

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

•                  Technological changes and consequent market shifts, such as the automotive industry’s shift to flexible manufacturing, could adversely impact demand for the Company’s products and systems.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily from its long-term debt earnings on cash and cash equivalents. The Company has foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At June 30, 2003, the estimated fair value of the Company’s $200 million fixed interest rate debentures was approximately $187 million, compared to $166 million at December 31, 2002. Estimated fair value is determined by recent market trade values.

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. At June 30, 2003, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $105.8 million, compared to $162.4 million at December 31, 2002.

Except as noted in the preceding paragraphs, as of June 30, 2003, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2002, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4.               CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, held on May 8, 2003, a proposal to reelect to the Board of Directors three incumbent Class II directors, nominated to serve three-year terms that expire in 2006, as set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2003, was adopted by the votes indicated below:

Director/Nominee	For	Withheld

Steven B. Sample	54,603,725	765,007

William D. Walsh	54,177,535	1,191,197

Larry D. Yost	54,804,509	564,223

The terms of the following directors continued after the meeting: Larry D. Brady, Joseph T. Casey, Stephen E. Frank, Claire W. Gargalli and Allen J. Lauer.

ITEM 6.                           EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 13, 2003.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 13, 2003.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 13, 2003.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 13, 2003.*

* Copies of these exhibits are included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

(b)                     Reports on Form 8-K:

On April 29, 2003, the Company filed a Form 8-K in regards to its voluntary election to reduce the amount of its committed revolving facility by $100 million and an amendment to that facility.

On April 29, 2003, the Company filed a Form 8-K in regards to its press release announcing its financial results for the quarter ended March 31, 2003.

On June 4, 2003, the Company filed a Form 8-K in regards to its press release announcing the naming of Robert T. Smith as President of the Industrial Automation Systems segment.

On July 29, 2003, the Company filed a Form 8-K in regards to it press release announcing its financial results for the quarter ended June 30, 2003 and the naming of Lydia H. Kennard as the eighth independent member of its Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/	Michael E. Keane

Michael E. Keane
Senior Vice President and Chief Financial Officer

August 13, 2003