Form 10-Q
period 2003-09-30
UNOVA INC
filed 2003-11-13
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On October 31, 2003 there were 59,429,022 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Sales and Service Revenues	$821,734	$939,266

Costs and Expenses
Cost of sales and service	564,417	636,865
Selling, general and administrative	226,033	222,588
Depreciation and amortization	19,651	24,814
Special charges	2,933	9,888
Total Costs and Expenses	813,034	894,155
Operating Profit from Continuing Operations	8,700	45,111

Interest, net	(10,172)	(16,636)
Earnings (Loss) from Continuing Operations before Income Taxes	(1,472)	28,475
Provision for Income Taxes	(6,200)	(5,866)
Earnings (Loss) from Continuing Operations	(7,672)	22,609
Loss from Discontinued Operations	(9,346)	(4,206)

Net Earnings (Loss)	$(17,018)	$18,403

Basic Earnings (Loss) per Share
Continuing Operations	$(0.13)	$0.39
Discontinued Operations	(0.16)	(0.07)
Net Earnings (Loss) per share	$(0.29)	$0.32

Diluted Earnings (Loss) per Share
Continuing Operations	$(0.13)	$0.38
Discontinued Operations	(0.16)	(0.07)
Net Earnings (Loss) per share	$(0.29)	$0.31

Shares Used in Computing Basic Earnings (Loss) per Share	58,621	57,713

Shares Used in Computing Diluted Earnings (Loss) per Share	58,621	58,592

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2003	2002

Sales and Service Revenues	$278,024	$318,165

Costs and Expenses
Cost of sales and service	185,036	206,379
Selling, general and administrative	76,479	74,464
Depreciation and amortization	6,249	7,864
Special charges	988	5,200
Total Costs and Expenses	268,752	293,907
Operating Profit from Continuing Operations	9,272	24,258

Interest, net	(3,133)	(4,928)
Earnings from Continuing Operations before Income Taxes	6,139	19,330
Provision for Income Taxes	(2,000)	(3,517)
Earnings from Continuing Operations	4,139	15,813
Loss from Discontinued Operations	(5,474)	(1,502)

Net Earnings (Loss)	$(1,335)	$14,311

Basic Earnings (Loss) per Share
Continuing Operations	$0.07	$0.27
Discontinued Operations	(0.09)	(0.02)
Net Earnings (Loss) per share	$(0.02)	$0.25

Diluted Earnings (Loss) per Share
Continuing Operations	$0.07	$0.26
Discontinued Operations	(0.09)	(0.02)
Net Earnings (Loss) per share	$(0.02)	$0.24

Shares Used in Computing Basic Earnings (Loss) per Share	58,970	58,005

Shares Used in Computing Diluted Earnings (Loss) per Share	60,830	58,687

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Current Assets
Cash and cash equivalents	$226,264	$178,269
Accounts receivable, net	265,821	341,171
Inventories, net of progress billings	133,596	138,468
Deferred tax assets	68,269	78,612
Assets held for sale	30,022	—
Other current assets	8,944	9,247
Total Current Assets	732,916	745,767
Property, Plant and Equipment, Net of Accumulated Depreciation of $218,717 and $240,133	77,351	126,936
Goodwill and Other Intangibles, Net	75,236	75,345
Deferred Tax Assets	118,535	103,559
Other Assets	69,103	73,174
Total Assets	$1,073,141	$1,124,781

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities
Accounts payable and accrued expenses	$263,604	$286,715
Payroll and related expenses	61,633	72,211
Total Current Liabilities	325,237	358,926
Long-term Obligations	208,500	224,700
Other Long-term Liabilities	125,029	123,257

Shareholders’ Investment
Common stock	594	586
Additional paid-in capital	678,389	674,715
Accumulated deficit	(255,317)	(238,299)
Accumulated other comprehensive loss	(9,291)	(19,104)
Total Shareholders’ Investment	414,375	417,898
Total Liabilities and Shareholders’ Investment	$1,073,141	$1,124,781

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$178,269	$103,714

Cash Flows from Operating Activities:
Net (loss) earnings	(17,018)	18,403
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	20,618	26,107
Change in prepaid pension costs, net	4,697	4,269
Deferred taxes	(3,499)	1,434
Special charges	2,933	9,888
Changes in operating assets and liabilities:
Accounts receivable	84,972	33,805
Inventories	6,806	9,712
Other current assets	685	6,652
Accounts payable and accrued expenses	(19,382)	(75,772)
Payroll and related expenses	(13,475)	(4,115)
Other long-term liabilities	(1,331)	10,877
Other operating activities	1,082	4,802
Net Cash Provided by Operating Activities	67,088	46,062

Cash Flows from Investing Activities:
Capital expenditures	(14,072)	(7,043)
Sale of property, plant and equipment	8,157	17,199
Other investing activities	585	4,865
Net Cash (Used in) Provided by Investing Activities	(5,330)	15,021

Cash Flows from Financing Activities:
Repayment of long-term obligations	(16,200)	(52,800)
Other financing activities	2,437	771
Net Cash Used in Financing Activities	(13,763)	(52,029)
Resulting Increase in Cash and Cash Equivalents	47,995	9,054
Cash and Cash Equivalents at End of Period	$226,264	$112,768

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,352	$22,275
Income taxes paid (refunded)	$5,477	$(978)

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

2.                          Inventories, Net of Progress Billings

Inventories, net of progress billings comprise the following (thousands of dollars):

	September 30, 2003	December 31, 2002

Raw materials and work in process	$147,151	$132,625
Finished goods.	13,152	23,406
Less progress billings	(26,707)	(17,563)

Inventories, net of progress billings	$133,596	$138,468

3.                          Long-term Obligations and Interest, net

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($24.9 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the related unamortized deferred financing costs of $0.7 million.

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at September 30, 2003, of $17.9 million under the Revolving Facility and £8.3 million ($13.8 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first nine months of 2003 and as of September 30, 2003, no borrowings were outstanding under either facility. As of September 30, 2003, the Company was in compliance with the financial covenants of each of these agreements.

On April 15, 2003, the Revolving Facility was amended to provide that proceeds from the sale of real estate, machinery and equipment can be utilized by the Company for its business purposes, subject to a Liquidity Availability requirement as defined in the agreement. Previously, such proceeds were required to be applied to the reduction of the Term Loan. Effective April 29, 2003, as provided in the terms of the Revolving Facility, the Company exercised its right to reduce the amount of the committed facility by $100 million. This reduction of the committed facility had no impact on the Company’s borrowing capacity as of the effective date.

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

Interest, net comprises the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Interest expense	$12,767	$18,551	$4,061	$5,586
Interest income	(2,595)	(1,915)	(928)	(658)
Interest, net	$10,172	$16,636	$3,133	$4,928

4.                          Special Charges and Restructuring Activities

Special charges comprise the following by segment (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Industrial Automation Systems (“IAS”) Segment	$(2,120)	$(4,688)	$(818)	$—
Corporate	(813)	(5,200)	(170)	(5,200)
Special charges	$(2,933)	$(9,888)	$(988)	$(5,200)

IAS Segment: The following table summarizes IAS restructuring activities during the nine months ended September 30, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$13,572	$1,776	$15,348
Total charges	959	1,161	2,120
Cash payments	(8,835)	(1,517)	(10,352)
Accrual balance at September 30, 2003	$5,696	$1,420	$7,116

In the fourth quarter 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, UNOVA Manufacturing Technologies (“UMT”). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $4.2 million in the fourth quarter 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the nine months ended September 30, 2003, IAS recorded additional severance charges of $1.0 million for 71 employees and $1.1 million for other plant closure costs. As of September 30, 2003, the IAS segment had terminated 491 employees and paid $9.9 million in severance, cumulatively, in conjunction with this plan. During the nine months ended September 30, 2003, 242 employees were terminated and $7.3 million in severance was paid in conjunction with this plan.

During the fourth quarter 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of September 30, 2003, 71 employees had been terminated, 59 of whom were terminated in the nine months ended September 30, 2003.  In conjunction with this plan, $1.5 million in severance costs had been paid, cumulatively, all during the nine months ended September 30, 2003.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Corporate: The following table summarizes Corporate relocation activities during the nine months ended September 30, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2002	$2,008	$4,443	$6,451
Total charges		813	813
Cash payments	(381)	(2,762)	(3,143)
Accrual balance at September 30, 2003	$1,627	$2,494	$4,121

During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete as of June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and relocation and other facility move costs of $3.2 million in the third quarter 2002. In the fourth quarter 2002, an additional accrual was recorded for relocation and other facility move costs of $1.2 million. Additional charges of $0.8 million for relocation and other facility move costs were recorded during the nine months ended September 30, 2003. As of September 30, 2003, 17 employees had been terminated and $0.4 million in severance costs had been paid, cumulatively, of which 15 employee terminations and $0.4 million in severance payments occurred during the nine months ended September 30, 2003.

5.                          Loss on Discontinued Operations

During the third quarter 2003, in conjunction with the consolidation plan described in Note 4, the Company sold substantially all the assets and existing backlog of its Lamb Body and Assembly Systems division for cash of $16.9 million, which was approximately equal to the book value of the divested assets. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The results of operations for this division have been classified as discontinued operations.  The nine and three month periods ended September 30, 2002 have been reclassified to present this division as discontinued operations for comparative purposes.

Sales and Service Revenue from discontinued operations for the nine and three month periods ended September 30, 2003 were $32.8 million and $10.8 million, respectively, and $38.3 million and $11.7 million for the nine and three months ended September 30, 2002.  Losses from discontinued operations were $9.3 million and $5.5 million for the nine and three months ended September 30, 2003, including a $3.1 million loss on disposal. Losses from discontinued operations for the nine and three months ended September 30, 2002 was $4.2 million and $1.5 million, respectively. Losses from discontinued operations did not have a tax effect, as the Company’s tax benefits in 2002 and 2003 are offset by corresponding valuation allowances.

The Company’s consolidated balance sheet as of September 30, 2003 includes $8.1 million in current assets, including $1.8 million of net property, plant and equipment classified as assets held for sale, and $18.5 million in current liabilities pertaining to discontinued operations.

6.                          Provision for Income Taxes

The provision for income taxes for the nine and three months ended September 30, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit is offset by a corresponding valuation allowance. The provision for income taxes for the nine and three months ended September 30, 2002, is primarily related to foreign and state taxes.

7.                          Earnings (Loss) per Share and Shareholders’ Investment

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Weighted average common shares – Basic	58,620,941	57,713,285	58,969,540	58,005,298
Dilutive effect of unvested restricted shares and stock options	—	878,610	1,860,875	682,112
Weighted average shares – Diluted	58,620,941	58,591,895	60,830,415	58,687,410

At September 30, 2003 and 2002, Company employees and directors held options to purchase 5,726,932 and 4,169,005 shares, respectively, of Company common stock. For the nine month period ended September 30, 2003, diluted weighted average shares exclude 740,684 options for which the average market price of the Company’s common stock exceeds the exercise price as they would have been antidilutive due to the Company reporting a net loss. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. For the nine month period ended September 30, 2003, diluted weighted average shares exclude 476,236 weighted average unvested restricted shares because they would have been antidilutive due to the Company reporting a net loss.

8.                          Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net earnings (loss)	$(17,018)	$18,403	$(1,335)	$14,311
Change in equity due to foreign currency translation adjustments	9,813	13,800	1,119	1,291

Comprehensive earnings (loss)	$(7,205)	$32,203	$(216)	$15,602

9.                          Segment Reporting

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The former Integrated Production Systems (“IPS”) and Advanced Manufacturing Equipment (“AME”) segments are now combined and reported as the IAS segment due to the merger of the Cincinnati Machine and Lamb Machining Systems divisions. The corresponding prior year period has been restated to be consistent with the new presentation of reportable segments. Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation. The IAS segment comprises the UNOVA Manufacturing Technologies division and the Landis Grinding Systems division.

Corporate and Other amounts include corporate operating costs and currency transaction gains and losses. Intrasegment transactions have been eliminated and there are no material intersegment transactions.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Sales and Service Revenues
Automated Data Systems	$520,643	$536,797	$178,721	$198,466
Industrial Automation Systems	301,091	402,469	99,303	119,699
Total Sales and Service Revenues	$821,734	$939,266	$278,024	$318,165

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$52,674	$77,508	$22,177	$40,294
Industrial Automation Systems	(22,850)	(2,462)	(6,419)	(4,153)
Total Segment Operating Profit	29,824	75,046	15,758	36,141

Corporate and Other	(18,191)	(20,047)	(5,498)	(6,683)
Special Charges	(2,933)	(9,888)	(988)	(5,200)
Operating Profit from Continuing Operations	$8,700	$45,111	$9,272	$24,258

10.                   Related Party Transactions

Included in other assets are amounts due from certain Company officers and other executives of $0.2 million and $0.3 million at September 30, 2003 and December 31, 2002, respectively.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in the Term Loan. In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan, of which Unitrin had committed to and funded $6.8 million. Interest expense associated with amounts funded by Unitrin was $0.1 million for the nine months ended September 30, 2003, and $2.7 million and $0.6 million for the nine and three months ended September 30, 2002, respectively.

11.                   Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net loss and basic and diluted loss per share for the nine and three months ended September 30, 2003 and 2002, would have been as follows (thousand of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net earnings (loss) as reported	$(17,018)	$18,403	$(1,335)	$14,311
Add: stock-based compensation expense recorded under the intrinsic value method	1,082	1,289	494	342
Less: stock compensation expense computed under the fair value method, net of tax effect	(3,755)	(4,422)	(1,463)	(1,088)
Pro forma net earnings (loss)	$(19,691)	$15,270	$(2,304)	$13,565

Basic earnings (loss) per share:
As reported	$(0.29)	$0.32	$(0.02)	$0.25
Pro forma	$(0.34)	$0.26	$(0.04)	$0.23
Diluted earnings (loss) per share:
As reported	$(0.29)	$0.31	$(0.02)	$0.24
Pro forma	$(0.34)	$0.26	$(0.04)	$0.23

12.                   Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in the Company’s warranty accrual included in current liabilities (thousands of dollars):

Product Warranty Liabilities

Beginning balance as of December 31, 2002	$34,873
Payments	(16,098)
Increase in liability	9,266
Adjustments	2,474
Ending Balance as of September 30, 2003	$30,515

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material impact on the Company’s financial position or results of operations.

13.                   Intellectual Property Settlements

During the nine months ended September 30, 2003, the Company received compensation in relation to three settlements regarding certain of its intellectual property, two during the second quarter and one during the third quarter. Additionally, the Company received compensation in relation to three settlements during the nine months ended September 30, 2002, one in the second quarter and two in the third quarter, all regarding the same intellectual property. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant impact on the Company’s revenues and results of operations for the nine and three months ended September 30, 2003 and 2002.

14.                   Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement may affect the timing of expense recognition for the Company’s restructuring activities.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21,“Revenue Arrangements with Multiple Deliverables”.  This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  The application of this consensus may impact the timing of the Company’s revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance.  The Company applies this consensus prospectively to revenue arrangements entered on or after July 1, 2003. There was not a material impact on the timing of revenue recognition upon adoption.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that variable interest entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The former Integrated Production Systems (“IPS”) and Advanced Manufacturing Equipment (“AME”) segments are now combined and reported as the IAS segment due to the merger of the Cincinnati Machine and Lamb Machining Systems divisions. Corresponding prior year periods have been restated to be consistent with the new presentation of reportable segments. Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation. The IAS segment comprises the UNOVA Manufacturing Technologies (“UMT”) division and the Landis Grinding Systems division. Sales and service revenues and segment operating profit (loss) for the nine and three months ended September 30, 2003 and 2002, were as follows (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Sales and Service Revenues
Automated Data Systems	$520,643	$536,797	$178,721	$198,466
Industrial Automation Systems	301,091	402,469	99,303	119,699
Total Sales and Service Revenues	$821,734	$939,266	$278,024	$318,165

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$52,674	$77,508	$22,177	$40,294
Industrial Automation Systems	(22,850)	(2,462)	(6,419)	(4,153)
Total Segment Operating Profit	$29,824	$75,046	$15,758	$36,141

Corporate and Other	(18,191)	(20,047)	(5,498)	(6,683)
Special Charges	(2,933)	(9,888)	(988)	(5,200)
Operating Profit from Continuing Operations	$8,700	$45,111	$9,272	$24,258

Sales and Service Revenues and Segment Operating Profit (Loss)

Total sales and service revenues for the nine months ended September 30, 2003, were $821.7 million, a decrease of $117.5 million, or 13%, compared with the corresponding prior year period. Operating profit from continuing operations for the nine months ended September 30, 2003 was $8.7 million, a decrease of $36.4 million, compared with the corresponding prior year period. During the nine months ended September 30, 2003, the Company received compensation in relation to three settlements regarding certain of its intellectual property, two during the second quarter and one during the third quarter. Additionally, the Company received compensation in relation to three settlements during the nine months ended September 30, 2002, one in the second quarter and two in the third quarter, all regarding the same intellectual property. The terms of these settlements are confidential. Cash proceeds from these settlements resulted in a significant, positive impact on the Company’s revenues and results of operations for the nine and three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, product and service revenue decreased approximately $54.3 million, or 6%, compared with the corresponding prior year period. However, the related product and service operating profit increased $7.4 million from the prior year comparable period.

Total sales and service revenues for the three months ended September 30, 2003, were $278.0 million, a decrease of $40.1 million, or 13%, compared with the corresponding prior year period. Segment operating profit from continuing operations was $9.3 million for the three months ended September 30, 2003, compared with a segment operating profit from continuing operations of $24.3 million for the corresponding prior year period. Third quarter 2003 product and service revenue decreased $14.8 million, or 5%; however, the related operating profit increased $3.3 million from the prior year comparable quarter.

Automated Data Systems: ADS segment revenues for the nine and three month periods ended September 30, 2003 were $520.6 million and $178.7 million, respectively, representing decreases of 3% and 10% from revenues of $536.8 million and $198.5 million for the same periods in 2002. The nine and three months ended September 30, 2003 and 2002 include significant revenue and operating profit related to IP settlements. In the nine months ended September 30, 2003, IP settlements resulted in $13.8 million in operating profit, a $52.7 million decrease in IP related operating profit from the comparable prior year period.

ADS product and service revenue for the nine and three months ended September 30, 2003 increased 10.3% and 3.5%, respectively, from the prior year comparable period. For the three months ended September 30, 2003, systems and solutions revenues increased by 6.0%, service increased by 9.0% and printer/media decreased by 5.0% over the corresponding prior year period.  Geographically, third quarter 2003 product and service revenue for EMEA (Europe, Middle East, and Africa) increased 42.0%, North America decreased 4.0%, and the rest of the world, comprising Asia Pacific and Latin America, decreased 27.0% compared with the corresponding prior year period. Favorable foreign exchange rates contributed approximately $5 million of the revenue increase from the comparable prior year quarter.

For the nine and three months ended September 30, 2003, ADS reported an operating profit of $52.7 million and $22.2 million, respectively, compared with operating profit of $77.5 million and $40.3 million in the corresponding prior year periods. ADS product and service operating profit of $38.9 million and $12.9 million for the nine and three months ended September 30, 2003 resulted in operating margins of 7.7% for both periods, compared with related operating margins of 2.4% and 4.6%, respectively, for the comparable prior year periods. In the third quarter 2003, cost control initiatives combined with the improved leverage from the increase in product and service revenues resulted in a related gross margin improvement of three percentage points.

Industrial Automation Systems: IAS segment revenues from continuing operations decreased $101.4 million, or 25.2%, and $20.4 million, or 17.0% for the nine and three month periods ended September 30, 2003, respectively, compared with corresponding prior year periods. The decline in revenue is due to continuing global weakness in capital spending, primarily in the North American automotive and worldwide aerospace industries. As a result of this weakness, IAS operating losses for the nine and three months ended September 30, 2003 were $22.9 million and $6.4 million, respectively, compared with operating losses of $2.5 million and $4.2 million for the same periods in 2002.

Backlog for the IAS segment was $282.6 million at September 30, 2003, compared with $214.0 million at December 31, 2002, adjusted to exclude discontinued operations. Bookings continue to be negatively impacted by delayed or canceled capital equipment investment by the U.S. automotive and worldwide aerospace industries and by weakness in the domestic machine tool market. The Company believes that increased capital equipment investment by its automotive customers will be necessary to facilitate introduction of new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect significant improvement in the near term.

During the quarter ended September 30, 2003, IAS signed an alliance agreement with Shenyang, the largest machine tool supplier in China. The new partnership is expected to result in an increase in machine tool content from China and may result in an increase in bidding activities on diesel and large-volume gasoline engine programs in China.

Costs and Expenses

Cost of sales and service decreased $72.5 million, or 11.4%, from $636.9 million for the nine months ended September 30, 2002 to $564.4 million for the same period in 2003 and decreased $21.4 million, or 10.3%, from $206.4 million for the three months ended September 30, 2002, to $185.0  million for the same period in 2003. The decreases reflect the lower sales volume for IAS and ADS gross margin improvement of three and two percentage points in the three and nine months ended September 30, 2003, respectively, compared with the corresponding prior year periods. Cost of sales and service as a percentage of sales increased to 68.7% and 66.6% for the nine and three months ended September 30, 2003, compared with 67.8% and 64.9% for the nine and three months ended September 30, 2002. The increase was due to the impact of the difference in amounts of IP settlements in the second and third quarters of 2003 as compared with the same quarters of 2002.

Product and service cost of sales as a percentage of related revenue decreased to 69.5% and 68.5% for the three and  nine months ended September 30, 2003, respectively, compared with 72.3% and 71.4% for the comparable prior year periods. The improvement in gross margin was primarily due to the higher ADS gross margins coupled with the change in revenue mix. ADS product and service revenue for the quarter ended September 30, 2003 represents 63% of total UNOVA product and service revenue compared with 57% in the corresponding prior year periods.

Selling, general and administrative (“SG&A”) expenses were $226.0 million and $76.5 million for the nine and three months ended September 30, 2003, respectively, compared with SG&A expenses of $222.6 million and $74.5 million for the corresponding prior year period. The increase is primarily due to ADS growth.

Depreciation and amortization expense for the nine and three months ended September 30, 2003 were $19.7 million and $6.2 million, respectively, compared with $24.8 million and $7.9 million for the corresponding prior year periods. The decreases of  $5.1 million and $1.7 for the respective periods are primarily due to lower property, plant and equipment balances resulting from reductions in capital expenditures, asset sales and IAS asset impairments in 2002.

Net interest expense was $10.2 million and $3.1 million for the nine and three months ended September 30, 2003, respectively, compared with $16.6 million and $4.9 million for the same periods in 2002, reflecting lower average debt and higher cash and cash equivalent balances during the 2003 periods compared with the corresponding prior year periods.

Special Charges

IAS Segment:  In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, UNOVA Manufacturing Technologies (“UMT”). The plan includes the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which is expected to be substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment of property, plant and equipment of $4.2 million in the fourth quarter of 2002. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the nine months ended September 30, 2003, IAS recorded additional severance charges of $1.0 million for 71employees and $1.1 million for other plant closure costs. As of September 30, 2003, the IAS segment had terminated 491 employees and paid $9.9 million in severance, cumulatively, in conjunction with this plan. During the nine months ended September 30, 2003, 242 employees were terminated and $7.3 million in severance was paid in conjunction with this plan.

During the fourth quarter 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash plant and equipment impairment charges of $5.5 million. As of September 30, 2003, 71 employees had been terminated, 59 of whom which were terminated in the nine months ended September 30, 2003.  In conjunction with this plan, $1.5 million in severance costs had been paid, cumulatively, all during the nine months ended September 30, 2003.

In March 2002, the IAS segment sold its plastics extrusion equipment business (“Plastics”) resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $0.8 million for facility move and employee relocation expense were recorded in the nine months ended September 30, 2003. As of September 30, 2003, 17 employees had been terminated and $0.4 million in severance costs had been paid, cumulatively, of which 15 employee terminations and $0.4 million in severance payments occurred during the nine months ended September 30, 2003.

Provision for Income Taxes

The provision for income taxes for the nine and three months ended September 30, 2003, is primarily related to foreign and state taxes, as the domestic income tax benefit is offset by a corresponding valuation allowance. The provision for income taxes for the nine and three months ended September 30, 2002, is primarily related to foreign and state taxes.

Loss from Discontinued Operations

During the third quarter 2003, in conjunction with the consolidation plan described above, the Company sold substantially all the assets and existing backlog of its Lamb Body and Assembly Systems division for a price approximately equal to the book value of the divested assets. The transaction is accounted for and reported under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The results of operations for this division have been classified as discontinued operations. The nine and three month periods ended September 30, 2002 have been restated to present this division as discontinued operations.

Sales and Service Revenue from discontinued operations for the nine and three month periods ended September 30, 2003 were $32.8 million and $10.8 million, respectively, and $38.3 million and $11.7 million for the nine and three months ended September 30, 2002.  Losses from discontinued operations were $9.3 million and $5.5 million for the nine and three months ended September 30, 2003, including a $3.1 million loss on disposal. Losses from discontinued operations for the nine and three months ended September 30, 2002 was $4.2 million and $1.5 million, respectively. Losses from discontinued operations did not have a tax effect, as the Company’s tax benefits in 2002 and 2003 are offset by corresponding valuation allowances.

Liquidity and Capital Resources

Cash and cash equivalents increased to $226.3 million at September 30, 2003, from $178.3 million at December 31, 2002. Total debt decreased to $208.5 million at September 30, 2003, from $224.7 million at December 31, 2002. During the nine months ended September 30, 2003, net cash, defined as cash and cash equivalents less total debt, improved $64.2 million to $17.8 million, compared with $(46.4) million at December 31, 2002. The improvement in net cash primarily reflects cash generated from normal operations, IP settlements and the sale of certain long-lived assets.

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($24.9 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the “Term Loan”) and wrote off the remaining $0.7 million of related unamortized deferred financing costs.

The Company made no borrowings under the Revolving Facility or the UK Facility during the nine months of 2003 and as of September 30, 2003, no borrowings were outstanding under either facility. As of September 30, 2003, the Company was in compliance with the financial covenants of each of these facilities.

On April 15, 2003, the Revolving Facility was amended to provide that proceeds from the sale of real estate, machinery and equipment can be utilized by the Company for its business purposes, subject to a Liquidity Availability requirement as defined in the agreement. Previously, such proceeds were required to be applied to the reduction of the Term Loan. Effective April 29, 2003, as provided in the terms of the Revolving Facility, the Company exercised its right to reduce the amount of the committed facility by $100 million. This reduction of the committed facility had no impact on the Company’s borrowing capacity as of the effective date.

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

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations will provide adequate funding to meet its expected working capital, capital expenditure, and restructuring cost requirements for the next twelve months. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility. Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity of $17.9 million under the Revolving Facility and £8.3 million ($13.8 million) under the UK Facility, each as of September 30, 2003.

Contractual Obligations

The Company’s contractual commitments as of September 30, 2003, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2002, except that the Term Loan, which had an outstanding balance of $16.2 million at December 31, 2002, was fully paid down and terminated in January 2003.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement may affect the timing of expense recognition for the Company's restructuring activities.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  The application of this consensus may impact the timing of the Company’s revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance.  The Company applies this consensus prospectively to revenue arrangements entered on or after July 1, 2003. There was not a material impact on the timing of revenue recognition upon adoption.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 requires that variable interest entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

Forward-Looking Statements and Risk Factors

All statements in this report that are not historical facts or that include such words as “expect,”  “project,” “estimate,” “believe,” “could,” “may” or “plan” or other similar words are forward-looking statements that the Company deems to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, but are not limited to, statements about the following:

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

•                  Technological changes and consequent market shifts could adversely impact demand for the Company’s products and systems.

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

The Company is exposed to interest rate risk primarily from its long-term debt and earnings on cash and cash equivalents. The Company has foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

At September 30, 2003, the estimated fair value of the Company’s $200 million fixed interest rate debentures was approximately $192 million, compared with $166 million at December 31, 2002. Estimated fair value is determined by recent market trade values.

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. At September 30, 2003, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $145.4 million, compared with $162.4 million at December 31, 2002.

Except as noted in the preceding paragraphs, as of September 30, 2003, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2002, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

(b)                     Reports on Form 8-K:

On July 29, 2003, the Company filed a Form 8-K in regard to its press release announcing its financial results for the quarter ended June 30, 2003.

On September 10, 2003, the Company filed a Form 8-K in regard to its having amended an earlier purchase and sale agreement for its Cincinnati Oakley campus. Under terms of the amendment, the transaction is scheduled to close in the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC. (Registrant)

By	/s/	Michael E. Keane

Michael E. Keane
Senior Vice President and Chief Financial Officer

November 13, 2003