Form 10-K
period 2003-12-31
UNOVA INC
filed 2004-03-15
CIK 1044590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4647021 (I.R.S. Employer Identification No.)
6001 36th Avenue West Everett, Washington www.unova.com (Address of principal executive offices)	98203-1264 (Zip Code)

Registrant's telephone number, including area code: (425) 265-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $658.2 million. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $11.10.

On March 8, 2004, there were 60,496,776 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on From 10-K is herein incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on May 6, 2004.

UNOVA, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

UNOVA, Inc. and subsidiaries (the "Company" or "UNOVA") is a global technology company providing customers with integrated solutions for improving their efficiency and productivity. The Company has two reportable segments, Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). The IAS segment comprises the Cincinnati Lamb division and the Landis Grinding Systems division. For the years ended December 31, 2003, 2002 and 2001, UNOVA reported revenues of $1,122.6 million, $1,266.0 million and $1,428.1 million, respectively.

The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. ("WAI") on October 31, 1997. The Company is a Delaware corporation and its headquarters are located in Everett, Washington.

See Note N to the consolidated financial statements for financial information by reportable segment and by geographical area.

The address of the Company's website is www.unova.com. The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with the SEC.

Products and Services

Automated Data Systems

Intermec products and services include rugged mobile computing solutions, wireless and automated data collection systems for field, on-premises, and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS's rugged and robust systems, solutions and services enable Intermec's customers to more efficiently and effectively manage their supply chains and fulfillment activities. ADS accounted for 63%, 59% and 46% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively.

Intermec is headquartered in Everett, Washington and its major offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio; and internationally in the United Kingdom, the Netherlands, Sweden and France.

Scanners and Data Collection Systems:    Intermec develops bar code scanning and data collection products used primarily by non-office workers such as warehouse, delivery, manufacturing and other employees who operate outside the typical office environment. Product applications include work force automation; tracking of work in process and finished goods inventory through manufacturing, distribution and other commercial operations; and total asset visibility and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. The information collected, managed and exchanged by workers in these applications is often the most critical and the most susceptible to errors or omissions due to inaccurate keystrokes, illegible handwriting or overlooked transactions. The ability to efficiently capture and wirelessly transmit information real time means more streamlined business processes. Automating these business processes is key to consistent customer service and fulfillment execution. In addition, Intermec technologies are increasingly used for automating information exchange within supply chains and facilitating shipment and fulfillment of orders. Intermec's scanning and data collection products include rugged wireless handheld computers and terminals, wand scanners, imagers, linear and area imagers incorporating active pixel technology, and badge and laser scanners. They are able to read or collect data and move that data directly into standard ERP (enterprise resource planning), WMS (warehouse management systems) and other business applications. The Company also manufactures a large number of industrial handheld terminals for use in warehouses and industrial environments.

Intermec is a leader in the production of next generation item-tracking technology called RFID (radio frequency identification). Intermec markets a complete range of RFID tags, readers and related equipment, and services under the Intellitag trade name. RFID wirelessly communicates important product information between a tracking device, called an interrogator, and inexpensive "tags" comprising a computer chip and its antenna encased in a protective covering. RFID tags are programmed to contain identification, serial numbers, history and other attributes. Certain RFID tags, such as Intermec's Intellitag, contain read/write memory to allow updates and tag reuse. Unlike laser scanned bar codes, Intermec's RFID tags do not require "line of sight" to be read. Companies have expressed interest in using RFID technology as a tool to track pallets, cartons, containers and individual items through their entire supply chain or as an access security application. Intermec is working through alliances and with other companies to broaden customer access, create standards support on a global basis and integrate data from RFID collection systems into broader information systems.

Enterprise Wireless Networks Products & Services:    Intermec is a market leader in developing wireless Local Area Network ("LAN") software, systems and services. It was among the first companies to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. Starting in the early 1980s, the Company installed digital communication between mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering (IEEE) promulgated a new standard for high-speed network communication via wireless radio signal. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices. In the years since the standard was established, several large network equipment vendors have begun selling 802.11b wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports. Intermec is a Technology Solutions Integrator partner with CISCO and has extended its systems and devices to include CISCO technology and products.

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

The Company also created wireless LAN products that specifically address the security needs of its customers. Based on IEEE 802.11i and 802.1x security standards, MobileLAN secure™ is an integrated security solution for wireless LANs that builds standards-based security capabilities into all components of the wireless LAN, including access points, authentication server software and network interface cards. Intermec's tiered wireless access point product line cost-effectively addresses diverse wireless applications found in an enterprise—both in and out of the office. In 2002 Intermec extended its wireless solutions to support the CISCO wireless infrastructure, including the Company's industry leading Pocket PC line.

Mobile Computing Solutions:    The Company is a leader in delivering automated solutions comprising ruggedized hand-held and truck-mounted mobile computing systems and local area and wide-area wireless and wired data communication systems. The Company also develops and delivers handheld computer application software for designated markets and applications as well as communication and server systems to integrate the information into customers' enterprise management systems. Data capture devices and specialized peripherals and printer solutions are a part of the provided solution. To assist with the automation of business processes, Intermec provides extensive professional services, such as installation, maintenance, site security and systems integration. Intermec's comprehensive line of hand-held and vehicle-mounted computers combine Microsoft Windows®, Windows® CE and Pocket PC®, embedded Windows XP capability with scanning and IP (Internet Protocol) based data communication abilities. Intermec's product family ranges from low-cost, hand-held batch and wireless data collection devices to sophisticated pen-based computers with extensive wired and wireless network capabilities and flexible vehicle mount communication systems.

Intermec's "open systems" design philosophy delivers maximum product flexibility to customers with diverse application requirements. In combination with wireless communications, these mobile systems enable remote workers to have access to centralized computer applications and databases, to automate business processes to the point of transaction and to send and receive information on a real-time basis. This results in improved productivity, efficiency and accuracy of information. Intermec offers mobile computing application software that provides work force automation, customer level sales ordering, pricing and forecasting, and account settlement. Other software products manage workforce automation and order dispatching, total field asset visibility, real-time proof of delivery, and other critical customer information. The Company has approximately 20 years of experience in developing both hardware and software for mobile computing in the direct store delivery, or DSD market. This experience gives the Company insights that it believes are essential in developing and producing successful product offerings in other mobile computing markets such as field service and logistics operators.

Bar Code Label and Printing Solutions:    The Company's line of flexible "on demand" bar code printers ranges from low-cost light-duty models to heavy-duty industrial models that accommodate a wide array of printing widths, materials and label configurations. These printers attach directly to enterprise networks. A variety of specialty printers provide custom capabilities including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry.

Intermec's media products include pressure-sensitive bar code labels and thermal transfer ribbons which are sold to customers worldwide. Intermec's media products emphasize service and value-added technologies, such as the design and manufacture of specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Technologies/Trends: Intermec is consistently broadening the application of wireless networking, data capture and mobile computing by developing or integrating new technologies into its products. Recent examples include new high-speed wireless networking products such as 802.11a wireless LAN technology, incorporation of GPRS and CDMA wide-area wireless technologies into Pocket PC devices, new high performance rugged Windows CE and Pocket PC based computers, short range radio systems such as "Bluetooth", low-cost miniature linear image scan engines and new devices that use the Internet to simplify the management of wireless networks. Intermec continues to invest in and develop standards-based, low-cost RFID products for supply chain applications such as source tagging, shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. Intermec has also developed a complete range of products based on its RFID technology, comprising labels, printers, and scanners. A prominent industry organization serving the automotive sector has approved a new standard for RFID that is based upon certain of the Company's communications protocols for RFID. These standards manage communications between a host computer and an RFID tag. This new global standard is expected to be used in systems that will allow tire manufacturers and auto companies to track individual tires as they are manufactured, distributed and installed on new cars and trucks manufactured in North America. Intermec plans to offer its new technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems. Intermec RFID technology can incorporate and support emerging specifications from organizations such as ePC global and global international standard organizations.

Industrial Automation Systems

The Company's IAS segment, headquartered in Warren, Michigan, is a leading producer of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. IAS serves the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

In October, 2002 Cincinnati Lamb was formed through the combination of the business operations of Lamb Machining Systems, Lamb Body & Assembly and Cincinnati Machine to reduce costs, streamline decision making and maximize efficiency. Cincinnati Machine's high-tech aerospace machining and composites business and after-market Cincinnati PLUS™ service operations were moved to a UNOVA-owned facility in Hebron, Kentucky to maintain critical skills while reducing the high fixed costs associated with the former facility.

On September 5, 2003, the Company sold principally all of the assets and existing backlog of Lamb Body & Assembly Systems for approximately the net book value of the assets sold. The Company believes this sale will allow it to concentrate its efforts in the machine building and systems integration applications in which it has a global reputation. The Lamb Body & Assembly business was primarily focused on the North America transportation industry and was part of the IAS segment.

IAS products can be sold as stand-alone machines performing specific tasks, dedicated transfer lines offering low-cost benefits for high-volume production runs or as modular machining and grinding lines offering customers the flexibility for reconfiguration that a dedicated transfer line may not provide. To create a solution customized to a particular need, IAS engineering and sales professionals work closely with customers, especially in the product design and engineering phase. Early involvement in the process enables IAS to design manufacturing processes and equipment that reduce capital requirements, lower lifecycle costs, eliminate costly shop floor programming and improve productivity.

Major industrial manufacturers use one or more of the Company's stand alone products or the Company's dedicated and flexible/modular systems to make the following: powertrain components such as engine blocks, heads, connecting rods, camshafts and crankshafts; transmission parts and chassis components, including steering knuckles, rear-axle housings and brake calipers; and aerospace components and modules such as structural fuselage, wing and tail components as well as landing gear and engine parts.

Metal Cutting.    Manufacturing solutions designed and integrated by the Company range from stand-alone machines for light-duty, general-purpose metalworking to complete manufacturing solutions for high-variety or high-volume metal-cutting operations. Product lines include turning centers; vertical and horizontal machining centers; 5-axis and 5-sided machining centers; flexible machining cells; multi-spindle profilers; routers; high-speed, linear motor machines; non-synchronous, ring- or dial-transfer systems for low-volume requirements; modular, flexible systems for medium-volume production requirements; and dedicated modular transfer lines for high-volume production. The Company also designs and builds specialized assembly and/or testing equipment and systems for a variety of automotive manufacturing and other industries. This is not part of the Body & Assembly business that was sold in September 2003.

Precision Grinding and Abrasives.    The Company is an innovator in cylindrical grinding products and processes that improve accuracy and reliability in critical mechanical parts. For example, precision-ground camshafts and cam lobes for internal combustion engines translate into improved engine durability and performance, with lower emissions and better fuel economies. Precision-ground air compressor pistons result in lower friction and energy consumption in air conditioning systems. Superabrasive grinding wheels, electronic controls, high-precision, maintenance-free hydrostatic bearings and other state-of-the-art grinding technologies enable today's car manufacturers to machine parts with precision measured in the sub-micron range. Research into the processing of new materials has resulted in the development of ultra-high-precision grinding and finishing techniques. These advances are being applied to requirements of the microelectronics, computer, aerospace and optics industries for the manufacture of materials such as composites, silicon, glass and ceramics.

Aerospace and Composites.    In addition to offering the metal cutting machining centers described above, IAS is also the leading producer of automated composites processing systems to all key segments in industrial manufacturing. The largest market for these systems is the aerospace sector which utilizes high-speed, extremely accurate equipment for the production of composite components of all size and shape for the production of commercial, defense and space aircraft. As part of the Cincinnati Lamb merger, the production of horizontal machining centers and cells was combined with that of Lamb Technicon's similar product lines. IAS can now manufacture these products at both the Hebron, Kentucky and Windsor, Ontario facilities. The remaining aerospace, composite and aftermarket service business has been moved to a smaller, more operationally efficient facility.

Auto Body Assembly Systems.    Until September 2003, IAS designed and integrated automated systems to form, assemble and weld high-quality auto and truck bodies as well as other industrial products. Robotic systems are integrated with high-precision holding and alignment fixtures and high-volume welding equipment to produce components and subassemblies. This business was sold to enable IAS to concentrate its efforts on its core competency: building machining and grinding systems for global customers.

Technologies/Trends.    The IAS businesses continue to develop manufacturing technologies to broaden their product offerings and respond to manufacturers' needs for complete productivity solutions rather than simply equipment. New machining centers and systems have been introduced responding to the automotive and aerospace customers' needs to lower costs, improve productivity and reduce inventories. Management believes the Company will continue to lead in providing manufacturing solutions for emerging technologies such as machining compact graphite iron in the automotive industry and increased use of composites in the aerospace industry.

IAS's comprehensive life cycle support program, Cincinnati PLUS™, provides customers with the ability to lower their downtime and maintenance costs over the life of ownership. This program utilizes the internet to support service part sales, unit repair and exchange, field service, training, machine certification, preventive maintenance programs and complete rebuild/retrofit packages.

Business Strategy

The Company's strategy revolves around continued investment in technology, intellectual property, research and development and innovation; expanding and strengthening the product portfolio; providing integrated solutions; partnering with global industry leaders; delivering value to customers and working to reduce costs and improve profitability, market share and strength. The technology and innovation for which the Company focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications. Each of the Company's businesses offer integrated solutions as well as single products to their customers. Future growth in these businesses is expected to primarily result from expansion of the Company's existing operations and customer base. The Company's financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments, and other obligations, as well as the growth of the business.

Automated Data Systems

In the ADS market, potential customers seek to improve their control of inventory, equipment and other fixed assets, labor, sales and distribution costs to become more efficient within their markets. The integration of Internet e-commerce and real-time information driven by the increasing demand for more efficient and effective fulfillment systems has created increased opportunities and demand for technologies that improve levels of service and responsiveness.

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

Industrial Automation Systems

Industrial Automation Systems combines the engineering, manufacturing and business system infrastructure of two of the machine tool industry's most respected manufacturers—Cincinnati Machine and Lamb Technicon. In conjunction with the well-known Landis Grinding Systems operation, IAS offers technology-driven solutions to add value and productivity to the global manufacturing market.

For the IAS businesses, the Company will continue developing its existing customer base by seeking a greater role in integrating manufacturing technology to support customer needs. The ongoing development of the Company's systems and solutions offerings will depend primarily on the application of new technologies and products to support its position in this technology-driven market. The Company believes it has the necessary technical expertise to achieve this goal.

Customers have expressed a long-term strategy of consolidating their supplier base, favoring those companies that demonstrate superior engineering expertise, global integration, and the ability to manage and service large-scale projects. These market-driven changes have forced many smaller competitors to withdraw from the market or to reduce their participation. IAS has made several structural changes to its business over the last three years including closing facilities, selling operations, creating alliances and sourcing components from Eastern Europe and China. These actions have helped IAS survive the consolidation process and have positioned the business to take advantage of the trend to global manufacturing. Further, automakers and aircraft producers have announced plans to outsource the production of most major components to third-party suppliers. These third-party part suppliers, in many cases representing new customers to IAS, are interested in partnering with well-established suppliers offering cost effective, value-added solutions.

In 2002 and 2003, IAS established alliances with Asian and European machine tool partners to expand its customer base and access incremental sales opportunities among Asian and "transplant" automotive original equipment manufacturers ("OEM") and their suppliers. To date IAS has entered into five such partnerships that have generated incremental revenue and favorable bidding activities. Management believes these alliance agreements will continue to be a useful strategy to access business or to lower costs.

Under terms of the alliance agreements, IAS offers value-added process and design knowledge while partners provide both lower cost sources of manufacturing systems and a style of machine tool preferred by primarily Asian and transplant automotive OEMs and their suppliers. IAS also provides installation engineering and maintenance services within North America, skills and local market capabilities that are valued by the target customers.

Markets and Customers

Automated Data Systems

Because automated data systems represent technologies that can be utilized by a company of any size, the market is extensive. Market growth is driven by the global need for technologies and solutions that improve quality, productivity, and cost-efficiency in business and government, particularly through logistics automation, supply chain execution, ERP and e-commerce solutions. Worldwide coverage is accomplished through a dedicated sales and service organization in conjunction with two-tier distributors, resellers and independent software vendors. These partners extend Intermec coverage into broader applications and allow Intermec to cost effectively penetrate and grow the small and mid-sized business in core markets.

Through its application of technologies in the manufacturing, consumer goods, warehouse-distribution, transportation, retail (including direct store and destination delivery), health care, government, security and field services markets, ADS maintains a strong position in the global AIDC (Automated Information and Data Collection) market.

ADS sells and services its products through multiple sales and distribution channels: a direct field sales force that concentrates on large or complex systems sales, premier value-added resellers known as Honor's Partners that offer applications-specific solutions, alliances with major systems integrators and enterprise computing companies and distributors who provide value added services to the smaller independent software vendors and resellers. ADS's direct sales organization serves customers from offices throughout the Americas and Europe and in some selected countries outside these regions. Indirect sales channels include long-time preferred and non-exclusive relationships with value-added distributors and master resellers. Accessories, services and low cost transactional based business can be transacted over the web. Intermec has a field based business development function which assists with the opening of new market and emerging technology opportunities.

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

Additional international sales opportunities exist in countries where mobile computing practices and other applications are similar to those in the U.S. The extent of wireless systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation, and the wireless regulatory environment for wireless communication technologies. The major markets for printers and media are manufacturing, distribution, warehousing, transportation, health care, government, and other services.

Industrial Automation Systems

IAS participates in the automotive, aerospace and general manufacturing markets. Customers for IAS products include: (1) the global OEMs of passenger cars and light trucks and their suppliers, (2) global manufacturers of diesel engines for on-road, off-road and power generation, (3) commercial aircraft manufacturers and their suppliers, (4) defense contractors involved in manufacturing aircraft for military applications and (5) any manufacturing business involved in machining or grinding components to meet high tolerances and/or utilizing advanced metals.

IAS products can be sold as stand-alone applications, as part of a module or as a complete manufacturing system utilizing IAS equipment as well as pieces made by IAS suppliers. While any of these purchases involve the capital plans of IAS customers, typically the sale of complete systems are part of the strategic, long-term planning cycles driven by customers' competitive product issues and environmental compliance requirements. Sales of standardized machines are much more dependent upon general economic conditions. Investments by automotive customers are driven by model changes, competitive pressures, government regulations such as emission and fuel efficiency standards, and by the customers' own internal spending cycles. Investments by aerospace customers are primarily driven by new product development programs for commercial and defense aircraft. Investments in diesel engine manufacturing are primarily influenced by the infrastructure needs of emerging industrial nations and by the efficiency benefits diesel engines offer to heavy and light trucks and utility vehicles. The automotive, aerospace and general machine tool markets tend to be cyclical and dependent on manufacturing capacity utilization rates or significant increases in productivity.

Future growth in IAS will be dependent on its ability to market a full range of products and services to a global customer base and to expand into other industrial manufacturing markets. This strategy is supported by IAS's global management structure, providing unified marketing and product support of each primary business on a global basis.

Major customers of the IAS segment include U.S.-based Boeing Corporation, Briggs & Stratton, Caterpillar, Cummins, DaimlerChrysler, Ford, General Motors, Honeywell, Lockheed Martin, Navistar, Northrop Grumman, Parker Hannifin, and Raytheon; and Western Europe-based Airbus Espana, Alenia Aerospasio, Bombardier Shorts Brothers, BMW, British Aerospace, DaimlerChrysler, Fiat, Ford/Jaguar, Peugeot, Renault, Volkswagen, Volvo and the European subsidiaries of the large U.S. manufacturers. IAS has won major equipment contracts for the "transplant" manufacturing facilities of foreign OEMs. While the facilities are located in North America, they are owned by Japanese and Korean parent companies. Customers in this category include Hyundai and KIA. IAS also provides equipment to several different suppliers in the Chinese aircraft industry.

Competition

Strong competition exists in both the domestic and international markets for the Company's products and services. Products are sold and projects are won in the marketplace based on delivery, price, technology, capability, productivity, reliability and service.

Automated Data Systems

The market for AIDC/mobile computing systems is largely fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. The other major participant is Symbol Technologies, which acquired Telxon in 2000. Intermec also faces strong competition for single product lines from specialized suppliers, like Zebra, for printers or Hand Held Products for imagers.

The market for mobile computing and RF products is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand-held systems for route accounting applications. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol and Teklogix. Consumer personal digital assistants (PDAs) from suppliers such as Palm, Handspring, Hewlett Packard and Dell are potential competitors for certain non-mission critical, light-duty enterprise computing applications. Companies such as Cisco and Entersys compete in the wireless network business. On the printer side, Intermec faces competition from Zebra, Datamax, SATO and many others, depending on the geographic area.

Intermec competes primarily on the basis of its technology: integrated solutions, open-systems architecture, networking and communications expertise, applications software and value added service. Other attributes, such as level of sales and support services, and product functionality, performance, ruggedness and overall quality, are important for market success.

Industrial Automation Systems

While product quality and innovation are key competitive factors in winning market share, pricing is a major decision point in the global market of capital goods. IAS' strength is its ability to design reliable, efficient and cost-effective manufacturing solutions for customers to win orders amid strong competition.

The North American and European markets for high-volume production systems for engines and transmissions are divided among several major competitors and numerous smaller participants. Major competitors are Thyssen, Heller, Grob-Werke and Ex-Cello (each from Germany) and NTC (Japan). A former competitor, Ingersoll Milling, filed for bankruptcy protection during 2003 and was ultimately sold to a European group. The competitive landscape for IAS's individual machines varies based on product use. Competitors include Henry Line (Canada) and Forrest Line (France) in aerospace systems, Makino and Mazak (both Japan) in horizontal systems, and Fadal/Thyssen (North America), Haas (North America), Okuma (Japan) and Mori Seiki (Japan) in the market for lower-end vertical machining and turning centers or "value" machines.

In the worldwide market for high-precision grinding of engine parts, the Company has achieved a strong market position through innovative products that improve customer efficiency while reducing their capital costs. Major competitors are Koyo and Toyoda in Japan; the Schleifring Group and Junker in Germany; and Giustina in Italy.

Research and Development

Company-wide expenditures on research and development activities amounted to $56.7 million, $52.9 million and $65.8 million, substantially all of which was sponsored by the Company, in the years ended December 31, 2003, 2002 and 2001, respectively.

Patents and Trademarks

Over a period of years, the Company has secured a large number of patents, trademarks and copyrights relating to its manufactured products. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof. In December 2002 the Company assigned approximately 150 patents of the Company's portfolio which is presently in excess of 800 patents to Broadcom, Inc. The contract of assignment contained a license grant back to UNOVA to continue using all patents in the sale, manufacture and production of the Company's products. The Company believes this assignment to Broadcom does not have a material effect on the Company's business.

Seasonality and Backlog

Sales backlog was $327 million, $278 million and $364 million at December 31, 2003, 2002 and 2001, respectively. The operations of the Company are not seasonal to any appreciable degree. The majority of the Company's backlog is concentrated in the IAS segments. The ADS market typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

Employees

At December 31, 2003, the Company had 4,804 full-time employees, of which 2,582 are engaged in the ADS segment, 2,189 in the IAS segment, and 33 in corporate and shared services.

Environmental and Regulatory Matters

During 2003, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

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

ITEM 2.    PROPERTIES

        The Company's executive offices are located at 6001 36th Avenue West, Everett, Washington. Its principal plants and offices have an aggregate floor area of approximately 2,482,200 square feet, of which 1,792,644 square feet, or 72%, are located in the United States, and 689,556 square feet, or 28% are located outside the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the business segments as follows (in square feet):

Industrial Automation Systems	1,891,529
Automated Data Systems	580,671
Corporate	10,000

Total	2,482,200

Approximately 1,665,529 square feet, or 67%, of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's plants and offices in the United States are situated in 9 locations in the following states (in square feet):

Pennsylvania	495,662
Illinois	396,811
Washington	327,000
Kentucky	200,000
Ohio	177,483
Other states	195,688

Total	1,792,644

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

  •
  Plants or offices which, when added to all other of the Company's plants and offices in the same city, have a total floor area of less than 50,000 square feet,

  •
  Company-held properties leased to others

  •
  Various company-owned properties totaling approximately 2.0 million square feet that are idle as of December 31, 2003 due to the Company's restructuring actions, including sale and closure of various underperforming businesses and consolidation of facilities, during 2001, 2002 and 2003. These properties are classified as assets held for sale on the companies consolidated balance sheet as of December 31, 2003. See Footnote D to the Company's consolidated financial statements.

  •
  A leased property of 0.3 million square feet that is idle as of December 31, 2003 due to the sale of Lamb Body & Assembly in September 2003.

ITEM 3.    LEGAL PROCEEDINGS

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company's consolidated financial statements.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002, in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages has been made by Tower Automotive Products Co. The Company has responded to the Complaint. A trial date has been scheduled for the fourth quarter of 2004. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result it is possible that cash flows or results of operations could be materially affected in that period or subsequent periods.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low sales prices of the Company's common stock, by quarter, in the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
First Quarter	$6.68	$4.42	$8.04	$4.95
Second Quarter	11.95	5.26	8.10	6.04
Third Quarter	16.50	11.05	6.35	4.51
Fourth Quarter	25.23	13.86	6.81	4.30

The Company's common stock is traded on the New York Stock Exchange. As of March 8, 2004, there were approximately 48,500 holders of the Company's common stock. No cash dividends were paid during 2002 or 2003. The Company's Revolving Facility places limits on the payment of dividends. See discussion of the Revolving Facility under the heading "Liquidity and Capital Resources" in Item 7 of this annual report on Form 10-K.

See information with respect to securities authorized for issuance under the Company's equity compensation plans in Item 12 of this annual report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

UNOVA, INC.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(millions of dollars, except per share data)
Operating Results:(A)
Sales and Service Revenues	$1,122.6	$1,266.0	$1,428.1	$1,701.4	$1,949.5
Costs and Expenses:
Cost of sales and service	767.1	853.1	1,033.5	1,300.0	1,365.3
Selling, general and administrative	306.4	309.2	361.5	418.4	441.4
Depreciation and amortization	24.8	32.9	53.9	64.0	63.0
Special charges(B)	9.9	34.6	309.4	—	—

Total Costs and Expenses	1,108.2	1,229.8	1,758.3	1,782.4	1,869.7

Operating Profit (Loss) from Continuing Operations	14.4	36.2	(330.2)	(81.0)	79.8
Interest Expense, Net	(13.1)	(20.6)	(29.9)	(30.5)	(38.0)
Other Income(B)	—	—	75.1	44.7	—

Earnings (Loss) from Continuing Operations before Income Taxes	1.3	15.6	(285.0)	(66.8)	41.8
Provision (Benefit) for Income Taxes	12.4	8.0	2.5	(30.2)	16.7

Earnings (Loss) from Continuing Operations	(11.1)	7.6	(287.5)	(36.6)	25.1
Earnings (Loss) from Discontinued Operations, net of tax(C)	(8.2)	(5.2)	(4.7)	(3.2)	4.5

Net Earnings (Loss)	$(19.3)	$2.4	$(292.2)	$(39.8)	$29.6

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	(0.19)	0.13	(5.06)	(0.66)	0.46
Discontinued operations	(0.14)	(0.09)	(0.08)	(0.05)	0.08

Net earnings (loss) per share	$(0.33)	$0.04	$(5.14)	$(0.71)	$0.54

Shares used for Basic Earnings (Loss) per share	58,828	57,821	56,851	55,714	55,111
Shares used for Diluted Earnings (Loss) per share	58,828	58,614	56,851	55,714	55,120
Financial Position (at end of year):(A)
Total Assets	$1,090.8	$1,124.8	$1,207.0	$1,720.7	$1,903.5
Notes Payable and Current Portion of Long-term Obligations	$—	$—	$—	$235.4	$64.0
Long-term Obligations	$208.5	$224.7	$281.5	$213.5	$365.4
Working Capital	$440.4	$386.8	$350.1	$196.3	$453.4
Current Ratio	2.4	2.1	1.9	1.3	1.7
Total Debt as a Percentage of Total Capitalization	33%	35%	41%	39%	37%

(A)
Reflects the dispositions of Lamb Body & Assembly in September 2003 and Amtech in June 2000.

(B)
Information related to special charges and other income is included in Notes G and H to the Company's consolidated financial statements.

(C)
Reflects the earnings (loss) from operating results and disposition of Lamb Body & Assembly.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear in Item 8 of this annual report of Form 10-K.

Overview

UNOVA, Inc. (the "Company") is a global technology company providing customers with integrated solutions for improving their efficiency and productivity. The Company earns revenues from the sale of products, technologies, solutions and services to businesses.

The Company has two reportable segments, Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation. Intermec products and services include rugged mobile computing solutions, wireless and automated data collection systems for field, on-premises, and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS's rugged and robust systems, solutions and services enable Intermec customers to more efficiently and effectively manage their supply chains and fulfillment activities. The IAS segment, comprising the Cincinnati Lamb division and the Landis Grinding Systems division, is a leading producer of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. IAS serves the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

The former Integrated Production Systems ("IPS") and Advanced Manufacturing Equipment ("AME") segments are now combined and reported as the IAS segment due to the merger of the Cincinnati Machine and Lamb Machining Systems divisions. Corresponding prior year periods have been restated to be consistent with the new presentation of reportable segments. Segments are determined principally on the basis of their products and services.

The Company's strategy revolves around continued investment in technology, intellectual property, research and development and innovation; expanding and strengthening the product portfolio; providing integrated solutions; partnering with global industry leaders; delivering value to customers and working to reduce costs and improve profitability, market share and strength. The technology and innovation for which the Company focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications. All the Company's businesses offer integrated solutions as well as single products to their customers. Future growth in these businesses is expected to primarily result from expansion of the Company's existing operations and customer base. The Company's financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

During 2003, 2002 and 2001 the Company's performance, and that of the industries in which its segments operate, was impacted negatively by the global economic downturn and cautious IT and capital spending. While the economic environment remains challenging, Company management believes the current market environment provides opportunities for growth within ADS and certain markets within IAS. The ADS results in 2003 appear to confirm management's belief that ADS products tend to lead IT spending recoveries due to the high returns and short payback periods associated with the Company's systems and solutions. The Company believes the current market conditions for ADS products continue to represent opportunities as a result of increasing interest in the next generation item-tracking technology called RFID (radio frequency identification), increasing interest in item-tracking technologies within the government market, such as Defense and Homeland Security, improved access for ADS to non-traditional markets as a result of broadening the product line to support these markets and partnering arrangements with industry leaders to provide integrated solutions. The Company's Cincinnati Lamb composite products market is expected to improve as a result of anticipated opportunities in major new projects within the defense and commercial aircraft sector.

Results of Operations

The following discussion compares the Company's historical results of operations for the years ended December 31, 2003, 2002 and 2001. Results from continuing operations in all years presented exclude the operating results, and the related loss on the 2003 disposition of Lamb Body & Assembly, classified as discontinued operations. Results of operations in millions of dollars and as a percentage of revenues were as follows:

	Year Ended December 31,
	2003		2002		2001
Sales and Service Revenues	$1,122.6		$1,266.0		$1,428.1
Costs and Expenses:
Cost of sales and service	767.1	68.3%	853.1	67.4%	1,033.5	72.4%
Selling, general and administrative	306.4	27.3%	309.2	24.4%	361.5	25.3%
Depreciation and amortization	24.8	2.2%	32.9	2.6%	53.9	3.8%
Special charges	9.9	0.9%	34.6	2.7%	309.4	21.7%

Total Costs and Expenses	1,108.2	98.7%	1,229.8	97.1%	1,758.3	123.1%

Operating Profit (Loss) from Continuing Operations	14.4	1.3%	36.2	2.9%	(330.2)	(23.1)%
Interest, net	(13.1)	(1.2)%	(20.6)	(1.6)%	(29.9)	(2.1)%
Other Income	—		—		75.1	5.3%

Earnings (Loss) from Continuing Operations before Income Taxes	1.3	0.1%	15.6	1.2%	(285.0)	(20.0)%
Provision for Income Taxes	12.4	1.1%	8.0	0.6%	2.5	0.2%

Earnings (Loss) from Continuing Operations, net of tax	(11.1)	(1.0)%	7.6	0.6%	(287.5)	(20.1)%
Loss from Discontinued Operations	(8.2)	(0.7)%	(5.2)	(0.4)%	(4.7)	(0.3)%

Net Earnings (Loss)	$(19.3)	(1.7)%	$2.4	0.2%	$(292.2)	(20.5)%

Sales and Service Revenues

Total revenues for the year ended December 31, 2003, were $1,123 million, a decrease of $143 million, or 11.3%, compared with 2002. The Company received compensation related to several settlements regarding certain of its intellectual property ("IP settlements") which aggregated $19 million and $88 million in 2003 and 2002, respectively. In 2002, the Company also sold a portfolio of wireless networking patents for $24 million. Total product and service revenues, which exclude the IP settlements and sale, for 2003 were $1,104 million, a decrease of $50 million, or 4.3%, compared with the prior year. The decrease reflected a 20.2% decrease in IAS revenues partially offset by an increase of 8.8% in ADS product and service revenues. Despite the $50 million decrease in product and service revenues, the related segment operating profit increased $26 million in 2003 compared to the prior year.

Total revenues for 2002 of $1,266 million reflect a decrease of $162 million, or 11.4%, compared with 2001. Product and service revenues decreased $244 million, or 17.5%, in 2002 compared with 2001. The decrease reflects the aggregate impact of a 32.5% decrease in IAS revenues and a 1.1% increase in ADS product and service revenues. Proceeds from IP settlements and the sale of IP in 2002 of $112 million represents nearly a four-fold increase compared to IP related revenue in 2001.

Cost of Sales and Service

Cost of sales and service decreased $86.0 million, or 10.1%, to $767.1 million for the year ended December 31, 2003 from $853.1 million for the year ended December 31, 2002. The decrease reflects the lower sales volume for IAS, lower costs related to the IP settlements and sale and a gross margin improvement of 1.5% for ADS product and service revenues in 2003 compared with 2002. Cost of sales and service as a percentage of sales increased to 68.3% for 2003 compared to 67.4% for 2002. The cost of sales and service as a percentage of sales increased as a result of the decrease in gross profit from IP settlements of $12.5 million during 2003 compared to 2002 gross profit from IP settlements and the sale of IP of $90.2 million.

Product and service cost of sales as a percentage of related revenue decreased to 69.0% for 2003, compared with 72.5% for the prior year. The improvement was primarily due to the change in revenue mix to a higher percentage of revenue from ADS products and services, which have higher gross margins compared to IAS, and the increase in ADS gross margins in 2003. ADS product and service revenue represents 62.3% of total UNOVA product and service revenue in 2003 compared with 54.8% in 2002.

Cost of sales and service decreased $180.4 million to $853.1 million for 2002 from $1,033.5 million for the year ended December 31, 2001. The decrease in cost of sales reflects the lower sales volume in 2002 and a 4.4% improvement in gross margins from ADS products and services, partially offset by the cost of sales recorded for intellectual property transactions, decreased margins in the IAS segment and the effect on pension income (expense) resulting from the 2001 partial settlement of pension obligations and the reversion of surplus pension plan assets. Operating segment pension expense was $1.5 million in 2002, versus pension income of $21.3 million in 2001. Additionally the gross profit resulting from IP settlements and the sale of IP in 2002 was $90.2 million compared to $24.0 million from an IP settlement in 2001. The net impact of these items on cost of sales and service as a percentage of sales was a reduction of 5.0 percentage points to 67.4% for the year ended December 31, 2002 compared to 72.4% for the year ended December 31, 2001.

Product and service cost of sales as a percentage of related revenue decreased to 72.5% for 2002, compared with 73.5% for the prior year. The improvement was primarily due to the higher ADS gross margins coupled with the change in revenue mix. ADS product and service revenue represents 54.8% of total UNOVA product and service revenue in 2002 compared with 44.7% in 2001.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $306.4, $309.2 million and $361.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 of $2.8 million from the prior year is primarily due to the reduction of corporate expenses. The 2002 reduction from the prior year is primarily due to cost reductions as a result of the decrease in IAS business base.

Depreciation and Amortization

The decrease in depreciation and amortization expense of $8.1 million to $24.8 million for the year ended December 31, 2003 from $32.9 million from the prior year is primarily due to lower property, plant and equipment balances resulting from sales and impairment of IAS property, plant and equipment in 2002. In addition, during the third quarter 2003 in conjunction with the IAS restructuring, property, plant and equipment with a net book value of $30.0 million was reclassified to assets held for sale and depreciation on the assets was terminated. The decrease in depreciation and amortization expense of $21.0 million from $53.9 in 2001 to $32.9 million in 2002 reflects the impact of reduced capital expenditures in 2002, and the write-off and sale of property, plant and equipment in 2001. Additionally, effective January 1, 2002, the Company no longer amortizes goodwill and instead tests goodwill annually for impairment in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Goodwill amortization in 2001 was $10.0 million.

Special Charges

In the third quarter of 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook. As a result of this outlook, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. The following table and discussion describe by segment the restructuring activities the Company has implemented since 2001, which resulted in charges for severance, facility consolidation, impairment of long-lived assets including goodwill and loss on sale of business, classified as special charges on the consolidated statements of operations (millions of dollars):

	Year Ended December 31,
	2003	2002		2001
IAS:
Severance	$2.1	$18.9		$5.7
Facility consolidation	2.1	0.4		3.8
Impairment of property, plant and equipment	4.0	4.2		15.3
Impairment of goodwill	—	—		46.6
Loss on sale of business	—	4.7	(a)	—

Total IAS	8.2	28.2		71.4

ADS:
Severance	—	—		1.5
Facility consolidation	—	—		5.9
Impairment of property, plant and equipment	—	—		8.6
Impairment of goodwill	—	—		222.0

Total ADS	—	—		238.0

Corporate:
Severance	—	2.0		—
Facility consolidation	1.7	4.4		—

Total Corporate	1.7	6.4		—

Special charges	$9.9	$34.6		$309.4

(a)
Includes $2.8 million of allocated goodwill.

IAS Segment:    In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain property, plant and equipment. This restructuring, which was substantially complete by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in a non-cash impairment charge of $4.2 million in the fourth quarter of 2002 to write down property plant and equipment to the lower of its carrying value or estimated fair value less cost to sell ("net realizeable value"). The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the year ended December 31, 2003, in conjunction with the above described restructuring plan, IAS recorded severance charges of $2.1 million for an additional 165 employees and $2.1 million for other plant closure costs. As of December 31, 2003, the IAS segment had terminated 684 employees and paid $13.3 million in severance, cumulatively, in conjunction with this plan. During the year ended December 31, 2003, 435 employees were terminated and $10.8 million in severance was paid in conjunction with this plan. The related analysis of long-lived assets to be disposed of resulted in a non-cash impairment charge of $4.0 million in the fourth quarter 2003 to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

In March 2002, the IAS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

During the fourth quarter of 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action, which was substantially complete by December 31, 2003, resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash impairment charges of $5.5 million to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. As of December 31, 2003, 75 employees had been terminated, 63 of whom which were terminated during the year ended December 31, 2003. In conjunction with this plan, $1.5 million in severance costs had been paid, cumulatively, all during the year ended December 31, 2003.

During the fourth quarter of 2001, the IAS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 39 employees totaling $0.9 million and other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of for impairment resulted in impairment charges of $4.3 million to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. The aggregate charge of $7.6 million related to this action is classified on the 2001 statement of operations as loss on discontinued operations.

In the third quarter of 2001, as a result of the Company's less favorable revenue outlook, IAS assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the segment's results, the Company recorded non-cash charges to write off $15.6 million of goodwill in the IAS segment. Additional non-cash charges of $9.8 million were recorded to reduce the book value of IAS property, plant and equipment, to their estimated fair values less cost to sell. The estimated fair values of these long-lived assets, including goodwill, were computed based on discounted expected future cash flows from the related operations.

During the third quarter of 2001, the IAS segment initiated closure of an additional facility and consolidation of its operations into other IAS units. This action, which was substantially completed during the fourth quarter of 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

During the second quarter of 2001, the IAS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IAS units. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

When the 2002 IAS restructuring plan was initiated, the Company expected to realize annualized before-tax savings, principally payroll and related costs and facility related costs from its restructuring actions, of approximately $50 million. Management expects the savings from these actions, excluding the impact of the sale of Lamb Body & Assembly, to be approximately $55 million in 2004. The Company expects approximately $40 million of the savings to impact cost of sales, primarily due to the reduction in revenue, and the remainder of the savings to reduce SG&A expenses.

Corporate:    During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $1.7 million for facility move and employee relocation expense were recorded in the year ended December 31, 2003. As of December 31, 2003, 20 employees had been terminated and $0.4 million in severance costs had been paid, cumulatively, of which 18 employee terminations and $0.4 million in severance payments occurred during the year ended December 31, 2003. As of December 31, 2002, two employees had been terminated and amounts paid and charged against these accruals were not material.

ADS Segment:    During the fourth quarter of 2001, the ADS segment initiated a plan to eliminate certain engineering activities, terminate related employees and close a leased facility, resulting in the accrual of severance costs for 42 employees totaling $1.5 million and lease termination and other closure costs of $5.9 million. All actions under this plan were substantially complete as of September 30, 2002.

In the third quarter of 2001, as a result of the Company's less favorable revenue outlook, ADS assessed its goodwill and long-lived assets for impairment. The ADS segment recorded a non-cash charge of $222.0 million to write off the remaining goodwill. Additional non-cash charges of $8.6 million were recorded to reduce the book value of ADS property, plant and equipment, to their estimated fair values. The estimated fair values of these long-lived assets including goodwill were computed based on discounted expected future cash flows from the related operations.

Interest, Net

Net interest expense decreased $7.5 million to $13.1 million for 2003 compared to the prior year as a result of lower average debt and higher cash and cash equivalent balances during 2003 compared with prior year. Net interest expense of $29.9 million for 2001 reflects higher average debt compared to 2002.

Other Income

Other income for the year ended December 31, 2001 represents the second quarter gain of $75.1 million related to the partial settlement of U.S. defined benefit pension plan obligations and the related reversion of surplus pension plan assets (see discussion under the heading "Liquidity and Capital Resources").

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2003, is primarily related to state taxes and valuation allowance established for foreign losses and foreign deferred tax assets, offset by a tax benefit for U.S. losses. The provision for income taxes for the year ended December 31, 2002, is primarily related to domestic taxes and foreign valuation allowances, offset by a tax benefit for the foreign losses. Income taxes for the year ended December 31, 2001 reflect the impact of nondeductible goodwill impairment and nondeductible excise taxes on the reversion of surplus pension plan assets.

Loss from Discontinued Operations

During the third quarter 2003, in conjunction with the consolidation plan described above, the Company sold substantially all the assets and existing backlog of its Lamb Body and Assembly Systems division for a price approximately equal to the book value of the divested assets. The transaction is accounted for and reported under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations for this division are classified as a discontinued operation.

Sales and Service Revenues from discontinued operations for the years ended December 31, 2003, 2002 and 2001 were $32.7 million, $47.1 million, and $100.5 million, respectively. Losses from discontinued operations were $8.2 million for the year ended December 31, 2003, including a $3.1 million loss on disposal. Losses from discontinued operations were $5.2 million and $4.7 million for 2002 and 2001, respectively. The tax effect of losses from discontinued operations for 2003, 2002 and 2001 was $4.4 million, $2.8 million, and $2.5 million, respectively.

Segment Information

The following table sets forth sales and service revenues, segment operating profit (loss) and operating profit (loss) from continuing operations for the years ended December 31, 2003, 2002 and 2001 (millions of dollars):

	Year Ended December 31,
	2003	2002	2001
Sales and Service Revenues
Automated Data Systems	$706.6	$744.4	$655.1
Industrial Automation Systems	416.0	521.6	773.0

Total Sales and Service Revenues	$1,122.6	$1,266.0	$1,428.1

Segment Operating Profit (Loss)
Automated Data Systems	$65.8	$110.2	$(14.8)
Industrial Automation Systems	(22.1)	(14.8)	27.5

Total Segment Operating Profit	43.7	95.4	12.7
Corporate and Other	(19.4)	(24.6)	(33.5)
Special Charges	(9.9)	(34.6)	(309.4)

Operating Profit (Loss) from Continuing Operations	$14.4	$36.2	$(330.2)

Automated Data Systems

ADS operating results include significant revenue and operating profit related to IP settlements in 2003, 2002 and 2001 and an IP sale in 2002. To provide a clear understanding of ADS operating results, product and service revenue and related operating profit are discussed separately from IP related activity.

ADS product and service revenue in 2003 increased 8.8% over 2002. For the year ended December 31, 2003, systems and solutions revenues increased by 11.2%, printer/media increased by 2.6% and service increased by 12.1% over the corresponding prior year period. Geographically, product and service revenue for EMEA increased 32.1%, North America decreased 0.3%, and the rest of the world, increased 8.6% in 2003, compared with 2002. Favorable foreign exchange rates contributed approximately $31.5 million of the revenue increase from the prior year.

Operating profit from related ADS product and service increased $33.3 million to $53.3 million in 2003 compared to $20.0 million in 2002. The improvement in operating profit reflects primarily the $55.9 million increase in revenues as well as a 1.5 percentage point increase in the product and service gross margin, largely as a result of efficiencies within the service organization. 2003 SG&A expense remained consistent with 2002, despite the increase in product and service revenues. The operating results for 2002 include severance charges of $6.5 million related to reductions in Intermec's global workforce. ADS pension expense was $1.1 million in 2003, compared to $0.3 million in 2002.

ADS product and service revenues for the year ended December 31, 2002 increased approximately 1.1% from the prior year. By product line, systems and solutions increased by 3.3% while printers and media declined by 1.7% and service remained flat compared to 2001. Geographically, product and service revenue for EMEA (Europe, Middle East, and Africa) increased 1.8%, North America decreased 1.9%, and the rest of the world, comprising Asia Pacific and Latin America, increased 23.6% in 2002, compared with 2001. Favorable foreign exchange rates contributed approximately $6.5 million of the revenue increase from the prior year.

The ADS segment reported an operating profit of $20.0 million from products and services for the year ended December 31, 2002, compared to an operating loss of $38.8 million for the prior year. The operating results include severance charges of $6.5 million and $8.0 million related to reductions in Intermec's global workforce in the fourth quarters of 2002 and 2001, respectively. Goodwill amortization was eliminated in 2002; however, fiscal 2001 operating results include goodwill amortization of $7.0 million. ADS pension expense was $0.3 million in 2002, compared to pension income of $2.2 million in 2001. The improvement in operating profit reflects significant reductions in selling, general and administrative expenses and higher product and service gross margin percentages. Compared to 2001, product and service gross margins in 2002 improved by approximately four percentage points largely as a result of efficiencies within the service organization and in the systems and solutions product line.

In aggregate, revenues from IP settlements were $19 million and $88 million in 2003 and 2002, respectively. In 2002, the Company also sold a portfolio of wireless networking patents for $24 million. The related operating profit from IP settlements was $12.5 million during 2003. The 2002 operating profit from the settlements and sale of IP was $90.2 million. Proceeds from IP settlements and the sale of IP in 2002 of $112 million represent nearly a four-fold increase compared to IP related revenue in 2001. The operating profit from IP related revenue in 2001 was approximately $24.0 million. The specific terms of these settlements are confidential.

In February 2004, the Company received compensation in relation to an additional similar IP settlement. The settlement will have a significant positive impact on the Company's revenues and operating results for the quarter ending March 31, 2004 and the 2004 fiscal year. An additional patent infringement lawsuit regarding the Company's battery power-management patents is pending and may result in future revenue. Settlements have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. Management cannot predict the outcome, timing or amount of future settlements or judgments.

During 2001, the ADS segment recorded a third quarter non-cash charge for goodwill and other long-lived asset impairments of $230.6 million and a fourth quarter charge for the closure of a facility of $7.4 million as detailed under the heading "Special Charges" above.

Industrial Automation Systems

IAS segment revenues decreased $105.6 million, or 20.2%, for the year ended December 31, 2003, compared with the prior year. The decline in revenue is due to continuing global weakness in capital spending, primarily in the North American automotive and worldwide aerospace industries. As a result of this weakness, IAS operating losses for the year ended December 31, 2003 were $22.1 million, compared with operating losses of $14.8 million for the prior year.

Backlog for the IAS segment was $266.1 million at December 31, 2003, compared with $214.0 million at December 31, 2002, adjusted to exclude discontinued operations. Bookings continue to be negatively impacted by delayed or canceled capital equipment investment by the U.S. automotive and worldwide aerospace industries and by weakness in the domestic machine tool market. The Company believes that increased capital equipment investment by its automotive customers will be necessary to facilitate introduction of new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect significant improvement in the near term.

During 2003, 2002 and 2001, the IAS segment undertook a series of cost reduction actions including consolidation of plant facilities, sale or closure of certain underperforming operations and the consolidation of the Lamb Machining Systems, Lamb Body and Assembly Systems and Cincinnati Machine operations. See discussion above under the heading "Special Charges."

During the third quarter 2003, IAS signed an alliance agreement with Shenyang, the largest machine tool supplier in China. The new partnership is expected to result in an increase in machine tool content from China and may result in an increase in bidding activities on diesel and large-volume gasoline engine programs in China.

IAS segment revenues for the year ended December 31, 2002 were $521.6 million, a decrease of $251.4 million, or 32.5% from the prior year. The revenue decline reflects continued weakness in the global aerospace-related and general machine tool markets and continued global deterioration in capital spending, primarily by the North American automotive industry. IAS segment reported an operating loss of $14.8 million for the year ended December 31, 2002, compared to operating income of $27.5 million in 2001, excluding goodwill impairment and special charges. IAS operating profit for 2001 includes inventory and accounts receivable write-downs of $7.0 million relating to closed operations and fourth quarter severance charges of $16.6 million related to the reduction in the segment's U.S. workforce. Goodwill amortization was eliminated in 2002. IAS goodwill amortization in 2001 was $3.0 million. IAS pension expense was $1.1 million in 2002 compared to pension income of $19.1 million in 2001. Net of the impact of the above mentioned items, IAS operating profit decreased by $48.7 million in 2002 compared to 2001. This decrease was primarily due to the declines in sales volume, resulting in lower gross profit, which was compounded by reduced overhead absorption.

IAS's backlog decreased from $312.5 million at December 31, 2001 to $214.0 million at December 31, 2002, adjusted to exclude discontinued operations. The backlog decline was primarily due to the North American machining systems and grinding systems operations, which were impacted by significant canceled or delayed capital equipment investments by the U.S. automotive industry.

Corporate and Other

Operating expenses from Corporate and Other were $19.4 million, $24.6 million, and $33.5 million in 2003, 2002 and 2001, respectively. The decrease in expense of $5.2 million in 2003 compared to 2002 was primarily due to headcount reductions, cost reductions from the relocation of corporate headquarters to Everett, Washington, and from the impact of currency gains of $1.5 million in 2003 compared to currency losses of $1.1 million in 2002. The decrease of $8.9 million in 2002 compared to 2001 was primarily due to the expenses the Company incurred in 2001 related to its debt refinancing activities.

Foreign Currency Transactions

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Foreign currency exposures are hedged as part of the Company's global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in a net currency transaction gain of $1.5 million for the year ended December 31, 2003 and net currency transaction losses of $1.1 million and $2.6 million for the years ended December 31, 2002 and 2001, respectively. Currency transaction gains and losses are included in cost of sales and service.

For fiscal year 2003, the Company derived approximately 45.6% of its revenues from non-U.S. customers. At December 31, 2003, long-lived assets attributable to foreign countries comprised 3.2% of total assets.

The largest components of these foreign assets are attributable to European nations, primarily the United Kingdom, Germany, and Sweden.

Liquidity and Capital Resources

Cash and cash equivalents increased $60.1 million from $178.3 million at December 31, 2002 to $238.4 million at December 31, 2003. Long-term obligations decreased from $224.7 million at December 31, 2002 to $208.5 million at December 31, 2003. During the year ended December 31, 2003 net cash, defined as cash and cash equivalents less total long-term obligations, improved $76.3 to $29.9 million at December 31, 2003 from $(46.4) million at December 31, 2002. The improvement in net cash primarily reflects cash generated from normal operations, IP settlements and the sale of certain other long-lived assets.

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the "Revolving Facility") and a £15.0 million ($26.5 million) revolving facility and related secured overdraft facility (collectively, the "UK Facility"). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the "Term Loan") and wrote off the remaining $0.7 million of related unamortized deferred financing costs.

The Company had borrowing capacity at December 31, 2003, of $31.2 million under the Revolving Facility and £11.6 million ($20.6 million) under the UK Facility, net of outstanding letters of credit and limitations on Minimum Availability. The Company had no borrowings under the Revolving Facility or the UK Facility during 2003 and as of December 31, 2003, no borrowings were outstanding under either facility. As of December 31, 2003, the Company was in compliance with the financial covenants of each of these agreements.

The Revolving Facility is maintained with a syndicate of lenders and expires on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include a Fixed Charge Coverage test and Tangible Net Worth, each as defined in the agreement, and a provision to maintain Minimum Availability of $30.0 million. The Fixed Charge Coverage test is only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million.

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

Certain of the Company's U.K. subsidiaries (collectively, the "Borrower") maintain the UK Facility. The UK Facility expires on September 25, 2004 and may be extended in one-year increments at the discretion of the lender. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

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

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The partial settlement resulted in a gain of $114.0 million and the reversion of assets resulted in excise taxes and other costs of $38.9 million for a net gain of $75.1 million, reported as other income in the consolidated statement of operations. The Company also reduced the related prepaid pension asset in accordance with SFAS No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." This transaction resulted in a significant change from the historical rate of pension income. The net impact for 2002 was a reduction of approximately $25.0 million in pre-tax earnings.

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

Contractual Obligations

The following table summarizes the Company's significant contractual commitments as of December 31, 2003 (millions of dollars). The table does not include amounts recorded on the Company's consolidated balance sheet as current liabilities. Long-term obligations and operating leases are discussed in the indicated Notes to the Company's consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term obligations (Note B)	$208.5	$—	$108.5	$100.0	$—
Purchase commitments	62.0	20.0	42.0	—	—
Operating leases (Note D)	83.4	14.8	21.6	15.9	31.1

Total contractual obligations	$353.9	$34.8	$172.1	$115.9	$31.1

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company's purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons. Within the IAS segment, the majority of purchase orders are related to specific customer contracts. As of December 31, 2003, IAS segment had a backlog for signed customer contract orders totaling $266.1 million. There were no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment purchased in the ordinary course of business.

Off-Balance Sheet Arrangements

At December 31, 2003 the Company had aggregate off-balance-sheet letter-of-credit reimbursement agreements of $35.9 million that relate to the Company's performance on operating contracts with customers and generally expire within one year. Management does not believe that these letter-of-credit reimbursement agreements have a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact upon the results of its operations.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes in the financial condition of the Company's customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventory Obsolescence.    The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written-off inventory is sold.

Deferred Tax Assets.    The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If the Company were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Goodwill and Other Intangibles.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews its goodwill for impairment annually at the beginning of its fourth fiscal quarter or when events or circumstances indicate the carrying value of an asset may not be recoverable. The provisions of FAS No. 142 require a two-step impairment test for goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value, including recorded goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its carrying value then the Company performs the second step which is to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a unit's goodwill exceeds its implied fair value, then the goodwill is impaired and the Company records an impairment loss equal to the difference.

The Company establishes the implied fair value of reporting unit goodwill based on a discounted cash flow methodology. The discounted cash flow is based on the Company's strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management's best estimate. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, possibly resulting in a requirement to record a charge for asset impairment.

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

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2003 were 6.00% and 5.75%, respectively, compared to 6.75% and 5.75% as of December 31, 2002. The decline in the discount rate used for domestic plans reflects lower interest rates in the current market. The effect of one-half percentage point decrease in the Company's discount rate on pension cost would be an increase of $1.7 million. To determine the expected long-term rate of return, the Company uses historic market trends combined with current market conditions. In 2003, the Company concluded that no adjustment of expected long-term rate of return on its domestic and foreign plans was necessary and continued to use the respective rates of 9.00% and 7.75% used in 2002. The effect on the Company's pension cost of a one-half percentage point decrease in the expected long-term rate of return would be immaterial. The Company determines the expected rate of compensation increase based on historic trends and comparisons to external rates. As of December 31, 2003 the Company reduced the rate used for domestic plans to 4.00% annually compared to 4.25% annually for 2002. For foreign plans the Company concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 3.25%

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 6.00%, 6.75%, and 7.25% at December 31, 2003, 2002 and 2001, respectively. The effect on the Company's postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2003 was 10.66% and is projected to decrease over 14 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $3.5 million, while a one-percentage point decrease would result in a decrease of $3.1 million.

Revenue Recognition.    The IAS segment recognizes a significant portion of revenue and related profit as work progresses on long-term contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenues and costs. The Company uses this method because reasonably dependable estimates can be made throughout the performance of the contracts. Since financial reporting of these contracts depends on estimates, recognized revenues and profits are subject to increase or decrease as the contract progresses to completion.

The Company records a liability and expense for the estimated cost of product warranties and installation at the time revenue is recognized. These estimates are based primarily on the Company's historical warranty experience rates. Should the actual cost of product warranties differ, warranty liabilities could be adjusted upward or downward.

Contingencies.    The Company assesses its exposure to loss contingencies, including environmental, legal and income tax matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimates, results of operations could be adjusted upward or downward.

New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, certain disclosures are required pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act on the Company's postretirement healthcare plans. Accordingly, any measures of the accumulated postretirement benefit obligation ("APBO") or net periodic postretirement benefit cost in the Company's consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company's financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement become effective for the Company's interim financial statements for the quarter ending March 31, 2004. The statement's disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company's financial statements for the year ended December 31, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB's revision of that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The FASB issued a subsequent revision to FIN No. 46 in December 2003. FIN No. 46 requires that variable interest entities be consolidated by an entity ("company") if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others." This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this consensus may impact the timing of the Company's revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. The Company applies this consensus prospectively to revenue arrangements entered on or after July 1, 2003. The adoption of EITF 00-21 had no material impact on the timing of revenue recognition upon adoption.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement affects the timing of expense recognition for the Company's restructuring activities.

Forward-Looking Statements and Risk Factors

All statements in this report that are not historical facts or that include such words as "expect," "project," "estimate," "believe," "could," "may" or "plan" or other similar words are forward-looking statements that the Company deems to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, but are not limited to, statements about the following:

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

  •
  complete large-scale mobile computing installations.

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

  •
  Technological changes and consequent market shifts could adversely impact demand for the Company's products and systems.

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

Interest Rates:    As of December 31, 2003, the Company's outstanding borrowings comprised $200.0 million in fixed rate debentures and an $8.5 million variable rate industrial revenue bond. In addition, the Company had variable rate facilities with no outstanding borrowings comprised of the Revolving Facility and the U.K. Facility. See discussions of the Company's credit facilities under the heading "Liquidity and Capital Resources" in Item 7 of this annual report and in Note B to the Consolidated Financial Statements.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company's borrowings as of December 31, 2003. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value.

Long-term Obligations	2005	2008	Total	Fair Value
Fixed Rate	$100.0	$100.0	$200.0	$196.3
Interest Rate	6.88%	7.00%
Variable Rate	$8.5		$8.5	$8.5
Interest Rate	3.21%

Foreign Exchange Rates:    Due to its global operations, the Company's cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of December 31, 2003, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $192.2 million, compared to $162.4 million as of December 31, 2002. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. A hypothetical 10% change in the relevant currency rates at December 31, 2003 would result in a gain or loss of less than $3.0 million. This exposure to foreign currency fluctuation was substantially reduced subsequent to year end. Additionally, any change in the value of the contracts, real or hypothetical, should be substantially offset by an inverse change in the value of the underlying hedged item.

During 2003, the Company's sales comprised $689.5 million, or 61%, denominated in U.S. dollars, $230.1 million, or 21%, denominated in euros, $106.5 million or 10%, denominated in British pounds, and $96.5 million, or 8% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted the Company's sales by approximately $50 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of business conduct and ethics for all directors, officers and employees, known as the Standards of Conduct. The Standards of Conduct are available on the Company's website under Investor Information at http://www.unova.com. The Company intends to disclose on its website any amendment to, or waiver of the Standards of Conduct related to senior officers. Shareholders may request a free copy of the Standards of Conduct from:

UNOVA, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

See the information relating to directors of the Company under "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2004 (the "2004 Proxy Statement"), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at March 1, 2004, and their business experience during the prior five years.

Name	Age	Position with the Company and Principal Business Affiliations During Past Five Years
Daniel S. Bishop	54	Senior Vice President and General Counsel since October 1999. Served as Secretary from May 2001 to May 2003. Prior thereto, VicePresident, General Counsel and Secretary of Paxar Corporation from November 1997 to October 1999.
Larry D. Brady	61
		Chairman of the Board since August 2001, Chief Executive Officer since September 2000, Director since September 1999, and President since July 1999. Served as Chief Operating Officer from July 1999 to September 2000. For prior business experience, see the description of Directors in "Election of Directors" in the 2004 Proxy Statement.
Kenneth L. Cohen	60	Vice President and Treasurer since January 1, 2004 and Vice President, Taxes since July 2000. Prior thereto, Staff Vice President, Taxes from October 1997.
Michael E. Keane	48	Senior Vice President and Chief Financial Officer since October 1997. Group Executive, Advanced Manufacturing Equipment, from February 2002 to December 2002.
Thomas O. Miller	52
		Vice President of the Company since February 1999 and President of its wholly owned subsidiary, Intermec Technologies Corporation, since March 12, 2004. Prior thereto, Executive Vice President of Intermec from July 2001 to March 2004 and Senior Vice President of Intermec from March 1997 to July 2001.
Robert T. Smith	57
		Senior Vice President of UNOVA since July 2003 and President of UNOVA's Industrial Automation Systems since June 2003. Prior thereto, group Vice President of Valspar Corporation, a leading supplier of paint and coatings, from 1998 to 2001.

ITEM 11.    EXECUTIVE COMPENSATION

See the information relating to executive compensation under the caption "Executive Compensation" of the Company's 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2004 Proxy Statement, which is incorporated herein by reference.

See the information relating to the number of securities remaining to be issued under the Company's equity compensation plans under the caption "Equity Compensation Plan Information" of the Company's 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Certain Relationships and Related Transactions" in the Company's 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information relating to principal accounting fees and services under the caption "Principal Accountant Fees and Services" of the Company's 2004 Proxy Statement, which is incorporated herein by reference.

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

          (3)   Executive Compensation Plans and Arrangements

      Executive compensation plans and arrangements are listed as exhibits 10.7 through 10.26 as set forth in the Index to Exhibits at page E-1 of this annual report.

        (b)   Reports on Form 8-K

    On October 27, 2003, the Company filed a current report on Form 8-K in regard to its press release announcing its financial results for the quarter ended September 30, 2003.

        (c)   Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNOVA, INC.
/s/ Michael E. Keane Michael E. Keane Senior Vice President and Chief Financial Officer
March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ FREDRIC B. ANDERSON Fredric B. Anderson	Director of Accounting and Financial Reporting (Chief Accounting Officer)	March 11, 2004
/s/ LARRY D. BRADY Larry D. Brady	Director, Chairman of the Board, President and Chief Executive Officer	March 11, 2004
/s/ JOSEPH T. CASEY Joseph T. Casey	Director	March 11, 2004
/s/ STEPHEN E. FRANK Stephen E. Frank	Director	March 11, 2004
/s/ CLAIRE W. GARGALLI Claire W. Gargalli	Director	March 11, 2004
/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	March 11, 2004
/s/ ALLEN J. LAUER Allen J. Lauer	Director	March 11, 2004
/s/ STEVEN B. SAMPLE Steven B. Sample	Director	March 11, 2004
/s/ WILLIAM D. WALSH William D. Walsh	Director	March 11, 2004
/s/ LARRY D. YOST Larry D. Yost	Director	March 11, 2004

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

/s/  MICHAEL E. KEANE

Michael E. Keane
 Senior Vice President and
Chief Financial Officer

March 11, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
UNOVA, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in Item 15, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Note E to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 11, 2004

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Sales and Service Revenues:
Sales revenues	$1,006,501	$1,155,742	$1,316,458
Service revenues	116,112	110,266	111,606

Total Sales and Service Revenues	1,122,613	1,266,008	1,428,064
Costs and Expenses:
Cost of sales	693,131	778,718	946,982
Cost of service	73,983	74,393	86,475
Selling, general and administrative	306,330	309,232	361,533
Depreciation and amortization	24,844	32,890	53,851
Special charges	9,909	34,587	309,396

Total Costs and Expenses	1,108,197	1,229,820	1,758,237

Operating Profit (Loss) from Continuing Operations	14,416	36,188	(330,173)
Interest, net	(13,085)	(20,589)	(29,926)
Other Income	—	—	75,104

Earnings (Loss) from Continuing Operations before Income Taxes	1,331	15,599	(284,995)
Provision for Income Taxes	12,400	7,996	2,516

Earnings (Loss) from Continuing Operations	(11,069)	7,603	(287,511)
Loss from Discontinued Operations, net of tax	(8,198)	(5,176)	(4,673)

Net Earnings (Loss)	$(19,267)	$2,427	$(292,184)

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.19)	$0.13	$(5.06)
Discontinued Operations	(0.14)	(0.09)	(0.08)

Net Earnings (Loss) per Share	$(0.33)	$0.04	$(5.14)

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$238,447	$178,269
Accounts receivable, net of allowance for doubtful accounts of $21,964 (2003) and $13,908 (2002)	275,594	341,171
Inventories, net of progress billings	132,324	138,468
Deferred tax assets	71,229	78,612
Assets held for sale	23,840	—
Other current assets	19,513	9,247

Total Current Assets	760,947	745,767
Property, Plant and Equipment, Net	77,292	126,936
Goodwill and Other Intangibles, Net	75,639	75,345
Net Deferred Tax Assets	111,820	103,559
Other Assets	65,119	73,174

Total Assets	$1,090,817	$1,124,781

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable and accrued expenses	$265,626	$286,715
Payroll and related expenses	54,893	72,211

Total Current Liabilities	320,519	358,926
Long-term Obligations	208,500	224,700
Other Long-term Liabilities	130,970	123,257
Commitments and Contingencies
Shareholders' Investment
Preferred stock; no shares outstanding
Common stock; shares outstanding: 60,265,615 (2003) and 58,638,777 (2002)	605	586
Additional paid-in capital	690,745	674,715
Accumulated deficit	(257,566)	(238,299)
Accumulated other comprehensive loss	(2,956)	(19,104)

Total Shareholders' Investment	430,828	417,898

Total Liabilities and Shareholders' Investment	$1,090,817	$1,124,781

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

	Year Ended December 31,
	2003	2002	2001
Cash and Cash Equivalents at Beginning of Year	$178,269	$103,714	$106,836

Cash Flows from Operating Activities:
Net earnings (loss)	(19,267)	2,427	(292,184)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25,811	34,578	57,191
Change in prepaid pension cost	4,910	5,835	(9,679)
Deferred taxes	(547)	557	(11,382)
Special charges	3,731	31,637	20,184
Long-lived asset impairment	6,178	2,950	296,812
Decrease in accounts receivable sold	—	—	(90,500)
Reversion of pension plan assets, net of gain	—	—	46,919
Changes in operating assets and liabilities:
Accounts receivable	79,740	50,165	158,925
Inventories	9,947	52,007	45,611
Other current assets	(9,537)	4,348	3,802
Accounts payable and accrued expenses	(21,948)	(79,580)	(56,918)
Payroll and related expenses	(21,878)	(12,653)	(1,658)
Other long-term liabilities	2,216	10,752	(7,150)
Other operating activities	10,853	9,898	8,988

Net Cash Provided by Operating Activities	70,209	112,921	168,961

Cash Flows from Investing Activities:
Capital expenditures	(20,099)	(10,460)	(14,726)
Proceeds from sale of property, plant and equipment	15,002	21,284	9,445
Proceeds from sale of business	—	1,609	—
Other investing activities	696	4,283	4,302

Net Cash Provided by (Used in) Investing Activities	(4,401)	16,716	(979)

Cash Flows from Financing Activities:
Repayment of long-term obligations	(16,200)	(56,800)	(7,000)
Net increase (decrease) in notes payable and revolving facilities	—	—	(233,505)
Proceeds from issuance of Term Loan	—	—	75,000
Stock options exercised	12,912	158	—
Other financing activities	(2,342)	1,560	(5,599)

Net Cash (Used in) Financing Activities	(5,630)	(55,082)	(171,104)

Resulting Increase (Decrease) in Cash and Cash Equivalents	60,178	74,555	(3,122)

Cash and Cash Equivalents at End of Year	$238,447	$178,269	$103,714

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS' INVESTMENT

(thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2001	$568	$660,132	$51,458	$(24,374)	$687,784
Comprehensive Loss:
Net loss			(292,184)		(292,184)
Currency translation adjustment				(6,896)	(6,896)

Comprehensive Loss					(299,080)
Issuances of common stock	13	9,257			9,270

Balance, December 31, 2001	581	669,389	(240,726)	(31,270)	397,974
Comprehensive Income:
Net earnings			2,427		2,427
Currency translation adjustment				19,768	19,768
Minimum pension liability adjustment, net of tax effect of $3,257				(7,602)	(7,602)

Comprehensive Income					14,593
Issuances of common stock	5	5,326			5,331

Balance, December 31, 2002	586	674,715	(238,299)	(19,104)	417,898
Comprehensive Income:
Net loss			(19,267)		(19,267)
Currency translation adjustment				19,029	19,029
Minimum pension liability adjustment, net of tax effect of $0				(2,881)	(2,881)

Comprehensive Loss					(3,119)
Issuances of common stock	19	16,030			16,049

Balance, December 31, 2003	$605	$690,745	$(257,566)	$(2,956)	$430,828

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Nature of Operations.    UNOVA, Inc. and subsidiaries ("UNOVA" or the "Company") is a global supplier of mobile computing and wireless network products for non-office applications and for manufacturing systems technologies primarily for the automotive and aerospace industries. The Company has two reportable segments, Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). Segments are determined principally on the basis of their products and services. The ADS segment represents the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"), comprising mobile computing and wireless communication systems products and services, principally serving the industrial market. Customers are global distribution and transportation companies, food and beverage operations, manufacturing industries, health care providers and government agencies. The IAS segment comprises the Cincinnati Lamb division and the Landis Grinding Systems division. The IAS segment includes integrated manufacturing systems, body welding and assembly systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations, primarily serving the worldwide automotive, off-road vehicle, and diesel engine industries, as well as the aerospace and manufacturing industries.

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

Stock Based Compensation

As permitted by SFAS No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and basic and diluted loss per share for 2003,

2002, and 2001 would have been reduced to the pro forma amounts indicated as follows (thousand of dollars):

	Years Ended December 31,
	2003	2002	2001
Net earnings (loss) as reported	$(19,267)	$2,427	$(292,184)
Add stock compensation expense recorded under the intrinsic value method, net of tax	726	1,472	1,806
Less pro forma stock compensation expense computed under the fair value method, net of tax	(3,075)	(4,844)	(6,540)

Pro forma net loss	$(21,616)	$(945)	$(296,918)

Basic and diluted pro forma loss per share	$(0.37)	$(0.02)	$(5.22)

To determine the pro forma compensation expense, the Company used the Black Scholes option pricing model to determine the weighted average fair value of options on the dates they were granted. The weighted average fair value of option grants made during 2003, 2002 and 2001 was $3.82, $3.81 and $2.27, respectively. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from theoretical value indicated above. The following weighted average assumptions were applied in determining the pro forma compensation expense.

	2003	2002	2001
Risk-free interest rate	2.55%	4.52%	4.75%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	56.38%	55.66%	56.48%
Expected dividend yield	0.00%	0.00%	0.00%

Revenue Recognition.    Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Long-term contracts, principally within the IAS segment, are accounted for under the percentage-of-completion, cost-to-cost method of accounting, which requires the Company to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. Estimated contract revenues and costs are based on contract specifications, expected requirements, and achievement of contract milestones, including deliveries. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

Royalty revenue is recorded when the revenue is earned, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

The Company reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by the Company directly or with the Company's distributors and resellers. The Company accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time the Company recognizes revenue.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

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

Concentrations of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No single customer accounted for more than 10% of the Company's revenues in 2003, 2002 or 2001.

Foreign Currencies.    The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments other than the U.S. dollar are included in the cumulative currency translation adjustment component of accumulated other comprehensive loss. Currency transaction gains and losses are included in cost of sales and service on the consolidated statements of operations. Operating results include a net currency transaction gain of $1.5 million in the year ended December 31, 2003 and net currency transaction losses of $1.1 million and $2.8 million in the years ended December 31, 2002 and 2001.

Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Due to its global operations, the Company's cash flows and earnings are exposed to foreign exchange rate risk resulting principally from the sale of certain of its inventory in U.S. dollars to its foreign subsidiaries and other external foreign sales denominated in local currencies. The Company's use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. The Company enters into these contracts with major financial institutions to minimize its risk of foreign exchange loss. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows.

These foreign currency exchange contracts do not qualify for hedge accounting under SFAS No. 133. As such, increases or decreases in the fair value of these contracts are recorded in the statement of operation. These amounts offset the corresponding gains and losses from the actual fluctuation in the value of assets and liabilities denominated in foreign currencies.

The Company had outstanding foreign exchange contracts with aggregate U.S. dollar notional amounts of $192.2 million and $162.4 million as of December 31, 2003 and December 31, 2002, respectively, with average durations of less than three months. The net fair value of such contracts and the underlying foreign currency based assets and liabilities as of December 31, 2003 and 2002 was not material.

Goodwill and Other Intangibles.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews its goodwill for impairment annually at the beginning of its fourth fiscal quarter or when events or circumstances indicate the carrying value of an asset may not be recoverable. The provisions of FAS No. 142 require a two-step impairment test for goodwill. In the first step, the

Company compares the fair value of each reporting unit to its carrying value, including recorded goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its carrying value then the Company performs the second step which is to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a unit's goodwill exceeds its implied fair value, then the goodwill is impaired and the Company records an impairment loss equal to the difference.

The Company establishes the implied fair value of reporting unit goodwill based on a discounted cash flow methodology. The discounted cash flow is based on the Company's strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management's best estimate. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, possibly resulting in a requirement to record a charge for asset impairment.

The Company's other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 18 years.

Impairment of Long-Lived Assets.    The Company assesses the recoverability of long-lived assets annually at the beginning of its fourth fiscal quarter and when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. The Company performs its annual testing for impairment of long-lived assets.

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

Research and Development.    Research and development ("R&D") costs are charged to selling, general and administrative expense as incurred. Total expenditures on research and development activities amounted to $56.7 million, $52.9 million and $65.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures were for Company sponsored R&D and were primarily for labor, materials, building and utility, and other administrative costs. The Company incurred no costs associated with R&D sponsored by customers or other external parties.

New Accounting Pronouncements.    In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, certain disclosures are required pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act on the Company's postretirement healthcare plans. Accordingly, any measures of the accumulated postretirement benefit obligation ("APBO") or net periodic postretirement benefit cost in the Company's consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company's financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement become effective for the Company's interim financial statements for the quarter ending March 31, 2004. The statement's disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company's financial statements for the year ended December 31, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets forth standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB's revision of that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The FASB issued a subsequent revision to FIN No. 46 in December 2003. FIN No. 46 requires that variable interest entities be consolidated by an entity ("company") if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 16, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others." This interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements and its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the required disclosure provisions and the initial recognition and initial measurement provisions. The adoption of this interpretation had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This consensus also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this consensus may impact the timing of the Company's revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. The Company applies this consensus prospectively to revenue arrangements entered on or after July 1, 2003. The adoption of EITF 00-21 had no material impact on the timing of revenue recognition upon adoption.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for the Company on January 1, 2003. The adoption of this statement affects the timing of expense recognition for the Company's restructuring activities.

Reclassifications.    Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B: Cash and Cash Equivalents, Long-term Obligations and Interest

Cash and cash equivalents amounted to $238.4 million and $178.3 million at December 31, 2003 and December 31, 2002, respectively, and consisted mainly of time deposits. Cash and cash equivalents at December 31, 2003 and 2002 include $23.3 million and $4.7 million, respectively, of bank deposits required to be maintained in support of letters of credit and foreign exchange contracts. Letters of credit are purchased guarantees to ensure our contract performance to third parties in accordance with specified terms and conditions. Management has determined that the Company's letters of credit do not create additional risk to UNOVA.

Long-term obligations consist of the following (thousands of dollars):

	December 31,
	2003	2002
Debentures, with interest at 6.875%, due 2005	$100,000	$100,000
Debentures, with interest at 7.00%, due 2008	100,000	100,000
Industrial revenue bonds, with interest at 3.21% (2003) and 3.4% (2002), due July 2005	8,500	8,500
Term Loan, with interest at 13.00%, due 2004	—	16,200

Long-term obligations	$208,500	$224,700

Long-term obligations at December 31, 2003 mature as follows (thousands of dollars):

Year Ending December 31,
2005	$108,500
2008	100,000

$208,500

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the "Revolving Facility") and a £15.0 million ($26.5 million) revolving facility and related overdraft facility (collectively, the "UK Facility"). In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan (the "Term Loan") and wrote off the related unamortized deferred financing costs of $0.7 million.

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at December 31, 2003, of $31.2 million under the Revolving Facility and £11.6 million ($20.6 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during 2003 and as of December 31, 2003, no borrowings were outstanding under either facility. As of December 31, 2003, the Company was in compliance with the financial covenants of each of these agreements.

The Revolving Facility is maintained with a syndicate of lenders and expires on July 11, 2004. Borrowing availability is subject to a Borrowing Base calculation, as defined in the agreement, based on eligible levels of accounts receivable and inventory. The Revolving Facility is secured by a junior lien on the real estate, machinery and equipment of the Company and its domestic subsidiaries and a senior lien on substantially all of the other assets of the Company and its domestic subsidiaries, subject to certain limitations on liens contained in the indenture governing the Company's outstanding senior notes in the principal amount of $200 million. The Company may borrow at the Base Rate or the LIBOR Rate, each as defined in the agreement, plus an applicable margin. The Revolving Facility places restrictions on the Company and its subsidiaries, including limits on capital expenditures, liens, investments, sale or pledge of assets, prepayment of debt, sale and leaseback transactions, dividend payments, and incurrence of debt or guarantees. Financial covenants include a Fixed Charge Coverage test and Tangible Net Worth, each as defined in the agreement, and a provision to maintain Minimum Availability of $30.0 million. The Fixed Charge Coverage test is only applicable if average Availability on the Revolving Facility is less than $50.0 million and outstanding borrowings on the Revolving Facility exceed $10.0 million.

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

Certain of the Company's U.K. subsidiaries (collectively, the "Borrower") maintain a secured revolving credit facility and related secured overdraft facility (collectively, the "UK Facility"). The UK Facility expires on September 25, 2004 and may be extended in one-year increments at the discretion of the lender. The UK Facility has committed capacity of up to £15.0 million and is secured by substantially all the assets of the Borrower. Borrowing availability, as defined in the agreement, is based on property and eligible levels of accounts receivable. The Company may borrow at the LIBOR rate, as defined in the agreement, plus an applicable margin. The UK Facility places restrictions on the Borrower, including limits on liens, investments, sale or pledge of assets, dividend payments, and incurrence of debt or guarantees. Net proceeds from the sale of real estate, machinery and equipment of the Borrower must be applied to the reduction of any outstanding loan balance. The UK Facility includes cross default provisions to the financial covenants included in the Company's Revolving Facility.

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The partial settlement resulted in a gain of $114.0 million and the reversion of assets resulted in excise taxes and other costs of $38.9 million for a net gain of $75.1 million, reported as other income in the consolidated statement of operations. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." This transaction resulted in a significant change from the historical rate of pension income. The net impact for 2002 was a reduction of approximately $25.0 million in pre-tax earnings.

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

Interest, net is composed of the following (thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
Interest expense	$16,829	$23,434	$32,877
Interest income	(3,744)	(2,845)	(2,951)

Interest, net	$13,085	$20,589	$29,926

The Company made interest payments of $15.6 million, $21.8 million, and $32.0 million in the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized interest costs for each year presented were not material.

At December 31, 2003 and 2002, the Company's fixed rate debentures had a carrying value of $200.0 million and estimated fair market value of $196.3 and $166.0 million, respectively, based on market trade values. The carrying values of the variable rate borrowings, including the industrial revenue bonds, approximate fair value because they bear interest at market rates currently available to the Company. Fair values of the Company's accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The Company also has letter-of-credit reimbursement agreements primarily related to the Company's performance on contracts with customers totaling $35.9 million at December 31, 2003. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

Note C: Accounts Receivable and Inventories

Accounts receivable consist of the following (thousands of dollars):

	December 31,
	2003	2002
Trade receivables, net	$212,760	$192,618
Receivables related to long-term contracts
Amounts billed	16,392	56,714
Unbilled costs and accrued profit on progress completed and retentions	46,442	91,839

Accounts receivable, net	$275,594	$341,171

The unbilled costs and retentions at December 31, 2003 are expected to be entirely billed and collected during 2004.

Inventories consist of the following (thousands of dollars):

	December 31,
	2003	2002
Raw materials	$89,085	$70,688
Work in process	32,423	29,727
Finished goods	16,105	23,406
Inventoried costs related to long-term contracts	18,485	32,210
Less: progress billings	(23,774)	(17,563)

Inventories, net of progress billings	$132,324	$138,468

Note D: Property, Plant and Equipment, Net and Assets Held for Sale

Property, plant and equipment consist of the following (thousands of dollars):

	December 31,
	2003	2002
Property, plant and equipment, at cost
Land	$9,445	$15,067
Buildings and improvements	50,817	77,465
Machinery and equipment	232,974	274,537

Total property, plant and equipment, at cost	293,236	367,069
Less: accumulated depreciation	(215,944)	(240,133)

Property, plant and equipment, net	$77,292	$126,936

Depreciation expense from continuing operations was $24.0 million, $31.4 million and $40.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense from discontinued operations was $1.0 million, $1.7 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	10-45 years
Building improvements	2-40 years
Machinery and equipment	2-15 years

As of December 31, 2003 and 2002, the Company deferred $5.0 million and $7.0 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 2003 (thousands of dollars):

2004	$14,802
2005	11,918
2006	9,618
2007	8,515
2008	7,384
Thereafter	31,113

Total	$83,350

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $18.5 million, $21.7 million and $26.5 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Proceeds totaling approximately $3.5 million, $18.2 million and $6.9 million was received in 2003, 2002 and 2001, respectively, from the sale of operating facilities and land, excluding assets classified as held for sale.

Assets Held for Sale: During 2003, in conjunction with restructuring activities related to the Company's IAS segment, the Company reclassified certain property, plant and equipment with a net book value of $30.9 million to assets held for sale. In accordance with SFAS No. 144, the carrying amount of these assets is the lower of book value or net realizeable value. An impairment charge of $4.1 million related to these assets is classified as special charges on the statement of operations for the year ended December 31, 2003. Assets held for sale with a carrying amount of approximately $3.0 million were sold during 2003 for a price approximating their carrying value. At December 31, 2003, assets held for sale of $23.8 million comprise $18.8 million of land and buildings and $5.0 million of machinery and equipment.

Note E: Goodwill and Other Intangibles, Net

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides guidance on post-acquisition accounting for goodwill and intangible assets, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. SFAS No. 142 became effective for the Company on January 1, 2002, at which time the Company ceased amortizing its goodwill. SFAS No. 142 requires a company to perform an impairment test on an annual basis and whenever events or circumstances indicate that goodwill may be impaired. The Company performed its annual impairment tests at the beginning of the fourth fiscal quarters of 2003 and 2002. The tests indicated that the company's goodwill was not impaired. The fair value based impairment test was based on a discounted cash flow model.

As of January 1, 2002, all of the Company's goodwill is recorded in its Industrial Automation Systems ("IAS") segment. The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 were as follows (thousands of dollars):

Balance as of January 1, 2002	$71,362
Amount allocated to sale of business	(2,781)
Foreign currency translation adjustment	965

Balance as of December 31, 2002	69,546
Foreign currency translation adjustment	846

Balance as of December 31, 2003	$70,392

The following table sets forth net earnings (loss) and basic and diluted earnings (loss) per share, excluding goodwill amortization (thousands of dollars, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net earnings (loss)	$(19,267)	$2,427	$(292,184)
Add back: goodwill amortization, net of tax	—	—	10,774

Adjusted net earnings (loss)	$(19,267)	$2,427	$(281,410)

Reported basic and diluted earnings (loss) per share	$(0.33)	$0.04	$(5.14)
Add back: goodwill amortization, net of tax, per share	—	—	0.19

Adjusted basic and diluted earnings (loss) per share	$(0.33)	$0.04	$(4.95)

The gross carrying amount and accumulated amortization of the Company's amortized intangibles are as follows (thousands of dollars):

	December 31,
Gross carrying amount	$16,643	$15,723
Accumulated amortization	(11,396)	(9,924)

Other intangibles, net	$5,247	$5,799

During the year ended December 31, 2002, the Company's ADS segment sold to an unrelated party a portfolio of patents with a gross carrying amount of $3.7 million and accumulated amortization of $1.2 million. Additionally, in the year ended December 31, 2002, the Company reclassified $6.2 million of intangible assets related to the 1997 Norand acquisition to deferred tax assets.

Amortization expense on intangible assets for the years ended December 31, 2003, 2002 and 2001 was $0.8 million, $1.5 million and $2.6 million, respectively. Estimated amortization expense for the current and succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2004	$896
2005	787
2006	386
2007	386
2008	386

Note F: Shareholders' Investment

Capital Stock

At December 31, 2003, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

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

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2003	2002	2001
Weighted average common shares—Basic	58,827,769	57,820,978	56,851,291
Dilutive effect of unvested restricted shares and stock options		793,290

Weighted average shares—Diluted	58,827,769	58,614,268	56,851,291

At December 31, 2003, 2002 and 2001, employees and directors held options to purchase 4,744,555, 4,104,585 and 4,181,560 shares, respectively, of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. In addition, for the years ended December 31, 2003 and 2001, diluted weighted average shares exclude weighted average unvested restricted shares of 463,747 and 433,326, respectively, due to the Company reporting a net loss.

Stock Awards

The UNOVA, Inc. 2001, 1999 and 1997 Stock Incentive Plans (the "Stock Incentive Plans," collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2001 and 1999 plans are 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 plan which was frozen subsequent to the approval of the approval of the 1999 Stock Incentive Plan. As of December 31, 2003, there were 1,530,120 options outstanding that were granted under the 1997 Plan before it was frozen. Incentive awards may be granted in the form of stock options, with or without related stock appreciation rights, or in the form of restricted stock. Under the Stock Incentive Plans, stock options may not be granted at an exercise price less than the market value of the Company's common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years and expire in ten years.

The 2002 Director Stock Option and Fee Plan ("2002 DSOP") and the 1997 Director Stock Option Plan ("1997 DSOP") provide for the grant of stock options to the Company's non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, the plan was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their date of grant.

As of December 31, 2003 there were 1,232,537 shares available for grant under the Company's stock award plans. The following table summarizes changes in options outstanding and exercisable under the Company's stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
January 1, 2001	7,104,020	$13.42	2,402,486	$17.56

Granted	78,500	4.25
Canceled	(3,000,960)	14.59

December 31, 2001	4,181,560	12.41	2,292,346	15.92

Granted	1,873,035	7.25
Exercised	(37,700)	4.18
Canceled	(479,330)	12.16

December 31, 2002	5,537,565	10.74	3,556,061	12.99

Granted	535,835	7.57
Exercised	(1,182,350)	10.85
Canceled	(146,495)	6.12

December 31, 2003	4,744,555	10.50	3,012,269	12.77

Outstanding stock option data as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$3.52 to $5.26	1,224,370	6.99	$4.22	693,390	$4.21
$5.38 to $7.92	1,696,063	7.70	7.40	511,455	7.21
$12.38 to $17.56	926,502	4.77	16.32	909,804	16.36
$18.81 to $22.00	897,620	3.87	18.93	897,620	18.93

	4,744,555			3,012,269

In August 2001, the Company extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of the Company's common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled, and 317,884 shares of restricted stock were issued under the Company's Stock Incentive Plans. The restricted shares vest over a three year period, with one third of the restricted shares vesting on each of the first three anniversaries of the exchange date. The tender offer resulted in variable accounting for all options subject to the offer until the options are cancelled, exercised or expired. As of December 31, 2003, 2002 and 2001, the Company had outstanding 42,302, 58,100 and 68,250 options that are subject to the variable method of accounting, which requires the Company to record compensation expense when the market value of the Company's common stock exceeds the exercise price of the option. For the year ended December 31, 2003 compensation expenses related to these options were $0.3 million. There was no compensation expense related to these options during the years ended December 31, 2002 and 2001 because the exercise price of these options exceeded market value.

In 2003, 2002 and 2001, the Company granted 294,752, 1,590 and 438,577 shares of restricted stock, respectively, under the provisions of the 1999 and 2001 Stock Incentive Plans. For the years ended December 31, 2003, 2002 and 2001, the restricted stock was issued at weighted average market values at the date of grant of $8.24, $7.38 and $4.45 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period. For the years ended December 31, 2003, 2002 and 2001 deferred compensation was $1.8 million, $0.6 million and $2.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, compensation expense was $1.1 million, $1.5 million and $1.8 million, respectively.

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

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2003, 2002 and 2001, employees purchased 438,572, 556,619 and 867,432 shares, respectively. The weighted-average fair value of purchase rights granted in 2003, 2002 and 2001 was $2.21 per share, $1.70 per share and $1.38 per share, respectively. The fair values of the stock purchase rights were determined using the following weighted-average assumptions in 2003, 2002, and 2001, respectively; risk-free interest rate of 0.94%, 1.76%, and 4.58%; expected life equal to the applicable offering periods for each year; and expected volatility of 56.38%, 55.66%, and 56.48%. The actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model. As of December 31, 2003, there were 1,277,139 shares remaining available for sale to employees under the ESSP.

Note G: Restructuring Activities and Special Charges

Special charges comprise the following by reportable segment (thousands of dollars):

	Year Ended December 31,
	2003	2002		2001
IAS:
Severance	$2,053	$18,889		$5,657
Facility consolidation	2,113	417		3,855
Impairment of property, plant and equipment	4,081	4,200		15,209
Impairment of goodwill	—	—		46,649
Loss on sale of business	—	4,688	(a)

Total IAS	8,247	28,194		71,370

ADS:
Severance	—	—		1,500
Facility consolidation	—	—		5,900
Impairment of property, plant and equipment	—	—		8,584
Impairment of goodwill	—	—		222,042

Total ADS	—	—		238,026

Corporate:
Severance	—	2,000		—
Facility consolidation	1,662	4,393		—

Total Corporate	1,662	6,393		—

Special charges	$9,909	$34,587		$309,396

(a)
Includes $2,781 of allocated goodwill.

Throughout 2003, 2002 and 2001, the Company undertook a series of actions to close underutilized or underperforming operations and facilities. These actions resulted in charges for severance, plant closure costs and impairment of long-lived assets as follows.

IAS Segment:    The following table summarizes IAS restructuring activities during the year ended December 31, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total
Accrual balance at December 31, 2002	$13,572	$1,776	$15,348
Charges	2,053	2,113	4,166
Cash payments	(10,791)	(2,536)	(13,327)
Other(A)	1,174	(224)	950

Accrual balance at December 31, 2003	$6,008	$1,129	$7,137

(A)
Represents primarily the impact of translation.

In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which was substantially completed by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in a fourth quarter 2002 non-cash impairment charge of $4.2 million to write down property, plant and equipment to the lower of its carrying value or estimated fair value less cost to sell ("net realizeable value"). The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

During the year ended December 31, 2003, in conjunction with the above described restructuring plan, IAS recorded severance charges of $2.1 million for an additional 165 employees and $2.1 million for other plant closure costs. As of December 31, 2003, the IAS segment had terminated 684 employees and paid $13.3 million in severance, cumulatively, in conjunction with this plan. During the year ended December 31, 2003, 435 employees were terminated and $10.8 million in severance was paid in conjunction with this plan. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment charge of $4.0 million in the fourth quarter of 2003 to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

During the fourth quarter 2001, the IAS segment initiated a plan to reduce vertical integration in its manufacturing process and consolidate plant facilities. The plan included outsourcing of certain manufacturing activities, termination of employees, and the disposition of plant and equipment by a combination of sale and abandonment. This action, which was substantially complete as of December 31, 2003, resulted in charges relating to severance for 75 employees totaling $1.5 million and other plant closure costs of $1.8 million. The related analysis of long-lived assets to be disposed of resulted in non-cash impairment charges of $5.5 million to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. As of December 31, 2003, 75 employees had been terminated, 63 of which were terminated during the year ended December 31, 2003. In conjunction with this plan, $1.5 million in severance costs had been paid, cumulatively, all during the year ended December 31, 2003.

In March 2002, the IAS segment sold its plastics extrusion equipment business ("Plastics") resulting in a loss of $4.7 million, including $2.8 million of allocated goodwill. The net assets and results of operations for Plastics are not material for all periods presented.

During the fourth quarter 2001, the IAS segment initiated closure of its Modern Prototype operations. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 39 employees totaling $0.9 million and other plant closure costs of $2.4 million. The related review of long-lived assets to be disposed of for impairment resulted in impairment charges of $4.3 million to write down property, plant and equipment to the lower of its carrying value or estimated net realizeable value. The aggregate charge of $7.6 million related to this action is classified on the 2001 statement of operations as loss on discontinued operations.

In the third quarter 2001, growing evidence of a recessionary environment, intensified by the September 11 attacks, caused the Company to have a less favorable revenue outlook and accordingly the Company assessed its goodwill and long-lived assets for impairment. Due primarily to this poor market outlook and uncertainty as to its impact on the Company's results, the Company recorded non-cash charges to write off $15.6 million of goodwill in the IAS segment. Additional non-cash charges of $9.8 million were recorded to reduce the book value of IAS property, plant and equipment, to their estimated fair values less cost to sell. The estimated fair values of these long-lived assets including goodwill were computed based on discounted expected future cash flows from the related operations.

During the third quarter of 2001, the IAS segment initiated closure of an additional facility and consolidation of its operations into other IAS units. This action, which was substantially completed during the fourth quarter of 2001, resulted in the accrual of severance costs for 88 employees totaling $1.2 million and other plant closure costs of $0.4 million.

During the second quarter 2001, the IAS segment initiated closure of substantially all of its R&B Machine Tool Company and MM&E, Inc. facilities. Certain remaining manufacturing activities were consolidated into other IAS units. This action, which was substantially complete at December 31, 2001, resulted in the accrual of severance costs for 217 employees totaling $3.0 million and other plant closure costs of $1.6 million. The related review of goodwill and long-lived assets for impairment resulted in a non-cash goodwill impairment charge of $31.0 million. The estimated fair value of goodwill was computed based on discounted expected future cash flows from remaining operations.

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

In the third quarter 2001, in response to evidence of a recessionary environment, intensified by the September 11 attacks, the Company recorded non-cash charges to write off the remaining goodwill associated with the ADS segment of $222.0 million. Additional non-cash charges of $8.6 million were recorded to reduce the book value of ADS property, plant and equipment, to their estimated fair values less cost to sell. The estimated fair values of these long-lived assets including goodwill were computed based on discounted expected future cash flows from the related operations.

Corporate:    The following table summarizes Corporate relocation activities during the year ended December 31, 2003 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total
Accrual balance at December 31, 2002	$2,008	$4,443	$6,451
Charges	—	1,662	1,662
Cash payments	(404)	(3,307)	(3,711)

Accrual balance at December 31, 2003	$1,604	$2,798	$4,402

During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $1.7 million for facility move and employee relocation expenses were recorded during the year ended December 31, 2003. As of December 31, 2003, 20 employees had been terminated and $0.4 million in severance costs had been paid, cumulatively, of which 18 employee terminations and $0.4 million in severance payments occurred during the year ended December 31, 2003.

Note H: Other Income

Reversion of Pension Plan Assets: In June of 2001, the Company completed a partial settlement of its U.S. defined pension plan obligations that resulted in a net pre-income tax book gain of $75.1 million. See discussion in Note K.

Note I: Income Taxes

Earnings (loss) before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
United States	$3,584	$27,129	$(289,379)
Other Nations	(2,253)	(11,530)	4,384

Earnings (Loss) from continuing operations before Income Taxes	$1,331	$15,599	$(284,995)

Income taxes consist of the following provision (thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
Current:
U.S. taxes	$4,329	$7,022	$2,796
International taxes	3,324	4,727	3,520

Total Current	7,653	11,749	6,316

Deferred:
U.S. taxes	(866)	(2,997)	(3,789)
International taxes	5,613	(756)	(11)

Total Deferred	4,747	(3,753)	(3,800)

Provision for Income Taxes	$12,400	$7,996	$2,516

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31
	2003	2002
Deferred tax assets:
Accrued expenses	$44,635	$57,437
Receivables and inventories	18,653	20,469
Net operating loss carryforwards	6,650
Other items	1,291	706

Total current deferred tax assets	71,229	78,612
Retiree medical benefits	17,438	16,668
Intangibles	(148)	2,483
Tax credit carryforwards	32,987	42,066
Deferred income	1,726	2,447
Net operating loss carryforwards	109,140	85,654

Total deferred tax assets	232,372	227,930
Valuation allowance	(40,619)	(32,663)

Net deferred tax assets	191,753	195,267

Deferred tax liabilities:
Pensions	(5,139)	(8,129)
Accelerated depreciation	(3,565)	(4,967)

Total deferred tax liabilities	(8,704)	(13,096)

Net deferred tax asset	$183,049	$182,171

The Company has available at December 31, 2003 a net operating tax loss carryforward in the United States of approximately $192.7 million with expiration dates from 2019 through 2023. Included in the net operating tax loss carryforward is $5.2 million of foreign tax credit carryforwards which the Company had determined would not be utilized prior to their scheduled expiration dates ranging from 2004 through 2007.

The Company has general business credit carryforwards of $33.0 million at December 31, 2003. The credit carryforwards have expiration dates ranging from 2010 through 2021.

At December 31, 2003, the Company has foreign net operating tax loss carryforwards of $136.6 million. Valuation allowances of $37.0 million and $28.0 million, as of December 31, 2003 and 2002, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. Included in the 2003 and 2002 valuation allowances is $3.5 million related to acquired German net operating loss carryforwards; any tax benefits subsequently recognized for the acquired German net operating loss carryforwards will be allocated to goodwill. Additional valuation allowances of $3.6 million and $4.7 million have been provided for other deferred income tax benefits that are related to the foreign operations in 2003 and 2002, respectively.

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

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes (thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
Tax at U.S. statutory rate	$466	$5,460	$(99,748)
State income taxes net of federal benefit	763	578	340
Nondeductible goodwill	—	512	96,386
Nondeductible federal excise tax	—	—	12,299
Tax credits, extraterritorial income exclusion and FSC benefit	5,098	(1,820)	(7,840)
Foreign net earnings taxed at other than U.S. statutory rate	(5,239)	(6,481)	(1,043)
Repatriation of foreign earnings and related taxes	—	—	(230)
Valuation allowance	9,391	8,113	—
Other items	1,921	1,634	2,352

	$12,400	$7,996	$2,516

The Company made net tax payments of $9.0 million, $1.2 million and $6.1 million in the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has not provided income taxes on undistributed earnings of foreign subsidiaries that the Company intends to reinvest permanently outside the United States; the total amount of such earnings was approximately $106.6 million at December 31, 2003. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes. It is not practicable, however, to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Note J: Intellectual Property Settlements and Sale

During the year ended December 31, 2003, the Company received compensation in relation to three settlements regarding certain of its intellectual property ("IP settlements"). The Company received compensation in relation to four similar IP settlements during the year ended December 31, 2002 and one IP settlement during the year ended December 31, 2001. The terms of these settlements are confidential.

In aggregate, revenues and related gross profit from intellectual property settlements were $18.7 million and $12.5 million in 2003, and $88.4 million and $71.7 million in 2002, respectively. In 2002, the Company sold a portfolio of wireless networking patents for $24.0 million. The related gross profit was $18.5 million. Proceeds from the IP settlements and sale in 2002 of $112.4 million represent nearly a four-fold increase from IP related revenue in 2001. The operating profit from IP related revenue in 2001 was approximately $25.0 million.

In February 2004, the Company received compensation in relation to an additional similar IP settlement. The settlement will have a significant positive impact on the Company's revenues and operating results for the quarter ending March 31, 2004 and the 2004 fiscal year. The specific terms of the settlement are confidential.

Note K: Pension and Other Postretirement Benefit Plans

The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant's employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

The Company uses a measurement date of September 30 for the majority of its pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of the Company's pension plans and the amounts recognized in the Company's balance sheets (thousands of dollars):

	2003		2002
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$104,184	$138,934	$79,859	$109,647
Service cost	8,571	5,205	11,498	3,770
Interest cost	7,439	7,960	5,928	6,832
Special termination benefits	71		4,746
Plan participants' contributions	1,346	911	3,785	1,034
Actuarial loss	23,975	8,428	7,985	12,086
Benefits paid	(4,423)	(7,553)	(9,617)	(7,304)
Settlement impact on obligation
Foreign currency translation adjustment		15,795		12,869

Benefit obligation at end of year	141,163	169,680	104,184	138,934

Change in plan assets:
Fair value of plan assets at beginning of year	80,720	99,694	101,316	100,001
Actual return on plan assets	12,947	12,853	(16,886)	(5,630)
Plan participants' contributions	1,346	911	3,785	1,034
Employer contributions		3,619		1,750
Benefits paid	(2,445)	(7,553)	(7,495)	(7,304)
Foreign currency translation adjustment		11,263		9,843

Fair value of plan assets at end of year	92,568	120,787	80,720	99,694

Funded status	(48,595)	(48,893)	(23,464)	(39,240)
Unrecognized net actuarial loss	55,779	50,338	35,397	40,661
Unrecognized prior service cost	4,866		5,656
Unrecognized transition asset	(42)	(1,377)	(299)	(1,360)
Adjustment to recognize minimum pension liability		(14,649)		(10,859)

Net amount recognized	$12,008	$(14,581)	$17,290	$(10,798)

Amounts recognized on the Company's consolidated balances sheets are as follows (thousands of dollars):

	2003		2002
	U.S.	Non U.S.	U.S.	Non U.S.
Prepaid benefit cost	$50,748	$68	$52,524	$61
Accrued benefit cost	(38,740)		(35,234)
Accumulated other comprehensive loss		(14,649)		(10,859)

Net amount recognized	$12,008	$(14,581)	$17,290	$(10,798)

The Company's U.S. plans in the preceding table include prepaid pension cost of funded plans, presented net of pension liabilities for unfunded plans. For these unfunded plans, in aggregate, as of December 31, 2003 and 2002, the accrued pension cost was $38.7 million and $35.2 million, the benefit obligation was $51.9 million and $45.0 million, and the accumulated benefit obligation was $44.9 million and $36.3 million, respectively.

The Company does not expect to contribute to its U.S. funded plans in 2004.

Due primarily to poor market returns and a reduction in the discount rate used to determine the aggregate accumulated benefit obligation in 2002, at December 31, 2002 the aggregate accumulated benefit obligation of the Non-U.S. plans of $110.9 million exceeded the aggregate fair value of plan assets. In 2002, the Company recorded $10.9 million to recognize the corresponding minimum liability, resulting in an after tax charge to accumulated other comprehensive loss of $7.6 million. In 2003, a further reduction in the discount rate resulted in the Company recording an additional $2.9 million increase to the minimum liability, which was charged to accumulated other comprehensive loss. In 2003, the minimum pension liability increased an additional $0.9 million due to translation. In 2003, the Company recorded valuation allowances for the tax benefits resulting from the 2002 and 2003 minimum pension liabilities recorded. The valuation allowance related to the 2003 charge was recorded in other comprehensive income, resulting in a zero tax effect on the charge. The valuation allowance of $3.3 million related to the 2002 charge is included as a charge to the Company's 2003 income tax provision.

In 2001, the Company completed a partial settlement of its U.S. defined benefit pension plan obligations through the purchase of nonparticipating annuity contracts. In connection with the settlement, surplus plan assets of $175.7 million reverted to the Company. After applicable excise and income taxes, the Company received net cash of $122.0 million and real estate with a fair value of $15.3 million. The partial settlement resulted in a gain of $114.0 million and the reversion of assets resulted in excise taxes and other costs of $38.9 million for a net gain of $75.1 million, reported as other income in the consolidated statement of operations. The Company also reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." This transaction resulted in a significant change from the historical rate of pension income. The net impact for 2002 was a reduction of approximately $25.0 million in pre-tax earnings.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2003 and 2002 fiscal years are as follows:

	U.S.		Non U.S.
	2003	2002	2003	2002
Discount rate	6.00%	6.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.25%	3.25%	3.25%

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and at December 31, 2003 and 2002, include 31,475 shares of UNOVA common stock. Non-U.S. plan assets consist primarily of equity securities, U.K. government securities, and corporate bonds. The asset allocation for the Company's U.S pension plans as of December 31, 2003 and 2002 and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
	Target Allocation
		2003	2002
Equity securities	69%	51%	46%
Debt securities	20%	28%	28%
Other	10%	18%	24%
Cash and cash equivalents	1%	3%	2%

Total	100%	100%	100%

Due to the partial settlement of the Company's US defined benefit pension obligation in 2001, the majority of the Company's US pension obligations are 30 to 50 years in the future. Consistent with this obligation, the Company's investment strategy for the plan assets is to aggressively invest for strong long-term returns. As a result of the 2001 reversion of surplus pension plan assets, the allocation of assets among asset categories is different from the Company's target allocation. The Company's objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, represent primarily private equity-type investments and private placements.

In 2003, 2002 and 2001 the Company offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $0.1 million, $4.7 million and $9.0 million, respectively. A summary of the components of net periodic pension expense (income) for the Company's defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2003		2002		2001
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense (income):
Service cost	$8,571	$5,205	$11,498	$3,770	$12,667	$4,082
Interest cost	7,439	7,960	5,928	6,832	12,696	7,106
Expected return on plan assets	(9,893)	(9,655)	(11,238)	(9,650)	(31,244)	(10,756)
Amortization of prior service cost	719		724		708
Recognized net actuarial gain	610	224	(74)	(149)	(10,750)
Amortization of transition asset	(257)	(303)	(314)	(275)	(1,556)	(272)
Special termination benefits	71		4,746		8,950

	7,260	3,431	11,270	528	(8,529)	160
Gain on partial settlement					(114,013)
Defined contribution plans	2,877	1,199	3,428	1,162	4,439	1,309

Net periodic pension expense (income)	$10,137	$4,630	$14,698	$1,690	$(118,103)	$1,469

The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%	5.75%	6.25%	6.50%
Expected return on plan assets	9.00%	9.25%	9.25%	7.75%	8.00%	8.50%
Rate of compensation increase	4.25%	4.50%	4.50%	3.25%	3.50%	4.00%

Management's analysis of the plan asset rate of return assumption supports a long-term rate of return between 9.5% and 10.0% based on the long-term perspective of the investments and the historical results of investment funds. However, as a result of a survey conducted by the plan actuary, and market pressures focusing on shorter term results, the rate of return assumption for the Company was lowered from 9.25% in 2001 to 9.0% in 2002. Management has maintained the Company's rate of return assumption at 9.0% for the September 30, 2003 measurement date.

Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company's other postretirement benefits and amounts recognized in the Company's balance sheets (thousands of dollars):

	December 31,
	2003	2002
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$64,955	$60,776
Service cost	474	847
Interest cost	3,976	4,183
Amendment	(15,669)
Actuarial loss	1,432	3,098
Benefits paid	(4,562)	(3,949)

Benefit obligation at end of year	50,606	64,955

Funded status	(50,606)	(64,955)
Unrecognized net actuarial loss	21,516	20,629
Unrecognized prior service cost	(14,068)
Unrecognized transition obligation		1,744

Accrued postretirement benefit obligation	$(43,158)	$(42,582)

Certain postretirement medical plans were modified during 2003 to eliminate coverage for future retirees and to require retirees to contribute a portion of the plan cost, effective January 1, 2007. These plan changes reduced the benefit obligation by $15.7 million as of December 31, 2003. This reduction was first used to reduce the remaining unrecognized transition obligation of $1.6 million to zero as of December 31, 2003. The remainder of the reduction is deferred as a negative prior service cost and will be amortized over the expected future service period.

A summary of the Company's net periodic postretirement benefit cost is as follows (thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
Components of net periodic postretirement benefit cost:
Service cost	$474	$847	$715
Interest cost	3,976	4,183	3,821
Recognized actuarial loss and transition obligation	685	853	571
Special termination benefits	—	—	2,542

Net periodic postretirement benefit cost	$5,135	$5,883	$7,649

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 6.00%, 6.75%, and 7.25% at December 31, 2003, 2002 and 2001, respectively. The assumed health care cost trend rate for fiscal year 2003 was 10.66% and is projected to decrease over 14 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $3.5 million, while a one-percentage point decrease results in a decrease of $3.1 million.

In December, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement health care plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company elected to defer accounting for the effects of the Act on the Company's postretirement healthcare plans. Accordingly, any measures of the APBO or net periodic postretirement benefit cost in the Company's consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in the Company's warranty liability during the years ended December 31, 2003 and 2002 (thousands of dollars):

	Year Ended December 31,
	2003	2002
Beginning balance	$34,890	$34,393
Payments	(22,011)	(18,925)
Increase in liability (new warranties issued)	16,550	21,441
Adjustments (pre-existing warranties)	(3,017)	(3,074)
Currency translation adjustment	1,392	1,055
Effect of discontinued operations	(665)

Ending Balance	$27,139	$34,890

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company's consolidated financial statements.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002 in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages has been made by Tower Automotive Products Co. The Company has responded to the Complaint. A trial date has been scheduled for the fourth quarter of 2004. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result it is possible that cash flows or results of operations could be materially affected in that period or subsequent periods.

Note M: Related Party Transactions

At December 31, 2003, other assets includes a receivable due from a certain non-executive Company officer, of $0.2 million. As of December 2002, the receivable balance was $0.3 million due from certain officers.

During 2001, the Company leased executive offices that are located in a building that was owned by the UNOVA Master Trust, an entity which holds the assets of the Company's primary U.S. pension plans. In conjunction with the reversion of surplus pension plan assets in June 2001, ownership of the building was transferred to the Company and the lease agreement was terminated. Prior to the June 2001 transfer, rental expense under the provisions of this lease was $0.4 million in the year ended December 31, 2001. In April 2002, the Company sold the building to an independent buyer.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company's outstanding common shares, and various of its subsidiaries ("Unitrin") participated as a lender in the Term Loan. Interest expense associated with amounts funded by Unitrin was $0.2 million, $3.0 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively (See Note B). In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan.

Note N: Segment Reporting

The Company has two reportable segments, Automated Data Systems ("ADS") and Industrial Automation Systems ("IAS"). Segments are determined principally on the basis of their products and services. The ADS segment comprises the Company's wholly owned subsidiary Intermec Technologies Corporation ("Intermec"). Intermec products and services include rugged mobile computing solutions, wireless and automated data collection systems for field workers, on-premises and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS's rugged and robust systems, solutions and services enable Intermec's customers to more efficiently and effectively manage their supply chains and fulfillment activities. The IAS segment comprises the Cincinnati Lamb division and the Landis Grinding Systems division. IAS segment is a leading producer of value-added manufacturing technologies, products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. IAS serves primarily the global aerospace, automotive, off-road vehicle and diesel engine industries as well as industrial components, heavy equipment and general job shop markets.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Assets classified as corporate and other amounts consist of cash and cash equivalents, prepaid pension costs, deferred tax assets and other corporate assets. Activities are primarily product sales oriented. Intrasegment transactions have been eliminated and there are no material intersegment transactions. The following table sets forth the Company's operations and total assets by business segments (millions dollars):

	Year Ended December 31,	Automated Data Systems		Industrial Automation Systems		Corporate And other Amounts		Total
Revenues	2003	$706.6		$416.0				$1,122.6
	2002	744.4		521.6				1,266.0
	2001	655.1		773.0				1,428.1
Operating profit (loss)	2003	65.8		(30.3	)(A)	(21.1	)(B)	14.4
	2002	110.2		(43.0	)(C)	(31.0	)(D)	36.2
	2001	(252.8	)(E)	(43.9	)(F)	(33.5	)(G)	(330.2)
Capital expenditures	2003	11.4		8.2		0.5		20.1
	2002	6.3		3.8		—		10.1
	2001	8.0		5.1		0.3		13.4
Depreciation and amortization expense	2003	13.7		10.8		0.3		24.8
	2002	17.8		14.5		0.6		32.9
	2001	30.1		22.8		1.0		53.9
Total assets at year end	2003	299.5		410.9		380.4		1,090.8
	2002	263.8		544.9		316.1		1,124.8
	2001	287.6		643.7		275.7		1,207.0

(A)
Includes special charges of $8.2 million (See Note G)

(B)
Includes special charges of $1.7 million (See Note G)

(C)
Includes special charges of $28.2 million (See Note G)

(D)
Includes special charges of $6.4 million (See Note G)

(E)
Includes goodwill impairment and special charges of $238.0 million (See Note G)

(F)
Includes goodwill impairment and special charges of $71.4 million (See Note G)

(G)
Excludes other income of $75.1 million (See Note H)

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenues. The following table sets forth the Company's revenues by geographic region (millions of dollars):

	Year Ending December 31,
	2003	2002	2001
United States	$610.9	$783.0	$968.1
Europe	344.3	326.0	312.6
Other Regions	167.4	157.0	147.4

Total	$1,122.6	$1,266.0	$1,428.1

The following table sets forth the Company's long-lived assets by geographic region (millions of dollars):

	December 31,
	2003	2002
United States	$183.5	$234.3
Europe	33.8	38.1
Other Regions	0.8	3.1

Total	$218.1	$275.5

Note O: Loss from Discontinued Operations, Net of Tax

During the third quarter 2003, in conjunction with the consolidation plan described in Note G, the Company sold substantially all the assets and existing backlog of its Lamb Body & Assembly Systems division for approximately the book value of the divested assets. The Company received $12.8 million in 2003 and retained $9.9 million in accounts payable. The division meets the definition of a "component of an entity" and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The results of operations for this division have been classified as discontinued operations in all periods presented.

Sales and Service Revenue from discontinued operations was $32.7 million, $47.1 million and $100.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Losses from discontinued operations were $8.2 million for the year ended December 31, 2003, including a $3.1 million pretax loss on disposal. Losses from discontinued operations were $5.2 million and $4.7 million for the years ended December 31, 2002 and 2001, respectively. Losses from discontinued operations are net of tax benefits of $4.4 million, $2.8 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's consolidated balance sheet as of December 31, 2003 includes $3.7 million in current assets, including $1.8 million of net property, plant and equipment classified as assets held for sale, and $7.0 million in current liabilities pertaining to discontinued operations. The Company's consolidated balance sheet as of December 31, 2002 includes $25.5 million in current assets, $6.3 million of net property, plant and equipment, and $12.0 million in current liabilities pertaining to discontinued operations.

UNOVA, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

	Sales	Gross Profit	Net Income (Loss)		Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share	Common Stock Sales Price High/Low
	(millions of dollars, except per share amounts)
Year ended December 31, 2003
First Quarter	$264.0	$73.6	$(14.9	)(A)	$(0.25)	$(0.25)	$6.68	$4.42
Second Quarter	279.7	83.6	(0.8	)(B)	(0.01)	(0.01)	11.95	5.26
Third Quarter	278.0	89.9	(1.3	)(C)	(0.02)	(0.02)	16.50	11.05
Fourth Quarter	300.9	92.5	(2.3	)(D)	(0.04)	(0.04)	25.23	13.86
Year ended December 31, 2002
First Quarter	$277.0	$69.1	$(18.2	)(E)	$(0.32)	$(0.32)	$8.04	$4.95
Second Quarter	344.1	112.0	22.3		0.39	0.38	8.10	6.04
Third Quarter	318.2	108.7	14.3	(F)	0.25	0.24	6.35	4.51
Fourth Quarter	326.7	104.9	(16.0	)(G)	(0.27)	(0.27)	6.81	4.30

(A)
Includes special charges of $1.0 million. See Note G to the Company's consolidated financial statements.

(B)
Includes special charges of $0.9 million. See Note G to the Company's consolidated financial statements.

(C)
Includes special charges of $1.0 million. See Note G to the Company's consolidated financial statements.

(D)
Includes special charges of $7.0 million. See Note G to the Company's consolidated financial statements.

(E)
Includes special charges of $4.7 million. See Note G to the Company's consolidated financial statements.

(F)
Includes special charges of $5.2 million. See Note G to the Company's consolidated financial statements.

(F)
Includes special charges of $24.7 million. See Note G to the Company's consolidated financial statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2003	$13,908	$13,192		$(5,136)	$21,964
Year ended December 31, 2002	16,834	4,467		(7,393)	13,908
Year ended December 31, 2001	22,694	3,977		(9,837)	16,834

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
4.2	First Amendment to the Credit Agreement, dated as of March 1, 2002, filed as Exhibit 4.2 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.
4.3	Second Amendment to the Credit Agreement, dated as of April 15, 2003, filed as Exhibit 4.1 to the Company's current report on Form 8-K dated April 15, 2003, and incorporated herein by reference.
4.4
Security Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, R & B Machine Tool Company, J.S. McNamara Company, M M & E, Inc., Intermec IP Corp., and UNOVA IP Corp., as Grantors, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
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
4.8	First Amendment to the Loan Agreement, dated as of August 15, 2001, filed as Exhibit 4.6 to the Company's September 30, 2001 quarterly report on Form 10-Q, and incorporated herein by reference.
4.9	Second Amendment to the Loan Agreement, dated as of March 1, 2002, filed as Exhibit 4.8 to the Company's 2001 annual report on Form 10-K, and incorporated herein by reference.

4.10
Security Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, R & B Machine Tool Company, J.S. McNamara Company, M M & E, Inc., Intermec IP Corp., and UNOVA IP Corp, as Grantors, and Special Value Investment Management, LLC, as Administrative Agent, filed as Exhibit 10.6 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.11
Stock Pledge Agreement dated as of July 12, 2001, among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc. and Intermec Technologies Corporation, as Pledgors, and Special Value Investment Management, LLC, as Agent, filed as Exhibit 10.7 to the Company's current report on Form 8-K dated July 12, 2001, and incorporated herein by reference.
4.12
Credit agreement dated September 13, 2001, among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited, and Intermec Technologies U.K. Limited, as Borrowers, filed as Exhibit 4.9 to the Company's September 30, 2001 quarterly report on Form 10-Q, and incorporated herein by reference.
4.13
Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company's registration statement on Form 10 No. 001-13279, and incorporated herein by reference.
4.14
Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
4.15
Resignation, Appointment and Acceptance agreement dated March 16, 2001 among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, (the "Prior Trustee"), National City Bank of Indiana, (the "Successor"), and UNOVA, Inc. (the "Issuer") in relation to the Indenture dated as of March 11, 1998.
4.16	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
4.17	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.

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
10.10
Amendment to the Form of Change of Control Employment Agreements with Daniel S. Bishop, Larry D. Brady, James A. Herrman, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.6 to the Company's 1999 annual report on Form 10-K, and incorporated herein by reference.
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
10.20	UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit 10.17 to the Company's 1997 annual report on Form 10-K, and incorporated herein by reference.
10.21	UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.22
UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999 (the "1999 Proxy Statement"), and incorporated herein by reference.
10.23
UNOVA, Inc. 2001 Stock Incentive Plan, filed as Exhibit B to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.
10.24
Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company's September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.
10.25
Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.
10.26	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company's 2002 Proxy Statement, and incorporated herein by reference.
21	Subsidiaries of the Registrant.*
23	Independent Auditors' Consent.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2004.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2004.*

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2004.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2004.*

*
Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities Exchange Commission.

QuickLinks

UNOVA, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
UNOVA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (thousands of dollars, except per share amounts)
UNOVA, INC. CONSOLIDATED BALANCE SHEETS (thousands of dollars)
UNOVA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (thousands of dollars)
UNOVA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT (thousands of dollars)
UNOVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note A: Significant Accounting Policies
  Note B: Cash and Cash Equivalents, Long-term Obligations and Interest
  Note C: Accounts Receivable and Inventories
  Note D: Property, Plant and Equipment, Net and Assets Held for Sale
  Note E: Goodwill and Other Intangibles, Net
  Note F: Shareholders' Investment
  Note G: Restructuring Activities and Special Charges
  Note H: Other Income
  Note I: Income Taxes
  Note J: Intellectual Property Settlements and Sale
  Note K: Pension and Other Postretirement Benefit Plans
  Note L: Litigation, Commitments and Contingencies
  Note M: Related Party Transactions
  Note N: Segment Reporting
  Note O: Loss from Discontinued Operations, Net of Tax
UNOVA, INC. QUARTERLY FINANCIAL INFORMATION (unaudited)
  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (Thousands of Dollars)
UNOVA, INC. INDEX TO EXHIBITS