Form 10-Q
period 2004-03-31
UNOVA INC
filed 2004-05-10
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On April 30, 2004 there were 60,532,559 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Sales and Service Revenues:
Sales revenues	$269,177	$236,524
Service revenues	28,493	27,484
Total Sales and Service Revenues	297,670	264,008

Costs and Expenses:
Cost of sales	176,019	168,743
Cost of service	18,937	18,421
Selling, general and administrative	78,651	76,280
Depreciation and amortization	4,784	6,784
Special charges	383	998

Total Costs and Expenses	278,774	271,226

Operating Profit (Loss) from Continuing Operations	18,896	(7,218)

Interest, net	(3,068)	(3,862)
Earnings (Loss) from Continuing Operations before Income Taxes	15,828	(11,080)
Provision for Income Taxes	(5,316)	(1,600)
Earnings (Loss) from Continuing Operations	10,512	(12,680)
Loss from Discontinued Operations, Net of Tax	(30)	(2,203)

Net Earnings (Loss)	$10,482	$(14,883)

Basic Earnings (Loss) per Share Continuing Operations	$0.17	$(0.21)
Discontinued Operations	(0.00)	(0.04)
Net Earnings (Loss) per share	$0.17	$(0.25)

Diluted Earnings (Loss) per Share Continuing Operations	$0.17	$(0.21)
Discontinued Operations	(0.00)	(0.04)
Net Earnings (Loss) per share	$0.17	$(0.25)

Shares Used in Computing Basic Earnings (Loss) per Share	60,188	58,413

Shares Used in Computing Diluted Earnings (Loss) per Share	62,126	58,413

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$227,530	$238,447
Accounts receivable, net of allowance for doubtful accounts of $18,505, 2004 and $21,964, 2003	280,600	275,594
Inventories, net of progress billings	150,330	132,324
Deferred tax assets	65,445	71,229
Assets held for sale	22,946	23,840
Other current assets	21,521	19,513
Total Current Assets	768,372	760,947

Property, Plant and Equipment, Net of Accumulated Depreciation of $219,653, 2004 and $215,944, 2003	76,009	77,292
Goodwill and Other Intangibles, Net	75,271	75,639
Deferred Tax Assets	113,486	111,820
Other Assets	61,966	65,119
Total Assets	$1,095,104	$1,090,817

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$266,552	$265,626
Payroll and related expenses	43,624	54,893
Current portion of long-term obligations	100,000	—
Total Current Liabilities	410,176	320,519

Long-term Obligations	108,500	208,500
Other Long-term Liabilities	133,453	130,970

Shareholders’ Investment:
Common stock	608	605
Additional paid-in capital	694,437	690,745
Accumulated deficit	(247,084)	(257,566)
Accumulated other comprehensive loss	(4,986)	(2,956)
Total Shareholders’ Investment	442,975	430,828
Total Liabilities and Shareholders’ Investment	$1,095,104	$1,090,817

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash and Cash Equivalents at Beginning of Period	$238,447	$178,269

Cash Flows from Operating Activities:
Net earnings (loss)	10,482	(14,883)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,784	7,165
Change in prepaid and accrued pension costs, net	2,654	1,894
Deferred taxes	1,666	454
Special charges	383	998
Changes in operating assets and liabilities:
Accounts receivable	(4,616)	48,241
Inventories	(17,991)	(1,482)
Other current assets	(2,037)	(2,133)
Accounts payable and accrued expenses	2,349	(6,693)
Payroll and related expenses	(9,279)	(10,571)
Other long-term liabilities	(973)	761
Other operating activities	3,081	2,254

Net Cash Provided by (Used in) Operating Activities	(9,497)	26,005

Cash Flows from Investing Activities:
Capital expenditures	(3,740)	(4,387)
Sale of property, plant and equipment	729	3,127
Other investing activities	(101)	832

Net Cash Used in Investing Activities	(3,112)	(428)

Cash Flows from Financing Activities:
Stock Options exercised	1,686	4
Repayment of long-term obligations	—	(16,200)
Other financing activities	6	(23)

Net Cash Provided by (Used in) Financing Activities	1,692	(16,219)

Resulting Increase (Decrease) in Cash and Cash Equivalents	(10,917)	9,358
Cash and Cash Equivalents at End of Period	$227,530	$187,627

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(7,326)	$(8,775)
Income taxes paid	$(2,023)	$(1,363)

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                                      Basis of Presentation

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”) is a global supplier of mobile computing and wireless network products for non-office applications and of manufacturing systems technologies primarily for the automotive and aerospace industries. The Company is headquartered in Everett, Washington and incorporated in the state of Delaware.

The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                                      Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) and basic and diluted loss per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated as follows (thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Net earnings (loss) as reported	$10,482	$(14,883)
Add: stock compensation expense recorded under the intrinsic value method	173	214
Less: pro forma stock compensation expense computed under the fair value method	(821)	(1,090)
Pro forma net earnings (loss)	$9,834	$(15,759)

Pro forma basic and diluted earnings (loss) per share	$0.16	$(0.27)

3.                                      Inventories, Net of Progress Billings

Inventories, net of progress billings, comprise the following (thousands of dollars):

	March 31, 2004	December 31, 2003

Raw materials	$93,654	$89,085
Work in process	56,809	50,908
Finished goods.	18,713	16,105
Less progress billings	(18,846)	(23,774)
Inventories, net of progress billings	$150,330	$132,324

4.                                      Long-term Obligations and Interest, net

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($27.2 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at March 31, 2004, of $11.6 million under the Revolving Facility and £11.9 million ($21.7 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility at any time during the first quarter of 2004 and as of March 31, 2004, no borrowings were outstanding under either facility. As of March 31, 2004, the Company was in compliance with the financial covenants of each of these agreements.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of March 31, 2004 the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally has outstanding $8.5 million of 3.21% industrial revenue bonds, maturing in July 2005.

Interest, net comprises the following (thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Interest expense	$4,009	$4,641
Interest income	(941)	(779)
Interest, net	$3,068	$3,862

The Company also has letter-of-credit reimbursement agreements primarily related to the Company’s performance on contracts with customers totaling $26.4 million at March 31, 2004. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

5.                                      Special Charges and Restructuring Activities

Special charges comprise the following by reportable segment (thousands of dollars):

	Three Months Ended March 31,
	2004	2003
IAS:
Facility consolidation	$300	$93
Impairment of property, plant and equipment	83	—
Severance	—	624
Total IAS	383	717

Corporate:
Facility consolidation	—	281
Total Corporate	—	281
Special charges	$383	$998

IAS Segment: The following table summarizes IAS restructuring activities during the three months ended March 31, 2004 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2003	$6,008	$1,129	$7,137
Total charges		300	300
Cash payments	(3,326)	(724)	(4,050)
Accrual balance at March 31, 2004	$2,682	$705	$3,387

In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which was substantially completed by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in a fourth quarter 2002 non-cash impairment charge of $4.2 million to write down property, plant and equipment to the lower of its carrying value or estimated fair value less cost to sell (“net realizable value”). During the year ended December 31, 2003, in conjunction with the above described restructuring plan, IAS recorded severance charges of $2.1 million for an additional 165 employees and $2.1 million for other plant closure costs. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment charge of $4.0 million in the fourth quarter of 2003 to write down property, plant and equipment to the lower of its carrying value or estimated net realizable value. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

In the first quarter 2004, IAS recorded additional charges of $0.3 million for additional facility consolidation costs and $0.1 million for impairment of property, plant and equipment in conjunction with this plan. As of March 31, 2004, the IAS segment had terminated 787 employees and paid $16.6 million in severance, cumulatively, in conjunction with this plan. During the three months ended March 31, 2004, 103 employees were terminated and $3.3 million of severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete as of June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter 2002. In the fourth quarter 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $1.7 million for facility move and employee relocation expenses were recorded during the year ended December 31, 2003. As of March 31, 2004, 22 employees had been terminated and $0.6 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.2 million in severance payments occurred during the three months ended March 31, 2004. During the three months ending March 31, 2004 $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual as of March 31, 2004 of $2.1 million represents ongoing leased facility costs.

6.                                      Loss from Discontinued Operations, Net of Tax

During the third quarter 2003, in conjunction with the consolidation plan described in Note 4, the Company sold substantially all the assets and existing backlog of its Lamb Body & Assembly Systems division for approximately the book value of the divested assets. The Company received $12.8 million in 2003 and $2.5 million in April 2004 and retained $9.9 million in accounts payable. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The Company’s consolidated statement of operations for the three month period ended March 31, 2003 has been restated to present this division as discontinued operations for comparative purposes.

Sales and service revenue from discontinued operations for the three months ended March 31, 2003 was $9.7 million. There was no revenue from discontinued operations for the three months ended March 31, 2004. The loss and related tax effect from discontinued operations for the three months ended March 31, 2004 were not material. Losses from discontinued operations were $2.2 million for the three months ended March 31, 2003. Losses from discontinued operations did not have a tax effect for the three months ended March 31, 2003, as the Company’s domestic income tax benefits for the quarter was offset by a corresponding valuation allowance.

The Company’s consolidated balance sheet as of March 31, 2004 includes $5.2 million in current assets, including $1.8 million of net property, plant and equipment classified as assets held for sale, and $7.5 million in current liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of December 31, 2003 includes $3.7 million in current assets, including $1.8 million of assets held for sale, and $7.0 million in current liabilities pertaining to discontinued operations.

7.                                      Provision for Income Taxes

The provision for income taxes for three months ended March 31, 2004, is primarily related to federal, state and foreign taxes. The provision for income taxes for the three months ended March 31, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit for the quarter is offset by a corresponding valuation allowance.

8.                                      Earnings (Loss) per Share and Shareholders’ Investment

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended March 31,
	2004	2003
Weighted average common shares - Basic	60,187,811	58,412,735
Dilutive effect of unvested restricted shares and stock options	1,938,300	—
Weighted average shares - Diluted	62,126,111	58,412,735

Because the Company reported a net loss from continuing operations for the three months ended March 31, 2003, stock options and unvested restricted shares are excluded from the diluted earnings per share computation as their effect would have been antidilutive. Company employees and directors held options to purchase 5,535,025 shares of Company common stock as of March 31, 2003. Also, Company employees held a weighted average of 378,017 unvested restricted shares for the three month period ended March 31, 2003.

9.                                      Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$10,482	$(14,883)
Change in equity due to foreign currency translation adjustments	(2,030)	316

Comprehensive earnings (loss)	$8,452	$(14,567)

10.                               Intellectual Property Settlements

During the three months ended March 31, 2004, the Company received compensation in relation to one settlement regarding certain of its intellectual property. The terms of this settlement are confidential. The operating profit from the IP settlement, net of legal fees, for the three months ended March 31, 2004 was $15.8 million.

11.                               Segment Reporting

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”).  Segments are determined principally on the basis of their products and services.  The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation (“Intermec”). Intermec products and services include rugged mobile computing solutions, wireless, radio frequency identification (RFID) and automated data collection systems for field workers, on-premises and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS’s rugged and robust systems, solutions and services enable Intermec’s customers to more efficiently and effectively manage their supply chains and fulfillment activities. The IAS segment comprises the Cincinnati Lamb division and the Landis Grinding Systems division. IAS is a leading producer of value-added manufacturing technologies, products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. IAS serves primarily the global aerospace, automotive, off-road vehicle and diesel engine industries as well as industrial components, heavy equipment and general job shop markets.

Corporate and other amounts include corporate operating costs and currency transaction gains and losses.  Intercompany transactions have been eliminated.  The following table sets forth the Company’s operations by business segments (thousands dollars):

	Three Months Ended March 31,
	2004	2003
Sales and Service Revenues
Automated Data Systems	$193,005	$162,882
Industrial Automation Systems	104,665	101,126
Total Sales and Service Revenues	$297,670	$264,008

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit
Automated Data Systems	$28,046	$9,002
Industrial Automation Systems	(5,253)	(8,196)
Total Segment Operating Profit	22,793	806
Corporate and Other	(3,514)	(7,026)
Special Charges	(383)	(998)
Total Operating Profit (Loss) from Continuing Operations	$18,896	$(7,218)

12.                               Related Party Transactions

An amount due from a non-executive officer of $0.2 million is included in other assets at March 31, 2004 and December 31, 2003.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in the Term Loan. In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan, of which Unitrin had committed to and funded $6.8 million. Interest expense associated with amounts funded by Unitrin was $0.1 million for the three months ended March 31, 2003, respectively.

13.                               Litigation, Commitments and Contingencies

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

Product Warranty Liabilities

Beginning balance as of December 31, 2003	$27,139
Payments	(4,712)
Increase in liability (new warranties issued)	2,881
Adjustments (pre-existing warranties)	100
Currency translation adjustment	140
Ending Balance as of March 31, 2004	$25,548

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

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company’s consolidated financial statements.

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

14.                               Pension and Other Postretirement Benefit Plans.

The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 15:

Components of Net Pension and Postretirement Periodic Benefit Cost are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Benefit Plans
Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
Service Cost	$2,459	$2,422	$1,449	$1,276	$39	$119
Interest Cost	2,242	1,824	2,361	1,952	745	994
Expected return on plan assets	(2,448)	(2,390)	(2,428)	(2,367)	—	—
Amortization and deferrals:
Transition obligation (asset)	(11)	(64)	(85)	(74)	—	36
Actuarial Loss	787	239	480	55	287	136
Prior service cost (benefit)	179	181	—	—	(299)	—
Special Termination Benefits	—	71	—	—	—	—
	$3,208	$2,283	$1,777	$842	$772	$1,285

During the three months ended March 31, 2004, the Company contributed approximately $4.1 million to its pension and other postretirement benefit plans, comprising $0.5 million in benefits paid pertaining to unfunded domestic pension plans, $0.9 million in matching contributions to its 401(k) plan, $1.6 million in contributions to its foreign pension plans, and $1.1 million in benefits paid pertaining to its other postretirement benefits plans. The Company presently anticipates contributing an additional $11.7 million to these plans during the remainder of 2004, of which $1.5 million relates to benefit payments on its unfunded domestic pension plans, $2.2 million in matching contributions to its 401(k) plan, $4.7 million in contributions to its foreign pension plans and $3.3 million in benefit payments pertaining to its other postretirement benefit plans.

15.                               Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, certain disclosures are required pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act on the Company’s postretirement healthcare plans. Accordingly, any measures of the accumulated postretirement benefit obligation (“APBO”) or net periodic postretirement benefit cost in the Company’s consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ending March 31, 2004, and are included in Note 14. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ended December 31, 2004.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UNOVA, Inc. (the “Company”) is a global technology company providing customers with integrated solutions for improving their efficiency and productivity. The Company earns revenues from the sale of products, technologies, solutions and services to businesses.

The Company has two reportable segments, Automated Data Systems (“ADS”) and Industrial Automation Systems (“IAS”). The ADS segment comprises the Company’s wholly owned subsidiary Intermec Technologies Corporation. Intermec products and services include rugged mobile computing solutions, wireless, radio frequency identification (RFID) and automated data collection systems for field, on-premises, and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. ADS’s rugged and robust systems, solutions and services enable Intermec customers to more efficiently and effectively manage their supply chains and fulfillment activities. The IAS segment, comprising the Cincinnati Lamb division and the Landis Grinding Systems division, is a leading producer of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. IAS serves the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

The Company’s strategy revolves around continued investment in technology, intellectual property, research and development and innovation; expanding and strengthening the product portfolio; providing integrated solutions; partnering with global industry leaders; delivering value to customers and working to reduce costs and improve profitability, market share and strength.  The technology and innovation for which the Company focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications. All the Company’s businesses offer integrated solutions as well as single products to their customers.  Future growth in these businesses is expected to primarily result from expansion of the Company’s existing operations and customer base. The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

Results of Operations

The following discussion compares the Company’s results of operations for the three months ended March 31, 2004 and 2003. Results from continuing operations exclude the operating results of Lamb Body & Assembly, classified as discontinued operations. Results of operations in millions of dollars and as a percentage of revenues were as follows:

	Three Months Ended March 31,
	2004		2003

Sales and Service Revenues	$297.7		$264.0

Costs and Expenses:
Cost of sales and service	195.0	65.5%	187.1	70.9%
Selling, general and administrative	78.6	26.4%	76.3	28.9%
Depreciation and amortization	4.8	1.6%	6.8	2.6%
Special charges	0.4	0.1%	1.0	0.4%
Total Costs and Expenses	278.8	93.7%	271.2	102.7%

Operating Profit (Loss) from Continuing Operations	18.9	6.3%	(7.2)	(2.7)%

Interest, net	(3.1)	(1.0)%	(3.9)	(1.5)%

Earnings (Loss) from Continuing Operations before Income Taxes	15.8	5.3%	(11.1)	(4.2)%

Provision for Income Taxes	(5.3)	(1.8)%	(1.6)	(0.6)%

Earnings (Loss) from Continuing Operations, net of tax	10.5	3.5%	(12.7)	(4.8)%

Loss from Discontinued Operations	—	(0.0)%	(2.2)	(0.8)%

Net Earnings (Loss)	$10.5	3.5%	$(14.9)	(5.6)%

Sales and Service Revenues

Total revenues for the three months ended March 31, 2004, were $297.7 million, an increase of $33.7 million, or 12.8%, compared with the corresponding prior year period. The Company received compensation related to a settlement regarding certain of its intellectual property (“IP settlements”) which resulted in a significant, positive impact on the Company’s revenues and results of operations for the three months ended March 31, 2004. During the three months ended March 31, 2004, products and service revenue increased approximately $14.0 million, or 5.3%, compared with the corresponding prior year period. The related products and service operating profit increased $5.4 million from the prior year comparable period.

Costs and Expenses

Cost of sales and service increased $7.9 million, or 4.2%, to $195.0 million for the three months ended March 31, 2004 from $187.1 million for the three months ended March 31, 2003. Cost of sales and service as a percentage of sales decreased to 65.5% for the three months ended March 31, 2004, compared with 70.9% for the comparable period in 2003. The improvement in gross margin was primarily due to the impact of the IP settlement in the first quarter of 2004, a 3.2 percentage point improvement in ADS gross margins and the change in revenue mix toward a higher proportion of ADS products and services compared with the same quarter of 2003.  ADS product and service revenue for the quarter ended March 31, 2004 represents 62.3% of total UNOVA product and service revenue compared with 61.7% in the corresponding prior year period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $78.6 million and $76.3 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $2.3 million from the prior year period is primarily due to a $4.3 million increase in ADS research and development expense and a $2.9 million increase in SG&A expense due to the growth in ADS products and service revenues. Other ADS SG&A expense as a percentage of sales during the first quarter of 2004, which includes a reduction of approximately $1.3 million in certain liability accounts established in prior periods, was consistent with the comparable prior year quarter. The increase in SG&A expense within ADS was partially offset by the efficiencies resulting from the IAS restructuring and a $3.5 million reduction in corporate and other unallocated expenses resulting from the absence of loan termination expense, a favorable litigation outcome and the cost benefits received from transitioning the corporate headquarters to Everett. As a result of these factors and the IP settlement in the first quarter of 2004, SG&A as a percentage of total sales and service revenues decreased to 26.4% for the first quarter of 2004 compared to 28.9% for the corresponding prior year period.

Depreciation and Amortization

The decrease in depreciation and amortization expense of $2.0 million to $4.8 million for the three months ended March 31, 2004 from $6.8 million from the corresponding prior year period is primarily due to lower property, plant and equipment balances resulting from sales of IAS property, plant and equipment and the classification of certain assets as held for sale. In addition, during the third quarter 2003 in conjunction with the IAS restructuring, property, plant and equipment with a net book value of $30.0 million was reclassified to assets held for sale and depreciation on the assets was terminated.

Special Charges

The following table and discussion describe the restructuring activities the Company initiated in 2002, which resulted in charges for severance, facility consolidation, impairment of long-lived assets including goodwill and loss on sale of business, classified as special charges on the consolidated statements of operations (millions of dollars):

	Three Months Ended March 31,
	2004	2003
IAS:
Facility consolidation	$0.3	$0.1
Impairment of property, plant and equipment	0.1	—
Severance	—	0.6
Total IAS	0.4	0.7

Corporate:
Facility consolidation	—	0.3
Total Corporate	—	0.3
Special charges	$0.4	$1.0

IAS Segment: In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring, which was substantially completed by December 31, 2003, resulted in fourth quarter 2002 charges for severance of $14.7 million for the planned termination of 683 employees, early retirement of $4.2 million for 42 employees, and plant closure costs of $0.4 million. The related analysis of long-lived assets to be disposed of resulted in a fourth quarter 2002 non-cash impairment charge of $4.2 million to write down property, plant and equipment to the lower of its carrying value or estimated fair value less cost to sell (“net realizable value”). During the year ended December 31, 2003, in conjunction with the above described restructuring plan, IAS recorded severance charges of $2.1 million for an additional 165 employees and $2.1 million for other plant closure costs. The related analysis of long-lived assets to be disposed of resulted in the non-cash impairment charge of $4.0 million in the fourth quarter of 2003 to write down property, plant and equipment to the lower of its carrying value or estimated net realizable value. The fair value of long-lived assets to be disposed of was estimated based on the current market value of similar assets.

In the first quarter 2004, IAS recorded additional charges of $0.3 million for additional facility consolidation costs and $0.1 million for impairment of property plant and equipment in conjunction with this plan. As of March 31, 2004, the IAS segment had terminated 787 employees and paid $16.6 million in severance, cumulatively, in conjunction with this plan. During the three months ended March 31, 2004, 103 employees were terminated and $3.3 million severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This action, which was substantially complete by June 30, 2003, resulted in the accrual of severance costs for 19 employees totaling $2.0 million and other facility closure costs of $3.2 million in the third quarter of 2002. In the fourth quarter of 2002, an additional accrual was recorded for facility closure costs of $1.2 million. Additional charges of $1.7 million for facility move and employee relocation expense were recorded in the year ended December 31, 2003. As of March 31, 2004, 22 employees had been terminated and $0.6 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.2 million in severance payments occurred during the three months ended March 31, 2004.

Interest, Net

Net interest expense decreased $0.8 million to $3.1 million for the three months ended March 31, 2004 compared to the corresponding prior year period as a result of lower average debt balances and higher cash balances during the first quarter of 2004 compared with comparable prior year quarter. In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004, is primarily related to federal and foreign taxes.  The effective income tax rate of 34% for the three months ended March 31, 2004 was lower than the normal effective tax rate of 38% to 40% due to the recognition of certain previously unrecognized state income tax loss carryforwards. The provision for income taxes for the three months ended March 31, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit for the quarter is offset by a corresponding valuation allowance.

Loss from Discontinued Operations

During the third quarter 2003, in conjunction with the IAS consolidation plan, the Company sold substantially all the assets and existing backlog of its Lamb Body and Assembly Systems division for a price approximately equal to the book value of the divested assets. The transaction is accounted for and reported under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for this division are classified as a discontinued operation.

Sales and service revenue from discontinued operations for the three months ended March 31, 2003 was $9.7 million. There was no revenue from discontinued operations for the three months ended March 31, 2004. The losses from discontinued operations and tax effect of losses from discontinued operations for the three months ended March 31, 2004 were not material. Losses from discontinued operations for the three months ended March 31, 2003 were $2.2 million and did not have a tax effect for the three months ended March 31, 2003, as the Company’s domestic income tax benefit for the quarter was offset by a corresponding valuation allowance.

Segment Information

The following table sets forth sales and service revenues, segment operating profit and operating profit (loss) from continuing operations for the three month periods ended March 31, 2004 and 2003 (millions of dollars):

	Three Months Ended March 31,
	2004	2003

Sales and Service Revenues
Automated Data Systems	$193.0	$162.9
Industrial Automation Systems	104.7	101.1
Total Sales and Service Revenues	$297.7	$264.0

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit
Automated Data Systems	$28.0	$9.0
Industrial Automation Systems	(5.2)	(8.2)
Total Segment Operating Profit	22.8	0.8

Corporate and Other	(3.5)	(7.0)
Special Charges	(0.4)	(1.0)
Total Operating Profit (Loss) from Continuing Operations	$18.9	$(7.2)

Automated Data Systems

ADS segment revenues increased $30.1 million, or 18%, to $193.0 for the three month period ended March 31, 2004, compared to $162.9 million for the corresponding prior year period. The three months ended March 31, 2004 include significant revenue and operating profit related to an IP settlement. The specific terms of the settlement are confidential. For the three months ended March 31, 2004, the IP settlement, net of legal fees, resulted in a favorable impact on segment operating profit of $15.8 million, compared to $0.8 million of IP related legal expense in the comparable prior year period.

ADS product and service revenue for the three months ended March 31, 2004 increased $10.5 million, or 6.4% compared to corresponding prior year period. For the three months ended March 31, 2004, systems and solutions revenues increased by 6.7%, printer/media increased by 7.9% and service increased by 5.3% over the corresponding prior year period. Geographically, product and service revenue for EMEA increased 22.0%, North America increased 2.8%, and the rest of the world decreased 11.1% compared to the corresponding prior year period. Favorable foreign exchange rates contributed approximately $8.8 million of the revenue increase from the prior year quarter.  The quarter ended March 31, 2003 included a significant direct store delivery rollout in Latin America.

Operating profit from ADS product and service revenue increased $2.5 million, or 25%, to $12.3 million for the three months ended March 31, 2004 compared to $9.8 for the corresponding prior year period. The improvement in operating profit is primarily due to the $10.5 million increase in revenues and the 3.2 percentage point increase in the product and service gross margin partially offset by a $4.3 million increase in research and development expense for the three months ended March 31, 2004 compared to the corresponding prior year period.

An additional patent infringement lawsuit regarding the Company’s battery power-management patents is pending and may result in future revenue.  Settlements have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. Management cannot predict the outcome, timing or amount of future settlements or judgments.

Industrial Automation Systems

IAS segment revenues increased $3.5 million, or 3.5%, for the three months ended March 31, 2004, compared with the corresponding prior year period. The increase in revenue reflects a slight improvement in the continuing global weakness in capital spending, primarily in the North American automotive and worldwide aerospace industries. IAS operating losses were $5.3 million and $8.2 million for the three month periods ended March 31, 2004 and 2003, respectively. The $2.9 million reduction in the IAS operating loss is primarily due to the effect of the IAS restructuring programs which were largely complete as of December 31, 2003.

Backlog for the IAS segment was $247.7 million at March 31, 2004, compared with $266.1 million at December 31, 2003, adjusted to exclude discontinued operations. Bookings continue to be negatively impacted by delayed or canceled capital equipment investment by the U.S. automotive and worldwide aerospace industries and by weakness in the domestic machine tool market. The Company believes that increased capital equipment investment by its automotive customers will be necessary to facilitate introduction of new vehicles and engines. However, the timing of renewed capital equipment investments is unclear. The Company does not expect significant improvement in the near term.

The three month periods ending March 31, 2004 and 2003 include special charges resulting from the IAS segment’s cost reduction actions including consolidation of plant facilities, sale or closure of certain underperforming operations and the consolidation of the Cincinnati Machine and the Lamb Machining Systems operations. See the discussion above under the heading “Special Charges.”

Corporate and Other

Operating expenses from Corporate and Other were $3.5 million and $7.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in expense of $3.5 million was primarily due to cost reductions from the relocation of corporate headquarters to Everett, Washington in 2003, a favorable ruling in an IP legal dispute during the three months ended March 31, 2004 and from a reduction in currency losses for the three months ended March 31, 2004, compared to the comparable prior year period.

Expectations

During its quarterly conference call on April 30, 2004, the Company provided projections of segment revenues and operating profit for the second quarter of 2004, as discussed below.

ADS products and service revenues for the second quarter of 2004 are expected to be in the range of $184 to $189 million, reflecting a projected increase in the range of 7% to 10% over the corresponding prior year quarter. The related operating profit is expected to be in the range of $11.6 to $13.6 million.

The IAS segment is expected to return to operating profitability for the second quarter and full year 2004, with a projected operating profit of approximately $1 million in the second quarter.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $227.5 million at March 31, 2004, from $238.4 million at December 31, 2003. Long-term obligations decreased from $208.5 million at December 31, 2003 to $108.5 million at March 31, 2004 due to the reclassification of $100 million to current portion of long-term obligations which mature in March 2005. During the three months ended March 31, 2004, net cash, defined as cash and cash equivalents less total debt, decreased $10.9 million to $19.0 million, compared with $29.9 million at December 31, 2003. The decrease in net cash primarily reflects a decrease in cash and cash equivalents due to cash used in normal operations, net of proceeds from an IP settlement.

Cash used in operating activities of $9.5 million was due primarily to $7 million in bond interest paid and $2.5 million used by operations. Cash provided by the ADS segment was more than offset by working capital usage in the IAS segment supporting the early build cycle in certain long-term contracts. Investing activities used $3.1 million primarily due to capital expenditures. Financing activities provided  $1.7 million from stock option exercises.

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($27.2 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

The Company had borrowing capacity at March 31, 2004, of $11.6 million under the Revolving Facility and £11.9 million ($21.7 million) under the UK Facility, net of outstanding letters of credit and limitations on Minimum Availability. The Company had no borrowings under the Revolving Facility or the UK Facility at any time during the three months ended March 31, 2004 and as of March 31, 2004, no borrowings were outstanding under either facility. As of March 31, 2004, the Company was in compliance with the financial covenants of each of these agreements. As of March 31, 2004 the Revolving Facility was amended to provide greater flexibility for the Company to, among other things, change the organizational structure of Intermec Technologies Corporation, acquire or create additional subsidiaries in connection with stock or asset purchases, recapitalize certain subsidiaries, prepay or repurchase certain debt and increase certain letters of credit in foreign exchange facilities.

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

The Company additionally has outstanding $8.5 million of 3.21% industrial revenue bonds, maturing in July 2005.

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

Contractual Obligations

The Company’s contractual commitments as of March 31, 2004, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, certain disclosures are required pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act on the Company’s postretirement healthcare plans. Accordingly, any measures of the accumulated postretirement benefit obligation (“APBO”) or net periodic postretirement benefit cost in the Company’s consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ending March 31, 2004, and are included in Note 14 to the Company’s consolidated financial statements. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ended December 31, 2004.

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of March 31, 2004, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $116.4 million.

Except as noted in the preceding paragraphs, as of March 31, 2004, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2003, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

4.1	Third Amendment to the Credit Agreement, dated as of March 31, 2004.

4.2	Credit Agreement among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited and Intermec Technologies U.K. Limited, as Borrowers, dated as of February 9, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2004.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2004.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2004.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2004.

(b)                                 Reports on Form 8-K:

On January 13, 2004, the Company filed a Form 8-K in regard to its press release announcing that the Board of Directors elected Kenneth L. Cohen Vice President, Treasurer, and an Executive Officer, effective January 1, 2004.

On February 13, 2004, the Company filed a Form 8-K in regard to its press release announcing its financial results for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/ Michael E. Keane

Michael E. Keane
Senior Vice President and
Chief Financial Officer

May 10, 2004