Form 10-Q
period 2004-06-30
UNOVA INC
filed 2004-08-09
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On July 30, 2004 there were 60,870,065 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30,
	2004	2003

Sales and Service Revenues:
Sales revenues	$546,590	$486,471
Service revenues	55,293	57,239
Total Sales and Service Revenues	601,883	543,710

Costs and Expenses:
Cost of sales	365,452	341,992
Cost of service	36,793	37,389
Selling, general and administrative	158,055	149,554
Depreciation and amortization	9,394	13,402
Special charges	642	1,945

Total Costs and Expenses	570,336	544,282

Operating Profit (Loss) from Continuing Operations	31,547	(572)

Interest, net	(6,254)	(7,039)
Earnings (Loss) from Continuing Operations before Income Taxes	25,293	(7,611)
Provision for Income Taxes	(9,084)	(4,200)
Earnings (Loss) from Continuing Operations, Net of Tax	16,209	(11,811)
Loss from Discontinued Operations, Net of Tax	(115)	(3,872)

Net Earnings (Loss)	$16,094	$(15,683)

Basic Earnings (Loss) per Share
Continuing Operations	$0.27	$(0.20)
Discontinued Operations	(0.00)	(0.07)
Net Earnings (Loss) per Share	$0.27	$(0.27)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.26	$(0.20)
Discontinued Operations	(0.00)	(0.07)
Net Earnings (Loss) per Share	$0.26	$(0.27)

Shares Used in Computing Basic Earnings (Loss) per Share	60,296	58,444

Shares Used in Computing Diluted Earnings (Loss) per Share	62,069	58,444

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2004	2003

Sales and Service Revenues:
Sales revenues	$277,413	$249,947
Service revenues	26,800	29,755
Total Sales and Service Revenues	304,213	279,702

Costs and Expenses:
Cost of sales	189,433	173,249
Cost of service	17,856	18,968
Selling, general and administrative	79,404	73,274
Depreciation and amortization	4,610	6,618
Special charges	259	947

Total Costs and Expenses	291,562	273,056

Operating Profit from Continuing Operations	12,651	6,646

Interest, net	(3,186)	(3,177)
Earnings from Continuing Operations before Income Taxes	9,465	3,469
Provision for Income Taxes	(3,768)	(2,600)
Earnings from Continuing Operations, Net of Tax	5,697	869
Loss from Discontinued Operations, Net of Tax	(85)	(1,669)

Net Earnings (Loss)	$5,612	$(800)

Basic Earnings (Loss) per Share
Continuing Operations	$0.09	$0.02
Discontinued Operations	(0.00)	(0.03)
Net Earnings (Loss) per Share	$0.09	$(0.01)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.09	$0.02
Discontinued Operations	(0.00)	(0.03)
Net Earnings (Loss) per Share	$0.09	$(0.01)

Shares Used in Computing Basic Earnings (Loss) per Share	60,403	58,474

Shares Used in Computing Diluted Earnings (Loss) per Share	62,011	59,661

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$191,070	$238,447
Accounts receivable, net of allowance for doubtful accounts of $15,725, 2004 and $21,964, 2003	320,659	275,594
Inventories, net of progress billings	157,874	132,324
Deferred tax assets	65,424	71,229
Assets held for sale	19,681	23,840
Other current assets	17,071	19,513
Total Current Assets	771,779	760,947

Property, Plant and Equipment, Net of Accumulated Depreciation of $220,731, 2004 and $215,944, 2003	74,558	77,292
Goodwill and Other Intangibles, Net	75,015	75,639
Deferred Tax Assets	116,113	111,820
Other Assets	57,108	65,119
Total Assets	$1,094,573	$1,090,817

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$257,895	$265,626
Payroll and related expenses	40,456	54,893
Current portion of long-term obligations	100,000	—
Total Current Liabilities	398,351	320,519

Long-term Obligations	108,500	208,500
Other Long-term Liabilities	134,930	130,970

Shareholders’ Investment:
Common stock	610	605
Additional paid-in capital	698,132	690,745
Accumulated deficit	(241,472)	(257,566)
Accumulated other comprehensive loss	(4,478)	(2,956)
Total Shareholders’ Investment	452,792	430,828
Total Liabilities and Shareholders’ Investment	$1,094,573	$1,090,817

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003

Cash and Cash Equivalents at Beginning of Period	$238,447	$178,269

Cash Flows from Operating Activities:
Net earnings (loss)	16,094	(15,683)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,394	14,138
Change in prepaid and accrued pension costs, net	5,401	3,901
Deferred taxes	(1,081)	(1,658)
Special charges and other	(521)	(83)
Changes in operating assets and liabilities:
Accounts receivable	(41,755)	54,045
Inventories	(25,619)	277
Other current assets	2,387	(2,260)
Accounts payable and accrued expenses	(4,435)	(780)
Payroll and related expenses	(14,282)	(16,631)
Other long-term liabilities	(114)	189
Other operating activities	5,059	5,493

Net Cash Provided by (Used in) Operating Activities	(49,472)	40,948

Cash Flows from Investing Activities:
Capital expenditures	(6,417)	(7,814)
Sale of property, plant and equipment	4,409	4,187
Other investing activities	(63)	1,163

Net Cash Used in Investing Activities	(2,071)	(2,464)

Cash Flows from Financing Activities:
Stock Options exercised	2,774	879
Repayment of long-term obligations	—	(16,200)
Other financing activities	1,392	1,549

Net Cash Provided by (Used in) Financing Activities	4,166	(13,772)

Resulting Increase (Decrease) in Cash and Cash Equivalents	(47,377)	24,712

Cash and Cash Equivalents at End of Period	$191,070	$202,981

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(7,600)	$(8,185)
Income taxes paid	$(4,307)	$(4,152)

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

The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                          Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) and basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004, and 2003, would have been reduced (increased) to the pro forma amounts indicated in the following table (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$16,094	$(15,683)	$5,612	$(800)
Add: stock-based compensation expense recorded under the intrinsic value method,. net of tax effect	513	588	340	375
Less: stock compensation expense computed under the fair value method, net of tax effect	(1,713)	(2,292)	(892)	(1,203)
Pro forma net earnings (loss)	$14,894	$(17,387)	$5,060	$(1,628)

Earnings (loss) per share as reported:
Basic	$0.27	$(0.27)	$0.09	$(0.01)
Diluted	$0.26	$(0.27)	$0.09	$(0.01)

Pro forma earnings (loss) per share:
Basic	$0.25	$(0.30)	$0.08	$(0.03)
Diluted	$0.24	$(0.30)	$0.08	$(0.03)

During the six months ended June 30, 2004, the Company issued 628,984 shares of Common Stock under its stock compensation plans, including 456,740 shares issued upon the exercise of options, 66,402 shares of restricted stock and 105,842 shares issued under the Employee Stock Purchase Plan and Directors Stock Option and Fee Plan. Also during the six months ended June 30, 2004, 80,212 shares of restricted stock vested due to completion of the vesting period.

3.                          Inventories, Net of Progress Billings

Inventories, net of progress billings, comprise the following (thousands of dollars):

	June 30, 2004	December 31, 2003
Raw materials	$88,288	$89,085
Work in process	56,249	50,908
Finished goods	25,870	16,105
Less: progress billings	(12,533)	(23,774)
Inventories, net of progress billings	$157,874	$132,324

4.                          Long-term Obligations and Interest, net

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($27.4 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at June 30, 2004, of $21.6 million under the Revolving Facility and £6.9 million ($12.5 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility at any time during the first six months of 2004, and as of June 30, 2004, no borrowings were outstanding under either facility. As of June 30, 2004, the Company was in compliance with the financial covenants of each of these agreements. On July 9, 2004, the Revolving Facility was amended to extend its termination date to October 8, 2004.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of June 30, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally has outstanding $8.5 million of 3.21% industrial revenue bonds, maturing in July 2005.

Interest, net comprises the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Interest expense	$8,139	$8,706	$4,130	$4,065
Interest income	(1,885)	(1,667)	(944)	(888)
Interest, net	$6,254	$7,039	$3,186	$3,177

The Company also has letter-of-credit reimbursement agreements primarily related to the Company’s performance on contracts with customers totaling $34.7 million at June 30, 2004, compared to $35.9 million at December 31, 2003. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

5.                          Special Charges and Restructuring Activities

Special charges comprise the following by reportable segment (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
IAS:
Facility consolidation	$170	$661	$(130)	$568
Impairment of property, plant and equipment	83	—	—	—
Severance	—	641	—	17
Total IAS	253	1,302	(130)	585

Corporate:
Facility consolidation	383	643	383	362
Severance	6	—	6	—
Total Corporate	389	643	389	362
Special charges	$642	$1,945	$259	$947

IAS Segment: The following table summarizes IAS restructuring activities during the six months ended June 30, 2004 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2003	$6,008	$1,129	$7,137
Total charges	—	170	170
Cash payments	(3,703)	(998)	(4,701)
Other	(35)	308	273
Accrual balance at June 30, 2004	$2,270	$609	$2,879

In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring was substantially complete by December 31, 2003.

During the six months ended June 30, 2004, IAS recorded additional charges of $0.2 million for additional facility consolidation costs and $0.1 million for impairment of property, plant and equipment in conjunction with this plan. As of June 30, 2004, the IAS segment had terminated 793 employees and paid $20.0 million in severance, cumulatively, in conjunction with this plan. During the six months ended June 30, 2004, 109 employees were terminated and $3.7 million of severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003. As of June 30, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.3 million in severance payments occurred during the six months ended June 30, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual as of June 30, 2004, of $2.0 million relates to ongoing leased facility obligations. During the six months ended June 30, 2004, $1.0 million of leased facility costs were paid and during the six and three months ended June 30, 2004, the Company recognized $0.4 million of expense related to ongoing leased facility obligations.

6.                          Loss from Discontinued Operations, Net of Tax

During the third quarter of 2003, in conjunction with the consolidation plan described in Note 5, the Company sold substantially all the assets and existing backlog of its Lamb Body & Assembly Systems division. The Company received $12.8 million in 2003, and $2.5 million in April 2004, and retained $9.9 million in accounts payable. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The Company’s consolidated statement of operations for the six and three months ended June 30, 2003, have been restated to present this division as discontinued operations for comparative purposes.

Sales and service revenue from discontinued operations was $0.9 million for the six and three month periods ended June 30, 2004, compared with $22.1 million and $12.4 million, for the respective corresponding prior year periods. Losses from discontinued operations were $0.1 million for the six and three months ended June 30, 2004. The related tax effect from discontinued operations was $0.1 million for the six and three months ended June 30, 2004. Losses from discontinued operations were $3.9 million and $1.7 million for the six and three months ended June 30, 2003. Losses from discontinued operations did not have a tax effect for the six and three months ended June 30, 2003, as the Company’s domestic income tax benefit was offset by a corresponding valuation allowance.

The Company’s consolidated balance sheet as of June 30, 2004, includes $2.9 million in current assets, including $1.8 million of net property, plant and equipment classified as assets held for sale, $6.6 million in current liabilities, and $5.2 million in other long-term liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of December 31, 2003, includes $3.7 million in current assets, including $1.8 million of assets held for sale, $7.0 million in current liabilities and $5.1 million in other long-term liabilities pertaining to discontinued operations.

7.                          Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2004, is primarily related to federal, state and foreign taxes. The provision for income taxes for the six and three months ended June 30, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit was offset by a corresponding valuation allowance.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares - Basic	60,295,503	58,443,754	60,403,192	58,474,431
Dilutive effect of unvested restricted stock and stock options	1,773,173		1,608,045	1,186,286
Weighted average shares - Diluted	62,068,676	58,443,754	62,011,237	59,660,717

Because the Company reported a net loss from continuing operations for the six months ended June 30, 2003, stock options and unvested restricted stock are excluded from the diluted earnings per share computation as their effect would have been antidilutive. At June 30, 2003, Company employees and directors held options to purchase 5,831,194 shares of Company common stock. Also, Company employees held a weighted average of 446,786 unvested restricted shares for the six month period ended June 30, 2003.

9.                          Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$16,094	$(15,683)	$5,612	$(800)
Change in equity due to foreign currency translation adjustments	(1,642)	8,694	311	8,378
Unrealized gains on cash flow hedges	120	—	197	—
Comprehensive earnings (loss)	$14,572	$(6,989)	$6,120	$7,578

10.                   Intellectual Property Settlements

During the first quarter of 2004, the Company received compensation in relation to one settlement regarding certain of its intellectual property. Additionally, the Company received compensation in relation to two IP settlements during the second quarter of 2003. The terms of these settlements are confidential. The operating profit from IP settlements, net of legal fees, for the six months ended June 30, 2004, and 2003, was $15.8 million and $4.6 million, respectively. Operating profit from IP settlements was $5.3 million for the three months ended June 30, 2003. IP settlement compensation is classified as sales revenues and the related legal costs are classified as cost of sales on the Company’s consolidated statements of income.

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

Corporate and other amounts include corporate operating costs and foreign currency transaction gains and losses.  Intercompany transactions have been eliminated. The following table sets forth the Company’s operations by business segments (thousands dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Sales and Service Revenues
Automated Data Systems	$379,584	$341,922	$186,579	$179,040
Industrial Automation Systems	222,299	201,788	117,634	100,662
Total Sales and Service Revenues	$601,883	$543,710	$304,213	$279,702

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$43,645	$30,497	$15,599	$21,495
Industrial Automation Systems	(2,242)	(16,431)	3,011	(8,235)
Total Segment Operating Profit	41,403	14,066	18,610	13,260

Corporate and Other	(9,214)	(12,693)	(5,700)	(5,667)
Special Charges	(642)	(1,945)	(259)	(947)
Operating Profit (Loss) from Continuing Operations	$31,547	$(572)	$12,651	$6,646

12.                   Related Party Transactions

An amount due from a non-executive officer of $0.2 million is included in other assets at June 30, 2004, and December 31, 2003.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in the Term Loan. In January 2003, the Company paid off the remaining $16.2 million balance of the Term Loan, of which Unitrin had committed to and funded $6.8 million. Interest expense associated with amounts funded by Unitrin was $0.1 million for the six months ended June 30, 2003.

13.                   Commitments and Contingencies

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

Product Warranty Liabilities

Beginning balance as of January 1, 2004	$27,139
Payments	(8,919)
Increase in liability (new warranties issued)	6,318
Adjustments (pre-existing warranties)	115
Currency translation adjustment	194
Ending Balance as of June 30, 2004	$24,847

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company does not believe there is any significant exposure related to such guarantees and therefore has not recorded a liability as of June 30, 2004, and December 31, 2003.  The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on the Company’s financial position or results of operations.

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company’s consolidated financial statements.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002 in the Kent County Circuit Court in Michigan, generally alleging a breach of contract and warranty involving a frame assembly production line. The Company has responded to the Complaint. A trial date has been scheduled for the first quarter of 2005. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result it is possible that cash flows or results of operations could be materially affected in that period or subsequent periods.

14.                   Pension and Other Postretirement Benefit Plans.

The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 15:

Components of Net Pension and Postretirement Periodic Benefit Cost for the six and three months ended June 30, 2004 and 2003 are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Service Cost	$4,835	$4,472	$2,877	$2,545	$78	$237
Interest Cost	4,477	3,697	4,687	3,893	1,490	1,988
Expected return on plan assets	(4,897)	(4,891)	(4,821)	(4,721)	—	—
Amortization and deferrals:
Transition obligation (asset)	(21)	(128)	(169)	(148)	—	72
Actuarial Loss	1,575	391	953	110	574	271
Prior service cost (benefit)	359	331	—	—	(598)	—
Special Termination Benefits	—	71	—	—	—	—
	$6,328	$3,943	$3,527	$1,679	$1,544	$2,568

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30,	2004	2003	2004	2003	2004	2003
Service Cost	$2,417	$2,050	$1,428	$1,269	$39	$118
Interest Cost	2,239	1,873	2,326	1,941	745	994
Expected return on plan assets	(2,449)	(2,501)	(2,393)	(2,354)	—	—
Amortization and deferrals:
Transition obligation (asset)	(10)	(64)	(84)	(74)	—	36
Actuarial Loss	788	152	473	55	287	135
Prior service cost (benefit)	180	150	—	—	(299)	—
Special Termination Benefits	—	—	—	—	—	—
	$3,165	$1,660	$1,750	$837	$772	$1,283

During the six months ended June 30, 2004, the Company contributed approximately $8.3 million to its pension and other postretirement benefit plans, comprising $1.0 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.5 million in matching contributions to its 401(k) plan, $3.4 million in contributions to its foreign pension plans, and $2.4 million in benefits paid pertaining to its other postretirement benefits plans. The Company presently anticipates contributing an additional $7.7 million to these plans during the remainder of 2004, of which $1.0 million relates to benefit payments on its unfunded U.S. defined benefit plans, $1.3 million in matching contributions to its 401(k) plan, $3.4 million in contributions to its foreign pension plans and $2.0 million in benefit payments pertaining to its other postretirement benefit plans.

In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed into law. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement health care plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to defer accounting for the effects of the Act on the Company’s postretirement healthcare plans. Accordingly, as of June 30, 2004, any measures of the APBO or net periodic postretirement benefit cost in the Company’s consolidated financial statements do not reflect the effects of the Act.

15.                   Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

FSP FAS 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The FSP becomes effective for the Company in the third quarter of 2004.  In the first interim and annual financial statements in which the employer includes the effects of the Act in measuring net periodic postretirement benefit costs or the Accumulated Benefit Plan Obligation (“APBO”), the following disclosures are required.

•                  The reduction in the APBO related to the subsidy provided by the Act.

•                  The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the current period, including the effects related to amortization of the actuarial gain, the reduction in current period service cost due to the subsidy, and the reduction interest cost on the APBO resulting from the subsidy.

•                  An explanation of any significant change in the benefit obligation not otherwise apparent in the disclosure required the FSP.

The Company elected to defer accounting for the effects of the Act on the Company’s postretirement healthcare plans. Accordingly, as of June 30, 2004, any measures of the APBO or net periodic postretirement benefit cost in the Company’s consolidated financial statements do not reflect the effects of the Act.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company in the third quarter of fiscal 2004, and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ending March 31, 2004, and are included Note 14. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ending December 31, 2004.

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

Results of Operations

The following discussion compares the Company’s results of operations for the six and three months ended June 30, 2004 and 2003. Results from continuing operations exclude the operating results of Lamb Body & Assembly, classified as discontinued operations. Results of operations in millions of dollars and as a percentage of revenues were as follows:

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003

Sales and Service Revenues	$601.9		$543.7		$304.2		$279.7

Costs and Expenses:
Cost of sales and service	402.2	66.8%	379.4	69.8%	207.3	68.1%	192.2	68.7%
Selling, general and administrative	158.1	26.3%	149.6	27.5%	79.4	26.1%	73.3	26.2%
Depreciation and amortization	9.4	1.6%	13.4	2.5%	4.6	1.5%	6.6	2.4%
Special charges	0.6	0.1%	1.9	0.3%	0.2	0.1%	0.9	0.3%
Total Costs and Expenses	570.3	94.7%	544.3	100.1%	291.5	95.8%	273.0	97.6%

Operating Profit (Loss) from Continuing Operations	31.6	5.3%	(0.6)	(0.1)%	12.7	4.2%	6.7	2.4%

Interest, net	(6.3)	(1.0)%	(7.0)	(1.3)%	(3.2)	(1.1)%	(3.2)	(1.1)%

Earnings (Loss) from Continuing Operations before Income Taxes	25.3	4.2%	(7.6)	(1.4)%	9.5	3.1%	3.5	1.3%

Provision for Income Taxes	(9.1)	(1.5)%	(4.2)	(0.8)%	(3.8)	(1.2)%	(2.6)	(0.9)%

Earnings (Loss) from Continuing Operations, net of tax	16.2	2.7%	(11.8)	(2.2)%	5.7	1.9%	0.9	0.3%

Loss from Discontinued Operations	(0.1)	(0.0)%	(3.9)	(0.7)%	(0.1)	(0.0)%	(1.7)	(0.6)%

Net Earnings (Loss)	$16.1	2.7%	$(15.7)	(2.9)%	$5.6	1.8%	$(0.8)	(0.3)%

Sales and Service Revenues

Total revenues for the six months ended June 30, 2004, were $601.9 million, an increase of $58.2 million, or 10.7%, compared with the corresponding prior year period. Total revenues for the three months ended June 30, 2004, were $304.2 million, an increase of $24.5 million, or 8.8%, compared with the corresponding prior year period. During the first quarter of 2004, and the second quarter of 2003, the Company received compensation related to settlements regarding certain of its intellectual property (“IP settlements”), which resulted in a significant, positive impact on the Company’s revenues and results of operations for the six months ended June 30, 2004, and the six and three months ended June 30, 2003. During the six months ended June 30, 2004, products and service revenue increased approximately $45.7 million, or 8.5%, compared with the corresponding prior year period as a result of revenue increases of  7.5% and 10.2% in the ADS and IAS segments, respectively. The related products and service operating profit increased $16.1 million from the prior year comparable period due to increases of $1.9 million and $14.2 million in the ADS and IAS segments, respectively. During the three months ended June 30, 2004, products and service revenue increased approximately $31.7 million, or 11.6%, compared with the corresponding prior year period as a result of revenue increases of 8.6% and 16.9% in the ADS and IAS segments, respectively. The related product and service operating profit increase of $10.7 million from the prior year comparable period reflects an improvement of $11.2 million in the IAS segment, partially offset by a decrease of $0.5 million in the ADS segment.

Costs and Expenses

Cost of sales and service increased $22.8 million, or 6.0%, to $402.2 million for the six months ended June 30, 2004, from $379.4 million for the six months ended June 30, 2003, and $15.1 million, or 7.9%, to $207.3 million for the three months ended June 30, 2004, from $192.2 million for the three months ended June 30, 2003. Cost of sales and service as a percentage of sales decreased to 66.8% and 68.1% for the six and three months ended June 30, 2004, respectively, compared with 69.8% and 68.7% for the comparable prior year periods. The improvement in gross margin for the six months ended June 30, 2004, was primarily due to a 2.2 percentage point improvement in ADS product and service gross margins, the impact of IP settlements and a 2.6 percentage point improvement in IAS gross margins in 2004. The improvement in gross margin for the three months ended June 30, 2004, was primarily due to a 1.4 percentage point improvement in ADS gross margins and a 4.8 percentage point improvement in IAS gross margins.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $158.1 million and $79.4 million for the six and three months ended June 30, 2004, respectively, compared with SG&A expenses of $149.6 million and $73.3 million for the corresponding prior year period. SG&A as a percentage of sales was 26.3% and 27.5% for the six months ended June 30 2004, and 2003, respectively, and 26.1% and 26.2% for the three months ended June 30, 2004, and 2003, respectively. The six-month increase of $8.5 million from the prior year period is primarily due to a $9.5 million increase in ADS research and development (“R&D”) expense and a $2.3 million increase in SG&A expense due to the growth in ADS products and service revenues. The increase in SG&A expense within ADS was partially offset by the efficiencies resulting from the IAS restructuring and a $2.8 million reduction in corporate and other unallocated expenses resulting from the absence of loan termination expense, a favorable litigation outcome and the cost benefits received from transitioning the corporate headquarters to Everett.  The $6.1 million increase in SG&A in the three months ended June 30, 2004, compared to the prior year period was primarily due to a ADS incremental R&D spending of $5.1 million and increased spending corresponding to increased product and service revenues partially offset by the effect of the IAS restructuring.

Depreciation and Amortization

Depreciation and amortization expense for the six and three months ended June 30, 2004, were $9.4 million and $4.6 million, respectively, compared with $13.4 million and $6.6 million for the corresponding prior year periods. The decrease in depreciation and amortization expense of $4.0 million and $2.0 million for the six and three months ended June 30, 2004, respectively, from the corresponding prior year periods is primarily due to lower property, plant and equipment (“PP&E”) balances. The decrease in the PP&E balance primarily relates to the IAS restructuring which included the sale of assets, asset impairment and during the third quarter of 2003 PP&E with a net book value of $30.0 million was reclassified to assets held for sale, eliminating depreciation on those assets.

Special Charges

The following table sets forth the charges relating to the Company’s restructuring activities, comprising severance, facility consolidation, and impairment of PP&E, classified as special charges on the consolidated statements of operations (millions of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
IAS:
Facility consolidation	$0.1	$0.7	$(0.1)	$0.6
Impairment of property, plant and equipment	0.1	—	—	—
Severance	—	0.6	—	—
Total IAS	0.2	1.3	(0.1)	0.6

Corporate:
Facility consolidation	0.4	0.6	0.4	0.3
Total Corporate	0.4	0.6	0.4	0.3
Special charges	$0.6	$1.9	$0.3	$0.9

IAS Segment: In the fourth quarter of 2002, as a result of the continued economic downturn in the global automotive, aerospace and heavy equipment industries, the Company initiated a plan to consolidate its Cincinnati Machine, Lamb Machining Systems and Lamb Body & Assembly Systems divisions into the new operating entity, Cincinnati Lamb. The plan included the relocation of certain Cincinnati Machine operations, outsourcing of certain manufacturing activities, termination of employees, and the sale of certain plant and equipment. This restructuring was substantially complete by December 31, 2003.

During the six months ended June 30, 2004, IAS recorded additional charges of $0.2 million for additional facility consolidation costs and $0.1 million for impairment of property, plant and equipment in conjunction with this plan. As of June 30, 2004, the IAS segment had terminated 793 employees and paid $20.0 million in severance, cumulatively, in conjunction with this plan. During the six months ended June 30, 2004, 109 employees were terminated and $3.7 million of severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003. As of June 30, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.3 million in severance payments occurred during the six months ended June 30, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual of $2.0 million as of June 30, 2004, relates to ongoing leased facility obligations. During the six months ended June 30, 2004, $1.0 million of leased facility costs were paid and during the three and six months ended June 30, 2004, the Company recognized $0.4 million of expense related to ongoing leased facility obligations.

Interest, Net

Net interest expense was $6.3 million and $3.2 million for the six and three months ended June 30, 2004, respectively, compared with $7.0 million and $3.2 million for the corresponding prior year periods, reflecting lower average debt in the six months ended June 30, 2004, and higher cash and cash equivalent balances during the six and three month periods ended June 30, 2004, compared to the corresponding prior year periods. In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan.

Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2004, is primarily related to federal, state and foreign taxes. The effective income tax rate for the six and three months ended June 30, 2004, was 36% and 40%, respectively. The effective income tax rate for the six months ended June 30, 2004, was lower than the normal effective tax rate of 38% to 40% due to the recognition of certain previously unrecognized state income tax loss carryforwards in the first quarter 2004. The provision for income taxes for the six and three months ended June 30, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit was offset by a corresponding valuation allowance.

Loss from Discontinued Operations

During the third quarter 2003, in conjunction with the consolidation plan described in Note 5, the Company sold substantially all the assets and existing backlog of its Lamb Body & Assembly Systems division. The Company received $12.8 million in 2003, and $2.5 million in April 2004, and retained $9.9 million in accounts payable. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s consolidated statement of operations for the six and three month periods ended June 30, 2003, have been restated to present this division as discontinued operations for comparative purposes.

Sales and service revenue from discontinued operations for the six and three month periods ended June 30, 2004, were $0.9 million and $0.9 million, respectively, compared with $22.1 million and $12.4 million for the corresponding prior year period. Losses from discontinued operations were $0.1 million and $0.1 million for the six and three months ended June 30, 2004. The related tax effect from discontinued operations for the six and three months ended June 30, 2004, was not material. Losses from discontinued operations were $3.9 million and $1.7 million for the six and three months ended June 30, 2003. Losses from discontinued operations did not have a tax effect for the six and three months ended June 30, 2003, as the Company’s domestic income tax benefit was offset by a corresponding valuation allowance.

Segment Information

The following table sets forth sales and service revenues, segment operating profit and operating profit (loss) from continuing operations for the six and three month periods ended June 30, 2004,and 2003 (millions of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Sales and Service Revenues
Automated Data Systems	$379.6	$341.9	$186.6	$179.0
Industrial Automation Systems	222.3	201.8	117.6	100.7
Total Sales and Service Revenues	$601.9	$543.7	$304.2	$279.7

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$43.6	$30.5	$15.6	$21.5
Industrial Automation Systems	(2.2)	(16.5)	3.0	(8.2)
Total Segment Operating Profit	41.4	14.0	18.6	13.3

Corporate and Other	(9.2)	(12.7)	(5.7)	(5.7)
Special Charges	(0.6)	(1.9)	(0.2)	(0.9)
Operating Profit from Continuing Operations	$31.6	$(0.6)	$12.7	$6.7

Automated Data Systems

ADS segment revenues for the six and three month periods ended June 30, 2004, were $379.6 million and $186.6 million, respectively, representing increases of 11.0% and 4.2% from revenues of $341.9 million and $179.0 million for the same periods in 2003. The six months ended June 30, 2004, and 2003, include significant revenue and operating profit related to IP settlements. The specific terms of the settlement are confidential. For the six months ended June 30, 2004, and 2003, the IP settlement, net of legal fees, resulted in a favorable impact on segment operating profit of $15.8 million and $4.6 million, respectively.  For the three months ended June 30, 2003, IP settlements, net of legal fees provided $5.3 million in segment operating profit.

ADS product and service revenue for the six and three months ended June 30, 2004, increased 7.5% and 8.5%, respectively, from the prior year comparable period. For the three months ended June 30, 2004, systems and solutions revenues increased by 15.2%, printer/media increased by 0.9% and service increased by 1.7% over the corresponding prior year period. Geographically, product and service revenue for EMEA increased 5.4%, North America increased 8.6%, Asia Pacific increased 30.6% and Latin America increased 10.0% compared to the corresponding prior year period. The revenue increase in North America reflects improved performance in the region’s indirect sales channels and continued enhancement of product lines which allow greater sales traction with existing and new partners. EMEA revenues comprise a broader customer base in contrast to the corresponding prior year period, which included significant large shipments. The revenue increase in the Asia Pacific region is due to broader expansion throughout the region. The revenue increase in Latin America was primarily due to direct store delivery applications.  For the six and three months ended June 30, 2004, favorable foreign exchange rates contributed approximately $14.0 million and $5.1 million of the revenue increase compared to the related prior year periods.

For the six and three months ended June 30, 2004, ADS reported operating profit from product and service revenue of $27.9 million and $15.6 million, respectively, compared with operating profit of $25.9 million and $16.2 million in the corresponding prior year period. The operating profits in 2004 primarily reflect the impact of additional gross profits from the increases in product and service revenues, as well as the effect of gross margin improvement of 2.2 and 1.4 percentage points for the six and three months ended June 30, 2004 from the comparable prior year periods, increased R&D spending of $9.5 million and $5.1 million, respectively, and the incremental selling, marketing and other SG&A expenses.

An additional patent infringement lawsuit regarding the Company’s battery power-management patents is pending and may result in future revenue.  Settlements have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. Management cannot predict the outcome, timing or amount of future settlements or judgments.

Industrial Automation Systems

IAS segment revenues from continuing operations increased $20.5 million, or 10.2%, and $17.0 million, or 16.9%, for the six and three month periods ended June 30, 2004, respectively, compared with the corresponding prior year periods. IAS operating losses for the six months ended June 30, 2004, and 2003, were $2.2 million and $16.4 million, respectively. IAS operating income for the three months ended June 30, 2004, was $3.0 million, compared with operating losses of $8.2 million for the same period in 2003. The favorable comparisons are primarily due to improvements in the Cincinnati Lamb business, the lower breakeven levels resulting from the merger of these divisions and a $0.7 million gain on the sale of a facility which was classified in assets held for sale.  Additionally, order rates for the IAS aftermarket parts and service business returned to their highest level since the September 11th tragedy in 2001.

Backlog for the IAS segment was $268.2 million at June 30, 2004, compared with $266.1 million at December 31, 2003, adjusted to exclude discontinued operations. In the second quarter of 2004, IAS bookings were $138.7 million compared to bookings in the range of $85 million to $106 million in the preceding three quarters.  This increase was primarily due to the segment receiving its first large orders for machines in China and continuing to experience strong demand for retool programs in North America.

The six and three month periods ended June 30, 2004, and 2003, include special charges resulting from the IAS segment’s cost reduction actions including consolidation of plant facilities, sale or closure of certain underperforming operations and the consolidation of the Cincinnati Machine and the Lamb Machining Systems operations. See the discussion above under the heading “Special Charges.”

Corporate and Other

Operating expenses from Corporate and Other were $9.2 million and $5.7 million for the six and three months ended June 30, 2004, respectively, compared with operating expenses of $12.7 million and $5.7 million for the same periods in 2003. The decrease in expense of $3.5 million was primarily due to cost reductions from the relocation of corporate headquarters to Everett, Washington in 2003, a favorable ruling in an IP legal dispute during the first quarter of 2004 and a $0.5 million reduction in currency losses, compared to the comparable prior year period, partially offset by $1.2 million in 2004 costs related to Sarbanes Oxley 404 compliance activities.

Expectations

During its quarterly conference call on July 26, 2004, the Company provided projections of segment revenues and operating profit for the third quarter of 2004, as discussed below.  The Company cannot ensure that such projections will be realized as future results may be affected by numerous uncertainties, many of which are described in the section below captioned “Forward-Looking Statements and Risk Factors.”

ADS products and service revenues for the third quarter of 2004, are expected to be in the range of $187 to $192 million, reflecting a projected increase in the range of 12% to 15% over the corresponding prior year quarter. The related operating profit is expected to be in the range of $12 to $14 million.

The IAS segment revenues for the third quarter of 2004, are expected to be in the range of $120 to $130 million and there is expected to be a higher mix of lower margin business than originally anticipated.  The related operating loss is expected to be in the range of $2 to $3 million.

Liquidity and Capital Resources

The Company’s cash and cash equivalent position as of June 30, 2004, was $191.1 million, a decrease of $47.3 million compared to the December 31, 2003 balance. Long-term obligations decreased from $208.5 million at December 31, 2003, to $108.5 million at June 30, 2004, due to the reclassification to current portion of long-term obligations of $100 million which mature in March 2005.

Cash used in operating activities of $49.5 million was due primarily to $7.0 million in bond interest paid and $42.5 million used by operations. Cash provided by the ADS segment, primarily from IP settlement proceeds, was more than offset by cash used by the IAS segment of $56.0 million, primarily related to the working capital requirements in the early build cycle in certain long-term contracts. These working capital requirements are evidenced by growth in the Company’s accounts receivable and inventory levels. Accounts receivable increased $45.1 million, or 16%, to $320.7 million at June 30, 2004, reflecting the IAS segment’s early build-cycle in long-term contracts; and inventory increased $25.6 million, or 19%, to $157.9 million at June 30 2004, compared to December 31, 2003, reflecting the IAS early build cycle in long-term contracts and a buildup of ADS inventory levels due to new products. Investing activities used $2.1 million, primarily due to $6.4 million in capital expenditures, which was offset by $4.4 million in proceeds from sales of property and equipment and assets held for sale. Financing activities provided $4.2 million from stock option exercises and stock issued under the Employee Stock Purchase Plan.

The Company maintains two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “Revolving Facility”) and a £15.0 million ($27.4 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

The Company had borrowing capacity at June 30, 2004, of $21.6 million under the Revolving Facility and £6.9 million ($12.5 million) under the UK Facility, net of outstanding letters of credit and limitations on Minimum Availability. The Company had no borrowings under the Revolving Facility or the UK Facility at any time during the six months ended June 30, 2004. As of June 30, 2004, the Company was in compliance with the financial covenants of each of these agreements. As of March 31, 2004, the Revolving Facility was amended to provide greater flexibility for the Company to, among other things, change the organizational structure of Intermec Technologies Corporation, acquire or create additional subsidiaries in connection with stock or asset purchases, recapitalize certain subsidiaries, prepay or repurchase certain debt and increase the amount of cash and cash equivalents that can be pledged to secure certain external agreements. On July 9, 2004, the Revolving Facility was amended to extend its termination date to October 8, 2004.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of June 30, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally has outstanding $8.5 million of 3.21% industrial revenue bonds, maturing in July 2005.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations will provide adequate funding to meet its expected working capital and capital expenditure requirements for the next twelve months and the repayment of $100 million in bonds, maturing in March 2005. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility and the UK Facility.

Contractual Obligations

The Company’s contractual commitments as of June 30, 2004, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

FSP FAS 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The FSP becomes effective for the Company in the third quarter of 2004.  In the first interim and annual financial statements in which the employer includes the effects of the Act in measuring net periodic postretirement benefit costs or the Accumulated Benefit Plan Obligation (“APBO”), the following disclosures are required.

•                  The reduction in the APBO related to the subsidy provided by the Act.

•                  The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the current period, including the effects related to amortization of the actuarial gain, the reduction in current period service cost due to the subsidy, and the reduction interest cost on the APBO resulting from the subsidy.

•                  An explanation of any significant change in the benefit obligation not otherwise apparent in the disclosure required by the FSP.

The Company elected to defer accounting for the effects of the Act on the Company’s postretirement healthcare plans. Accordingly, as of June 30, 2004, any measures of the APBO or net periodic postretirement benefit cost in the Company’s consolidated financial statements do not reflect the effects of the Act.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company in the third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement are effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ending March 31, 2004, and are included Note 14. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ending December 31, 2004.

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

•                  The Company’s anticipated segment revenues and operating profit;

•                  The anticipated demand for the Company’s products and services;

•                  Anticipated improvements of existing products and development of new products in the Company’s ADS segment;

•                  The Company’s view of the short- and long-term outlook for and trends in the markets for the Company’s products and services;

•                  The Company’s anticipated contributions to its pension and other postretirement benefit plans.

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of June 30, 2004, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $132.2 million.

Except as noted in the preceding paragraphs, as of June 30, 2004, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2003, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

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

PART II.  OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)               Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2004	—	—	—	—
May 1 to May 31, 2004	11,783	$17.30	—	—
June 1 to June 30, 2004	—	—	—	—
Total	11,783	$17.30	—	—

The purchased shares indicated in the above table were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.  Additionally, in February 2004, the Company purchased 59,397 shares of Common Stock, at an average price per share of $21.39, comprising shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock and shares deemed surrendered to the Company to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)               The Company’s Annual Meeting of Shareholders was held on May 6, 2004.

(b)              At the Annual Meeting, Larry D. Brady, Joseph T. Casey and Allen J. Lauer were elected directors for three-year terms expiring on the date of the annual meeting in 2007.  The votes were as follows:

Director/Nominee	For	Withheld
Larry D. Brady	52,477,041	1,186,605
Joseph T. Casey	51,958,730	1,704,916
Allen J. Lauer	52,316,687	1,346,959

The terms of the following directors continued after the Annual Meeting:

Stephen E. Frank	Steven B. Sample
Claire W. Gargalli	William D. Walsh
Lydia H. Kennard	Larry D. Yost

(c)               Proposal 2, a Board proposal recommending adoption of the UNOVA, Inc. 2004 Omnibus Incentive Compensation Plan, was approved, with the following votes:

	Number of Votes	% of Shares Present on this Proposal	% of Shares Outstanding
For	34,832,045	79.64%	57.58%
Against	7,837,021	17.92%	12.95%
Abstain	1,068,879	2.44%	1.77%
Broker non-votes	9,925,701	0.00%	16.40%

Proposal 3, a shareholder proposal requesting declassification of the Board of Directors, received the votes of a majority of the shares present on the proposal.

	Number of Votes	% of Shares Present on this Proposal	% of Shares Outstanding
For	24,207,317	55.35%	40.01%
Against	19,293,724	44.11%	31.89%
Abstain	236,902	0.54%	0.39%
Broker non-votes	9,925,703	0.00%	16.40%

ITEM 6.                               EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits:

10.1

UNOVA, Inc. 2004 Omnibus Incentive Compensation Plan, filed as Appendix C to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholder held on May 6, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2004.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2004.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2004.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2004.

(b)                       Reports on Form 8-K:

On May 4, 2004, the Company filed a Form 8-K in regard to its press release announcing its financial results for the quarter ended March 31, 2004.

On July 26, the Company filed a Form 8-K in regard to its press release announcing the election of Gregory K. Hinckley to its Board of Directors and in regard to its press release announcing its financial results for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/ Michael E. Keane

Michael E. Keane
Senior Vice President and
Chief Financial Officer

August 9, 2004