Form 10-Q
period 2004-09-30
UNOVA INC
filed 2004-11-09
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On October 31, 2004 there were 60,863,035 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2004	2003

Sales and Service Revenues:
Sales revenues	$834,531	$736,369
Service revenues	84,085	85,365
Total Sales and Service Revenues	918,616	821,734

Costs and Expenses:
Cost of sales	568,719	509,261
Cost of service	54,696	55,156
Selling, general and administrative	239,701	226,033
Depreciation and amortization	13,693	19,651
Special charges	1,569	2,933
Total Costs and Expenses	878,378	813,034
Operating Profit from Continuing Operations	40,238	8,700
Interest, net	(9,443)	(10,172)
Earnings (Loss) from Continuing Operations before Income Taxes	30,795	(1,472)
Provision for Income Taxes	(7,979)	(6,200)
Earnings (Loss) from Continuing Operations, Net of Tax	22,816	(7,672)
Loss from Discontinued Operations, Net of Tax	(728)	(9,346)
Net Earnings (Loss)	$22,088	$(17,018)

Basic Earnings (Loss) per Share
Continuing Operations	$0.38	$(0.13)
Discontinued Operations	(0.01)	(0.16)
Net Earnings (Loss) per Share	$0.37	$(0.29)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.37	$(0.13)
Discontinued Operations	(0.01)	(0.16)
Net Earnings (Loss) per Share	$0.36	$(0.29)

Shares Used in Computing Basic Earnings (Loss) per Share	60,408	58,621

Shares Used in Computing Diluted Earnings (Loss) per Share	62,079	58,621

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2004	2003

Sales and Service Revenues:
Sales revenues	$287,941	$249,898
Service revenues	28,792	28,126
Total Sales and Service Revenues	316,733	278,024

Costs and Expenses:
Cost of sales	203,267	167,269
Cost of service	17,903	17,767
Selling, general and administrative	81,792	76,479
Depreciation and amortization	4,299	6,249
Special charges	927	988
Total Costs and Expenses	308,188	268,752
Operating Profit from Continuing Operations	8,545	9,272
Interest, net	(3,189)	(3,133)
Earnings from Continuing Operations before Income Taxes	5,356	6,139
Benefit (Provision) for Income Taxes	1,163	(2,000)
Earnings from Continuing Operations, Net of Tax	6,519	4,139
Loss from Discontinued Operations, Net of Tax	(616)	(5,474)
Net Earnings (Loss)	$5,903	$(1,335)

Basic Earnings (Loss) per Share
Continuing Operations	$0.11	$0.07
Discontinued Operations	(0.01)	(0.09)
Net Earnings (Loss) per Share	$0.10	$(0.02)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.11	$0.07
Discontinued Operations	(0.01)	(0.09)
Net Earnings (Loss) per Share	$0.10	$(0.02)

Shares Used in Computing Basic Earnings (Loss) per Share	60,631	58,970

Shares Used in Computing Diluted Earnings (Loss) per Share	62,098	60,830

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$161,379	$238,447
Restricted cash	50,000	—
Accounts receivable, net of allowance for doubtful accounts of $15,566 and $21,964	326,774	275,594
Inventories, net of progress billings	146,734	132,324
Deferred tax assets	67,199	71,229
Assets held for sale	19,639	23,840
Other current assets	12,530	19,513
Total Current Assets	784,255	760,947

Property, Plant and Equipment, Net of Accumulated Depreciation of $224,758 and $215,944	73,144	77,292
Goodwill and Other Intangibles, Net	74,992	75,639
Deferred Tax Assets	123,730	111,820
Other Assets	56,197	65,119
Total Assets	$1,112,318	$1,090,817

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$253,246	$265,626
Payroll and related expenses	45,050	54,893
Current portion of long-term obligations	108,500	—
Total Current Liabilities	406,796	320,519

Long-term Obligations	100,000	208,500
Other Long-term Liabilities	143,310	130,970

Shareholders’ Investment:
Common stock	610	605
Additional paid-in capital	698,475	690,745
Accumulated deficit	(235,478)	(257,566)
Accumulated other comprehensive loss	(1,395)	(2,956)
Total Shareholders’ Investment	462,212	430,828
Total Liabilities and Shareholders’ Investment	$1,112,318	$1,090,817

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash and Cash Equivalents at Beginning of Period	$238,447	$178,269

Cash Flows from Operating Activities:
Net earnings (loss)	22,088	(17,018)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,693	20,618
Change in prepaid and accrued pension costs, net	7,790	4,697
Deferred taxes	(4,421)	(3,499)
Special charges and other	1,075	598
Changes in operating assets and liabilities:
Accounts receivable	(45,763)	84,972
Inventories	(14,465)	6,806
Other current assets	6,927	685
Accounts payable and accrued expenses	(9,198)	(16,449)
Payroll and related expenses	(9,783)	(13,475)
Other long-term liabilities	4,657	(1,331)
Other	1,793	484
Net Cash Provided by (Used in) Operating Activities	(25,607)	67,088

Cash Flows from Investing Activities:
Capital expenditures	(9,229)	(14,072)
Sale of property, plant and equipment	4,532	8,157
Other investing activities	108	585
Net Cash Used in Investing Activities	(4,589)	(5,330)

Cash Flows from Financing Activities:
Cash restricted for repayment of debt	(50,000)	—
Stock options exercised	2,836	1,226
Repayment of long-term obligations	—	(16,200)
Other financing activities	292	1,211
Net Cash Used in Financing Activities	(46,872)	(13,763)
Resulting Increase (Decrease) in Cash and Cash Equivalents	(77,068)	47,995
Cash and Cash Equivalents at End of Period	$161,379	$226,264

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(14,815)	$(15,352)
Income taxes paid	$(5,709)	$(5,477)

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

The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                                      Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) and basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004, and 2003, would have been reduced (increased) to the pro forma amounts indicated in the following table (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net earnings (loss) as reported	$22,088	$(17,018)	$5,903	$(1,335)
Add: stock-based compensation expense recorded under the intrinsic value method, net of tax effect	694	1,082	181	494
Less: stock compensation expense computed under the fair value method, net of tax effect	(2,471)	(3,755)	(758)	(1,463)
Pro forma net earnings (loss)	$20,311	$(19,691)	$5,326	$(2,304)

Net earnings (loss) per share as reported:
Basic	$0.37	$(0.29)	$0.10	$(0.02)
Diluted	$0.36	$(0.29)	$0.10	$(0.02)

Pro forma net earnings (loss) per share:
Basic	$0.34	$(0.34)	$0.09	$(0.04)
Diluted	$0.33	$(0.34)	$0.09	$(0.04)

During the nine months ended September 30, 2004, the Company issued 698,417 shares of Common Stock under its stock compensation plans, including 463,857 shares issued upon the exercise of options, 123,642 shares of restricted stock and 106,251 shares issued under the Employee Stock Purchase Plan and Directors Stock Option and Fee Plan. Also during the nine months ended September 30, 2004, 132,553 shares of restricted stock vested due to completion of the vesting period.

3.                                      Inventories, Net of Progress Billings

Inventories, net of progress billings, comprise the following (thousands of dollars):

	September 30, 2004	December 31, 2003

Raw materials	$80,862	$89,085
Work in process	57,449	50,908
Finished goods	26,382	16,105
Less: progress billings	(17,959)	(23,774)
Inventories, net of progress billings	$146,734	$132,324

4.                                      Long-term Obligations and Interest, net

As of September 30, 2004 the Company maintained two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “New Revolving Facility”) and a £15.0 million ($27.0 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).  On September 30, 2004, the Company terminated and replaced its previously existing $100 million revolving credit facility (the “Old Revolving Facility”) and replaced it with the $100 million, three-year New Revolving Facility.

Net of outstanding letters of credit, the Company had borrowing capacity at September 30, 2004, of $38.4 million under the New Revolving Facility and £9.9 million ($17.8 million) under the UK Facility. The Company made no borrowings under the New Revolving Facility, the UK Facility or the Old Revolving Facility at any time during the first nine months of 2004, and as of September 30, 2004, no borrowings were outstanding under either the New Revolving Facility or the UK Facility. As of September 30, 2004, the Company was in compliance with the financial covenants of each of these agreements.

The key terms of the New Revolving Facility are as follows:

•                  The Company’s obligations under the New Revolving Facility are secured by substantially all the U.S. assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•                  Borrowings under the New Revolving Facility bear interest at a variable rate equal to (at the Company’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the Bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•                  If the Company sells subsidiaries within its Industrial Automation Systems segment, the net proceeds, or a portion thereof, as defined in the agreement, must be applied to repay borrowings outstanding under the New Revolving Facility.

•                  Until it retires its 6.875% Notes due March 15, 2005, the Company must maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2004.

•                  The New Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•                  Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of September 30, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally has outstanding an $8.5 million industrial revenue bond, bearing interest at 3.21%, maturing in July 2005, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

Interest, net comprises the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Interest expense	$12,251	$12,767	$4,112	$4,061
Interest income	(2,808)	(2,595)	(923)	(928)
Interest, net	$9,443	$10,172	$3,189	$3,133

The Company also had letter-of-credit reimbursement agreements primarily related to the Company’s performance on contracts with customers totaling $32.6 million at September 30, 2004, compared to $35.9 million at December 31, 2003. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

5.                                      Special Charges and Restructuring Activities

Special charges comprise the following by reportable segment (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Industrial Automation Systems (“IAS”):
Facility consolidation	$523	$1,161	$353	$500
Impairment of property, plant and equipment	83
Severance	(152)	959	(152)	318
Total IAS	454	2,120	201	818

Corporate:
Facility consolidation	1,115	813	726	170
Total Corporate	1,115	813	726	170
Special charges	$1,569	$2,933	$927	$988

IAS: The following table summarizes IAS restructuring activities during the nine months ended September 30, 2004 (thousands of dollars):

	Workforce reduction	Consolidation of facilities	Total

Accrual balance at December 31, 2003	$6,008	$1,129	$7,137
Total charges	(152)	523	371
Cash payments	(4,278)	(1,330)	(5,608)
Other	(25)	305	280
Accrual balance at September 30, 2004	$1,553	$627	$2,180

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

During the nine months ended September 30, 2004, IAS recorded additional charges of $0.5 million for additional facility consolidation costs and $0.1 million for impairment of property, plant and equipment and reduced severance accruals by $0.1 million in conjunction with this plan. As of September 30, 2004, the IAS segment had terminated 795 employees and paid $20.6 million in severance, cumulatively, in conjunction with this plan. During the nine months ended September 30, 2004, 111 employees were terminated and $4.3 million of severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003. As of September 30, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.3 million in severance payments occurred during the nine months ended September 30, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual as of September 30, 2004, of $2.4 million relates to ongoing leased facility obligations. During the nine months ended September 30, 2004, $1.4 million in leased facility costs were paid and during the nine and three months ended September 30, 2004, the Company recognized $1.1 million and $0.7 million, respectively, of expense related to ongoing leased facility obligations.

6.                                      Loss from Discontinued Operations, Net of Tax

During the third quarter of 2003, in conjunction with the consolidation plan described in Note 5, the Company sold substantially all the assets and existing backlog of its Lamb Technicon Body & Assembly Systems division. The Company received $12.8 million in 2003 and $2.5 million in April 2004, and retained $9.9 million in accounts payable. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

Sales and service revenue from discontinued operations was $0.9 million and $32.8 million for the nine month periods ended September 30, 2004 and 2003, respectively.  Sales and service revenue from discontinued operations was $10.8 million for the three months ended September 30, 2003. Losses from discontinued operations were $0.7 million and $0.6 million for the nine and three months ended September 30, 2004. The related tax effect from discontinued operations was $0.5 million and $0.4 million for the nine and three months ended September 30, 2004. Losses from discontinued operations were $9.3 million and $5.5 million for the nine and three months ended September 30, 2003, including $3.1 million loss on disposal. Losses from discontinued operations did not have a tax effect for the nine and three months ended September 30, 2003, as the Company’s domestic income tax benefit was offset by a corresponding valuation allowance.

The Company’s consolidated balance sheet as of September 30, 2004, includes $2.2 million in current assets, including $1.8 million of net property, plant and equipment classified as assets held for sale, $2.4 million in current liabilities, and $4.7 million in other long-term liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of December 31, 2003, includes $3.7 million in current assets, including $1.8 million of assets held for sale, $7.0 million in current liabilities and $5.1 million in other long-term liabilities pertaining to discontinued operations.

7.                                      Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2004 is primarily related to federal, state and foreign income taxes. The effective income tax rate for the nine months ended September 30, 2004 of 25% is lower than the normal effective income tax rate of 38% to 40% due to the recognition of $4.0 million of previously unrecognized domestic and foreign deferred tax assets, net of additional valuation allowance established for certain foreign net operating loss carryforwards, approximately $3.0 million of which was recognized during the third quarter of 2004. The reduction in the effective tax rate to 25% resulted in a tax benefit from continuing operations of $1.2 million for the three months ended September 30, 2004. The provision for income taxes for the nine and three months ended September 30, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit was offset by a corresponding valuation allowance.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares - Basic	60,408,219	58,620,941	60,631,341	58,969,540
Dilutive effect of unvested restricted stock and stock options	1,671,055		1,466,819	1,860,875
Weighted average shares - Diluted	62,079,274	58,620,941	62,098,160	60,830,415

Because the Company reported a net loss from continuing operations for the nine months ended September 30, 2003, stock options and unvested restricted stock are excluded from the diluted earnings per share computation as their effect would have been antidilutive. At September 30, 2003, Company employees and directors held options to purchase 5,726,932 shares of Company common stock. Also, Company employees held a weighted average of 476,236 unvested restricted shares for the nine month period ended September 30, 2003. For the nine months ended September 30, 2004, 830,620 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the options exceeded the average share price for the quarter. For the three months ended September 30, 2004, and 2003, 2,069,320 and 2,145,581, respectively, of the Company’s stock options were excluded from the calculation.

9.                                      Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net earnings (loss)	$22,088	$(17,018)	$5,903	$(1,335)
Change in equity due to foreign currency translation adjustments	1,274	9,813	2,916	1,119
Unrealized gains on cash flow hedges	287	—	167	—
Comprehensive earnings (loss)	$23,649	$(7,205)	$8,986	$(216)

10.                               Intellectual Property Settlements

During the first quarter of 2004, the Company received compensation in relation to one settlement regarding certain of its intellectual property (“IP”). Additionally, the Company received compensation in relation to three IP settlements during the nine months ended September 30, 2003, two during the second quarter and one during the third quarter. The terms of these settlements are confidential. The operating profit from IP settlements, net of legal fees, for the nine months ended September 30, 2004, and 2003, was $15.7 million and $13.8 million, respectively. Operating profit from IP settlements was $9.2 million for the three months ended September 30, 2003. IP settlement compensation is classified as sales revenues and the related legal costs are classified as cost of sales on the Company’s consolidated statements of operations.

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

Corporate and other amounts include corporate operating costs and foreign currency transaction gains and losses.  Intercompany transactions have been eliminated. The following table sets forth the Company’s operations by business segments (thousands dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Sales and Service Revenues
Automated Data Systems	$574,398	$520,643	$194,814	$178,721
Industrial Automation Systems	344,218	301,091	121,919	99,303
Total Sales and Service Revenues	$918,616	$821,734	$316,733	$278,024

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$60,729	$52,674	$17,084	$22,177
Industrial Automation Systems	(1,819)	(22,850)	277	(6,419)
Total Segment Operating Profit	58,910	29,824	17,361	15,758
Corporate and Other	(17,103)	(18,191)	(7,889)	(5,498)
Special Charges	(1,569)	(2,933)	(927)	(988)
Operating Profit from Continuing Operations	$40,238	$8,700	$8,545	$9,272

12.                               Related Party Transactions

An amount due from a non-executive officer of $0.2 million is included in other assets at September 30, 2004, and December 31, 2003.

Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries (collectively, “Unitrin”) participated as a lender in a term loan. In January 2003, the Company paid off the remaining $16.2 million balance of the term loan, of which Unitrin had committed to and funded $6.8 million. Interest expense associated with amounts funded by Unitrin was $0.1 million for the nine months ended September 30, 2003.

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

Product Warranty Liabilities

Beginning balance as of January 1, 2004	$27,139
Payments	(13,342)
Increase in liability (new warranties issued)	10,336
Adjustments (pre-existing warranties)	230
Currency translation adjustment	(160)
Ending balance as of September 30, 2004	$24,203

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company does not believe there is any significant exposure related to such guarantees and therefore has not recorded a liability as of September 30, 2004, and December 31, 2003. The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on the Company’s financial position or results of operations.

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company’s consolidated financial statements.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002 in the Kent County Circuit Court in Michigan, generally alleging a breach of contract and warranty involving a frame assembly production line. The Company has responded to the Complaint. A trial date has been scheduled for the second quarter of 2005. Management believes the lawsuit is without merit and is vigorously contesting the case. As discussed in Note 6, substantially all of the assets of the Lamb Technicon Body and Assembly Systems division were sold in 2003 and the division is accounted for as a discontinued operation under SFAS No. 144. The Company retained the contingent liability related to this lawsuit; therefore, should there be an unfavorable result, it is possible that the Company’s financial position, cash flows or loss from discontinued operations could be materially affected in that period or subsequent periods.

14.                               Pension and Other Postretirement Benefit Plans

The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 15:

Components of Net Pension and Postretirement Periodic Benefit Cost for the nine and three months ended September 30, 2004 and 2003 are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Service Cost	$7,252	$6,521	$4,317	$3,826	$117	$356
Interest Cost	6,715	5,568	7,034	5,851	2,087	2,982
Expected return on plan assets	(7,345)	(7,392)	(7,235)	(7,097)
Amortization and deferrals:
Transition obligation (asset)	(32)	(192)	(253)	(223)		107
Actuarial Loss	2,360	543	1,430	165	705	407
Prior service cost (benefit)	538	481			(897)
Special Termination Benefits		71
	$9,488	$5,600	$5,293	$2,522	$2,012	$3,852

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003
Service Cost	$2,417	$2,049	$1,440	$1,281	$39	$119
Interest Cost	2,238	1,871	2,347	1,958	671	994
Expected return on plan assets	(2,448)	(2,501)	(2,414)	(2,376)
Amortization and deferrals:
Transition obligation (asset)	(11)	(64)	(84)	(75)		35
Actuarial Loss	785	152	477	55	209	136
Prior service cost (benefit)	179	150			(299)
	$3,160	$1,657	$1,766	$843	$620	$1,284

During the nine months ended September 30, 2004, the Company contributed approximately $12.0 million to its pension and other postretirement benefit plans, comprising $1.5 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $2.1 million in matching contributions to its 401(k) plan, $4.8 million in contributions to its foreign pension plans, and $3.6 million in benefits paid pertaining to its other postretirement benefits plans. The Company presently anticipates contributing an additional $3.2 million to these plans during the remainder of 2004, of which $0.5 million relates to benefit payments on its unfunded U.S. defined benefit plans, $0.6 million in matching contributions to its 401(k) plan, $1.2 million in contributions to its foreign pension plans and $0.9 million in benefit payments pertaining to its other postretirement benefit plans.

In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed into law. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement health care plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Act. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 31, 2003. The retroactive application of the Medicare subsidy reduced the Company’s previously reported benefit expense by $0.2 million in the quarter ended June 30, 2004. For the three months ended September 30, 2004, the effect of the subsidy is a reduction in postretirement benefit expense of $0.2 million. The Company’s accumulated postretirement benefit obligation (APBO) was reduced by $4.9 million at December 31, 2003, for the subsidy related to benefits attributed to past service.

15.                               Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”and provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The disclosures required by FSP 106-2 are included in Note 14.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company in the third quarter of fiscal 2004, except for those provisions covered by FSP EITF
03-1-1, which delayed the effective date. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement were effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ended March 31, 2004, and are included Note 14. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ending December 31, 2004.

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

Results of Operations

The following discussion compares the Company’s results of operations for the nine and three months ended September 30, 2004 and 2003. Results from continuing operations exclude the operating results of Lamb Body & Assembly, which was sold in September 2003 and is classified as discontinued operations. Results of operations and as a percentage of revenues were as follows (dollar amounts in millions):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003

Sales and Service Revenues	$918.6		$821.7		$316.7		$278.0

Costs and Expenses:
Cost of sales and service	623.4	67.8%	564.4	68.7%	221.2	69.8%	185.0	66.5%
Selling, general and administrative	239.7	26.1%	226.0	27.5%	81.8	25.8%	76.4	27.5%
Depreciation and amortization	13.7	1.5%	19.7	2.4%	4.3	1.4%	6.3	2.3%
Special charges	1.6	0.2%	2.9	0.3%	0.9	0.3%	1.0	0.4%
Total Costs and Expenses	878.4	95.6%	813.0	98.9%	308.2	97.3%	268.7	96.7%

Operating Profit from Continuing Operations	40.2	4.4%	8.7	1.1%	8.5	2.7%	9.3	3.3%

Interest, net	(9.4)	(1.0)%	(10.2)	(1.3)%	(3.1)	(1.0)%	(3.2)	(1.1)%

Earnings (Loss) from Continuing Operations before Income Taxes	30.8	3.4%	(1.5)	(0.2)%	5.4	1.7%	6.1	2.2%

Benefit (Provision) for Income Taxes	(8.0)	(0.9)%	(6.2)	(0.8)%	1.1	0.4%	(2.0)	(0.7)%

Earnings (Loss) from Continuing Operations, net of tax	22.8	2.5%	(7.7)	(1.0)%	6.5	2.1%	4.1	1.5%

Loss from Discontinued Operations	(0.7)	(0.1)%	(9.3)	(1.1)%	(0.6)	(0.2)%	(5.4)	(2.0)%

Net Earnings (Loss)	$22.1	2.4%	$(17.0)	(2.1)%	$5.9	1.9%	$(1.3)	(0.5)%

Sales and Service Revenues

Total revenues for the nine months ended September 30, 2004, were $918.6 million, an increase of $96.9 million, or 11.8%, compared with the corresponding prior year period. Total revenues for the three months ended September 30, 2004, were $316.7 million, an increase of $38.7 million, or 13.9%, compared with the corresponding prior year period. During the first quarter of 2004, and the second and third quarters of 2003, the Company received compensation related to settlements regarding certain of its intellectual property (“IP settlements”), which resulted in a significant, positive impact on the Company’s revenues and results of operations and cash flows for the nine months ended September 30, 2004, and the nine and three months ended September 30, 2003.

For the nine months ended September 30, 2004, products and service revenue increased $95.9 million, or 11.9%, compared with the corresponding prior year period as a result of revenue increases of 10.5% and 14.3% in the ADS and IAS segments, respectively. The related products and service operating profit increased $27.2 million for the nine months ended September 30, 2004 compared to the corresponding prior year period due to increases of $6.1 million and $21.0 million in the ADS and IAS segments, respectively. For the three months ended September 30, 2004, products and service revenues increased approximately $50.2 million, or 18.8%, compared with the corresponding prior year period as a result of revenue increases of 16.5% and 22.8% in the ADS and IAS segments, respectively. The related product and service operating profit increased $10.9 million for the three months ended September 30, 2004 compared to the corresponding prior year period due to increases of $4.2 million and $6.7 million in the ADS and IAS segments, respectively.

Costs and Expenses

Cost of sales and service increased $59.0 million, or 10.5%, to $623.4 million for the nine months ended September 30, 2004, from $564.4 million compared with the corresponding prior year period. Cost of sales and service as a percentage of sales decreased to 67.8% for the nine months ended September 30, 2004 compared with 68.7% for the corresponding prior year period. The improvement in gross margin for the nine months ended September 30, 2004, was primarily due to a 1.2 percentage point improvement in ADS product and service gross margins, the impact of intellectual property (“IP”) settlements and a 1.9 percentage point improvement in IAS gross margins in 2004.  For the three months ended September 30, 2004, cost of sales and service increased $36.2 million, or 19.6%, to $221.2 million from $185.0 million for the corresponding prior year period. Cost of sales and service as a percentage of sales increased to 69.8% for the three months ended September 30, 2004, compared with 66.5% for the corresponding prior year period. The decrease in gross margin for the three months ended September 30, 2004, was primarily due to the impact of the IP settlement in the corresponding prior year period and a 1.0 percentage point decrease in ADS product and service gross margins partially offset by a 0.4 percentage point improvement in IAS gross margins.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $239.7 million and $81.8 million for the nine and three months ended September 30, 2004, respectively, compared with $226.0 million and $76.4 million for the corresponding prior year periods. SG&A as a percentage of sales was 26.1% and 25.8% for the nine and three months ended September 30 2004, compared to 27.5% for the nine and three months ended September 30, 2003. The nine-month increase of $13.7 million from the prior year period is primarily due to an increase of $13.1 million in ADS research and development (“R&D”) expense and due to the growth in ADS products and service revenues. The increase in SG&A expense within ADS was partially offset by the efficiencies resulting from the IAS restructuring and a $1.1 million reduction in corporate and other unallocated expenses. The majority of reductions in corporate and other unallocated expense due to the absence of loan termination expense, a favorable litigation outcome and the cost benefits received from transitioning the corporate headquarters to Everett were offset by expenses related to Sarbanes-Oxley section 404 compliance activities.  The $5.4 million increase in SG&A expense in the three months ended September 30, 2004 compared to the corresponding prior year period was primarily due to incremental R&D spending of $3.7 million as well as increased spending corresponding to increased product and service revenues at ADS and the cost of outside resources and independent audit fees related to compliance with the internal control provisions of Sarbanes-Oxley section 404, partially offset by lower SG&A expense for IAS as a result of the restructuring.

Depreciation and Amortization

Depreciation and amortization expense for the nine and three months ended September 30, 2004 was $13.7 million and $4.3 million, respectively, compared with $19.7 million and $6.3 million for the corresponding prior year periods. The decrease in depreciation and amortization expense of $6.0 million and $2.0 million for the nine and three months ended September 30, 2004, respectively, from the corresponding prior year periods is primarily due to the lower property, plant and equipment (“PP&E”) balance, primarily related to the IAS restructuring, which included the sale of assets, asset impairment and the reclassification of PP&E to assets held for sale, eliminating depreciation of those assets.

Special Charges

The following table sets forth the charges relating to the Company’s restructuring activities, comprising severance, facility consolidation, and impairment of PP&E, classified as special charges on the consolidated statements of operations (millions of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
IAS:
Facility consolidation	$0.5	$1.2	$0.3	$0.5
Impairment of property, plant and equipment	0.1	—	—	—
Severance	(0.1)	0.9	(0.1)	0.3
Total IAS	0.5	2.1	0.2	0.8

Corporate:
Facility consolidation	1.1	0.8	0.7	0.2
Total Corporate	1.1	0.8	0.7	0.2
Special charges	$1.6	$2.9	$0.9	$1.0

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

During the nine months ended September 30, 2004, IAS recorded additional charges of $0.5 million for additional facility consolidation costs and $0.1 million for impairment of property, plant and equipment and reduced severance accruals by $0.1 million in conjunction with this plan. As of September 30, 2004, the IAS segment had terminated 795 employees and paid $20.6 million in severance, cumulatively, in conjunction with this plan. During the nine months ended September 30, 2004, 111 employees were terminated and $4.3 million of severance was paid in conjunction with this plan. The number of employees terminated does not include 228 employees of Lamb Body & Assembly that are no longer IAS employees as a result of the divestiture of this operation in September 2003.

Corporate: During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003. As of September 30, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.3 million in severance payments occurred during the nine months ended September 30, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual as of September 30, 2004, of $2.4 million relates to ongoing facility lease obligations. During the nine months ended September 30, 2004, $1.4 million in net leased facility costs were paid and during the nine and three months ended September 30, 2004, the Company recognized $1.1 million and $0.7 million, respectively, of expense related to ongoing facility lease obligations.

Interest, Net

Net interest expense was $9.4 million for the nine months ended September 30, 2004, compared with $10.2 million for the corresponding prior year period, reflecting lower average debt and higher average cash and cash equivalent balances during the nine months ended September 30, 2004, compared to the corresponding prior year period. Net interest expense remained consistent at $3.1 million and $3.2 million for the three month periods ended September 30, 2004 and 2003, respectively. In January 2003, the Company fully paid down and terminated the remaining $16.2 million balance of a term loan.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2004 is primarily related to federal, state and foreign income taxes. The effective income tax rate for the nine months ended September 30, 2004 of 25% is lower than the normal effective income tax rate of 38% to 40% due to the recognition of $4.0 million of previously unrecognized domestic and foreign deferred tax assets, net of additional valuation allowance established for certain foreign net operating loss carryforwards, approximately $3.0 million of which was recognized during the third quarter of 2004. The reduction in the effective tax rate to 25% resulted in a tax benefit from continuing operations of $1.2 million for the three months ended September 30, 2004. The provision for income taxes for the nine and three months ended September 30, 2003, is primarily related to foreign and state taxes, as the domestic tax benefit was offset by a corresponding valuation allowance.

Loss from Discontinued Operations

During the third quarter of 2003, in conjunction with the consolidation plan described in Note 5, the Company sold substantially all the assets and existing backlog of its Lamb Technicon Body & Assembly Systems division. The Company received $12.8 million in 2003 and $2.5 million in April 2004, and retained $9.9 million in accounts payable. The division meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

Sales and service revenues from discontinued operations were $0.9 million and $32.8 million for the nine month periods ended September 30, 2004 and 2003, respectively.  Sales and service revenues from discontinued operations were $10.8 million for the three months ended September 30, 2003. Losses from discontinued operations were $0.7 million and $0.6 million for the nine and three months ended September 30, 2004. The related tax effect from discontinued operations was $0.5 million and $0.4 million for the nine and three months ended September 30, 2004. Losses from discontinued operations were $9.3 million and $5.5 million for the nine and three months ended September 30, 2003, including a $3.1 million loss on disposal. Losses from discontinued operations did not have a tax effect for the nine and three months ended September 30, 2003, as the Company’s domestic income tax benefit was offset by a corresponding valuation allowance.

Segment Information

The following table sets forth sales and service revenues, segment operating profit and operating profit (loss) from continuing operations for the nine and three month periods ended September 30, 2004, and 2003 (millions of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Sales and Service Revenues
Automated Data Systems	$574.4	$520.6	$194.8	$178.7
Industrial Automation Systems	344.2	301.1	121.9	99.3
Total Sales and Service Revenues	$918.6	$821.7	$316.7	$278.0

Operating Profit (Loss) from Continuing Operations
Segment Operating Profit (Loss)
Automated Data Systems	$60.7	$52.7	$17.1	$22.2
Industrial Automation Systems	(1.8)	(22.9)	0.3	(6.4)
Total Segment Operating Profit	58.9	29.8	17.4	15.8

Corporate and Other	(17.1)	(18.2)	(7.9)	(5.5)
Special Charges	(1.6)	(2.9)	(1.0)	(1.0)
Operating Profit from Continuing Operations	$40.2	$8.7	$8.5	$9.3

Automated Data Systems

ADS segment revenues for the nine and three month periods ended September 30, 2004, were $574.4 million and $194.8 million, respectively, representing increases of 10.3% and 9.0% from revenues of $520.6 million and $178.7 million for the same periods in 2003. The nine months ended September 30, 2004, and 2003, include significant revenue and operating profit related to IP settlements. The specific terms of the settlements are confidential. For the nine months ended September 30, 2004, and 2003, the IP settlements, net of legal fees, resulted in a favorable impact on segment operating profit of $15.7 million and $13.8 million, respectively.  For the three months ended September 30, 2003, IP settlements, net of legal fees provided $9.2 million in segment operating profit.

ADS product and service revenue for the nine and three months ended September 30, 2004, increased 10.5% and 16.5%, respectively, from the prior year comparable period. For the three months ended September 30, 2004, systems and solutions revenues increased by 24.6%, printer/media increased by 3.4% and service increased by 11.1% over the corresponding prior year period. Geographically, product and service revenue for EMEA increased 8.7%, North America increased 13.5%, Asia Pacific increased 48.4% and Latin America increased 68.3% compared to the corresponding prior year period. The revenue increase in North America reflects improved performance in the region’s indirect sales channels and continued enhancement of product lines, which allow greater sales traction with existing and new partners. EMEA revenues comprise a broader customer base in contrast to the corresponding prior year period, which included significant large shipments. The revenue increase in the Asia Pacific region is due to broader expansion throughout the region. The revenue increase in Latin America was primarily due to direct store delivery applications.  For the nine and three months ended September 30, 2004, favorable foreign exchange rates contributed approximately $19.7 million and $5.8 million of the revenue increase compared to the corresponding prior year periods.

For the nine and three months ended September 30, 2004, ADS reported operating profit from product and service revenue of $45.0 million and $17.1 million, respectively, compared with operating profit of $38.9 million and $12.9 million in the corresponding prior year periods. The 2004 results primarily reflect the impact of additional gross profits from the increases in product and service revenues, as well as the effect of gross margin improvement of 1.2 percentage points for the nine months ended September 30, 2004, and a 1.0 percentage point decrease in gross margin for the three months ended September 30, 2004, from the prior year periods. The nine and three months ended September 30, 2004, also include increased R&D spending of $13.1 million and $3.7 million, respectively, and the incremental selling, marketing and other SG&A expenses.

An additional patent infringement lawsuit regarding the Company’s battery power management patents is pending and may result in future revenue. Settlements have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. Management cannot predict the outcome, timing or amount of future settlements or judgments.

Industrial Automation Systems

IAS segment revenues from continuing operations increased $43.1 million, or 14.3%, and $22.6 million, or 22.8%, for the nine and three month periods ended September 30, 2004, respectively, compared with the corresponding prior year periods. IAS operating losses for the nine months ended September 30, 2004, and 2003, were $1.8 million and $22.9 million, respectively. IAS operating income for the three months ended September 30, 2004, was $0.3 million, compared with operating losses of $6.4 million for the same period in 2003. The favorable comparisons are primarily due to improvements in the Cincinnati Lamb business, the lower breakeven levels resulting from the merger of these divisions and a $0.7 million gain on the sale of a facility, which had been classified as assets held for sale.

Backlog for the IAS segment was $237.6 million at September 30, 2004, compared with $266.1 million at December 31, 2003, adjusted to exclude discontinued operations.

The nine and three months September 30, 2004, and 2003, include special charges resulting from the IAS segment’s cost reduction actions including consolidation of plant facilities, sale or closure of certain underperforming operations and the consolidation of the Cincinnati Machine and the Lamb Machining Systems operations. See the discussion above under the heading “Special Charges.”

Corporate and Other

Operating expenses from Corporate and Other were $17.1 million and $18.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in expense of $1.1 million was primarily due to cost reductions from the relocation of corporate headquarters to Everett, Washington in 2003, a favorable ruling in an IP legal dispute during the first quarter of 2004 and a $0.9 million reduction in currency losses, compared to the comparable prior year period, partially offset by $4.5 million in 2004 costs related to Sarbanes-Oxley section 404 compliance activities. Operating expenses from Corporate and Other were $7.9 million and $5.5 million for the three months ended September 30, 2004, respectively. The increase in expense of $2.4 million was primarily due to $3.2 million in costs related to Sarbanes-Oxley section 404 compliance activities offset by a $0.4 million reduction in currency losses.

Expectations

During its quarterly conference call on November 2, 2004, the Company provided projections of segment revenues and operating profit for the fourth quarter of 2004, as discussed below. The Company cannot ensure that such projections will be realized as future results may be affected by numerous uncertainties, many of which are described in the section below captioned “Forward-Looking Statements and Risk Factors.”

ADS products and service revenues for the fourth quarter of 2004, are expected to be in the range of $214 to $222 million, reflecting a projected increase in the range of 15% to 20% over the corresponding prior year quarter. The related operating profit is expected to be in the range of $21 to $24 million. The IAS segment operating loss is expected to be in the range of $1 to $3 million for the fourth quarter 2004. Corporate and unallocated costs in the fourth quarter are expected to be in the range of $6 million to $7 million.

Liquidity and Capital Resources

The Company’s cash and cash equivalent position as of September 30, 2004, was $211.4 million, including $50.0 million classified as restricted cash, a decrease of $27.0 million compared to the December 31, 2003 balance, primarily due to $25.6 million used in operating activities as discussed below. Long-term obligations decreased from $208.5 million at December 31, 2003, to $100.0 million at September 30, 2004, due to the reclassification to current portion of long-term obligations of $108.5 million, of which $100.0 million matures in March 2005 and $8.5 million matures in July 2005.

Cash used in operating activities of $25.6 million was due primarily to $13.9 million in bond interest paid and $9.6 million used by operations. Cash provided by the ADS segment, primarily from IP settlement proceeds, was more than offset by cash used by the IAS segment of $39.3 million, primarily related to the working capital requirements in the early build cycle in certain long-term contracts. These working capital requirements are evidenced by growth in the Company’s accounts receivable and inventory levels. Accounts receivable increased $51.2 million, or 18.6%, to $326.8 million at September 30, 2004, reflecting the IAS segment’s early build-cycle in long-term contracts; and inventory increased $14.4 million, or 10.9%, to $146.7 million at September 30 2004, compared to December 31, 2003, reflecting the IAS early build cycle in long-term contracts and a buildup of ADS inventory levels due to new products. Investing activities used $4.6 million, primarily due to $9.2 million in capital expenditures, which was offset by $4.5 million in proceeds from sales of property and equipment and assets held for sale. Financing activities used $46.9 million, primarily due to $50.0 million of cash restricted for repayment of debt, which was offset primarily by $2.8 million of stock option exercises.

As of September 30, 2004 the Company maintained two secured long-term credit facilities: a $100 million asset-based revolving credit facility (the “New Revolving Facility”) and a £15.0 million ($27.0 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).  On September 30, 2004, the Company terminated and replaced its previously existing $100 million revolving credit facility (the “Old Revolving Facility”) and replaced it with the $100 million, three-year New Revolving Facility.

Net of outstanding letters of credit, the Company had borrowing capacity at September 30, 2004, of $38.4 million under the New Revolving Facility and £9.9 million ($17.8 million) under the UK Facility. The Company made no borrowings under the New Revolving Facility, the UK Facility or the Old Revolving Facility at any time during the first nine months of 2004, and as of September 30, 2004, no borrowings were outstanding under either the New Revolving Facility or the UK Facility. As of September 30, 2004, the Company was in compliance with the financial covenants of each of these agreements.

The key terms of the New Revolving Facility are as follows:

•             The Company’s obligations under the New Revolving Facility are secured by substantially all the U.S. assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•             Borrowings under the New Revolving Facility bear interest at a variable rate equal to (at the Company’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the Bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•             If the Company sells subsidiaries within its Industrial Automation Systems segment, the net proceeds, or a portion thereof, as defined in the agreement, must be applied to repay borrowings outstanding under the New Revolving Facility.

•             Until it retires its 6.875% Notes due March 15, 2005, the Company must maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2004.

•                  The New Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•                  Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of September 30, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally has outstanding an $8.5 million industrial revenue bond, bearing interest at 3.21%, maturing in July 2005, that is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

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

Contractual Obligations

The Company’s contractual commitments as of September 30, 2004, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”and provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The disclosures required by FSP 106-2 are included in Note 14.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company in the third quarter of fiscal 2004, except for those provisions covered by FSP EITF 03-1-1, which delayed the effective date. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, the provisions of this statement were effective for the Company’s financial statements for the year ended December 31, 2003. The interim period disclosure requirements of the statement became effective for the Company’s interim financial statements for the quarter ending March 31, 2004, and are included Note 14. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ending December 31, 2004.

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

•                  The Company’s anticipated contributions to its pension and other postretirement benefit plans;

•                  The Company’s belief regarding the outcome of pending litigation;

•                  The Company’s ability to

•                  meet its debt obligations, as well as working capital and capital expenditure requirements;

•                  achieve its goals with respect to revenues and cost savings in each of its segments;

•                  successfully manage and complete large-scale industrial automation systems contracts for customers;

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

Forward-looking statements are not guarantees of future performance. Several factors govern whether the Company will or can achieve any forward-looking statement made in this report. Any one of these factors could cause the Company’s actual results to differ materially from those discussed in a forward-looking statement. The Company outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.unova.com. Such risk factors include, but are not limited to:

•                  Weakness in the automotive and aerospace markets could lead to reduced demand for the Company’s products.

•                  Technological changes and consequent market shifts could adversely impact demand for the Company’s products and systems.

•                  Approval of national and international standards applicable to the Company’s products and systems could adversely impact demand for the Company’s products and systems.

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

•                  If pending litigation results in an unfavorable outcome, the Company’s financial position, results of operations or cash flows could be adversely affected.

•                  If the Company is unable to obtain licenses under third party intellectual property, or is enjoined based on third party intellectual property, the Company could be prevented from selling a particular product or family of products, which could adversely affect the Company’s results of operations.

•                  Other companies may infringe on the Company’s intellectual property.  If the Company is unable to enforce its intellectual property through appropriate licensing agreements, litigation or other means, demand for the Company’s products, royalty revenues and results of operations could be adversely affected.

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of September 30, 2004, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $131.1 million.

Except as noted in the preceding paragraphs, as of September 30, 2004, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2003, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that such controls and procedures, by their nature, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be flawed, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

The Company’s disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Everett, Washington. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Consistent with SEC suggestion, the Company has a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management routinely reviews the Company’s system of internal controls over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and consolidating the activities of two or more business units.

In connection with the evaluation described above, no changes in our internal controls over financial reporting occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2004	16,886	$18.07	—	—
August 1 to August 31, 2004	—	—	—	—
September 1 to September 30, 2004	—	—	—	—
Total	16,886	$18.07	—	—

The purchased shares indicated in the above table were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.     EXHIBITS

4.1

Credit Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. as Borrowers, the lenders which are parties hereto and Keybank National Association as Administrative agent, Lead Arranger and Book Manager and Keybank National Association as LC Issuer, dated as of September 30, 2004.*

4.2

Security Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. and Keybank National Association as Administrative agent, dated as of September 30, 2004.*

10.1	2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the UNOVA, Inc. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”).*
10.2	Form of Incentive Stock Option Agreement for awards under the UNOVA, Inc. 2001 Stock Incentive Plan (the “2001 Plan”).*
10.3	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan.*
10.4	Form of Restricted Stock Agreement for awards under the 2001 Plan and the 2004 Plan.*
10.5	Form of Restricted Stock Unit Agreement for awards under the 2004 Plan.*
10.6	Restricted Stock Unit Agreement with Thomas O. Miller, under the 2004 Plan, dated as of May 6, 2004.*
10.7	Form of Performance Share Unit Agreement under the Long-Term Program.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2004.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2004.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2004.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2004.

*                                         Copies of these exhibits are included in this Quarterly Report on Form 10-Q filed with the Securities Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/ Michael E. Keane

Michael E. Keane
Senior Vice President and Chief Financial Officer

November 9, 2004