Form 10-K
period 2004-12-31
UNOVA INC
filed 2005-03-14
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6001 36th Avenue West
Everett, Washington
www.unova.com	98203-1264
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 265-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,231.7 million. On such date, the closing price of the registrant’s Common Stock, as quoted on the New York Stock Exchange, was $20.25.

On February 28, 2005, there were 61,264,143 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on From 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 18, 2005.

UNOVA, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependant upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to the Company’s ability to continue to improve the profitability of its continuing operations, reduce expenses, improve efficiency, leverage its investment in research and development to drive significant future revenue, its ability to continue operational improvement and year-over year-growth and complete its divestiture of its IAS businesses and the other factors described in Item 7 of this filing. Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this report are also encouraged to review the Risk Factors portion of Item 7 of this filing, which discusses additional risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

ITEM 1.                BUSINESS

General

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”), through its Automated Data Systems (“ADS”) segment, which comprises the Company’s wholly-owned subsidiary Intermec Technologies Corporation (“Intermec”), is a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intellitag® RFID (radio frequency identification). The ADS segment’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

The Company’s Industrial Automation Systems (“IAS”) businesses, which comprises the Cincinnati Lamb and Landis Grinding Systems divisions, has been classified effective the fourth quarter of 2004, as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes (see Note H to the consolidated financial statements). Prior periods have been restated to reflect this presentation. The IAS businesses are leading producers of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration, including comprehensive life cycle support. The IAS business includes integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

In fiscal year 2004, the Company served customers globally through the following businesses:

Continuing Operations:

•  The Automated Data Systems segment (“ADS”), which comprises Intermec Technologies, offers a broad product line and enterprise integration and implementation expertise within the AIDC (Automated Information and Data Collection) marketplace.

Discontinued Operations:

•  The Industrial Automation Systems business (“IAS”), comprising Cincinnati Lamb and Landis Grinding Systems divisions, is a leading producer of value added manufacturing products and services. IAS serves the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

The Company has commenced a formal process to divest all of the IAS businesses and the Company’s excess assets (classified as assets held for sale) through a sale process that the Company expects will conclude in fiscal year 2005. Therefore,  effective the fourth quarter of 2004, these businesses were classified as discontinued operations for financial statement purposes.

As part of this divestiture process, the Company has received expressions of interest in both the group as a whole, and for the Cincinnati Lamb and Landis Grinding businesses individually. The Company is pursuing a variety of sale alternatives that will strive to achieve separation and monetization, while allowing these leading businesses to operate successfully independent of UNOVA.

For the years ended December 31, 2004, 2003 and 2002, UNOVA reported revenues from continuing operations of $811.3 million, $706.6 million and $744.4 million, respectively. Intermec has three primary revenue sources: (1) revenue from the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers,  label media and Intellitag® RFID (radio frequency identification), (“Product Revenue”);  (2)  revenue from servicing, customer support and professional services related to these products and solution systems (“Services Revenue”); and (3) revenue from settlements related to enforcement of the Company’s Intellectual Property rights and sales of certain patents in intellectual property portfolio (“Intellectual Property Sales and Settlement Revenue”).

See Note N to the consolidated financial statements for financial information by reportable segment and by geographical area.

The Company became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. (“WAI”) on October 31, 1997. The Company is a Delaware corporation and its headquarters are located in Everett, Washington.

Information on the Company may be found at the Internet website www.unova.com. The Company’s annual report on Form 10-K and certain of its other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through its Investor Relations website at www.unova.com/investorinfo.asp. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document the Company files, and its references to the addresses of these websites are intended to be inactive textual reference only.

Products and Services

Intermec Technologies

Intermec products and services include automated data identification systems, rugged mobile computing solutions, wireless networks, including RFID, for untethered enablement of an enterprise, and barcode label and printing solutions and related services. ADS’s rugged and robust systems, solutions and services enable Intermec’s customers to more efficiently and effectively manage their supply chains and fulfillment activities and other critical company resources.

Intermec is headquartered in Everett, Washington, and its major offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio and internationally in the United Kingdom, the Netherlands, Sweden, France, Mexico and Singapore.

Scanners and Data Collection Systems

Intermec develops bar code scanning and data collection products used primarily by non-office workers such as warehouse, delivery, manufacturing, field service and other employees who operate outside the typical office environment. Product applications include work force automation; tracking of work in process and finished goods inventory through manufacturing, distribution and other commercial operations; and total asset visibility and real-time monitoring of inventory levels and order status to improve productivity, quality and responsiveness. The information collected, managed and exchanged by workers in these applications is susceptible to errors or omissions due to inaccurate keystrokes, illegible handwriting or overlooked transactions. The ability to efficiently capture and wirelessly transmit information in real time means more streamlined business processes. Automating these business processes is important to consistent customer service and fulfillment execution. In addition, Intermec’s products and services are increasingly used for automating information exchange within supply chains and facilitating shipment and fulfillment of orders. Intermec’s scanning and data collection products include rugged wireless handheld computers and terminals, wand scanners, imagers, linear and area imagers incorporating active pixel technology, and badge and laser scanners. These products are able to read or collect data and move that data directly into standard ERP (enterprise resource planning), WMS (warehouse management systems) and other business applications. The Company also manufactures a number of industrial handheld terminals for use in warehouses and industrial environments.

Enterprise Wireless Networks Products & Services

Intermec develops wireless Local Area Network (“LAN”) software, systems and services. It was among the first companies to provide a network architecture that allows customers to use multiple radio technologies within one LAN system. Starting in the early 1980s, the Company installed digital communication between mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering (“IEEE”) promulgated a new standard for high-speed network communication via wireless radio signal. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices. In the years since the standard was established, several large network equipment vendors have begun selling 802.11b and 802.11a/b and 802.11g wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports. Intermec is a Technology Solutions Integrator partner with Cisco Systems Inc. and has extended its systems and devices to include Cisco technology and products. Intermec also offers device management software allowing centralized management services of its devices on the network.

Intermec’s core customers in industrial and warehousing markets purchase its wireless systems primarily because these systems are easier to implement and administer than competitive brands. Further, Intermec provides reliable and high quality technical services and support. Finally, customers in these markets are motivated in part by their belief that Intermec’s systems are extremely rugged and reliable, and that reliability will prevent failures and downtime in the customer’s operation. Intermec supports all major radio technologies, including synthesized UHF, 900 MHz, 802.11b/g, 802.11a and Bluetooth. Radio independence allows customers to choose the most efficient radio technology for their facilities. This freedom resolves data rate, transmission speed and range issues and creates a reliable communications environment.

Intermec has also created wireless LAN products that specifically address the security needs of its customers. Based on IEEE 802.11i and 802.1x security standards, MobileLAN secureTM is an integrated security solution for wireless LANs that builds standards-based security capabilities into all components of the wireless LAN, including access points, authentication server software and network interface cards. Intermec’s tiered wireless access point product line cost-effectively addresses diverse wireless applications found in an enterprise—both in and out of the office. In 2002 Intermec extended its wireless solutions to support the Cisco wireless infrastructure, including Intermec’s innovative Pocket PC line.

Mobile Computing Solutions

Intermec delivers automated solutions comprising ruggedized hand-held and vehicle-mounted mobile computing systems and local-area and wide-area wireless and wired data communication systems. Intermec is a leader in integrating multiple wireless technologies (wide area GPRs and CDMS, with 802.11 and Bluetooth) that can operate simultaneously into a mobile computer. This is important for customers who desire a cost-effective, innovative and efficient way to communicate remotely with field employees. Intermec also develops and delivers handheld computer application software for designated markets and applications as well as communication and server systems to integrate the information into customers’ enterprise management systems. Intermec has developed device management software that can interoperate with existing system management software to allow centralized management and control of remote devices. Data capture devices and specialized peripherals and printer solutions are a part of the provided solution. To assist with the automation of business processes, Intermec provides extensive professional services, such as installation, maintenance, site security and systems integration. Intermec’s comprehensive line of hand-held and vehicle-mounted computers combine Microsoft Windows®, Windows® CE and Pocket PC®, and embedded Windows XP capability with scanning and IP (Internet Protocol) based data communication abilities. Intermec’s product family ranges from low-cost, hand-held batch and wireless data collection devices to sophisticated pen-based computers with extensive wired and wireless network capabilities and flexible vehicle mount communication systems.

Intermec’s “open systems” design philosophy delivers product flexibility to customers with diverse application requirements. In combination with wireless communications, these mobile systems enable remote workers to have access to centralized computer applications and databases, to automate business processes to the point of transaction and to send and receive information on a real-time basis. This results in improved productivity, efficiency and accuracy of information. Intermec and its partners offer mobile computing application software that provides work force automation, customer level sales ordering, pricing and forecasting, and account settlement. Other software products manage workforce automation and order dispatching, total field asset visibility, real-time proof of delivery, and other critical customer information. Intermec and its partners have over 20 years of experience in developing both hardware and software for mobile computing in the direct-store-delivery (“DSD”) market. This experience gives Intermec insight that is important in developing and producing successful product offerings in other mobile computing markets such as field service and logistics operators.

Bar Code Label and Printing Solutions

Intermec’s line of flexible “on demand” bar code printers which range from low-cost, light-duty models to heavy-duty, industrial models that accommodate a wide array of printing widths, materials and label configurations. These printers attach directly to enterprise networks. A variety of specialty printers provides custom capabilities, including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics, even on extremely small labels such as those used by the electronics industry. Intermec’s printers can also support RFID encoding and smart label printing, offering customers’ cost effective solutions and flexibility as they adopt RFID technology.

Intermec’s media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. Intermec’s media products emphasize service and value-added technologies, such as the design and manufacture of specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Radio Frequency Identification—RFID

Intermec is designing and producing next generation item-tracking technology called RFID (radio frequency identification). Intermec’s market focus is on passive UHF technology, including RFID tags, readers, software and related equipment, and services under the Intellitag trade name. Intermec products support International Standards Organization (“ISO”) standards and the new EPCglobal Generation-2 UHF standard (the “Gen-2 standard”), which are being adopted by customers worldwide. RFID wirelessly communicates important product information between a tracking device, called an interrogator, and “tags” comprising a computer chip and its antenna encased in a protective covering. RFID tags are programmed to contain identification, serial numbers, history and other attributes. Certain RFID tags, such as Intermec’s Intellitag, contain read/write memory to allow updates and tag reuse. Unlike laser scanned bar codes, Intermec’s RFID tags do not require “line of sight” to be read. Companies have expressed interest in using RFID technology as a tool to track pallets, cartons, containers and individual items through their entire supply chain or as an access security application. Intermec is working through alliances and directly with other companies to broaden customer access, create standards support on a global basis and integrate data from RFID collection systems into broader information systems. Intermec has a large RFID intellectual property portfolio with over 140 patents issued largely around UHF technology.

Services

Intermec develops technology to solve complex global supply chain solution problems and provides expertise through a broad range of global services. Intermec’s customer support services, professional services and installation services enable customers to implement and deploy systems and solutions within their IT environments.

Intermec Project Management teams create strategic plans that clearly identify a customer’s operational goals. Strategic plans encompass technology solutions that will accomplish the business issues they are expected to solve. Properly designed systems will typically support the desired functionality without costly upgrades and / or retrofitting.

Project Management teams define the functional requirements for implementing wireless devices throughout the enterprise. This includes why they are needed, how they will be used, and how they will impact customer business processes. Once a business case has been defined, the Project Management teams design an implementation plan to improve processes, increase productivity, and maximize profitability.

Intermec has forged extensive relationships with many wireless system providers, therefore providing “one stop shopping” with the expertise, convenience, and assurance customers need. In addition, Project Management offers its customers:

•  A single point of contact for all project communications

•  Project planning, including defining the scope of work, preparing a statement of work, developing project objectives, developing schedules, identifying acceptance procedures, and documenting a project plan

•  Project implementation, including proper site preparation; tracking, site evaluation surveys and installation schedules; coordination of the activities of all resources involved in the implementation; project status reports; and implementing project controls

•  Oversight and management of the overall installation process, including managing communications, tracking equipment shipment, managing change requests, and identifying problems and resolving them

•  Project completion and closeout to the customer’s requirements and expectations

Intermec Services’ customer-focused professionals work closely with customers to integrate new wireless solutions with their existing systems and applications to optimize performance over the short and long terms. Customers can assess a variety of wireless solutions and networking applications that can be tailored to their specific business needs.

Intermec believes that its on-site customer service representatives (“CSR”) are among the most experienced in the industry. Dispatched from over 60 U.S. locations, the Company’s technicians have the training, experience, test equipment, and parts to address numerous problems on the first visit. These teams of professionals strive to deliver fast, high quality service with minimal impact on customer’s operations, and all repairs are performed with the goal of meeting the highest industry standards.

Intermec’s Global Education Services provide a wide array of comprehensive training services and solutions. These services and solutions include designing complete training packages administering entire training programs and Train-the-Trainer sessions, in which it provides in-house personnel with guidance and assistance in creating company-based training programs.

Technologies/Trends

Intermec offers an extensive line of data capture products, which includes linear imaging, area imaging, RFID and most recently a laser scanning engine based on micro electro mechanical system (“MEMS”) technology. This new scanning engine technology offers snappier scanning, improved aiming, compact form factor design and less moveable parts than competitive scanning engines. This expanded product suite means customers can select the right data capture technology to meet their application requirements to increase usability, productivity and cost effectiveness of their solution.

Intermec is broadening the application of wireless networking, data capture and mobile computing by developing or integrating new technologies into its products. Recent examples include new high-speed wireless networking products such as:

•  secure 802.11a wireless LAN technology

•  incorporation of GPRS and CDMA wide-area wireless technologies into Windows Mobile and Pocket PC devices

•  new rugged high performance Windows CE and Windows Mobile based computers

•  short range radio system networks utilizing Bluetooth technology

•  new MEMS-based laser scanning devices

•  low-cost miniature linear image scan engines

•  new devices that use the Internet to simplify the management of wireless networks

Intermec continues to invest in and develop ISO and EPC standards-based, low-cost RFID products for supply chain applications such as source tagging, shipping labels and pallet tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals. Intermec has also developed a range of products based on its RFID technology, comprising scanners, printers and labels. Intermec RFID products comply with EPC global’s Gen-2 standard. Intermec’s RFID products also meet domestic and international regulatory requirements such as FCC and ETSI regulations and ISO 1800 6b standards. A prominent industry organization serving the automotive sector has adopted a standard based upon certain of Intermec’s communications protocols for RFID. The standard manages communications between a host computer and an RFID tag. This global standard is expected to be used in systems that will allow tire manufacturers and auto companies to track individual tires as they are manufactured, distributed and installed on new cars and trucks manufactured in North America. Intermec offers its RFID technology for integration with existing automatic identification and data capture solutions such as bar code, mobile computing and other enterprise-wide information systems.

Business Strategy

Intermec’s strategy revolves around investment in:

•  Technology and innovation,

•  Intellectual property,

•  Research and development,

•  Expanding and strengthening the product portfolio,

•  Providing integrated solutions,

•  Partnering with global industry leaders,

•  Delivering value to customers,

•  Working to profitably increase market share,

•  Scaling the business to achieve cost reduction and improve operating leverage.

Intermec systems are designed to create value for customers that desire to identify, track and manage critical company resources and assets. The technology and innovation on which Intermec focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in various vertical markets, including:

•  Retail,

•  Consumer Goods,

•  Manufacturing,

•  Transportation and logistics,

•  Government supply chain applications.

Primary application focus areas for Intermec include:

•  Warehouse management,

•  Retail store operations,

•  Retail store management,

•  Pick-up and delivery and in transit visibility,

•  Field service,

•  Manufacturing operations,

•  Direct store delivery,

•  RFID compliance.

Customers seek to improve their control of inventory, equipment and other fixed assets, labor, sales and distribution costs to become more efficient within their markets. The integration of Internet e-commerce and real-time information driven by the increasing demand for more efficient and effective fulfillment systems has created increased opportunities and demand for technologies such as wireless systems and RFID that improve levels of service and responsiveness.

Warehouses and logistics operations already rely on wireless networks and handheld and mobile computers to transmit inventory data to central host computers. When information is updated in real time, customers have greater visibility to their current business operations, helping avoid inventory shortages and improve customer service by providing more accurate shipping and delivery information. As competition places more pressure on customers for faster operational performance, they typically upgrade their supply chain “execution” technologies to improve working capital efficiency and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

Intermec plans to continue emphasizing and expanding its product development and market activities in the areas of wireless communications, mobile computers, bar code printers, media products, RFID and technologies for supply-chain execution to capitalize on expected strong demand and long-term overall market growth.

Markets and Customers

Because automated data systems represent technologies that can be utilized by a company of any size, the market is extensive. Market growth is driven by the global need for technologies and solutions that improve quality, productivity, and cost-efficiency in business and government, particularly through logistics automation, supply chain execution, enterprise resource planning (“ERP”) and e-commerce solutions. Intermec covers the market through a globally coordinated dedicated sales and service organization in conjunction with two-tier distributors, resellers and independent software vendors. These partners extend Intermec’s reach in application markets and allow Intermec to cost-effectively penetrate and grow the markets for small and mid-sized businesses.

Intermec sells and services its products through multiple sales and distribution channels: a direct field sales force that concentrates on large or complex systems sales, premier value-added resellers known as Honor’s Partners that offer application-specific solutions, alliances with major systems integrators and enterprise computing companies and distributors who provide value added services to the smaller independent software vendors and resellers. Intermec’s direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East, Africa and in selected Asia Pacific countries including China and Australia. Indirect sales channels include preferred and non-exclusive relationships with value-added distributors and master resellers. Sales of accessories, certain services and low-cost transactional-based business can be transacted over the web. Intermec has a field-based business development function, which assists with the opening of new market and emerging technology opportunities.

The mobile computing systems market comprises several applications, such as Direct-Store-Delivery, pick up and delivery for package / parcel delivery industries, sales merchandising, in-transit asset visibility, parts management and work force automation applications. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service, and home service industries.

Manufacturing applications include the collection and communication of information related to receipt of materials, work in process, finished goods inventory and other functions throughout the manufacturing process. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval and shipping. Retail applications include the automation of shelf label maintenance, product shipping and receiving functions along with customer service and store management.

Additional international sales opportunities exist in countries where mobile computing practices and other applications are similar to those in the U.S. The extent of wireless systems opportunities in any particular country is based on the level of industrialization, the status of bar code implementation, and the regulatory environment for wireless communication technologies. The major markets for printers and media are manufacturing, distribution, warehousing, transportation, health care, government, and other services.

Intermec’s customer base consists of businesses of many sizes, government agencies and resellers. No single customer accounted for 10% or more of revenues in fiscal 2004, 2003 or 2002.

Although the majority of Intermec’s sales are made through indirect sales channels, no individual value-added distributor or reseller represents more than 10% of the Company’s consolidated revenues. Intermec also maintains direct contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

Competition

The market for AIDC / mobile computing systems is largely fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. The other major participant is Symbol Technologies. Intermec also faces strong competition for single product lines from specialized suppliers, like Zebra for printers or Hand Held Products for imagers.

The market for mobile computing and radio frequency products is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand-held systems for field based ordering and selling applications. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE, Symbol and Psion /Teklogix. Consumer personal digital assistants from suppliers such as Palm, Hewlett Packard and Dell are potential competitors for certain non-mission critical, light-duty enterprise computing applications. Companies such as Symbol and Entersys compete against Intermec and Cisco Systems Inc. in the wireless network business. On the printer side, Intermec faces competition from Zebra, Datamax, SATO, Printronix and many others, depending on the geographic area.

Intermec competes primarily on the basis of its technology and expertise in applications for focused vertical markets, (integrated solutions, open-systems architecture, networking and communications expertise, applications software), customer relationships and value added service. Other attributes, such as level of sales and support services, product functionality, performance, ruggedness and overall quality, are important for market success.

Industrial Automation Systems (IAS)

The Company has commenced a formal process to divest its IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems divisions. The Company’s IAS business is classified effective the fourth quarter of 2004 as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes. Prior periods have been restated to reflect this presentation (see Note H to the Company’s consolidated financial statements).

The Company’s IAS business, headquartered in Warren, Michigan, is a leading producer of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration, including comprehensive life cycle support. The IAS business includes integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

In October, 2002 Cincinnati Lamb was formed through the combination of the business operations of Lamb Machining Systems, Lamb Body & Assembly and Cincinnati Machine to reduce costs, streamline decision making and maximize efficiency. Cincinnati Machine’s high-tech aerospace machining and composites business and after-market Cincinnati PLUS™ service operations were moved from Cincinnati, Ohio to a UNOVA-owned facility in Hebron, Kentucky to maintain critical skills while reducing the high fixed costs associated with the former facility.

On September 5, 2003, the Company sold substantially all of the assets and existing backlog of Lamb Body & Assembly Systems. The Lamb Body & Assembly business was primarily focused on metal forming and welding applications for the North America transportation industry and was part of the IAS business.

Research and Development

Research and development expenditures of the Company’s continuing operations amounted to $62.1 million, $48.8 million and $44.0 million, all of which was sponsored by the Company, in the years ended December 31, 2004, 2003 and 2002, respectively.

Patents and Trademarks

Over a period of years, the Company has secured a large number of patents, trademarks and copyrights relating to its manufactured products. These patents, trademarks and copyrights have been of value in the growth of the Company’s business and are expected to be of value in the future. However, the Company’s business generally is not dependent upon the protection of any single patent, patent application or patent license agreement, and would not be materially affected by the expiration thereof. In December 2002 the Company assigned approximately 150 patents of the Company’s portfolio, which is presently in excess of 570 patents, to Broadcom, Inc. The contract of assignment contained a license grant back to UNOVA to continue using all patents in the sale, manufacture and production of the Company’s products. The Company believes this assignment to Broadcom will not have a material effect on the Company’s continuing business.

Seasonality and Backlog

The Company’s quarterly results reflect seasonality in the sale of its products and services, as its revenues are typically highest in the fourth fiscal quarter. See “Quarterly Financial Information” on page Q-1 of this Form 10-K for a more complete description of the seasonality of the Company’s 2003 and 2004 quarterly revenues and expenses.

Sales backlog was $335 million, $327 million and $299 million, including backlog of discontinued operations of $259 million, $266 million and $235 million at December 31, 2004, 2003 and 2002, respectively. Most of the Company’s backlog is concentrated in the IAS business. The ADS business typically operates without a significant backlog of firm orders and does not consider backlog to be a relevant measure of future sales.

Employees

At December 31, 2004, the Company had 4,456 full-time employees, of which 2,436 were engaged in the ADS segment, 1,984 in the IAS segment, and 36 in corporate and shared services.

Environmental and Regulatory Matters

During 2004, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Radio emissions are the subject of governmental regulation in all countries in which the Company currently conducts business. In North America, both the Canadian and U.S. governments publish relevant regulations, and changes to these regulations are made only after public discussion. In some countries regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is little consistency among the regulations of various countries outside North America, and future regulatory changes in North America are possible. These conditions introduce uncertainty into the product planning process and could have an adverse effect on the ADS business.

Raw Materials

The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. In general, raw materials used are available from numerous alternative sources. As is customary for its industry, the ADS business at various times enters into certain single-source component part supply agreements. Management believes these agreements will be renewed in the ordinary course of business.

ITEM 2.                PROPERTIES

The Company’s executive offices are located at 6001 36th Avenue West, Everett, Washington. Its continuing operations and discontinued operations have an aggregate floor area of approximately 2,482,400 square feet, of which 1,861,744 square feet, or 75%, are located in the United States, and 620,656 square feet, or 25% are located outside the United States, primarily in the United Kingdom, Germany and Canada.

These properties are used by the Company as follows (in square feet):

Automated Data Systems	511,171
Corporate	10,000
Discontinued Operations	1,961,229
Total	2,482,400

Approximately 1,735,229 square feet, or 70%, of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The U.S. plants and offices associated with the Company’s continuing operations and discontinued operations are situated in 9 locations in the following states (in square feet):

Pennsylvania	495,662
Illinois	396,811
Washington	327,000
Kentucky	200,000
Ohio	177,483
Other states	264,788
Total	1,861,744

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

•  Plants or offices that when added to all other of the Company’s plants and offices in the same city, have a total floor area of less than 50,000 square feet.

•  Company-held properties leased to others.

•  Various company-owned properties totaling approximately 1.5 million square feet that are idle as of December 31, 2004, due to the Company’s restructuring actions, including sale and closure of various underperforming businesses and consolidation of facilities, during 2002, 2003 and 2004. These properties are classified as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2004. See Footnote D to the Company’s consolidated financial statements.

ITEM 3.                LEGAL PROCEEDINGS

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002, in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. The Company has responded to the Complaint. A trial date has been scheduled for the second quarter of 2005. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result, it is possible that cash flows or results from discontinued operations could be materially affected in that period or subsequent periods.

On March 11, 2005, Symbol Technologies, Inc. (“Symbol”) announced that it had filed a lawsuit against Intermec for wireless patent infringement. The complaint does not contain sufficient details for the Company to assess what Symbol will claim regarding the relationship between its cited patents and Intermec products. However, based on prior Company analysis of the cited Symbol patents, the Company believes it has substantial defenses to each of those patents and as such, the ultimate resolution of this complaint would not have a material adverse effect on the Company’s consolidated financial position. As with all claims brought against the Company, the Company intends to vigorously defend itself and contest the claims made in the suit. Additionally, Symbol announced that it intends to terminate its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines. The Company believes that a cancellation of the OEM agreement by Symbol would not have an adverse impact on its future operations.

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of the Tower Automotive Products Co. case discussed above, should not have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low sales prices of the Company’s common stock, by quarter, in the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
First Quarter	$26.63	$19.50	$6.68	$4.42
Second Quarter	22.43	15.25	11.95	5.26
Third Quarter	20.24	13.59	16.50	11.05
Fourth Quarter	25.59	13.90	25.23	13.86

The Company’s common stock is traded on the New York Stock Exchange under the symbol UNA. As of February 28, 2005, there were approximately 12,800 record holders and 31,300 beneficial owners of the Company’s common stock. No cash dividends were paid during 2003 or 2004. The Company’s Revolving Facility places limits on the payment of dividends. See discussion of the Revolving Facility under the heading “Liquidity and Capital Resources” in Item 7 of this annual report on Form 10-K.

See information with respect to securities authorized for issuance under the caption “Equity Compensation Plan Information” of the Company’s 2005 Proxy Statement which is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA

UNOVA, INC.
(millions of dollars, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000(C)
Operating Results:(A)
Revenues(B)	$811.3	$706.6	$744.4	$655.1	$725.4
Earnings (Loss) from Continuing Operations	$52.2	$15.1	$37.6	$(236.0)	$(72.5)
Earnings (Loss) from Discontinued Operations	(101.3)	(34.4)	(35.2)	(56.2)	32.7
Net Earnings (Loss)	$(49.1)	$(19.3)	$2.4	$(292.2)	$(39.8)
Basic Earnings (Loss) per Share
Continuing Operations	$0.86	$0.26	$0.65	$(4.15)	$(1.30)
Discontinued Operations	(1.67)	(0.59)	(0.61)	(0.99)	0.59
Net earnings (loss) per share	$(0.81)	$(0.33)	$0.04	$(5.14)	$(0.71)
Diluted Earnings (Loss) per Share
Continuing Operations	$0.84	$0.25	$0.64	$(4.15)	$(1.30)
Discontinued Operations	(1.63)	(0.57)	(0.60)	(0.99)	0.59
Net earnings (loss) per share	$(0.79)	$(0.32)	$0.04	$(5.14)	$(0.71)
Shares used for Basic Earnings (Loss) per Share	60,502	58,828	57,821	56,851	55,714
Shares used for Diluted Earnings (Loss) per Share	62,154	60,234	58,614	56,851	55,714
Financial Position (at end of year):
Total Assets	$1,072.7	$1,090.8	$1,124.8	$1,207.0	$1,720.7
Notes Payable and Current Portion of
Long-term Debt	$108.5	$—	$—	$—	$235.4
Long-term Debt	$100.0	$208.5	$224.7	$281.5	$213.5
Working Capital	$399.2	$440.4	$386.8	$350.1	$196.3
Current Ratio	1.9	2.4	2.1	1.9	1.3
Total Debt as a Percentage of Total Capitalization	34%	33%	35%	41%	39%

(A)               Prior periods reflect the classification of IAS as discontinued operations.

(B)                Includes intellectual property sales and settlements of $19.7 million, $18.7 million, $112.4 million, and $30.0 million in 2004, 2003, 2002 and 2001, respectively.

(C)               Reflects the disposition of Amtech in June 2000.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

Overview

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”), through its Automated Data Systems (“ADS”) segment comprised of the Company’s wholly owned subsidiary Intermec Technologies Corporation (“Intermec”), is a leader in global supply chain solutions, the development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers and label media and Intellitag® RFID (radio frequency identification). The ADS segment’s products and services are used by customers to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. ADS products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems ("IAS") businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS segment no longer aligned with the Company's long-term strategy.  The Company intends to sell IAS as a going concern as a whole or through the sale of its divisions within the 2005 fiscal year.  The Company has classified the IAS business as a discontinued operation for accounting purposes in the Company's consolidated financial statements and related notes (see Note H to the consolidated financial statements). Prior periods have been restated to reflect this presentation. The IAS businesses are leading producers of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. The IAS businesses include integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine manufacturing industries as well as the industrial components, heavy equipment and general job shop markets.

The Company’s strategy for its ADS segment revolves around continued investment in technology, intellectual property, research and development and innovation; expanding and strengthening the product portfolio; providing integrated solutions; partnering with global industry leaders; delivering value to customers and working to reduce costs and improve profitability; and working to profitably increase market share and the scale of the business. The technology and innovation for which the Company focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications.

The ADS results in 2003 and 2004 appear to confirm management’s belief that ADS products tend to lead IT spending recoveries due to the high returns on investment and short payback periods associated with implementing the Company’s systems and solutions. The Company believes that there are future growth opportunities for ADS products as a result of increasing interest in RFID (radio frequency identification), the next generation item-tracking technology; increasing interest in item-tracking technologies within the government market, such as Defense and Homeland Security; improved access for ADS to non-traditional markets as a result of broadening the product line to support these markets; and partnering arrangements with industry leaders to provide integrated solutions. The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares the Company’s historical results of operations for the years ended December 31, 2004, 2003 and 2002. Results from continuing operations in all years presented include the ADS segment and corporate operations. The operating results of the IAS business are classified as discontinued operations. Results of operations and percentage of revenues were as follows (millions of dollars):

	Year Ended December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
	Amounts	Revenues	Amounts	Revenues	Amounts	Revenues
Revenues	$811.3		$706.6		$744.4
Costs and Expenses:
Cost of revenues	465.4	57.3%	416.6	59.0%	408.5	54.9%
Selling, general and administrative	279.9	34.5%	245.6	34.8%	249.9	33.6%
Special charges	1.3	0.2%	1.7	0.2%	6.4	0.8%
Total Costs and Expenses	746.6	92.0%	663.9	94.0%	664.8	89.3%
Operating Profit from Continuing Operations	64.7	8.0%	42.7	6.0%	79.6	10.7%
Interest, net	(12.3)	(1.6)%	(13.1)	(1.9)%	(20.6)	(2.8)%
Foreign currency exchange, net	(1.7)	(0.2)%	1.2	0.2%	(1.1)	(0.1)%
Earnings from Continuing Operations before Income Taxes	50.7	6.2%	30.8	4.3%	57.9	7.8%
Provision (Benefit) for Income Taxes	(1.5)	(0.2)%	15.7	2.2%	20.3	2.7%
Earnings from Continuing Operations, net of tax	52.2	6.4%	15.1	2.1%	37.6	5.1%
Loss from Discontinued Operations, net of tax	(101.3)	(12.5)%	(34.4)	(4.8)%	(35.2)	(4.8)%
Net Earnings (Loss)	$(49.1)	(6.1)%	$(19.3)	(2.7)%	$2.4	0.3%

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2004, 2003 and 2002, as well as the year-over-year product and service revenue growth were as follows (millions of dollars):

	Year Ended December 31,
	2004		2003		2002
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Product	$654.9	80.7%	$561.4	79.5%	$519.1	69.7%
Service	136.8	16.9%	126.5	17.9%	112.9	15.2%
Intellectual Property Sales and Settlements	19.6	2.4%	18.7	2.6%	112.4	15.1%
Total Revenues	$811.3	100.0%	$706.6	100.0%	$744.4	100.0%

	2004 v. 2003		2003 v. 2002
	Amount	Percent	Amount	Percent
Product and Service Revenue Growth:
Product	$93.5	16.7%	$42.3	8.1%
Service	10.3	8.1%	13.6	12.0%
Total Product and Service Revenues	$103.8	15.1%	$55.9	8.8%

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues in 2004 increased $93.5 million, or 16.7%, compared to 2003. The growth was primarily driven by a 20.8% increase from Intermec’s core systems and solutions products. A significant amount of the growth acceleration in 2004 was attributable to agreements with a number of new large enterprise accounts across all regions, continuing to reflect high customer interest in Intermec’s broad based solutions. These systems and solutions comprise the popular Series 700 Mobile Computer, as well as the recently introduced CK30 handheld, and the CV60 vehicle mount terminal. Geographically, systems and solutions revenue increased significantly in all regions during 2004 with North America contributing 18.8% growth, Europe, Middle East and Africa (“EMEA”) contributing 22.9% growth and the Rest of the World (“ROW”) contributing 24.7% growth. Revenue from printer/media products increased 5.8% in 2004 compared to 2003, primarily due to growth in EMEA printer revenue. Product revenues in 2003 increased $42.3 million, or 8.1% compared to 2002 due to increases of 11.2% and 2.6% in systems and solutions and printer/media, respectively. The growth was primarily attributable to the EMEA region, which benefited from the reorganization of its sales department and strategy in the fourth quarter of 2002 and favorable foreign currency exchange rates.

Service revenues in 2004 increased $10.3 million, or 8.1%, compared to 2003. The growth in service revenue reflects the benefit from the product revenue growth rates and the high service attachment rates associated with the new large enterprise accounts for systems and solutions products referred to above. Geographically, in 2004 service revenue increased $2.8 million, $4.6 million and $2.9 million in North America, EMEA and ROW, respectively, compared to the prior year. The 2003 growth in service revenue of $13.6 million, or 12.0%, reflects increases of $4.5 million, $4.6 million and $4.5 million in North America, EMEA and ROW, respectively.

The Intermec operating results include significant revenue and operating profit from compensation related to several settlements regarding certain of its intellectual property (“IP settlements”). In aggregate, revenues from IP settlements were $19.6 million, $18.7 million and $88.4 million in 2004, 2003 and 2002, respectively. In 2002, the Company also sold a portfolio of wireless networking patents for $24 million. The Company is currently the plaintiff in a patent infringement lawsuit regarding its battery power-management patents which may result in future revenue and operating profit. Settlements relating to the battery power-management patents have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. In addition, the Company is also the plaintiff in a patent infringement lawsuit regarding its IP related to RFID. Management cannot predict the outcome, timing or amount of future settlements or judgments.

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2004, 2003 and 2002 were as follows (millions of dollars):

	Year Ended December 31,
	2004		2003		2002
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$274.3	41.9%	$227.9	40.6%	$206.9	39.9%
Service	56.0	40.9%	49.6	39.2%	38.8	34.4%
Intellectual Property Sales and Settlements	15.6	79.6%	12.5	66.8%	90.2	80.2%
Total Gross Profit and Gross Margin	$345.9	42.6%	$290.0	41.0%	$335.9	45.1%

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product and service gross profit increased $52.8 million, or 19.0%, in 2004 compared to 2003, and $31.8 million, or 12.9%, in 2003 compared to 2002 due to revenue growth and improved margins for both categories over the past two years. The improvement in product gross margin in 2004 and 2003 was primarily due to higher capacity utilization related to the revenue growth; component cost reductions; and foreign exchange rate movements and related pricing adjustments. The increase in service gross margin was primarily attributable to the operating leverage from the revenue increases realized in 2004 and 2003 compared to the respective prior year periods and a change in service mix from repair type to an increasing percentage of professional services, primarily as a result of the new large enterprise accounts noted above.

The gross profit and gross margins related to IP settlements vary each year based on the amount of aggregate settlement revenue and related costs.

Selling, General and Administrative expense

Selling, general and administrative (“SG&A”) expenses were $279.9 million, $245.6 million and $249.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Intermec SG&A expense of $256.2 million represents an increase of $32.0 million compared to 2003; however, SG&A decreased to 32.4% of product and service revenue in 2004 compared to 32.6% in 2003. The reduction in SG&A as a percentage of product and service revenue was achieved primarily as a result of better operating leverage in other G&A and sales expense, partially offest by additional R&D expense. Intermec increased its R&D expense by more than $16 million for specifically targeted investments, resulting in R&D expense representing 8.3% of product and service revenue in 2004 compared to 7.2% of related revenue in 2003. Intermec SG&A expense in 2003 remained consistent compared with 2002 while product and service revenue increased by 8.8% during the corresponding period.

Operating expenses for Corporate and Other were $23.7 million, $21.4 million, and $24.1 million in 2004, 2003 and 2002, respectively. The increase of $2.3 million in 2004 compared to 2003 was primarily due to approximately $6.6 million of incremental spending on independent auditor and consulting fees relative to the Company’s Sarbanes-Oxley section 404 compliance efforts partially offset by the cost reductions achieved as a result of relocating the corporate headquarters to Everett, Washington. The decrease in expense of $2.7 million in 2003 compared to 2002 was primarily due to headcount and other cost reductions related to relocating the Company’s corporate headquarters in 2003.

Special Charges

During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003.

Special charges resulting from the corporate office relocation comprise the following (millions of dollars):

	Year Ended December 31,
	2004	2003	2002
Severance	$—	$—	$2.0
Facility consolidation	1.3	1.7	4.4
Special charges	$1.3	$1.7	$6.4

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, of which 2 employee terminations and $0.3 million in severance payments occurred during the year ended December 31, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual of $2.2 million as of December 31, 2004, relates to lease obligations for an idle facility. During the year ended December 31, 2004, the Company paid $1.7 million in leased facility costs and recognized $1.3 million of expense related to the lease obligations.

Interest, Net

Net interest expense decreased $0.8 million to $12.3 million for 2004 compared to the prior year as a result of lower average debt and higher cash and cash equivalent balances during 2004 compared with the prior year. Net interest expense of $20.6 million for 2002 reflects higher average debt compared to 2003.

Provision for Income Taxes

The tax benefit for the year ended December 31, 2004 reflects an effective tax rate for continuing operations of 3.0% compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to a $13.5 million tax benefit related to goodwill and intangible amortization of the Company’s Swedish operations. In the fourth quarter of 2004, through the implementation of a tax restructuring plan, the Company ceased reinvesting permanently in its Swedish operations. The restructuring resulted in the recognition of a deferred tax benefit related to goodwill and intangibles. In addition, as part of the Company’s overall review of its business operations in 2004 and its commitment to a plan to divest its IAS business, the Company recognized additional deferred tax benefits related to its U.S. and foreign jurisdictions.

The provision for income taxes for the year ended December 31, 2003 reflects an effective tax rate for continuing operations of 50.8%. The increase from the statutory rate of 35.0% is primarily attributable to the provision for state taxes and the conversion of certain foreign tax credits to net operating tax loss carryforwards due to the expected expiration of these tax credits.

The effective tax rate for the year ended December 31, 2002 for continuing operations was 35.0%. The tax provision was primarily related to U.S. taxes.

Loss from Discontinued Operations

Effective the fourth quarter of 2004, the Company committed to a plan to divest of its IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS business is no longer aligned with the Company’s long-term strategy. The Company intends to sell IAS as a going concern as a whole or through the sale of its component businesses within the 2005 fiscal year. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS business is classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. See Note H to the Company’s consolidated financial statements for additional information related to discontinued operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In conjunction with the disposal plan, the Company analyzed the net assets of the IAS business for impairment, resulting in a charge of $104.1 million to write down the net assets of Cincinnati Lamb to its estimated net realizable value. The charge is subject to adjustment pending the expected divesture. The charge includes impairments of $63.3 million for goodwill, $30.2 million for property, plant and equipment and other long-lived assets and $10.6 million for current assets. In computing the impairment loss, the Company considered a $9.1 million credit balance for the cumulative translation adjustment and a $9.1 million unrealized minimum pension liability adjustment, net of tax, related to Cincinnati Lamb, which are included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). These amounts are expected to be removed from OCI when the disposition occurs. The Company did not record any impairment pertaining to Landis Grinding Systems as its estimated net realizable value, including the $10.6 million credit balance for the cumulative translation adjustment related to Landis Grinding Systems included in OCI, exceeds net assets.

The following table sets forth the revenues and the components of the loss from discontinued operations, net of tax, for the years ended December 31, 2004, 2003 and 2002 (millions of dollars):

	Year Ended December 31,
	2004	2003	2002
Product and service revenues	$471.1	$448.7	$568.8
Loss from discontinued operations before tax	(109.4)	(42.1)	(50.3)
Benefit for income taxes	8.1	7.7	15.1
Loss from discontinued operations, net of tax	$(101.3)	$(34.4)	$(35.2)

The loss from discontinued operations before tax includes non-cash impairment charges of $104.1 million, $4.1 million and $4.2 million, in 2004, 2003 and 2002, respectively.  In addition, as a result of merging the Cincinnati Machine, Lamb Machining Systems and Lamb Body and Assembly Systems (“Lamb B&A”) divisions, which was initiated in the fourth quarter of 2002, restructuring charges of $0.5 million, $3.5 million and $18.3 million were incurred in 2004, 2003 and 2002, respectively.  The loss from discontinued operations before tax also includes a $3.1 million loss on the sale of Lamb B&A in 2003 and Lamb B&A operating losses of $2.0 million, $9.2 million and $8.0 million, in 2004, 2003, and 2002, respectively. The 2002 loss from discontinued operations before tax also includes a $4.7 million loss on the sale of R&B Plastics.

The tax benefit for the year ended December 31, 2004 reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets,  resulting from the Company’s plan to divest IAS. The Company expects that certain of its state and foreign deferred tax assets of discontinued operations will not be realizable and, in 2004, recorded valuation allowances of $5.4 million and $31.3 million, respectively. The tax benefit for 2003 reflects an effective rate of 18.2 % primarily due to valuation allowances recorded for foreign deferred tax assets.

Foreign Currency Transactions

The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Foreign currency exposures are hedged as part of the Company’s global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in a net currency transaction gains (losses) of $(1.7) million, $1.2 million and $(1.1) million for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For fiscal year 2004, the Company’s continuing operations derived approximately 45.3% of its revenues from non-U.S. customers. At December 31, 2004, long-lived assets attributable to foreign countries comprised 7.8% of total long-lived assets. The largest components of these foreign assets are attributable to European nations, primarily in the Netherlands, France and Italy.

Liquidity and Capital Resources

The Company’s financial condition remains strong. At December 31, 2004, cash and cash equivalents, including $50.0 million classified as restricted cash, was $267.9 million, an increase of $29.5 million compared to the December 31, 2003 balance of $238.4 million. Long-term debt at December 31, 2004 of $208.5 million includes $108.5 million classified as current portion of long-term debt. Total long-term debt remained consistent with the December 31, 2003 balance.

Cash provided by operating activities of continuing operations comprises net income adjusted for certain non-cash items and changes in assets and liabilities. For 2004, cash provided by operating activities of continuing operations was $44.9 million, compared to $41.1 million in 2003 and $68.5 million in 2002. In 2004, the majority of the increase in cash provided by operating activities of continuing operations was due to higher net earnings and reductions in other current assets and prepaid pension cost, partially offset by increases in net deferred tax assets and net working capital. The increase in net earnings includes $15.6 million of net proceeds before tax from an IP settlement.

Investing activities of continuing operations in 2004 and 2003 used net cash of $6.5 million and $8.1 million, respectively, primarily for capital expenditures, partially offset by proceeds from the sale of property, plant and equipment.  Investing activities of continuing operations in 2002 provided $10.7 million due to proceeds from the sale of property, plant and equipment, partially offset by capital expenditures.  Capital expenditures were $10.3 million, $11.9 million and $6.3 million for 2004, 2003 and 2002, respectively.  Proceeds from sales of property, plant and equipment were $4.0 million, $3.4 million and $14.2 million for 2004, 2003 and 2002, respectively.

Financing activities of continuing operations in 2004 reflects $5.7 million in proceeds from stock option exercises offset by the $50.0  million of cash classified as restricted cash in preparation for the repayment of debt, reflecting a use of $44.1 million in cash. The Company plans to pay the current portion of long-term debt of $108.5 million, of which $100.0 million matures in March 2005 and $8.5 million matures in July 2005, with cash and cash equivalents on hand. Financing activities of continuing operations in 2003 and 2002 used net cash of $5.8 million and $55.2 million, respectively.  The Company made debt repayments of $16.2 million and $56.8 million in 2003 and 2002, respectively.  In 2003, the Company received $12.9 million in proceeds from stock option exercises.

In 2004, discontinued operations used net cash of $13.4 million and $1.4 million from operating and investing activities, respectively. The net cash used by operating activities in 2004 was primarily due to an increase in accounts receivable. Net cash provided by operating activities of discontinued operations was $24.6 million and $46.7 million in 2003 and 2002, respectively. The net cash provided was due primarily to reductions in net working capital, partially offset by restructuring costs. Net cash provided by investing activities of discontinued operations was $8.4 million and $3.9 million in 2003 and 2002, respectively, primarily from the sale of property, plant and equipment.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company maintains two secured long-term credit facilities: a $100 million revolving credit facility (the “New Revolving Facility”) and a £15.0 million ($28.7 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). On September 30, 2004, the Company terminated and replaced its previously existing $100 million revolving credit facility (the “Old Revolving Facility”) and replaced it with the $100 million, three-year New Revolving Facility.Net of outstanding letters of credit and limitations on Minimum Availability, the Company had borrowing capacity at December 31, 2004, of $29.3 million under the New Revolving Facility and £8.4 million ($16.1 million) under the UK Facility. The Company made no borrowings under the New Revolving Facility, the UK Facility or the Old Revolving Facility during 2004, and as of December 31, 2004, no borrowings were outstanding under either the New Revolving Facility or the UK Facility. As of December 31, 2004, the Company was in compliance with the financial covenants of each of these agreements.

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

•       Until it retires its 6.875% Notes due March 15, 2005, the Company must maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004.

•       The New Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•       Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of December 31, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term debt on the Company’s consolidated balance sheet.The Company additionally had outstanding an $8.5 million industrial revenue bond, bearing interest at 4.18%, maturing in July 2005, which is classified as current portion of long-term debt on the Company’s consolidated balance sheet.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Contractual Obligations

The following table summarizes the Company’s significant contractual commitments for continuing operations as of December 31, 2004 (millions of dollars). The table does not include amounts recorded on the Company’s consolidated balance sheet as current liabilities. Long-term debt and operating leases are discussed in the indicated Notes to the Company’s consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (Note B)	$208.5	$108.5	$—	$100.0	$—
Interest on long-term debt	23.9	8.5	14.0	1.4	—
Purchase commitments	42.0	21.0	21.0	—	—
Operating leases (Note D)	47.9	9.6	12.5	8.2	17.6
Total contractual obligations	$322.3	$147.6	$47.5	$109.6	$17.6

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons. Within the IAS business, classified as discontinued operations, the majority of purchase orders are related to specific customer contracts. As of December 31, 2004, the IAS business had a backlog for signed customer contract orders totaling $259.1 million. There were no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment purchased in the ordinary course of business.

Off-Balance Sheet Arrangements

At December 31, 2004 the Company had aggregate off-balance-sheet letter-of-credit reimbursement agreements of $53.6 million that relate to the Company’s performance on operating contracts with customers and generally expire within one year. Management does not believe that these letter-of-credit reimbursement agreements have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates in 2004, 2003 or 2002 and has not had a significant impact upon the results of its operations during these fiscal years.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of goodwill and other intangible assets, warranty costs, percentage-of-completion on long-term contracts, retiree medical and pension obligations, estimated proceeds on businesses to be divested, estimated net realizable value of assets held for sale and litigation loss contingencies. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.

A summary of the Company’s significant accounting policies is included in Note A to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial position. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts.   The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes in the financial condition of the Company’s customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventory Obsolescence.   The Company writes down its inventory for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written-off inventory is sold.

Income Taxes.   The Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent, feasible and permissable tax planning strategies in determining the realizability of deferred tax assets. If the Company were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits.  However, the Company’s future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s  effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because the Company intends to reinvest such earnings permanently outside the United States. As described in Note  I to the Consolidated Financial Statements, the Company’s fiscal year 2004 results do not reflect the impact of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company has not fully evaluated the effects of the new repatriation provision contained in the Jobs Act. Material changes in the Company’s plan to reinvest certain undistributed foreign earnings permanently outside the U.S could impact the Company’s future effective tax rate.

Goodwill and Other Intangible Assets.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of the Company’s intangible assets pertain to the patent portfolio of the ADS segment and have estimated useful lives of 18 years. See Note E to the consolidated financial statements for additional information.

The carrying values of goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually during the Company’s fourth fiscal quarter or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. The Company establishes the fair value of reporting unit goodwill based on a discounted cash flow methodology. The discounted cash flow is based on the Company’s strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management’s best estimate. Management considers historical experience and all available information at the time the fair values of its businesses are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. See Note H to the Consolidated Financial Statements for additional information.

Impairment of Long-lived Assets.   The Company assesses the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Discontinued Operations.   The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This standard establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flows model, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the financial statements.Businesses to be divested are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets, to loss from discontinued operations in the consolidated statements of operations, and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations. Management does not expect any continuing involvement with these businesses following their planned sales, and these businesses are expected to be disposed of within one year.

Pension Benefits and Other Postretirement Benefits.   The Company has retirement and pension plans which cover most of its employees. Most of the Company’s U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other postretirement benefits are evaluated periodically by management in consultation with an external actuary. Changes in assumptions are based on relevant Company data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for the Company’s domestic and foreign plans. The Company believes the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2004 were 6.00% and 5.50%, respectively, compared to 6.00% and 5.75% as of December 31, 2003. The decline in the discount rate used for foreign plans reflects lower interest rates in the current market. The effect of one-half percentage point decrease in the Company’s discount rate on pension cost would be an increase of $1.6 million. To determine the expected long-term rate of return, the Company uses historic market trends combined with current market conditions. The weighted average expected long-term rate of return on its domestic and foreign plans was 9.00% and 7.70% respectively. The effect on the Company’s pension cost of a one-half percentage point decrease in the expected long-term rate of return would be an increase of $0.5 million. The Company determines the expected rate of compensation increase based on historic trends and comparisons to external rates. For domestic plans the Company concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 4.00%. The Company increased the rate used for foreign plans to 3.5% annually for 2004 compared to 3.25% annually for 2003.Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 6.00%, 6.00%, and 6.75% at December 31, 2004, 2003 and 2002, respectively. The effect on the Company’s postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2004 was 10.33% and is projected to decrease over 13 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $2.9 million, while a one-percentage point decrease would result in a decrease of $2.5 million.

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

When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. The Company reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by the Company directly or with the Company’s distributors and resellers. The Company accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time the Company recognizes revenue.

Long-term contracts, principally within the IAS business, classified as discontinued operations, are accounted for under the percentage-of-completion, cost-to-cost method of accounting, which requires the Company to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. Estimated contract revenues and costs are based on contract specifications, expected requirements, and achievement of contract milestones, including deliveries. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies.   The Company assesses its exposure to loss contingencies, including environmental, legal and income tax matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimates, results of operations are adjusted upward or downward.

New Accounting Pronouncements

In December  2004, the FASB issued SFAS No.  153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS  153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph  21(b) of APB Opinion No.  29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS  153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS  153 is effective for the fiscal periods beginning after June  15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS  153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note K to the Company’s consolidated financial statements. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R will begin expensing stock-based compensation in accordance with the standard in the third quarter of 2005.

FASB Staff Position (“FSP”) No.  109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP  109-2”), provides guidance under FASB Statement No.  109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October  22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No.  109. The Company has not yet completed evaluating the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”and provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The disclosures required by FSP 106-2 are included in Note K to the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. FSP EITF 03-1-1 delayed the effective date of the accounting recognition provisions of EITF 03-1. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004. The adoption of EITF 03-1 did not effect the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ended December 31, 2004 and are included in Note K to the Company’s consolidated financial statements.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are highly dependant upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to the Company’s ability to continue to improve profit of its business segment, reduce expenses, improve efficiency, leverage its research and development investment to drive significant future revenue, complete its divestiture of its IAS businesses and realize the estimated market values. Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and documents referenced, the words “anticipate,” “believe,” “will,” “intend,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report. Forward-looking statements include, but are not limited to, statements about the following:

•  The Company’s expected divestiture of its IAS business and assets held for sale and the timing of those transactions;

•  The estimated market value of the Company’s IAS business and assets held for sale;

•  The estimated cash flow for the Company’s businesses and the timing of that cash flow;

•  The Company’s anticipated corporate and other expenses;

•  The Company’s expected effective tax rate;

•  The Company’s expected growth profile and growth range;

•  The anticipated revenues and operating profit in the Company’s ADS business;

•  The anticipated cost of goods sold or cost of services sold in the Company’s ADS business;

•  The Company’s anticipated spending on research & development;

•  The anticipated revenues from licensing the Company’s intellectual property and the timing of such revenues;

•  The Company’s prospects for obtaining licenses under intellectual property owned or otherwise controlled by a third party;

•  The anticipated costs associated with intellectual property owned or otherwise controlled by a third party and licensed by the Company and the timing of such costs;

•  The Company’s prospects for realizing of deferred tax assets;

•  The anticipated demand for the Company’s ADS products and services;

•  The Company’s prospects for selling ADS products and services to major enterprise accounts and government agencies;

•  The anticipated improvements in existing ADS products and services and the development of new ADS products and services;

•  The timing of the introduction of new ADS products and services and the phase-out of old ADS products and services;

•  The Company’s view of the short- and long-term outlook for and trends in the markets for the Company’s ADS products and services;

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•  The Company’s anticipated contributions to its pension and other post-retirement benefit plans;

•  The Company’s belief regarding the outcome of pending or threatened litigation;

•  The Company’s belief regarding the timing and outcome of national international standards setting activities that could impact its ADS products and systems;

•  The Company’s ability to:

•   Meet its debt obligations, as well as working capital and capital expenditure requirements;

•   Achieve its goals with respect to revenues and cost savings;

•   Successfully obtain critical components for its products at reasonable prices;

•   Successfully complete large-scale mobile computing installations.

Forward-looking statements are not guarantees of future performance. Several factors govern whether the Company will or can achieve any forward-looking statement made in this report. Any one of these factors could cause the Company’s actual results to differ materially from those discussed in a forward-looking statement. The Company outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.unova.com. Such risk factors include, but are not limited to:

•  The Company’s inability to realize (within the next 12 months or thereafter) the estimated market value of its IAS business and the assets held for sale;

•  Weakness in the automotive and aerospace markets could lead to reduced demand for the IAS business’ products and services and could reduce the Company’s net realizable value from the planned divestiture of the IAS business;

•  The Company’s inability to generate anticipated cash flows from its businesses during the anticipated time frame could adversely impact the Company’s ability to meet debt obligations, working capital or capital expenditure requirements;

•  Unexpected increases in corporate and other expenses could adversely impact the Company’s net income;

•  The Company’s inability to achieve the expected effective tax rate could adversely impact the Company’s net income;

•  The Company’s inability to realize deferred tax assets could adversely impact the Company’s net income;

•  If the Company is unable to sell ADS products and services to major enterprise accounts and government agencies, that could adversely impact the Company’s revenues and operating profit;

•  If the Company does not make the anticipated level of investment in research and development, that could adversely impact its future growth;

•  If the Company’s research and development effort does not yield marketable improvements in existing ADS products and services and new ADS products and services that could adversely impact results of operations and the Company’s future growth;

•  If improvements in existing ADS products and services or new ADS products and services are not completed in a timely fashion, that could adversely impact results of operations and the Company’s future growth;

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•  Other companies may infringe the Company’s intellectual property. If the Company is unable to enforce its intellectual property through appropriate licensing agreements, litigation or other means, demand for the Company’s products, royalty revenues and results of operations could be adversely affected;

•  If the Company is unable to realize anticipated royalty revenue during the anticipated time frame could adversely impact results of operations;

•  Technological changes and consequent shifts in the ADS market could adversely impact demand for the Company’s ADS products and services and the Company’s revenues and operating profit;

•  If the Company is unable to obtain licenses under third party intellectual property at a reasonable cost or is enjoined from practicing an invention based on third party intellectual property, the Company could be prevented from selling a particular ADS product or family of products which could adversely impact results of operations and the Company’s future growth;

•  Approval of national and international standards applicable to the Company’s ADS products and systems could adversely impact demand for the Company’s products and systems;

•  Changes in U.S. and foreign government regulations applicable to the Company’s ADS products and services could adversely impact demand for the Company’s products and services or prevent the Company from selling some of its products and services in some jurisdictions;

•  Unexpected increases in the Company’s cost of goods sold or cost of services sold in its ADS business or the Company’s inability to reduce those costs to expected levels could adversely impact the Company’s operating profit;

•  Some of the Company’s competitors have greater financial and other resources than the Company and, as a result, may be able to adapt more quickly to market trends or price declines;

•  If the Company is unable to obtain key components of its ADS products at a reasonable cost and in a timely manner, the cost manufacturing those products could increase, the Company might have to discontinue or re-engineer some of those products, and delivery of some of those products might be delayed, which could adversely impact results of operations and the Company’s future growth;

•  If pending or threatened litigation results in an unfavorable outcome, the Company’s financial position, results of operations, cash flows or future growth could be adversely affected;

•  Acts of terrorism within the U.S. could adversely affect the Company’s domestic operations;

•  Acts of terrorism, political instability and hostility to U.S. companies in foreign jurisdictions could adversely affect the Company’s international operations.

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

Interest Rates:   As of December 31, 2004, the Company’s outstanding borrowings comprised $200.0 million in fixed rate debentures and an $8.5 million variable rate industrial revenue bond. In addition, the Company had variable rate facilities with no outstanding borrowings comprising the Revolving Facility and the U.K. Facility. See discussions of the Company’s credit facilities under the heading “Liquidity and Capital Resources” in Item 7 of this annual report and in Note B to the consolidated financial statements.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of December 31, 2004. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value.

Long-term Obligations	2005	2008	Total	Fair Value
Fixed Rate	$100.0	$100.0	$200.0	$202.1
Interest Rate	6.88%	7.00%
Variable Rate	$8.5		$8.5	$8.5
Interest Rate	4.18%

Foreign Exchange Rates:   Due to its global operations, the Company’s cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. The Company does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. The Company performed a sensitivity analysis assuming a hypothetical 10 percent movement in foreign currency exchange rates applied to the exposure described above. As of December 31, 2004, the analysis indicated that such market movements would not have a material impact on the Company’s business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company’s actual exposures.

During 2004, the Company’s sales comprised $489.9 million, or 60%, denominated in U.S. dollars, $159.3 million, or 20%, denominated in euros, $55.3 million or 7%, denominated in British pounds, and $106.8 million, or 13% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted the Company’s sales by approximately $24.7 million, $31.5 million and $6.5 million in 2004, 2003 and 2002, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page F-1 of this annual report on Form 10-K and is incorporated by reference.

(c) Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page F-3 of this annual report on Form 10-K and is incorporated by reference.

(d) Changes in Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of business conduct and ethics for all directors, officers and employees, known as the Standards of Conduct. The Standards of Conduct are available on the Company’s website under Investor Information at http://www.unova.com. The Company intends to disclose on its website any amendment to, or waiver, of the Standards of Conduct related to senior officers. Shareholders may request a free copy of the Standards of Conduct from:

UNOVA Inc.

Attention: Investor Relations

6001 36th Avenue West

Everett, WA 98203-1264

See the information relating to directors of the Company under “Election of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 (the “2005 Proxy Statement”), which is incorporated herein by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company’s executive officers at March 1, 2005, and their business experience during the prior five years.

Name	Age	Position with the Company and Principal Business Affiliations During Past Five Years
Larry D. Brady	62

Chairman of the Board since August 2001. Chief Executive Officer since September 2000. Director since September 1999, and President since July 1999. Served as Chief Operating Officer from July 1999 to September 2000. For prior business experience, see the description of Directors in “Election of Directors” in the 2005 Proxy Statement.

Kenneth L. Cohen	61	Vice President and Treasurer since January 1, 2004 and Vice President, Taxes since July 2000. Prior thereto, Staff Vice President, Taxes from October 1997.
Michael E. Keane	49	Senior Vice President and Chief Financial Officer since October 1997. Group Executive, Advanced Manufacturing Equipment, from February 2002 to December 2002.
Thomas O. Miller	53

Vice President of the Company since February 1999 and President of its wholly owned subsidiary Intermec Technologies Corporation since March 12, 2004. Prior thereto, Executive Vice President of Intermec from July 2001 to March 2003 and Senior Vice President of Intermec from March 1997 to July 2001.

Robert T. Smith	58

Senior Vice President of the Company since July 2003 and President of the Company’s Industrial Automation Systems since June 2003. Prior thereto, group Vice President of Valspar Corporation, a leading supplier of paint and coatings, from 1998 to 2001.

Janis L. Harwell	50

Senior Vice President and General Counsel since September 2004. Prior thereto, Vice President, General Counsel and Secretary of Renessen LLC, an agricultural biotechnology joint venture formed by Cargill, Inc. and Monsanto Company, from January 1999 to August 2004.

ITEM 11.   EXECUTIVE COMPENSATION

See the information relating to executive compensation under the caption “Executive Compensation” in the Company’s 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information with respect to beneficial ownership of the Company’s voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s 2005 Proxy Statement, which is incorporated herein by reference.

See the information relating to the number of securities remaining to be issued under the Company’s equity compensation plans under the caption “Equity Compensation Plan Information” of the Company’s 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information relating to principal accounting fees and services under the caption “Principal Accountant Fees and Services” in the Company’s 2005 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

(3)   Executive Compensation Plans and Arrangements

Executive compensation plans and arrangements are listed as exhibits 10.7 through 10.35 as set forth in the Index to Exhibits at page E-1 of this annual report.

(b)   Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNOVA, INC.
/s/ MICHAEL E. KEANE
Michael E. Keane
Senior Vice President and
Chief Financial Officer
March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ FREDRIC B. ANDERSON	Director of Accounting and Financial Reporting	March 11, 2005
Fredric B. Anderson	(Chief Accounting Officer)
/s/ LARRY D. BRADY	Director, Chairman of the Board,	March 11, 2005
Larry D. Brady	President and Chief Executive Officer
/s/ JOSEPH T. CASEY	Director	March 11, 2005
Joseph T. Casey
/s/ STEPHEN E. FRANK	Director	March 11, 2005
Stephen E. Frank
/s/ CLAIRE W. GARGALLI	Director	March 11, 2005
Claire W. Gargalli
/s/ GREGORY K. HINCKLEY	Director	March 11, 2005
Gregory K. Hinckley
/s/ LYDIA H. KENNARD	Director	March 11, 2005
Lydia H. Kennard
/s/ ALLEN J. LAUER	Director	March 11, 2005
Allen J. Lauer
/s/ STEPHEN P. REYNOLDS	Director	March 11, 2005
Stephen P. Reynolds
/s/ STEVEN B. SAMPLE	Director	March 11, 2005
Steven B. Sample
/s/ WILLIAM D. WALSH	Director	March 11, 2005
William D. Walsh
/s/ LARRY D. YOST	Director	March 11, 2005
Larry D. Yost

UNOVA, INC.

Management’s Responsibility for Financial Reporting

The consolidated financial statements of UNOVA, Inc. and subsidiaries and related financial information included in this annual report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect management’s best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. The other financial information included in the annual report is consistent with that in the financial statements.

Management also recognizes its responsibility for conducting the Company’s business with honesty and integrity in all its business relationships with its employees, customers and suppliers. The responsibility is characterized and reflected in the Company’s Standards of Conduct, which apply to all directors, officers and other employees of the Company. These Standards include the conduct of its business activities within the laws of the countries in which the Company operates and potentially conflicting outside business interests of its directors, officers and other employees. The Company maintains a systematic program to assess compliance with these policies.

The consolidated financial statements have been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, whose report appears on page F-3.

The Audit and Compliance Committee of the Board of Directors, which consists solely of independent directors under the applicable standards of the New York Stock Exchange, meets at least quarterly with management, the independent auditors and the Company’s internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both in and out of the presence of Company management.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management has concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K. In addition, in 2004, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ LARRY D. BRADY
Larry D. Brady
Chief Executive Officer
March 11, 2005
/s/ MICHAEL E. KEANE
Michael E. Keane
Senior Vice President and Chief Financial Officer
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
UNOVA, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of UNOVA, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UNOVA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UNOVA, Inc.

Everett, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UNOVA, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 11, 2005

 UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product	$654,867	$561,362	$519,089
Service	136,800	126,553	112,937
Intellectual property sales and settlements	19,650	18,668	112,352
Total Revenues	811,317	706,583	744,378
Costs and Expenses:
Cost of product revenues	380,578	333,505	312,133
Cost of service revenues	80,821	76,944	74,131
Cost of intellectual property sales and settlements	4,031	6,174	22,191
Selling, general and administrative	279,868	245,633	249,891
Special charges	1,306	1,662	6,393
Total Costs and Expenses	746,604	663,918	664,739
Operating Profit from Continuing Operations	64,713	42,665	79,639
Interest, net	(12,361)	(13,085)	(20,589)
Foreign currency exchange, net	(1,675)	1,242	(1,085)
Earnings from Continuing Operations before Income Taxes	50,677	30,822	57,965
Provision (Benefit) for Income Taxes	(1,504)	15,650	20,312
Earnings from Continuing Operations	52,181	15,172	37,653
Loss from Discontinued Operations, net of tax	(101,310)	(34,439)	(35,226)
Net Earnings (Loss)	$(49,129)	$(19,267)	$2,427
Basic Earnings (Loss) per Share
Continuing Operations	$0.86	$0.26	$0.65
Discontinued Operations	(1.67)	(0.59)	(0.61)
Net Earnings (Loss) per Share	$(0.81)	$(0.33)	$0.04
Diluted Earnings (Loss) per Share
Continuing Operations	$0.84	$0.25	$0.64
Discontinued Operations	(1.63)	(0.57)	(0.60)
Net Earnings (Loss) per Share	$(0.79)	$(0.32)	$0.04

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$217,899	$238,447
Restricted cash	50,000	––
Accounts receivable, net of allowance for doubtful accounts of $9,771 (2004) and $11,927 (2003)	157,833	137,732
Inventories	80,854	73,171
Net deferred tax assets	81,769	71,229
Assets held for sale	19,748	23,840
Current assets of discontinued operations	211,116	196,860
Other current assets	8,831	19,668
Total Current Assets	828,050	760,947
Property, Plant and Equipment, Net	30,375	30,231
Intangibles, Net	4,072	4,336
Net Deferred Tax Assets	134,978	111,820
Long-Term Assets of Discontinued Operations	21,238	119,224
Other Assets	53,964	64,259
Total Assets	$1,072,677	$1,090,817
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable and accrued expenses	$160,001	$152,542
Payroll and related expenses	30,077	33,271
Current portion of long-term debt	108,500	––
Current liabilities of discontinued operations	130,257	134,706
Total Current Liabilities	428,835	320,519
Long-term Debt	100,000	208,500
Other Long-term Liabilities	86,220	78,862
Long-Term Liabilities of Discontinued Operations	46,388	52,108
Commitments and Contingencies	—	—
Shareholders’ Investment
Preferred stock; no shares outstanding	—	—
Common stock; shares outstanding:
61,148,274 (2004) and 60,265,615 (2003)	611	605
Additional paid-in capital	703,416	690,745
Accumulated deficit	(306,695)	(257,566)
Accumulated other comprehensive income (loss)	13,902	(2,956)
Total Shareholders’ Investment	411,234	430,828
Total Liabilities and Shareholders’ Investment	$1,072,677	$1,090,817

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2004	2003	2002
Cash and Cash Equivalents at Beginning of Year	$238,447	$178,269	$103,714
Cash Flows from Operating Activities:
Net earnings from continuing operations	52,181	15,172	37,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,847	14,079	18,449
Change in prepaid pension cost	11,098	5,357	6,525
Deferred taxes	(33,698)	(878)	(3,522)
Stock-based compensation and other	1,665	5,408	4,567
Changes in operating assets and liabilities:
Accounts receivable	(10,191)	17,127	3,540
Inventories	(6,599)	(5,301)	8,793
Other current assets	11,069	(12,219)	3,340
Accounts payable and accrued expenses	6,952	2,378	(13,121)
Payroll and related expenses	(2,628)	(6,821)	(2,881)
Other long-term liabilities	2,565	2,592	(624)
Other operating activities	1,603	4,200	5,781
Net Cash Provided by Operating Activities of Continuing Operations	44,864	41,094	68,500
Cash Flows from Investing Activities:
Capital expenditures	(10,284)	(11,903)	(6,324)
Proceeds from sale of property, plant and equipment	4,026	3,423	14,187
Other investing activities	(225)	373	2,814
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(6,483)	(8,107)	10,677
Cash Flows from Financing Activities:
Repayment of long-term obligations	––	(16,200)	(56,800)
Cash restricted for repayment of debt	(50,000)	––	––
Stock options exercised	5,683	12,912	158
Other financing activities	211	(2,469)	1,487
Net Cash Used in Financing Activities of Continuing Operations	(44,106)	(5,757)	(55,155)
Net Cash Provided by (Used in) Continuing Operations	(5,725)	27,230	24,022
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	(13,382)	24,576	46,651
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	(1,441)	8,372	3,882
Resulting Increase (Decrease) in Cash and Cash Equivalents	(20,548)	60,178	74,555
Cash and Cash Equivalents at End of Year	$217,899	$238,447	$178,269
Supplemental Information
Effect of exchange rates on cash and cash equivalents	$6,677	$5,450	$1,328
Cash Payments:
Interest on Long-Term Debt	(15,379)	(15,592)	(21,779)
Income Taxes	(4,338)	(9,046)	(1,175)
Non-Cash Transactions:
Impairment of assets	104,078	4,081	4,200

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ INVESTMENT

(thousands of dollars)

				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance, January 1, 2002	$581	$669,389	$(240,726)	$(31,270)	$397,974
Comprehensive Income:
Net earnings			2,427		2,427
Currency translation adjustment				19,768	19,768
Minimum pension liability adjustment, net of tax effect of $3,257				(7,602)	(7,602)
Comprehensive Income					14,593
Issuances of common stock	5	5,326			5,331
Balance, December 31, 2002	586	674,715	(238,299)	(19,104)	417,898
Comprehensive Income:
Net loss			(19,267)		(19,267)
Currency translation adjustment				19,029	19,029
Minimum pension liability adjustment, net of tax effect of $0				(2,881)	(2,881)
Comprehensive Loss					(3,119)
Issuances of common stock	19	16,030			16,049
Balance, December 31, 2003	605	690,745	(257,566)	(2,956)	430,828
Comprehensive Income:
Net loss			(49,129)		(49,129)
Currency translation adjustment and other				15,519	15,519
Minimum pension liability adjustment, net of tax effect of $573				1,339	1,339
Comprehensive Loss					(32,271)
Issuances of common stock	6	12,671			12,677
Balance, December 31, 2004	$611	$703,416	$(306,695)	$13,902	$411,234

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:   Significant Accounting Policies

Nature of Operations.   UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”), through its Automated Data Systems (“ADS”) segment comprised of the Company’s wholly owned subsidiary Intermec Technologies Corporation (“Intermec”), is a leader in global supply chain solutions, the development, manufacture and integration of wired and wireless automated data collection, Intellitag® RFID (radio frequency identification), mobile computing systems, bar code printers and label media. The ADS segment’s products and services are used by customers to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. ADS products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

The Company’s Industrial Automation Systems (“IAS”) business, comprising the Cincinnati Lamb division and the Landis Grinding Systems division, is classified as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes (see Note H). Prior periods have been restated to reflect this presentation. The IAS businesses are leading producers of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. The IAS businesses includes integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

Principles of Consolidation.   The consolidated financial statements include the accounts of UNOVA, Inc., its wholly owned subsidiaries and companies in which UNOVA has a controlling interest. Investments in companies over which UNOVA has influence but not a controlling interest are accounted for using the equity method. Equity investments of less than 20% ownership in other companies are carried at cost. All signficant intercompany transactions and balances have been eliminated in consolidation. The Company has no unconsolidated subsidiaries.

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of goodwill and other intangible assets, warranty costs, percentage-of-completion on long-term contracts, retiree medical and pension obligations, estimated proceeds on businesses to be divested, estimated net realizable value of assets held for sale and litigation loss contingencies.

Note A:   Significant Accounting Policies (Continued)

Stock Based Compensation.   As permitted by Statement of Financial Accounting Standards (“SFAS’) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and basic and diluted loss per share for 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated as follows (thousands of dollars):

	Years Ended December 31,
	2004	2003	2002
Net earnings (loss) as reported	$(49,129)	$(19,267)	$2,427
Add stock compensation expense recorded under the intrinsic value method, net of tax	1,492	726	1,472
Less pro forma stock compensation expense computed under the fair value method, net of tax	(4,213)	(3,075)	(4,844)
Pro forma net loss	$(51,850)	$(21,616)	$(945)
Basic pro forma loss per share	$(0.86)	$(0.37)	$(0.02)
Diluted pro forma loss per share	$(0.83)	$(0.36)	$(0.02)

To determine the pro forma compensation expense, the Company used the Black Scholes option pricing model to determine the weighted average fair value of options on the dates they were granted. The weighted average fair value of option grants made during 2004, 2003 and 2002 was $8.96, $3.82 and $3.81, respectively. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors, as well as fluctuations in the market price of the Company’s common stock, will cause the actual value of these options to vary from the theoretical value indicated above. The following weighted average assumptions were applied in determining the pro forma compensation expense.

	2004	2003	2002
Risk-free interest rate	3.81%	2.55%	4.52%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	56.33%	56.38%	55.66%
Expected dividend yield	0.0%	0.0%	0.0%

Note A:   Significant Accounting Policies (Continued)

Revenue Recognition.   Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. The Company reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by the Company directly or with the Company’s distributors and resellers. The Company accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time the Company recognizes revenue.

Long-term contracts, principally within the IAS business, classified as discontinued operations, are accounted for under the percentage-of-completion, cost-to-cost method of accounting, which requires the Company to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. Estimated contract revenues and costs are based on contract specifications, expected requirements, and achievement of contract milestones, including deliveries. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

Cash Equivalents.   The Company considers highly liquid investments purchased within three months of their date of maturity to be cash equivalents.

Accounts Receivable.   The Company provides an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. That estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable.

Inventories.   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. The Company “writes down” estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions.

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

Pension Benefits and Other Postretirement Benefits.   The Company has retirement and pension plans which cover most of its employees. Most of the Company’s U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

Note A:   Significant Accounting Policies (Continued)

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other postretirement benefits are evaluated at least annually by management in consultation with an external actuary. Changes in assumptions are based on relevant Company data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these assumptions for the Company’s domestic and foreign plans. The company believes the assumptions are appropriate. However these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

Income Taxes.   The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. The Company classifies its contingent tax liabilities based upon when expected cash will ultimately be paid.

Concentrations of Credit Risk.   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. The Company evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No single customer accounted for more than 10% of the Company’s revenues in 2004, 2003 or 2002.

Foreign Currencies.   The Company’s consolidated financial statements are presented in U.S. dollars. The financial statements of the Company’s foreign operations, whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on the Company’s net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Currency transaction gains and losses are recorded on the consolidated statements of operations. Operating results include net currency transaction gains (losses) of ($1.7) million, $1.2 million and ($1.1) million for the years ended December 31, 2004, 2003 and 2002.

Note A:   Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities.   Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate risk resulting principally from the sale of certain of its inventory in U.S. dollars to its foreign subsidiaries and other external foreign sales denominated in local currencies. The Company’s use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. The Company enters into these contracts with major financial institutions to minimize its risk of foreign exchange loss. The Company’s policies do not permit active trading of or speculation in derivative financial instruments. The Company’s policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss). The fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency based assets and liabilities as of December 31, 2004 and 2003 was not material.

Goodwill and Other Intangibles.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of the Company’s intangible assets pertain to the patent portfolio of the ADS segment and have estimated useful lives of 18 years. See Note E for additional information.

The carrying values of goodwill and other intangibles assets with indefinite useful lives are tested for impairment at least annually during its fourth fiscal quarter or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. The Company establishes the fair value of reporting unit goodwill based on a discounted cash flow methodology. The discounted cash flow is based on the Company’s strategic plans and long-range planning forecasts, which include revenue and profit margin assumptions, based on management’s best estimate. Management considers historical experience and all available information at the time the fair values of its businesses are estimated. However,actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. See Note H for additional information.

Impairment of Long-Lived Assets.   The Company assesses the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Discontinued Operations.   The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This standard establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flows model, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the financial statements.

Note A:   Significant Accounting Policies (Continued)

Businesses to be divested are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets. to loss from discontinued operations in the consolidated statements of operations and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations. Management does not expect any continuing involvement with these businesses following their planned sales, and these businesses are expected to be disposed of within one year.

Environmental Costs.   Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable. Environmental costs were not material for all years presented.Contingencies.   The Company assesses its exposure to loss contingencies including environmental, legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management’s estimates, results of operations could be adjusted upward or downward.

Research and Development.   Research and development (“R&D”) costs are charged to selling, general and administrative expense as incurred. Total expenditures of continuing operations on research and development activities amounted to $62.1 million, $48.8 million and $44.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. These expenditures were for Company sponsored R&D and were primarily for labor, materials and other administrative costs. The Company incurred no costs associated with R&D sponsored by customers or other external parties.

Advertising.   Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2004, 2003 and 2002 were $1.7 million, $2.2 million and $1.0 million, respectively.

New Accounting Pronouncements.

In December  2004, the FASB issued SFAS No.  153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS  153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph  21(b) of APB Opinion No.  29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS  153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS  153 is effective for the fiscal periods beginning after June  15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS  153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant-date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Note A:   Significant Accounting Policies (Continued)

The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed on page F-9. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R and will begin expensing stock-based compensation in accordance with the standard in the third quarter of 2005.

FASB Staff Position (“FSP”) No.  109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP  109-2”), provides guidance under FASB Statement No.  109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October  22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No.  109. The Company has not yet completed evaluating the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This FSP supercedes FSP FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The disclosures required by FSP 106-2 are included in Note K.

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

Note A:   Significant Accounting Policies (Continued)

FSP EITF 03-1-1 delayed the effective date of the accounting recognition provisions of EITF 03-1. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 became effective for the Company’s year ended December 31, 2004. The adoption of EITF 03-1 did not effect the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement’s disclosure requirements relating to estimated future benefit payments and relating to foreign plans are effective for the Company’s financial statements for the year ended December 31, 2004 and are included in Note K.

Reclassifications.   Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B:   Cash and Cash Equivalents, Long-term Debt and Interest

Cash and cash equivalents amounted to $217.9 million and $238.4 million at December 31, 2004 and December 31, 2003, respectively, and consisted mainly of time deposits. Cash and cash equivalents at December 31, 2004 and 2003 include $17.8 million and $23.3 million, respectively, of bank deposits required to be maintained in support of letters of credit and foreign exchange contracts. Letters of credit are purchased guarantees to ensure our contract performance to third parties in accordance with specified terms and conditions. Long-term debt is as follows (thousands of dollars):

	Current Portion of Long Term Debt		Non-Current Portion of Long Term Debt
	December 31,		December 31,
	2004	2003	2004	2003
Debentures, with interest at 6.875%, due March 2005	$100,000	$—	$—	$100,000
Debentures, with interest at 7.00%, due March 2008	—	—	$100,000	100,000
Industrial revenue bonds, with interest at 4.18% (2004) and 3.21% (2003), due July 2005	8,500	—	—	8,500
Long-term obligations	$108,500	$—	$100,000	$208,500

The Company maintains two secured long-term credit facilities: a $100 million revolving credit facility (the “New Revolving Facility”) and a £15.0 million ($28.7 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). On September 30, 2004, the Company terminated and replaced its previously existing $100 million revolving credit facility (the “Old Revolving Facility”) and replaced it with the $100 million, three-year New Revolving Facility.

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at December 31, 2004, of $29.3 million under the New Revolving Facility and £8.4 million ($16.1 million) under the UK Facility. The Company made no borrowings under the New Revolving Facility, the UK Facility or the Old Revolving Facility during 2004, and as of December 31, 2004, no borrowings were outstanding under either the New Revolving Facility or the UK Facility. As of December 31, 2004, the Company was in compliance with the financial covenants of each of these agreements.

The key terms of the New Revolving Facility are as follows:

•       The Company’s obligations under the New Revolving Facility are secured by substantially all the U.S. assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

Note B:   Cash and Cash Equivalents, Long-term Debt and Interest (Continued)

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

•       Until it retires its 6.875% notes due March 15, 2005, the Company must maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004.

•       The New Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•       Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments on the seven-year and ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of December 31, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

The Company additionally had outstanding an $8.5 million industrial revenue bond, with a variable interest rate of 4.18%, maturing in July 2005, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet. Interest, net is comprised of the following (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Interest expense	$16,527	$16,829	$23,434
Interest income	(4,166)	(3,744)	(2,845)
Interest, net	$12,361	$13,085	$20,589

At December 31, 2004 and 2003, the Company’s fixed rate debentures had a carrying value of $200.0 million and an estimated fair market value of $202.1 and $196.3 million, respectively, based on market trade values. The carrying values of the variable rate borrowings, including the industrial revenue bonds, approximate fair value because they bear interest at market rates currently available to the Company. Fair values of the Company’s accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The Company also has letter-of-credit reimbursement agreements primarily related to the Company’s performance on contracts with customers totaling $53.6 million at December 31, 2004. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

Note C:   Inventories

Inventories of continuing operations comprise the following (thousands of dollars):

	December 31,
	2004	2003
Raw materials	$53,714	$49,304
Work in process	304	1,675
Finished goods	26,836	22,192
Inventories	$80,854	$73,171

Note D:   Property, Plant and Equipment, Net and Assets Held for Sale

Property, plant and equipment of continuing operations comprise the following (thousands of dollars):

	December 31,
	2004	2003
Property, plant and equipment, at cost
Land	$5,978	$5,919
Buildings and improvements	5,754	4,105
Machinery and equipment	118,357	122,225
Total property, plant and equipment, at cost	130,089	132,249
Less: accumulated depreciation	(99,714)	(102,018)
Property, plant and equipment, net	$30,375	$30,231

Depreciation expense from continuing operations was $10.5 million, $13.7 million and $17.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

As of December 31, 2004 and 2003, the Company deferred $4.5 million and $5.0 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization, under noncancellable operating leases of continuing operations were as follows at December 31, 2004 (thousands of dollars):

2005	$9,605
2006	7,028
2007	5,457
2008	4,405
2009	3,743
Thereafter	17,626
Total	$47,864

Rental expense for operating leases of continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $12.6 million, $12.1 million and $14.0 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Note D:   Property, Plant and Equipment, Net and Assets Held for Sale (Continued)

Aggregate future minimum rental income to be received under noncancelable subleases of continuing operations is $6.2 million at December 31, 2004.

Proceeds totaling approximately $14.1 million were received in 2002 from the sale of operating facilities and land of continuing operations, excluding assets classified as held for sale. Proceeds from the sale of operating facilities and land of continuing operations were not material in 2004 and 2003.

Assets Held for Sale:   During 2003, in conjunction with restructuring activities related to the Company’s IAS business, the Company reclassified certain property, plant and equipment with a net book value of $30.9 million to assets held for sale. In accordance with SFAS No. 144, the carrying amount of these assets is the lower of book value or net realizable value. An impairment charge of $4.1 million related to these assets is classified as loss from discontinued operations on the statement of operations for the year ended December 31, 2003. Assets held for sale with a carrying amount of approximately $3.0 million were sold during 2003 for a price approximating their carrying value. During 2004 assets held for sale with a carrying amount of $3.5 million were sold for proceeds of approximately $4.0 million. An impairment charge of $0.6 million on assets held for sale is classified as loss from discontinued operations on the statement of operations for the year ended December 31, 2004. At December 31, 2003, assets held for sale of $23.8 million comprise $18.8 million of land and buildings and $5.0 million of machinery and equipment. At December 31, 2004, assets held for sale of $19.7 million comprise $17.7 million of land and buildings and $2.0 million of machinery and equipment.

Note E:   Intangibles, Net

Intangibles, net are comprised of a patent portfolio of the Company’s ADS segment. The gross carrying amount and accumulated amortization of the Company’s amortizable intangibles are as follows (thousands of dollars):

	December 31,
	2004	2003
Gross carrying amount	$10,067	$9,940
Accumulated amortization	(5,995)	(5,604)
Other intangibles, net	$4,072	$4,336

Amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $0.4 million, $0.4 million and $1.1 million, respectively. During the year ended December 31, 2002, the Company’s ADS segment sold to an unrelated party a portfolio of patents with a net carrying amount of $2.5 million for net proceeds of $20.0 million. Additionally, the Company reclassified $6.2 million of intangible assets related to the 1997 Norand acquisition to deferred tax assets.

Estimated amortization expense for the succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2005	$398
2006	398
2007	398
2008	398
2009	398

The Company analyzed its other intangibles for impairment at the beginning of the fourth fiscal quarters of 2004 and 2003 and determined that no impairment exists.

Note F:   Shareholders’ Investment

Capital Stock

At December 31, 2004, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

Shareholder Rights Plan

In September 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan (the “Plan”) and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of Company common stock, payable to shareholders of record on October 31, 1997. The Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of seventy dollars. The Rights become exercisable if a person other than a person which presently holds more than 15 percent of the Company’s common stock acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Company’s outstanding common stock. If a person acquires 15 percent or more of the Company’s outstanding common stock, each right will entitle the holder to purchase the Company’s common stock having a market value of twice the exercise price of the Right. The Rights, which expire in September 2007, may be redeemed by UNOVA at a price of one cent per Right at any time prior to a person acquiring 15 percent or more of the outstanding common stock.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the year. Diluted earnings (loss) per share is computed using basic weighted average outstanding shares plus the dilutive effect on income from continuing operations of unvested restricted stock and outstanding stock options using the “treasury stock” method.

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2004	2003	2002
Weighted average common shares—Basic	60,501,931	58,827,769	57,820,978
Dilutive effect of unvested restricted shares and stock options	1,651,905	1,406,279	793,290
Weighted average shares—Diluted	62,153,836	60,234,048	58,614,268

At December 31, 2004, 2003 and 2002, employees and directors held options to purchase 30,420, 16,420 and 4,104,585 shares, respectively, of Company common stock that were antidilutive to the computation of diluted earnings (loss) per share from continuing operations due to the exercise price of these options exceeding the average fair value of the Company’s common stock for the respective periods. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings.

Note F:   Shareholders’ Investment

Stock Awards

The UNOVA, Inc. 2001, 1999 and 1997 Stock Incentive Plans and the UNOVA Inc. 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of December 31, 2004, there were 1,372,970 options outstanding that were granted under the 1997 Plan before it was frozen.

Incentive awards may be granted in the form of stock options with or without related stock appreciation rights, restricted stock, restricted stock units and performance units. Under the Stock Incentive Plans, stock options may not be granted at an exercise price less than the market value of the Company’s common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years and expire in ten years.

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) and the 1997 Director Stock Option Plan (“1997 DSOP”) provide for the grant of stock options to the Company’s non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their date of grant.

As of December 31, 2004 there were 3,633,970 shares available for grant under the Company’s Stock Incentive Plans. The following table summarizes changes in options outstanding and exercisable under the Company’s stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
January 1, 2002	4,181,560	$12.41	2,292,346	$15.92
Granted	1,873,035	7.25
Exercised	(37,700)	4.18
Canceled	(479,330)	12.16
December 31, 2002	5,537,565	10.74	3,556,061	12.99
Granted	535,835	7.57
Exercised	(1,182,350)	10.85
Canceled	(146,495)	6.12
December 31, 2003	4,744,555	10.50	3,012,269	12.77
Granted	570,500	17.29
Exercised	(656,990)	8.78
Canceled	(242,799)	9.26
December 31, 2004	4,415,266	11.70	2,876,822	12.37

Note F:   Shareholders’ Investment

Outstanding stock option data as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$3.52 to $5.26	857,880	6.02	$4.23	640,340	$4.25
$5.38 to $7.92	1,421,214	6.67	7.41	640,610	7.31
$12.38 to $17.56	1,270,052	5.91	16.60	782,752	16.33
$18.81 to $22.20	866,120	3.28	18.97	813,120	18.94
	4,415,266			2,876,822

In August 2001, the Company extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of the Company’s common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled, and 317,884 shares of restricted stock were issued under the Company’s Stock Incentive Plans. The restricted shares vest over a three year period, with one third of the restricted shares vesting on each of the first three anniversaries of the exchange date. The tender offer resulted in variable accounting for all options subject to the offer until the options are cancelled, exercised or expired. As of December 31, 2004, 2003 and 2002, the Company had outstanding 32,301, 42,302 and 58,100 options that are subject to the variable method of accounting, which requires the Company to record compensation expense when the market value of the Company’s common stock exceeds the exercise price of the option. Compensation expenses related to these options were $0.3 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. There was no compensation expense related to these options during the year ended December 31, 2002 because the exercise price of these options exceeded market value.In 2004, 2003 and 2002, the Company granted 132,975, 294,752 and 1,590 shares of restricted stock, respectively, under the provisions of the 1999 and 2001 Stock Incentive Plans. For the years ended December 31, 2004, 2003 and 2002, the restricted stock was issued at weighted average market values at the date of grant of $18.04, $8.24 and $7.38 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period. For the years ended December 31, 2004, 2003 and 2002 deferred compensation was $1.8 million, $1.8 million and $0.6 million, respectively. For the years ended December 31, 2004, 2003 and 2002, restricted stock-related compensation expense was $1.7 million, $1.1 million and $1.5 million, respectively.

In 2004 the Company granted 52,200 restricted stock units and 75,833 performance units under the provision of the 2004 Omnibus Incentive Compensation Plan. The restricted stock units are payable in common stock upon vesting and the performance units are payable in cash or stock upon vesting. The restricted stock units and performance units were issued at weighted average market prices of $16.33 and $17.04 , respectively. Of the restricted stock units, 47,500 units vest after 3 years, 27,500 units vest after three years contingent upon the achievement of specific performance goals, and 4,700 units vest in three equal installments at each of the first three anniversaries from the date of grant. The performance units are payable in cash or common stock at the discretion of the Company and vest after three years contingent upon the achievement of specific performance goals. For the year ended December 31, 2004, compensation expense related to restricted stock units and performance units was $0.3 million and $0.4 million, respectively.

Note F:   Shareholders’ Investment

The Company issued 785,535 options during 2002 as a result of voluntary elections made in December 2001, by certain officers of the Company to receive a specific percentage of their 2001 incentive bonus and 2002 base salary in the form of stock options in lieu of cash. These officers received one option per dollar of cash compensation foregone. Options were granted with an exercise price equal to the market value on the date of grant, fully vested and have a term of five years.

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which the Company is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2004, 2003 and 2002, employees purchased 210,454, 438,572 and 556,619 shares, respectively. The weighted-average fair value of purchase rights granted in 2004, 2003 and 2002 was $6.13 per share, $2.21 per share and $1.70 per share, respectively. The fair values of the stock purchase rights were determined using the following weighted-average assumptions in 2004, 2003, and 2002, respectively; risk-free interest rate of 2.01%, 0.94%, and 1.76%; expected life equal to the applicable offering periods for each year; and expected volatility of 56.33%, 56.38%, and 55.66%. The actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model. As of December 31, 2004, there were 1,066,685 shares remaining available for sale to employees under the ESSP.

Accumulated Other Comprehensive Income

At December 31, 2004, 2003 and 2002, accumulated other comprehensive income (loss) comprised the following, (thousands of dollars):

	December 31,
	2004	2003	2002
Cumulative translation adjustment and other	$23,046	$7,527	$(11,502)
Minimum pension liability adjustment	(9,144)	(10,483)	(7,602)
Accumulated other comprehensive income (loss)	$13,902	$(2,956)	$(19,104)

Currency translation adjustment as of December 31, 2004 includes $19.7 million relating to discontinued operations. The minimum pension liability adjustment relates to dicontinued operations. (See Note H.)

Note G:   Restructuring Activities and Special Charges

During the third quarter of 2002, the Company initiated a plan to relocate its corporate office to its existing Intermec Technologies Corporation facility in Everett, Washington. This relocation was substantially complete by June 30, 2003. As of December 31, 2004, 22 employees had been terminated and $0.7 million in severance costs had been paid, cumulatively, of which 2 employee terminations and $0.3 million in severance payments occurred during the year ended December 31, 2004. In the first quarter of 2004, $1.4 million of the workforce reduction accrual, relating to certain pension obligations for certain individuals affected by the restructuring plan, was reclassified to other long-term liabilities. The corporate restructuring accrual as of December 31, 2004, of $2.2 million relates to ongoing leased facility obligations. During the year ended December 31, 2004, the Company recorded an additional accrual of $1.3 million for ongoing leased facility obligations. The Company paid $1.7 million in leased facility costs in 2004.

Note G:   Restructuring Activities and Special Charges

Special charges resulting from the corporate office relocation comprise the following (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Severance	$—	$—	$2,000
Facility consolidation	1,306	1,662	4,393
Special charges	$1,306	$1,662	$6,393

Note H:   Discontinued Operations

During the fourth quarter of 2004, the Company committed to a plan to dispose of its IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS business is no longer aligned with the Company’s long-term strategy. The Company intends to sell IAS as going concern as a whole or through the sale of its component businesses within the 2005 fiscal year. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS business is classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

In conjunction with the disposal plan, the Company analyzed the net assets of the IAS business for impairment, resulting in a charge of $104.1 million to write down the net assets of Cincinnati Lamb to its estimated net realizable value. The charge is subject to adjustment pending the expected divesture. The charge includes impairments of $63.3 million for goodwill, $30.2 million for property, plant and equipment and other long-lived assets and $10.6 million for current assets. In computing the impairment loss, the Company considered the $9.1 million credit balance for the cumulative translation adjustment and the $9.1 million unrealized minimum pension liability adjustment, net of tax, related to Cincinnati Lamb, which are included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). These amounts are expected to be removed from OCI when the disposition occurs. The Company did not record any impairment pertaining to Landis Grinding Systems as its estimated net realizable value, including the $10.6 million credit balance for the cumulative translation adjustment related to Landis Grinding Systems included in OCI, exceeds net assets. The following table sets forth the revenue and the components of the loss from discontinued operations, net of tax, for the years ended December 31, 2004, 2003 and 2002 (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Product and service revenues	$471,135	$448,730	$568,778
Loss from discontinued operations before tax	(109,410)	(42,089)	(50,329)
Benefit for income taxes	8,100	7,650	15,103
Loss from discontinued operations, net of tax	$(101,310)	$(34,439)	$(35,226)

The loss from discontinued operations before tax includes non-cash impairment charges of $104.1 million, $4.1 million and $4.2 million, in 2004, 2003 and 2002, respectively.  In addition, as a result of merging the Cincinnati Machine, Lamb Machining Systems and Lamb Body and Assembly Systems (“Lamb B&A”) divisions, which was initiated in the fourth quarter of 2002, restructuring charges of $0.5 million, $3.5 million and $18.3 million were incurred in 2004, 2003 and 2002, respectively.  The loss from discontinued operations before tax also includes a $3.1 million loss on the sale of Lamb B&A in 2003 and Lamb B&A operating losses of $2.0 million, $9.2 million and $8.0 million, in 2004, 2003, and 2002, respectively. The 2002 loss from discontinued operations before tax also includes a $4.7 million loss on the sale of R&B Plastics.

Note H:   Discontinued Operations (Continued)

The tax benefit for the year ended December 31, 2004 reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets,  resulting from the Company’s plan to divest IAS. The Company expects that certain of its state and foreign deferred tax assets of discontinued operations will not be realizable and, in 2004, recorded valuation allowances of $5.4 million and $31.3 million, respectively. The tax benefit for 2003 reflects an effective rate of 18.2 % primarily due to valuation allowances recorded for foreign deferred tax assets.

The table below sets forth the assets and liabilities of discontinued operations as of December 31, 2004 and 2003, (thousands of dollars):

	December 31,
	2004	2003
Current assets of discontinued operations:
Accounts receivable, net	$160,118	$134,796
Inventories, net	55,926	59,153
Other current assets	5,635	2,911
Impairment of current assets	(10,563)	—
Total current assets of discontinued operations	211,116	196,860
Long-term assets of discontinued operations:
Property, plant and equipment, net	13,356	47,061
Goodwill and other intangibles, net	7,796	71,303
Other Assets	86	860
Total long-term assets of discontinued operations:	21,238	119,224
Current liabilities of discontinued operations:
Accounts payable and accrued expenses	117,026	113,084
Accrued payroll	13,231	21,622
Total current liabilities of discontinued operations	130,257	134,706
Long-term liabilities of discontinued operations	46,388	52,108
Net assets of discontinued operations	$55,709	$129,270

All of the Company’s goodwill is recorded in its Industrial Automation Systems (“IAS”) group and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of December 31, 2004 and 2003. During the fourth quarter of 2004, the Company wrote off all the goodwill associated with Cincinnati Lamb. The remaining balance at December 31, 2004 of $7.8 million is related to Landis Grinding Systems. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 were as follows (thousands of dollars):

Balance as of January 1, 2003	$69,546
Foreign currency translation adjustment	846
Balance as of December 31, 2003	70,392
Foreign currency translation adjustment	732
Impairment	(63,328)
Balance as of December 31, 2004	$7,796

Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

Note H:   Discontinued Operations (Continued)

Rental expense for operating leases of discontinued operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $3.9 million, $6.4 million and $7.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Proceeds totaling approximately $3.5 million and $4.0 million were received in 2003 and 2002, respectively, from the sale of operating facilities and land of discontinued operations, excluding assets classified as held for sale. Proceeds from the sale of facilities of discontinued operations were not material in 2004.Depreciation expense from discontinued operations was $6.7 million, $11.3 million and $15.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the write off of the property, plant and equipment of Cincinnati Lamb and the reclassification of the property, plant and equipment of Landis Grinding Systems to Long-Term Assets of Discontinued Operations, the Company has ceased recording depreciation on these assets for future periods.

Note I:   Income Taxes

Earnings from continuing operations before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
United States	$33,784	$21,567	$55,318
International	16,893	9,255	2,647
Earnings from continuing operations before income taxes	$50,677	$30,822	$57,965

Income taxes consist of the following (benefit) provision (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Current:
United States taxes	$13,366	$7,697	$20,016
International taxes	9,881	3,042	620
Total Current	23,247	10,739	20,636
Deferred:
United States taxes	(23,442)	4,714	(324)
International taxes	(1,309)	197	—
Total Deferred	(24,751)	4,911	(324)
Provision for Income Taxes	$(1,504)	$15,650	$20,312

Note I:   Income Taxes (Continued)

The following is a reconciliation of income taxes at the U.S. statutory rate to the (benefit) provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	(4.8)	3.6	1.8
Deductible goodwill & intangibles	(26.7)	0.0	0.0
Tax credits	(5.7)	13.2	(1.5)
Extraterritorial income exclusion	(1.6)	(2.2)	(0.5)
Foreign net earnings taxed at other than U.S. statutory rate	7.3	0.0	(0.9)
Additional deferred tax assets	(7.3)	0.0	0.0
Other items	0.8	1.2	1.1
	(3.0)%	50.8%	35.0%

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31
	2004	2003
Current deferred tax assets:
Accrued expenses	$37,949	$44,635
Receivables and inventories	19,077	18,653
Net operating loss carryforwards	26,460	6,650
Other items	715	1,291
Total current deferred tax assets	84,201	71,229
Valuation allowance	(2,432)	—
Net current deferred tax assets	81,769	71,229
Long-term deferred tax assets:
Retiree medical benefits	18,381	17,438
Intangibles	11,998	(148)
Tax credit carryforwards	45,712	32,987
Deferred income	2,860	1,726
Fixed assets	10,052	(3,565)
Net operating and capital loss carryforwards	124,970	109,140
Other items	(335)	—
Total long-term deferred tax assets	213,638	157,578
Valuation allowance	(74,964)	(40,619)
Net long-term deferred tax assets	138,674	116,959
Total deferred tax assets, net of valuation allowance	220,443	188,188
Deferred tax liabilities:
Pensions	(3,696)	(5,139)
Net deferred tax assets	$216,747	$183,049

Note I:   Income Taxes (Continued)

The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent, feasible and permissable tax planning strategies in determining the realizability of deferred tax assets.  If the Company were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company has available at December 31, 2004 net operating and capital tax loss carryforwards in the United States of approximately $216.6 million, which result in a deferred tax benefit of $75.8 million.  These losses are expected to expire from 2018 through 2024. In 2003, the Company determined that certain foreign tax credit carryforwards would not be realized prior to their scheduled expiration dates ranging from 2004 through 2007. Therefore, these tax credits were converted to $5.2 million of net operating tax carryforwards.

The Company has general business credit carryforwards and foreign tax credit carryforwards of $44.7 million and $1.0 million at December 31, 2004, respectively. The general business credit carryforwards have expiration dates ranging from 2010 through 2024. With respect to foreign tax credit carryforwards, they are expected to expire between 2013 and 2014.The Company has provided a valuation allowance in the amount of $5.4 million for state deferred tax assets from discontinued operations of which $2.4 million relates to net operating tax loss carryforwards. The Company determined that other state deferred tax assets of $5.2 million, which includes net operating loss carryforwards of $2.3 million, is more likely than not to be realized.

At December 31, 2004, the Company has foreign net operating tax loss carryforwards of $180.0 million which result in a deferred tax benefit of $64.0 million. Valuation allowances of $60.4 million and $37.0 million, as of December 31, 2004 and 2003, respectively, have been provided for deferred income tax benefits related to the foreign loss carryforwards that may not be realized. Additional valuation allowances of $4.8 million and $3.6 million have been provided for other deferred income tax benefits that are related to the foreign operations in 2004 and 2003, respectively. The Company also has foreign capital loss carryforwards of $22.7 million as of December 31, 2004 and a full valuation allowance for the related deferred tax asset of $6.8 million has been recorded.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. These liabilities for tax contingencies totaled $32.6 million and $25.5 million as of December 31, 2004 and 2003, respectively. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, the Company’s future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

In the fourth quarter of 2004, the Company ceased reinvesting permanently in its Swedish operations. The tax restructuring resulted in the recognition of a deferred tax benefit related to goodwill and intangibles of approximately $13.5 million. In addition, as part of the Company’s overall review of its business operations in 2004 and its commitment to divest the IAS business, the Company recognized additional deferred tax benefits related to its U.S. and foreign jurisdictions.

Note I:   Income Taxes (Continued)

The Company has not fully evaluated the effects of the new repatriation provision in the American Jobs Creation Act of 2004 (the “Jobs Act”) which was signed into law on October 22, 2004. The Jobs Act creates a temporary opportunity for U.S. corporations to elect a dividend-received deduction which equals 85% of certain qualified dividends in excess of a base-period amount received from controlled foreign corporations, providing the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election is available for either the taxpayer’s last tax year that begins before October 22, 2004, or the taxpayer’s first tax year that begins during the one-year period beginning on October 22, 2004.

The Company is awaiting further guidance to thoroughly evaluate the effects of the new provision. Thus, the Company is not in a position to decide on whether, and to what extent, it might repatriate undistributed earnings to the United States. However, based upon limited analysis to date, it is reasonably possible that the Company may repatriate between $0 million to $98 million in the near future. The Company will complete its review by December 31, 2005 and will recognize the income tax effect, if any, in the period when a decision whether or not to repatriate is made.

The Company has not provided deferred U.S. income taxes on undistributed earnings of foreign subsidiaries that the Company intends to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2004, was $97.8 million. Should the Company distribute earnings of foreign subsidiaries in the form of dividends or otherwise, the Company may be subject to U.S. income taxes. It is not practicable, however, to estimate the amount of unrecognized deferred U.S. taxes on these earnings until the Company completes its analysis of the effects of the Jobs Act discussed above.

Note J:   Intellectual Property Settlements and Sale

During the year ended December 31, 2004, the Company received compensation in relation to one settlement regarding certain of its intellectual property (“IP settlements”). The Company received compensation in relation to three similar IP settlements during the year ended December 31, 2003 and four IP settlements during the year ended December 31, 2002. The terms of these settlements are confidential.

Note J:   Intellectual Property Settlements and Sale (Continued)

In aggregate, revenues and related gross profit from intellectual property settlements, net of legal fees, were $19.7 million and $15.6 million in 2004, $18.7 million and $12.5 million in 2003 and $88.4 million and $71.7 million in 2002 respectively. In 2002, the Company sold a portfolio of wireless networking patents for $24.0 million and recorded a gross profit of $18.5 million.

Note K:   Pension and Other Postretirement Benefit Plans

The Company has retirement and pension plans which cover most of its employees. Most of the Company’s U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants’ contributions.

The Company uses a measurement date of September 30 for the majority of its pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of the Company’s pension plans and the amounts recognized in the Company’s balance sheets (thousands of dollars):

	2004		2003
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$141,163	$169,680	$104,184	$138,934
Service cost	9,670	5,148	8,571	5,205
Interest cost	8,953	9,429	7,439	7,960
Special termination benefits	2,430	—	71	—
Plan participants’ contributions	2,331	1,106	1,346	911
Actuarial loss (gain)	(585)	983	23,975	8,428
Benefits paid	(3,881)	(8,427)	(4,423)	(7,553)
Foreign currency translation adjustment	—	14,540	—	15,795
Benefit obligation at end of year	160,081	192,459	141,163	169,680
Change in plan assets:
Fair value of plan assets at beginning of year	92,568	120,787	80,720	99,694
Actual return on plan assets	7,146	14,183	12,947	12,853
Plan participants’ contributions	2,331	1,106	1,346	911
Employer contributions	—	5,577	—	3,619
Benefits paid	(1,854)	(8,427)	(2,445)	(7,553)
Foreign currency translation adjustment	—	10,653	—	11,263
Fair value of plan assets at end of year	100,191	143,879	92,568	120,787
Funded status	(59,890)	(48,580)	(48,595)	(48,893)
Unrecognized net actuarial loss	54,694	48,867	55,779	50,338
Unrecognized prior service cost	4,149	—	4,866	—
Unrecognized transition asset	—	(848)	(42)	(1,377)
Adjustment to recognize minimum pension liability	—	(13,961)	—	(14,649)
Net pension asset (accrued liability)	$(1,047)	$(14,522)	$12,008	$(14,581)

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

The net pension asset (accrued liability) recognized on the Company’s consolidated balance sheets are classified as follows (thousands of dollars):

	2004		2003
	U.S.	Non U.S.	U.S.	Non U.S.
Prepaid benefit cost	$44,011	$—	$50,748	$—
Accrued benefit cost	(45,058)	(1,048)	(38,740)	(962)
Long-term liabilities of discontinued operations	—	(13,474)	—	(13,619)
Net pension asset (accrued liability)	$(1,047)	$(14,522)	$12,008	$(14,581)

The accumulated benefit cost for the U.S. plans was $119.4 million and $102.5 million as of December 31, 2004 and 2003, respectively. The accumulated benefit cost for the U.K. plans was $158.4 million and $133.3 million as of December 31, 2004 and 2003, respectively. The Company’s U.S. plans in the preceding table include prepaid pension cost of funded plans, presented net of pension liabilities for unfunded plans. For these unfunded plans, in aggregate, as of December 31, 2004 and 2003, the accrued pension cost was $45.1 million and $38.7 million, the benefit obligation was $55.5 million and $51.9 million, and the accumulated benefit obligation was $48.9 million and $44.4 million, respectively.

The Company does not expect to contribute to its U.S. funded plans in 2005. For the U.K. plans, relating primarily to discontinued operations, expected employer contributions for 2005 are $5.3 million.

Due primarily to poor market returns and a reduction in the discount rate used to determine the aggregate accumulated benefit obligation in 2002, at December 31, 2002 the aggregate accumulated benefit obligation of the Non-U.S. plans exceeded the aggregate fair value of plan assets. In 2002, the Company recorded $10.9 million to recognize the corresponding minimum liability, resulting in an after tax charge to accumulated other comprehensive loss of $7.6 million. In 2003, a further reduction in the discount rate resulted in the Company recording an additional $2.9 million increase to the minimum liability, which was charged to accumulated other comprehensive loss. In 2003, the Company recorded valuation allowances for the tax benefits resulting from the 2002 and 2003 minimum pension liabilities recorded. The valuation allowance related to the 2003 charge was recorded in other comprehensive income, resulting in a zero tax effect on the charge. The valuation allowance of $3.3 million related to the 2002 charge is included as a charge to the Company’s 2003 income tax provision. In 2004, positive market returns resulted in the Company recording $1.9 million reduction to the minimum liability, $1.3 million net of tax.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2004 and 2003 fiscal years are as follows:

	U.S		Non. U.S.
	2004	2003	2004	2003
Discount rate	6.00%	6.00%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	3.50%	3.25%

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and at December 31, 2004 and 2003, include 31,475 shares of UNOVA common stock. The asset allocation for the Company’s U.S pension plans as of December 31, 2004 and 2003 and the target allocation, by asset category, are as follows:

	Target	Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Allocation	2004	2003
Equity securities	65%	55%	51%
Debt securities	29%	31%	28%
Other	5%	12%	18%
Cash and cash equivalents	1%	2%	3%
Total	100%	100%	100%

Due to a partial settlement of the Company’s US defined benefit pension obligation in 2001, the majority of the Company’s US pension obligations are 30 to 50 years in the future. Consistent with this obligation, the Company’s investment strategy for the plan assets is to invest for strong long-term returns. As a result of the 2001 reversion of surplus pension plan assets, the allocation of assets among asset categories is different from the Company’s target allocation. The Company’s objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, represent primarily private equity-type investments and private placements.

Non-U.S. plan assets consist primarily of equity securities, U.K. government securities, and corporate bonds. The Company’s investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for the Company’s U.K. pension plans as of December 31, 2004 and 2003 and the target allocation, by asset category, are as follows:

	Target	Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Allocation	2004	2003
Equity securities	66%	66%	65%
Debt securities	34%	34%	34%
Cash and cash equivalents and other	0%	0%	1%
Total	100%	100%	100%

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

In 2004, 2003 and 2002 the Company offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $2.4 million, $0.1 million and $4.7 million, respectively. A summary of the components of net periodic pension expense (income) for the Company’s defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense (income):
Service cost	$9,670	$5,148	$8,571	$5,205	$11,498	$3,770
Interest cost	8,953	9,429	7,439	7,960	5,928	6,832
Expected return on plan assets	(9,792)	(9,694)	(9,893)	(9,655)	(11,238)	(9,650)
Amortization of prior service cost	717	—	719	—	724	—
Recognized net actuarial loss (gain)	3,146	1,917	610	224	(74)	(149)
Amortization of transition asset	(42)	(339)	(257)	(303)	(314)	(275)
Special termination benefits	2,430	—	71	—	4,746	—
	15,082	6,461	7,260	3,431	11,270	528
Defined contribution plans	2,794	1,386	2,877	1,199	3,428	1,162
Net periodic pension expense	$17,876	$7,847	$10,137	$4,630	$14,698	$1,690

Net periodic pension expense of $6.2 million, $3.3 million and $0.6 million, relating to the Company’s non-U.S. plans is classified as loss from discontinued operations on the Company’s consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively. The portion of U.S. plan net periodic pension expense classified as loss from discontinued operations is $5.1 million, $3.0 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.75%	7.25%	5.50%	5.75%	6.25%
Expected return on plan assets	9.00%	9.00%	9.25%	7.50%	7.75%	8.00%
Rate of compensation increase	4.00%	4.25%	4.50%	3.50%	3.25%	3.50%

Management’s analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 9.0% for the September 30, 2004 measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Management’s analysis of the asset rate of return assumptions for the U.K. plans supports a long term rate of return of approximately 7.5% to 8.0% based on the long-term perspective of the investments and the historical results of investments funds. Management has set the Company’s weighted average rate of return assumption at 7.7% for the September 30, 2004 measurement date.

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

The table below sets forth the expected future pension benefit payments for the next five years and the following five year period (millions of dollars):

Years	U.S.	Non-U.S.
2005	$4.6	$6.8
2006	4.8	7.1
2007	5.0	7.2
2008	5.9	7.5
2009	6.6	7.6
2010 through 2014	47.0	41.3

Other Postretirement Benefits

In addition to pension benefits, certain of the Company’s U.S. employees are covered by postretirement health care and life insurance benefit plans provided by UNOVA. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of the Company’s other postretirement benefits and amounts recognized in the Company’s balance sheets (thousands of dollars):

	December 31,
	2004	2003
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$50,606	$64,955
Service cost	156	474
Interest cost	2,758	3,976
Amendment	—	(15,669)
Actuarial loss (gain)	(7,171)	1,432
Benefits paid	(4,380)	(4,562)
Benefit obligation at end of year	41,969	50,606
Funded status	(41,969)	(50,606)
Unrecognized net actuarial loss	13,430	21,516
Unrecognized prior service cost	(12,872)	(14,068)
Accrued postretirement benefit obligation	$(41,411)	$(43,158)

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

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

A summary of the Company’s net periodic postretirement benefit cost is as follows (thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Components of net periodic postretirement benefit cost:
Service cost	$156	$474	$847
Interest cost	2,758	3,976	4,183
Recognized actuarial loss and transition obligation	915	685	853
Amortization of prior service cost	(1,196)	—	—
Net periodic postretirement benefit cost	$2,633	$5,135	$5,883

For years ended December 31, 2004, 2003 and 2002, $2.4 million, $4.8 million, and $5.6 respectively, of the net periodic postretirement benefit cost is classified as loss from discontinued operations on the Company’s consolidated statements of operations.

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 6.00%, 6.00% and 6.75% at December 31, 2004, 2003 and 2002, respectively. The assumed health care cost trend rate for fiscal year 2004 was 10.33% and is projected to decrease over 13 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $2.9 million, while a one-percentage point decrease results in a decrease of $2.5 million.In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed into law. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement health care plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Act. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 31, 2003. For the year ended December 31, 2004, the effect of the subsidy is a reduction in postretirement benefit expense of $0.5 million comprising a decrease in interest cost of $0.2 million and a decrease in the amortization of the actuarial experience gain of $0.3 million. The Company’s accumulated postretirement benefit obligation (APBO) was reduced by $4.9 million at December 31, 2003, for the subsidy related to benefits attributed to past service. The Act is expected to reduce postretirement benefit payments for the next five years and the subsequent five year period as shown in the following table, (millions of dollars):

Years
2005	$(0.0)
2006	(0.4)
2007	(0.4)
2008	(0.4)
2009	(0.5)
2010 through 2014	(2.4)

Note K:   Pension and Other Postretirement Benefit Plans (Continued)

The following table sets forth the expected postretirement benefit payments, including the impact of the Act, for the next five years and the subsequent five year period (thousand of dollars):

Years
2005	$4.2
2006	3.9
2007	3.8
2008	3.7
2009	3.5
2010 through 2014	16.6

Note L:   Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in the Company’s warranty liability from continuing operations during the years ended December 31, 2004 and 2003 (thousands of dollars):

	Year Ended December 31,
	2004	2003
Beginning balance	$6,179	$4,220
Payments	(5,892)	(6,032)
Increase in liability (new warranties issued)	4,823	7,877
Adjustments (pre-existing warranties)	(236)	—
Currency translation adjustment	4	114
Ending Balance	$4,878	$6,179

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002 in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. The Company has responded to the Complaint. A trial date has been scheduled for the second quarter of 2005. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result, it is possible that cash flows or results of discontinued operations could be materially affected in that period or subsequent periods.

On March 11, 2005, Symbol Technologies, Inc. (“Symbol”) announced that it had filed a lawsuit against Intermec for wireless patent infringement. The complaint does not contain sufficient details for the Company to assess what Symbol will claim regarding the relationship between its cited patents and Intermec products. However, based on prior Company analysis of the cited Symbol patents, the Company believes it has substantial defenses to each of those patents and as such, the ultimate resolution of this complaint would not have a material adverse effect on the Company’s consolidated financial position. As with all claims brought against the Company, the Company intends to vigorously defend itself and contest the claims made in the suit. Additionally, Symbol announced that it intends to terminate its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines. The Company believes that a cancellation of the OEM agreement by Symbol would not have an adverse impact on its future operations.

Note L:   Litigation, Commitments and Contingencies (Continued)

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of the Tower Automotive Products Co. case discussed above, will not have a material adverse effect on the Company’s consolidated financial statements.

Note M:   Related Party Transactions

At December 31, 2004 and 2003, other assets include a receivable due from a certain non-executive Company officer of $0.2 million.

During 2002 and 2003, Unitrin, Inc., a significant shareholder of the Company, owning approximately 21% of the Company’s outstanding common shares, and various of its subsidiaries ("Unitrin") participated as a lender in relation to the Company’s long term debt in the form of a term loan. In January 2003, the Company paid off the remaining $16.2 million balance of the term loan. Interest expense associated with amounts funded by Unitrin was $0.2 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively.

In January 2005 Unitrin’s Life and Health Insurance segment agreed to hire the Company’s Intermec subsidiary to develop the software for the next generation of Life and Health Insurance’s handheld computers.

Note N:   Segment Reporting

The Company’s, Automated Data Systems segment (“ADS”), comprises the Company’s wholly-owned subsidiary Intermec Technologies Corporation (“Intermec”). Corporate and other amounts include corporate operating costs and currency transaction gains and losses. Assets classified as corporate and other amounts consist of cash and cash equivalents, prepaid pension costs, deferred tax assets and other corporate assets. Intrasegment transactions have been eliminated and there are no material intersegment transactions. The following table sets forth the Company’s operations and total assets by business segment (millions of dollars):

	Year Ended December 31,	Automated Data Systems	Corporate And other Amounts		Total
Revenues	2004	$811.3	$—		$811.3
	2003	706.6	—		706.6
	2002	744.4	—		744.4
Operating profit (loss)	2004	89.7	(25.0	)(A)	64.7
	2003	65.8	(23.1	)(B)	42.7
	2002	110.1	(30.5	)(C)	79.6
Capital expenditures	2004	10.2	0.1		10.3
	2003	11.4	0.5		11.9
	2002	6.3	—		6.3
Depreciation and amortization expense	2004	10.7	0.1		10.8
	2003	13.8	0.3		14.1
	2002	17.8	0.6		18.4
Total assets at year end	2004	340.3	500.0		840.3	(D)
	2003	299.5	475.2		774.7	(E)
	2002	263.8	425.7		689.5	(F)

(A)               Includes special charges of $1.3 million (See Note G)

(B)                Includes special charges of $1.7 million (See Note G)

(C)               Includes special charges of $6.4 million (See Note G)

(D)               Excludes $232.4 million of assets of discontinued operations

(E)               Excludes $316.1 million of assets of discontinued operations

(F)                Excludes $435.3 million of assets of discontinued operationsRevenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenues. The following table sets forth the Company’s revenues by geographic region (millions of dollars):

	Year Ending December 31,
	2004	2003	2002
United States	$444.1	$395.7	$493.5
Europe	237.2	210.7	159.5
Other Regions	130.0	100.2	91.4
Total	$811.3	$706.6	$744.4

Note N:   Segment Reporting (Continued)

The following table sets forth the Company’s long-lived assets by geographic region (millions of dollars):

	December 31,
	2004	2003
United States	$81.5	$91.1
Europe	6.1	7.0
Other Regions	0.8	0.7
Total	$88.4	$98.8

UNOVA, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

	2004
	Q1	Q2		Q3	Q4
Revenues (A)	$193.0	$186.6		$194.8	$236.9
Gross Profit	89.1	77.6		78.7	98.0
Earnings from Continuing Operations	15.7	3.2		6.8	26.5
Net Earnings (Loss) (B)	10.5	5.7	(C)	5.9	(71.2)
Basic Earnings (Loss) per Share	0.17	0.09		0.10	(1.17)
Diluted Earnings (Loss) per Share	0.17	0.09		0.10	(1.14)
Common Stock Sales Price per Share:
High	26.63	22.43		20.24	25.59
Low	19.50	15.25		13.59	13.90

	2003
	Q1	Q2	Q3	Q4
Revenues (A)	$162.9	$179.0	$178.7	$186.0
Gross Profit	63.1	74.0	78.6	73.5
Earnings from Continuing Operations	(9.5)	5.4	8.4	10.8
Net Loss (B)	(14.9)	(0.8)	(1.3)	(2.3)
Basic Earnings (Loss) per Share	(0.25)	(0.01)	(0.02)	(0.04)
Diluted Earnings (Loss) per Share	(0.25)	(0.01)	(0.02)	(0.04)
Common Stock Sales Price:
High	6.68	11.95	16.50	25.23
Low	4.42	5.26	11.05	13.86

(A)     Excludes revenue from discontinued operations as follows (millions of dollars):

	2004	2003
First Quarter	$104.7	$110.8
Second Quarter	118.5	113.1
Third Quarter	121.9	110.1
Fourth Quarter	126.0	114.8

(B)     Includes special charges as follows (millions of dollars):

	2004	2003
First Quarter	$0.0	$0.3
Second Quarter	0.4	0.4
Third Quarter	0.7	0.2
Fourth Quarter	0.2	0.8

See Note G to the Company’s consolidated financial statements.

(C)     The Company previously reported net income of $5.6 million for the quarter ended June 30, 2004. As a result of adoption of the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 31, 2003, the Company’s net income increased by $0.1 million for the second quarter 2004.

Q-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2004	$11,927	$744		$(2,900)	$9,771
Year ended December 31, 2003	9,062	4,549		(1,684)	11,927
Year ended December 31, 2002	11,578	3,225		(5,741)	9,062

(A)               Primarily uncollectible accounts written off.

S-1

UNOVA, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1

Certificate of Incorporation of UNOVA, Inc., filed on October 22, 1997 as Exhibit 3A to Amendment No. 2 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.

3.2	By-laws of UNOVA, Inc., as amended on February 5, 1999, filed as Exhibit 3.2 to the Company’s 1998 annual report on Form 10-K, and incorporated herein by reference.
4.1

Credit Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. as Borrowers, the lenders which are parties hereto and Keybank National Association as Administrative agent, Lead Arranger and Book Manager and Keybank National Association as LC Issuer, dated as of September 30, 2004, filed as Exhibit 4.1 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

4.2

Security Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. and Keybank National Association as Administrative agent, dated as of September 30, 2004, filed as Exhibit 4.1 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

4.3

Credit Agreement among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited and Intermec Technologies U.K. Limited, as Borrowers, filed as Exhibit 4.2 to the Company’s March 31, 2004 quarterly report on Form 10-Q, dated as of February 9, 2004, and incorporated herein by reference.

4.4

Rights Agreement dated September 24, 1997, between UNOVA, Inc. and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.

4.5

Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.

4.6

Resignation, Appointment and Acceptance agreement dated March 16, 2001 among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, (the “Prior Trustee”), National City Bank of Indiana, (the “Successor”), and UNOVA, Inc. (the “Issuer”) in relation to the Indenture dated as of March 11, 1998.

4.7	Form of 6.875% Notes due March 15, 2005, issued by the Company under such indenture, filed as Exhibit 4.6 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.
4.8	Form of 7.00% Notes due March 15, 2008, issued by the Company under such indenture, filed as Exhibit 4.7 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.

From time to time other instruments defining the rights of holders of other long-term debt of the Company may not be filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

INDEX TO EXHIBITS (Continued)

10.1

Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.1 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.2

Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.2 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.3	UNOVA, Inc. 2002 Directors Stock Option and Fee Plan, as amended, effective January 1, 2005.*
10.4

Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.4 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.5	UNOVA, Inc. Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.6	Amendment No. 1 to the UNOVA, Inc. Director Stock Option and Fee Plan filed as Exhibit 10.13 to the Company’s September 30, 1999 quarterly report on Form 10-Q, and incorporated herein by reference.
10.7

Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to UNOVA Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.

10.8

Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., filed as Exhibit 10.3 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.9

Form of Change of Control Employment Agreements with Larry D. Brady, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.10

Amendment to the Form of Change of Control Employment Agreements with Larry D. Brady, Michael E. Keane and certain other officers of the Company, filed as Exhibit 10.6 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.

10.11

Form of Change of Control Employment Agreement with Thomas O. Miller, Ken Cohen and certain other officers of the Company, filed as Exhibit 10.7 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.

10.12	Form of Change of Control Employment Agreement with Robert T. Smith and certain other officers of the company.*
10.13	UNOVA, Inc. Restoration Plan, filed on August 18, 1997 as Exhibit 10.I to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.
10.14

UNOVA, Inc. Supplemental Executive Retirement Plan, filed on October 1, 1997 as Exhibit 10.H to Amendment No. 1 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.

10.15

Amendment No. 1 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated September 23, 1998, filed as Exhibit 10.22 to the Company’s September 30, 1998 quarterly report on Form 10-Q, and incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

10.16

Amendment No. 2 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated March 11, 1999, filed as Exhibit 10.15 to the Company’s 1998 annual report on Form 10-K, and incorporated herein by reference.

10.17

Amendment No. 3 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated March 15, 2000, filed as Exhibit 10.20 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.

10.18

Amendment No. 4 to UNOVA, Inc. Supplemental Executive Retirement Plan, dated July 11, 2000, filed as Exhibit 10.15 to the Company’s June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.

10.19

Board resolution dated July 25, 2000, amending the UNOVA, Inc. Executive Severance Plan, filed as Exhibit 10.23 to the Company’s June 30, 2000 quarterly report on Form 10-Q, and incorporated herein by reference.

10.20	UNOVA, Inc. Executive Survivor Benefit Plan, filed as Exhibit 10.17 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.
10.21	UNOVA, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.22

UNOVA, Inc. 1999 Stock Incentive Plan, filed as Annex A to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999 (the “1999 Proxy Statement”), and incorporated herein by reference.

10.23

UNOVA, Inc. 2001 Stock Incentive Plan, filed as Exhibit B to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.

10.24

Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.

10.25

Tender Offer to exchange certain outstanding options under the UNOVA, Inc. 1999 Stock Incentive Plan for restricted stock filed on Form SC TO-I/A dated October 9, 2001, and incorporated herein by reference.

10.26	UNOVA, Inc. Management Incentive Compensation Plan, filed as Annex B to the Company’s 2002 Proxy Statement, and incorporated herein by reference.
10.27

UNOVA, Inc. 2004 Omnibus Incentive Compensation Plan, filed as Appendix C to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholder held on May 6, 2004, and incorporated herein by reference.

10.28

2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the UNOVA, Inc. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), filed as exhibit 10.1 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

10.29

Form of Incentive Stock Option Agreement for awards under the UNOVA, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), filed as exhibit 10.2 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

10.30

Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as exhibit 10.3 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

10.31

Form of Restricted Stock Agreement for awards under the 2001 Plan and the 2004 Plan, filed as exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

10.32	Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as exhibit 10.5 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.
10.33

Restricted Stock Unit Agreement with Thomas O. Miller, under the 2004 Plan, dated as of May 6, 2004, filed as exhibit 10.6 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

10.34	Form of Performance Share Unit Agreement under the Long-Term Program, filed as exhibit 10.7 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.
10.35	Arrangement for Annual Incentives for 2004 and 2005, filed as exhibit 10.1 to the Company’s current report on Form 8-K, dated February 23, 2005, and incorporated herein by reference.
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2005.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2005.*
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2005.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 12, 2005.*

*                    Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities Exchange Commission.