Form 10-Q
period 2005-04-03
UNOVA INC
filed 2005-05-12
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

On April 30, 2005 there were 61,321,332 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2005

UNOVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 3, 2005	March 31, 2004

Revenues:
Product	$161,943	$142,606
Service	34,552	30,749
Intellectual property settlements	—	19,650
Total Revenues	196,495	193,005

Costs and Expenses:
Cost of product revenues	92,747	81,490
Cost of service revenues	20,886	17,980
Cost of intellectual property settlements	—	3,857
Selling, general and administrative	72,756	64,755
Total Costs and Expenses	186,389	168,082
Operating Profit from Continuing Operations	10,106	24,923
Interest, net	(2,126)	(3,068)
Foreign currency exchange, net	(15)	(420)
Earnings from Continuing Operations before Income Taxes	7,965	21,435
Provision for Income Taxes	(2,553)	(5,709)
Earnings from Continuing Operations, Net of Tax	5,412	15,726
Loss from Discontinued Operations, Net of Tax	(1,932)	(5,244)
Net Earnings	$3,480	$10,482

Basic Earnings (Loss) per Share
Continuing Operations	$0.09	$0.26
Discontinued Operations	(0.03)	(0.09)
Net Earnings per Share	$0.06	$0.17

Diluted Earnings (Loss) per Share
Continuing Operations	$0.09	$0.25
Discontinued Operations	(0.03)	(0.08)
Net Earnings per Share	$0.06	$0.17

Shares Used in Computing Basic Earnings (Loss) per Share	61,093	60,188

Shares Used in Computing Diluted Earnings (Loss) per Share	62,813	62,126

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	April 3, 2005	December 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$155,150	$217,899
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $9,102 and $9,771	162,184	157,833
Inventories	93,165	80,854
Net deferred tax assets	58,730	81,769
Assets held for sale	14,196	19,748
Current assets of discontinued operations	52,214	211,116
Other current assets	9,987	8,831
Total Current Assets	545,626	828,050
Property, Plant and Equipment, Net of Accumulated Depreciation of $100,845 and $99,714	30,462	30,375
Intangibles, Net	3,972	4,072
Net Deferred Tax Assets	192,127	134,978
Long Term Assets of Discontinued Operations	20,504	21,238
Other Assets	59,868	53,964
Total Assets	$852,559	$1,072,677

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$176,902	$160,001
Payroll and related expenses	24,510	30,077
Current portion of long-term debt	8,500	108,500
Current liabilities of discontinued operations	31,327	130,257
Total Current Liabilities	241,239	428,835
Long-term Debt	100,000	100,000
Other Long-term Liabilities	86,751	86,220
Long-term Liabilities of Discontinued Operations	12,112	46,388

Shareholders’ Investment:
Common stock	611	611
Additional paid-in capital	706,235	703,416
Accumulated deficit	(303,215)	(306,695)
Accumulated other comprehensive income	8,826	13,902
Total Shareholders’ Investment	412,457	411,234
Total Liabilities and Shareholders’ Investment	$852,559	$1,072,677

See accompanying notes to consolidated financial statements.

UNOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	April 3, 2005	March 31, 2004

Cash and Cash Equivalents at Beginning of Period	$217,899	$238,447

Cash Flows from Operating Activities of Continuing Operations:
Net earnings from continuing operations	5,412	15,726
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,313	2,865
Change in prepaid pension costs, net	2,994	2,463
Deferred taxes	(34,110)	1,158
Loss on sale of discontinued operations	34,723	—
Stock-based compensation and other	(55)	573
Changes in operating assets and liabilities:
Accounts receivable	8,868	(1,041)
Inventories	(12,758)	(8,062)
Other current assets	(1,329)	2,639
Accounts payable and accrued expenses	63	2,268
Payroll and related expenses	(6,935)	(4,384)
Other long-term liabilities	584	(1,429)
Other operating activities	(34)	252
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	(264)	13,028

Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	(2,624)	(2,212)
Sale of property, plant and equipment	6,000	70
Other investing activities	152	(69)
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	3,528	(2,211)

Cash Flows from Financing Activities of Continuing Operations:
Decrease in restricted cash	50,000	—
Repayment of long-term obligations	(100,000)	—
Stock options exercised	1,269	1,686
Other financing activities	(302)	4
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	(49,033)	1,690
Net Cash Provided by (Used in) Continuing Operations	(45,769)	12,507
Net Cash Used in Operating Activities of Discontinued Operations	(17,221)	(22,633)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	241	(791)
Resulting Decrease in Cash and Cash Equivalents	(62,749)	(10,917)
Cash and Cash Equivalents at End of Period	$155,150	$227,530

Supplemental Disclosure of Cash Flow Information:
Effect of exchange rates on cash and cash equivalents	$(2,449)	$1,126
Interest paid	(7,987)	(7,326)
Income taxes paid	(1,450)	(2,023)

See accompanying notes to consolidated financial statements.

UNOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.         Basis of Presentation

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”), through its wholly owned subsidiary Intermec Technologies Corporation (“Intermec”), is a leader in global supply chain solutions, the development, manufacture and integration of wired and wireless automated data collection,  Intellitag® RFID (radio frequency identification), mobile computing systems, bar code printers and label media. Intermec products and services are used by customers to improve productivity, quality and responsiveness of business operations such as supply chain management, warehouse operations, inventory management, field service, in-transit visibility, direct-store delivery, store operations and store management. Intermec products and services are sold globally to a diverse set of customers in markets such as industrial manufacturing, transportation and logistics, retail, consumer goods and government.

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS segment no longer aligned with the Company’s long-term strategy. Company management believes that divesting the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes. During the quarter ended April 3, 2005, the Company completed the sale of the Cincinnati Lamb business and intends to sell the Landis Grinding Systems business as a going concern within the 2005 fiscal year (see Note 5 to the consolidated financial statements). All prior periods presented have been restated to reflect this classification.

Beginning in 2005, the Company's interim financial periods are based on a thirteen week internal accounting calendar.  The Company does not believe this change has any material impact on the comparability of the financial statements.  The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.         Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and basic and diluted earnings per share from continuing operations for the quarters ended April 3, 2005, and March 31, 2004, would have been reduced to the pro forma amounts indicated in the following table (thousands of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Net earnings as reported	$3,480	$10,482
Add: stock compensation expense recorded under the intrinsic value method, net of tax effect	484	173
Less: pro forma stock compensation expense computed under the fair value method, net of tax effect	(2,848)	(821)
Pro forma net earnings	$1,116	$9,834

Net earnings per share as reported:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

Pro forma net earnings per share:
Basic	$0.02	$0.16
Diluted	$0.02	$0.16

During the quarter ended April 3, 2005, the Company issued 138,820 shares of Common Stock under its stock compensation plans, including 133,402 shares issued upon the exercise of options, 4,666 shares of restricted stock and 752 shares issued under the Employee Stock Purchase Plan and Directors Stock Option and Fee Plan. Also during the quarter ended April 3, 2005, 63,736 shares of restricted stock vested due to completion of the vesting period.

3.         Inventories

Inventories comprise the following (thousands of dollars):

	April 3, 2005	December 31, 2004

Raw materials	$62,716	$53,714
Work in process	213	304
Finished goods	30,236	26,836
Inventories	$93,165	$80,854

4.         Long-term Debt and Interest, net

As of April 3, 2005 the Company maintains two secured long-term credit facilities: a $100 million revolving credit facility (the “Revolving Facility”) and a £15 million ($28.1 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at April 3, 2005, of $32.3 million under the Revolving Facility and no borrowing capacity under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first quarter of 2005, and as of April 3, 2005, no borrowings were outstanding under either the Revolving

Facility or the UK Facility. As of April 3, 2005, the Company was in compliance with the financial covenants of each of these agreements.

The key terms of the Revolving Facility are as follows:

•      The Company’s obligations under the Revolving Facility are secured by substantially all the U.S. assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•      Borrowings under the Revolving Facility bear interest at a variable rate equal to (at the Company’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the Bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•      If the Company sells subsidiaries within its Industrial Automation Systems segment, the net proceeds, or a portion thereof, as defined in the agreement, must be applied to repay borrowings outstanding under the Revolving Facility.

•      Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. This cash restriction has been removed as of April 3, 2005.

•      The Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•      Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. In March 2005, the Company retired the $100.0 million seven-year notes.

The Company additionally has outstanding an $8.5 million industrial revenue bond, bearing interest at 4.57%, maturing in July 2005, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

Interest, net comprises the following (thousands of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Interest expense	$3,928	$4,009
Interest income	(1,802)	(941)
Interest, net	$2,126	$3,068

The Company also has letter-of-credit reimbursement agreements totaling $47.2 million at April 3, 2005, compared to $53.6 million at December 31, 2004.  As of April 3, 2005, $21.2 million of the agreements related to performance on contracts with current customers and vendors, and $26.0 million of the agreements related to customer contracts assumed by the purchaser of Cincinnati Lamb the operations sold.  The Company is indemnified by the purchaser on the entire $26 million of letter-of-credit agreements and under the terms of the sale the purchaser is required to provide a backup letter of credit for certain of these commitments in the aggregate amount of $8.9 million.  The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

5.         Discontinued Operations

During the fourth quarter of 2004, the Company committed to a plan to dispose of its IAS businesses, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS businesses are no longer aligned with the Company’s long-term strategy. During the first quarter of 2005, the Company completed the sale of the Cincinnati Lamb business. The Company intends to sell the Landis Grinding Systems business during the 2005 fiscal year. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS businesses are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business.  The consideration received for the Cincinnati Lamb business includes (i) a receivable of $16 million, paid on April 4, 2005,  (ii) a long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, the Company estimates it will reimburse to the buyer up to $12.6 million for accounts payable related to the Cincinnati Lamb business, subject to final purchase price adjustment.  Based on the terms of the agreement, the buyer has 90 days from the transfer date to review the preliminary closing balance sheet.

The long-term note receivable collateralized by the assets sold has a face value of $10.0 million and bears interest at an annual rate of LIBOR plus three percent, with interest payable quarterly. Principal payments on the note are due in five equal semiannual installments of $2.0 million beginning October 2006. The estimated fair value of the note of $8.4 million is based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent.

The Company’s consolidated balance sheet as of April 3, 2005 classifies the $16 million of cash received on April 4, 2005 in accounts receivable, the $8.4 million long-term note receivable in other assets, and the accrual of reimbursable payables of $12.6 million in accounts payable and accrued expenses.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following:

Current Assets:
Accounts receivable, net	$125,217
Inventories, net	33,684
Other current assets	5,279
Impairment of current assets	(10,563)
Total current assets	153,617

Current Liabilities:
Accounts payable and accrued expenses	71,280
Accrued payroll	6,470
Total current liabilities	77,750

Long-term Liabilities	39,127
Net Assets Sold	$36,740

Long-term liabilities in the above table represent pension and post-retirement obligations assumed by the buyer (see Note 13).

The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability, related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). The Company also incurred $5.3 million of transaction related expense primarily for severance and professional services.

The following table sets forth the components of the loss from discontinued operations, net of tax, for the quarters ended April 3, 2005 and March 31, 2004 (thousands of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Product and service revenues	$114,534	$104,665

Operating loss	(5,834)	(5,655)
Loss on sale of Cincinnati Lamb	(34,723)	—
Loss from discontinued operations before tax	(40,557)	(5,655)
Benefit for income taxes	38,625	411
Loss from discontinued operations, net of tax	$(1,932)	$(5,244)

The tax benefit for the quarter ended April 3, 2005 reflects an effective tax rate of 95.2% compared to the U.S. statutory tax rate of 35%. The increase is primarily due to $24.8 million of tax benefits from the disposition of the Cincinnati Lamb business. These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The tax benefit for the quarter ended March 31, 2004 reflects an effective tax rate of 7.3%.  The reduction from the statutory rate of 35% is primarily due to adjustments to state deferred tax assets in the amount of $1.6 million.

The table below sets forth the assets and liabilities of discontinued operations as of April 3, 2005 and December 31, 2004 (thousands of dollars):

	April 3, 2005	December 31, 2004
Current assets of discontinued operations:
Accounts receivable, net	$27,656	$160,118
Inventories, net	23,563	55,926
Other current assets	995	5,635
Impairment of current assets		(10,563)
Total current assets of discontinued operations	52,214	211,116

Long-term assets of discontinued operations:
Property, plant and equipment, net	12,599	13,356
Goodwill and other intangibles, net	7,796	7,796
Other Assets	109	86
Total long-term assets of discontinued operations:	20,504	21,238

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	27,444	117,026
Accrued payroll	3,883	13,231
Total current liabilities of discontinued operations	31,327	130,257
Long-term liabilities of discontinued operations	12,112	46,388
Net assets of discontinued operations	$29,279	$55,709

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of April 3, 2005 and March 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of April 3, 2005, accumulated other comprehensive income on the Company's consolidated balance sheet includes a credit balance of $9.0 million related to Landis Grinding Systems cumulative translation adjustments.

6.         Provision for Income Taxes

The tax provision for the quarter ended April 3, 2005 reflects an effective tax rate for continuing operations of 32.1% compared to a U.S. statutory rate of 35%.  The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

The tax provision for the quarter ended March 31, 2004 reflects an effective tax rate for continuing operations of 26.6%.  The reduction from the statutory rate of 35% is primarily due to the recognition of $2.6 million of previously unrecognized state deferred tax assets.

7.         Earnings per Share and Shareholders’ Investment

Basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Quarter Ended
	April 3, 2005	March 31, 2004

Weighted average common shares - Basic	61,092,942	60,187,811
Dilutive effect of unvested restricted shares and stock options	1,719,661	1,938,300
Weighted average shares - Diluted	62,812,603	62,126,111

As of April 3, 2005, Company employees and directors held options to purchase 106,500 shares of Company common stock that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings.

8.         Comprehensive Earnings (Loss)

The Company’s comprehensive earnings (loss) amounts comprise the following (thousands of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Net earnings	$3,480	$10,482
Change in equity due to foreign currency translation adjustments	(14,220)	(2,030)
Change in equity due to minimum pension liability adjustment	9,144	—
Comprehensive earnings (loss)	$(1,596)	$8,452

Foreign currency translation adjustments for the quarter ended April 3, 2005 in the above table include a credit balance cumulative translation adjustment of $8.3 million which was reclassified from OCI to net earnings as a result of the Cincinnati Lamb sale.

9.         Intellectual Property Settlements

During the first quarter of 2004, the Company received compensation in relation to one settlement regarding certain of its intellectual property (“IP”). The terms of this settlement are confidential. The operating profit from the IP settlement, net of legal fees, for the quarter ended March 31, 2004, was $15.8 million. IP settlement compensation is classified as sales revenues and the related legal costs are classified as cost of sales on the Company’s consolidated statements of operations.

10.      Segment Reporting

The Company’s Intermec segment provides products and services include rugged mobile computing solutions, wireless and automated data collection systems for field workers, on-premises and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. Intermec’s rugged and robust systems, solutions and services enable Intermec’s customers to more efficiently and effectively manage their supply chains and fulfillment activities.

Corporate and other amounts include corporate operating costs. Intercompany transactions have been eliminated. The following table sets forth the Company’s operations by business segments (thousands of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Sales And Service Revenues from Continuing Operations
Intermec:
Product and Service Revenues	$196,495	$173,355
Intellectual Property Settlements Revenue	—	19,650
Total Intermec Revenues	196,495	193,005
Corporate and Other	—	—
Total Revenues	$196,495	$193,005

Operating Profit (Loss) from Continuing Operations
Intermec:
Product and Service	$16,040	$12,253
Intellectual Property Settlements	—	15,793
Total Intermec Operating Profit	16,040	28,046
Corporate and Other	(5,934)	(3,123)
Total Operating Profit from Continuing Operations	$10,106	$24,923

11.      Related Party Transactions

At December 31, 2004, other assets included a receivable due from a certain non-executive Company officer of $0.2 million. As of April 3, 2005, this receivable was paid off.

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

Product Warranty Liabilities

Beginning balance as of January 1, 2005	$4,878
Payments	(1,801)
Increase in accrual for new warranties issued	2,177
Ending balance as of April 3, 2005	$5,254

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company does not believe there is any significant exposure related to such guarantees and therefore has not recorded a liability as of April 3, 2005, or December 31, 2004. The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on the Company’s financial position or results of operations.

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

On March 11, 2005, Symbol Technologies, Inc. (“Symbol”) announced its intent to terminate its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to the Company. On the same date, Symbol filed a lawsuit seeking a declaratory judgment that its termination of the OEM agreement is lawful. The Company believes that the cancellation of the OEM agreement by Symbol will not have a material adverse effect on operations.

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec for wireless patent infringement. On March 23, 2005, the Company filed its answer to Symbol’s wireless patent infringement complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. The Company simultaneously filed its answer to Symbol’s declaratory judgment action and filed counterclaims against Symbol for breach of the OEM agreement. On April 28, 2005, Symbol announced that it had filed a lawsuit against Intermec for infringing Symbol’s barcode decoding patents.

The Complaints in Symbol’s wireless and barcode decoding lawsuits do not contain sufficient details for the Company to assess what Symbol will claim regarding the relationship between its cited patents and Intermec products. However, based on prior Company analysis of the cited Symbol patents, the Company believes it has substantial defenses to each of those patents and the Company intends to vigorously defend itself against the claims made in Symbol’s lawsuits. Accordingly, the Company believes that the ultimate resolution of this complaint would not have a material adverse effect on the Company’s consolidated financial position.

13.      Pension and Other Postretirement Benefit Plans

The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R):

Components of Net Pension and Postretirement Periodic Benefit Cost for quarters ended April 3, 2005 and March 31, 2004 are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Service Cost	$2,404	$2,459	$1,269	$1,449	$34	$39
Interest Cost	2,520	2,242	2,548	2,361	1,063	745
Expected return on plan assets	(2,506)	(2,448)	(2,646)	(2,428)	—	—
Amortization and deferrals:
Transition (asset)	—	(11)	(87)	(85)	—	—
Actuarial Loss	850	787	515	480	324	287
Prior service cost (benefit)	179	179	—	—	(598)	(299)
Curtailment loss (gain)	57	—	(5,396)	—	(12,274)	—
Settlement (gain)	—	—	(332)	—	(21,090)	—
Special termination benefits	264	—	—	—	—	—
	$3,768	$3,208	$(4,129)	$1,777	$(32,541)	$772

The Company’s pre-tax loss on the sale of Cincinnati Lamb in the first quarter of 2005 (see Note 5) takes into consideration the curtailment and settlement gains totaling $39.1 million, comprising $33.4 million relating to the postretirement benefit plans, and $5.7 million relating to the Non-U.S. Defined Benefit Plans.  These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer.  In addition, the pre-tax loss on the sale of Cincinnati Lamb includes a loss of $12.9 million representing the cumulative adjustment to recognize the minimum pension liability of the Company’s Non-U.S. defined benefit plans, which prior to the sale, had been deferred in the other comprehensive loss component of shareholders’ investment on the Company’s consolidated balance sheets.

During the quarter ended April 3, 2005, the Company contributed approximately $4.0 million to its pension and other postretirement benefit plans, comprising $0.6 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.8 million in matching contributions to its 401(k) plan, $1.6 million in contributions to its foreign pension plans, and $1.0 million in benefits paid pertaining to its other postretirement benefits plans. The Company presently anticipates contributing an additional $5.0 million to these plans during the remainder of 2005, of which $1.7 million relates to benefit payments on its unfunded U.S. defined benefit plans, $1.4 million in matching contributions to its 401(k) plan, $0.9 million in contributions to its foreign pension plans and $1.0 million in benefit payments pertaining to its other postretirement benefit plans.

14.      Recent Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R and will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. The Company has not yet determined whether the adoption of SFAS 123R will result in an impact to its consolidated financial statements similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 2.     MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UNOVA, Inc. and subsidiaries (“UNOVA” or the “Company”), through its wholly owned subsidiary Intermec Technologies Corporation (“Intermec”), is a leader in global supply chain solutions, the development, manufacture and integration of wired and wireless automated data collection,  Intellitag® RFID (radio frequency identification), mobile computing systems, bar code printers and label media. Intermec products and services are used by customers to improve productivity, quality and responsiveness of business operations such as supply chain management, warehouse operations, inventory management, field service, in-transit visibility, direct-store delivery, store operations and store management. Intermec products and services are sold globally to a diverse set of customers in markets such as industrial manufacturing, transportation and logistics, retail, consumer goods and government.

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS segment no longer aligned with the Company’s long-term strategy. Company management believes that divesting the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes (see Note 5 to the consolidated financial statements). All prior periods presented have been restated to reflect this classification.

During the quarter ended April 3, 2005, the Company completed the sale of the Cincinnati Lamb business and intends to sell the Landis Grinding division as a going concern within the 2005 fiscal year. The IAS businesses are leading producers of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. The IAS businesses include integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine manufacturing industries as well as the industrial components, heavy equipment and general job shop markets.

The Company’s strategy for its Intermec segment revolves around continued investment in technology, intellectual property, research and development and innovation; expanding and strengthening the product portfolio; providing integrated solutions; partnering with global industry leaders; delivering value to customers and working to reduce costs and improve profitability; and working to profitably increase market share and the scale of the business. The technology and innovation for which the Company focuses its research and development efforts are related to developing products, processes and services that help improve productivity, efficiency, information and controls in a variety of manufacturing, distribution, retail, field service and logistics supply chain applications.

The Intermec results appear to confirm management’s belief that Intermec products tend to lead IT spending recoveries due to the high returns on investment and short payback periods associated with customer implementation of the Company’s systems and solutions. The Company believes that there are future growth opportunities for Intermec products as a result of increasing interest in RFID (radio frequency identification), the next generation item-tracking technology; increasing interest in item-tracking technologies within the government market, such as Defense and Homeland Security; improved access for Intermec to non-traditional markets as a result of broadening the product line to support these markets; and partnering arrangements with industry leaders to provide integrated solutions. The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

Results of Operations

The following discussion compares the Company’s results of operations for the fiscal quarters ended April 3, 2005 and March 31, 2004. Results from continuing operations include the Intermec segment and the Corporate and Other segment. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (millions of dollars):

	Quarter Ended
	April 3, 2005	March 31, 2004

Revenues:
Product and service	$196.5	$173.3
Intellectual property settlements	—	19.7
Total Revenues	196.5	193.0

Costs and Expenses:
Cost of product and service revenues	113.6	99.5
Cost of intellectual property settlements	—	3.9
Selling, general and administrative	72.8	64.7
Total Costs and Expenses	186.4	168.1

Operating Profit from Continuing Operations	10.1	24.9
Interest, net	(2.1)	(3.1)
Foreign currency exchange, net	—	(0.4)
Earnings from Continuing Operations before Income Taxes	8.0	21.4
Provision for Income Taxes	2.6	5.7
Earnings from Continuing Operations, net of tax	5.4	15.7
Loss from Discontinued Operations, net of tax	(1.9)	(5.2)
Net Earnings	$3.5	$10.5

Revenues

Revenues by category and as a percentage of related revenues from continuing operations for the quarters ended April 3, 2005 and March 31, 2004 were as follows (millions of dollars):

	Quarter Ended
	April 3, 2005		March 31, 2004
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Product	$161.9	82.4%	$142.6	73.9%
Service	34.6	17.6%	30.7	15.9%
Intellectual Property Sales and Settlements	—	—	19.7	10.2%
Total Revenues	$196.5	100.0%	$193.0	100.0%

	Amount	Percent
Product and Service Revenue Growth (Quarter ended April 3, 2005 v. quarter ended March 31, 2004):
Product	$19.3	13.5%
Service	3.9	12.7%
Total Product and Service Revenues	$23.2	13.4%

Product revenues for the quarter ended April 3, 2005, were $161.9 million, an increase of $19.3 million, or 13.5%, compared with corresponding prior year period. For the quarter ended April 3, 2005, systems and solutions revenue increased by 10.9%, printer/media products increased 16.0% and service increased by 12.4% over the corresponding prior year period. Geographically, product and service revenue for Europe, Middle East and Africa increased 11.2%, North America increased 10.9%, and the rest of the world increased 33.0% compared to the corresponding prior year period.

Intermec operating results for quarter ended March 31, 2004 include $19.7 million of revenue and $15.8 million of operating profit from compensation related to a settlement regarding certain of the Company’s intellectual property (“IP settlements”). The Company is currently the plaintiff in a patent infringement lawsuit regarding its battery power-management patents which may result in future revenue and operating profit. Settlements relating to the battery power-management patents have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. In addition, the Company is also the plaintiff in various patent infringement lawsuits. Management cannot predict the outcome, timing or amount of future settlements or judgments.

Gross Profit

Gross profit and gross margin by revenue category for the quarter ended April 3, 2005 and March 31, 2004 were as follows (millions of dollars):

	Quarter Ended
	April 3, 2005		March 31, 2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$69.2	42.7%	$60.4	42.4%
Service	13.7	39.6%	12.8	41.5%
Intellectual Property Sales and Settlements	—	—	15.8	80.4%
Total Gross Profit and Gross Margin	$82.9	42.2%	$89.0	46.1%

Product and service gross profit for the quarter ended April 3, 2005 increased $9.7 million, or 13.3% compared to the corresponding prior year period. The improvement in gross profit is due to the increase in revenues as the product gross margin was consistent with the corresponding prior year period and service gross margin was down by approximately 2 points due to an isolated charge in the quarter for certain service parts.

Operating Profit

Operating profit and operating profit percentage by revenue category for quarter ended April 3, 2005, and March 31, 2004 were as follows (millions of dollars):

	Quarter Ended
	April 3, 2005		March 31, 2004
	Operating Profit	Operating Profit Margin	Operating Profit	Operating Profit Margin

Operating Profit from Continuing Operations Intermec:
Product and Service	$16.0	8.2%	$12.2	7.1%
Intellectual Property Sales and Settlements	—	—	15.8	80.4%
Total Intermec	16.0		28.0

Corporate and Other	(5.9)	(3.0)%	(3.1)	(1.6)%
Total Operating Profit from Continuing Operations	$10.1		$24.9

Product and service operating profit for the quarter ended April 3, 2005 increased $3.8 million, or 31.1%, compared to the corresponding prior year period.

Operating expenses for Corporate and Other were $5.9 million and $3.1 million for the quarters ended April 3, 2005, and March 31, 2004, respectively. The 2005 period includes $1.3 million of expense related to compliance with the internal control provision of Sarbanes-Oxley section 404 and the year end audit. Corporate and Other expenditures for the first quarter of 2004 included the reversal of a $2.0 million legal accrual due to a favorable ruling in an Intellectual Property dispute during the quarter.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $72.8 million and $64.8 million for the quarters ended April 3, 2005 and March 31, 2004, respectively. Intermec’s SG&A expense of $66.9 million represents an increase of $5.2 million compared to the corresponding prior year period. SG&A decreased to 34.0% of product and service revenue in the first quarter of 2005 compared to 35.6% in the corresponding 2004 period. The decrease in SG&A expense as a percentage of product and service revenue was primarily due to the ability to leverage Intermec’s SG&A structure as product and service revenues increase. Intermec’s R&D expense was 7.9% of product and service revenues for the quarter ended April 3, 2005 compared with 9.1% for the corresponding prior year period.

Interest, Net

Net interest expense was $2.1 million for the quarter ended April 3, 2005, compared with $3.1 million for the corresponding prior year period, reflecting higher interest income on cash and cash equivalents during the quarter ended April 3, 2005, compared to the corresponding prior year period.

Provision for Income Taxes

The tax provision for the quarter ended April 3, 2005 reflects an effective tax rate for continuing operations of 32.1% compared to a U.S. statutory rate of 35%.  The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

The tax provision for the quarter ended March 31, 2004 reflects an effective tax rate for continuing operations of 26.6%.  The reduction from the statutory rate of 35% is primarily due to the recognition of $2.6 million of previously unrecognized state deferred tax assets.

Loss from Discontinued Operations

During the fourth quarter of 2004, the Company committed to a plan to dispose of its IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS businesses are no longer aligned with the Company’s long-term strategy. During the first quarter of 2005, the Company completed the sale of the Cincinnati Lamb business. The Company intends to sell the Landis Grinding Systems business during the 2005 fiscal year. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS businesses are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business.  The consideration received for the Cincinnati Lamb business includes (i) a receivable of $16 million, paid on April 4, 2005, (ii) a long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, the Company estimates it will reimburse to the buyer up to $12.6 million for accounts payable related to the Cincinnati Lamb business, subject to final purchase price adjustment.  Based on the terms of the agreement, the buyer has 90 days from the transfer date to review the preliminary closing balance sheet.

The long-term note receivable collateralized by the assets sold has a face value of $10.0 million and bears interest at an annual rate of LIBOR plus three percent, with interest payable quarterly. Principal payments on the note are due in five equal semiannual installments of $2.0 million beginning October 2006. The estimated fair value of the note of $8.4 million is based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale.  The following table sets forth the components of the loss from discontinued operations, net of tax, for the quarters ended April 3, 2005 and March 31, 2004 (thousands of dollars):

	Quarter Ended
	April 3, 2005	December 31, 2004
Product and service revenues	$114,534	$104,665

Operating loss	(5,834)	(5,655)
Loss on sale of Cincinnati Lamb	(34,723)	—
Loss from discontinued operations before tax	(40,557)	(5,655)
Benefit for income taxes	38,625	411
Loss from discontinued operations, net of tax	$(1,932)	$(5,244)

The tax benefit for the quarter ended April 3, 2005 reflects an effective tax rate of 95.2% compared to the U.S. statutory tax rate of 35%.  The increase is primarily due to $24.8 million of tax benefits from the disposition of the Cincinnati Lamb business.  These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The tax benefit for the quarter ended March 31, 2004 reflects an effective tax rate of 7.3%.  The reduction from the statutory rate of 35% is primarily due to adjustments to state deferred tax assets in the amount of $1.6 million.

The table below sets forth the assets and liabilities of discontinued operations as of April 3, 2005 and December 31, 2004 (thousands of dollars):

	April 3, 2005	December 31, 2004
Current assets of discontinued operations:
Accounts receivable, net	$27,656	$160,118
Inventories, net	23,563	55,926
Other current assets	995	5,635
Impairment of current assets		(10,563)
Total current assets of discontinued operations	52,214	211,116

Long-term assets of discontinued operations:
Property, plant and equipment, net	12,599	13,356
Goodwill and other intangibles, net	7,796	7,796
Other Assets	109	86
Total long-term assets of discontinued operations:	20,504	21,238

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	27,444	117,026
Accrued payroll	3,883	13,231
Total current liabilities of discontinued operations	31,327	130,257

Long-term liabilities of discontinued operations	12,112	46,388
Net assets of discontinued operations	$29,279	$55,709

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of April 3, 2005 and March 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of April 3, 2005, accumulated other comprehensive income on the Company's consolidated balance sheet includes a credit balance of $9.0 million related to Landis Grinding Systems cumulative translation adjustments.

Liquidity and Capital Resources

The Company’s cash and cash equivalent position as of April 3, 2005, was $155.2 million.  In March of 2005, the Company retired $100 million of its bonds and thus removed the cash restriction of $50 million required under the Company’s credit agreements as of December 31, 2004. Excluding the impact of the bond retirement and the restricted cash, cash and cash equivalents decreased by $12.7 million compared to the December 31, 2004 balance. The decrease in the first quarter of 2005 was primarily due to $17.2 million used in the operating activities of discontinued operations.  Investing activities of discontinued operations provided $0.2 million.  Operating activities of continuing operations used $0.3 million, including $8.0 million of interest payments. Investing activities of continuing operations for the first quarter of 2005 provided net cash flow of $3.5 million due to the sale of assets held for sale partially offset by capital expenditures. Financing activities of continuing operations reflect the use of $100 million for the repayment of debt, partially offset by the removal of the restriction on $50 million of cash and $1.3 million of proceeds from stock option exercises during the quarter ended April 3, 2005.

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at April 3, 2005, of $32.3 million under the Revolving Facility and zero under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first quarter of 2005, and as of April 3, 2005, no borrowings were outstanding under either the Revolving Facility or the UK Facility. As of April 3, 2005, the Company was in compliance with the financial covenants of each of these agreements.

The key terms of the Revolving Facility are as follows:

•        The Company’s obligations under the Revolving Facility are secured by substantially all the U.S. assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•        Borrowings under the Revolving Facility bear interest at a variable rate equal to (at the Company’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the Bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•        If the Company sells subsidiaries within its Industrial Automation Systems segment, the net proceeds, or a portion thereof, as defined in the agreement, must be applied to repay borrowings outstanding under the New Revolving Facility.

•        Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004 and this restriction has been removed as of April 3, 2005.

•        The Revolving Facility places certain restrictions on the ability of the Company and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•        Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. In March 31, 2005, the Company fully paid down $100.0 million seven-year notes.

The Company additionally has outstanding an $8.5 million industrial revenue bond, bearing interest at 4.57%, maturing in July 2005, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations, the sale of discontinued operations and assets held for sale are sufficient to finance anticipated capital requirements. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for the Company include the Revolving Facility.

Contractual Obligations

On March 11, 2005, Symbol Technologies, Inc. (“Symbol”) announced its intent to terminate its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to the Company. The Company believes that the cancellation of the OEM agreement by Symbol will not have a material adverse effect on its future operations.  The Company believes Symbol breached the terms of the contract and that all related purchase commitments under this contract of $18 million and $16 million for 2005 and 2006, respectively, are eliminated.

On March 15, 2005, the Company retired $100 million of bonds.

Except for the elimination of the purchase commitments with Symbol and the reduction of long-term debt obligations noted above, the Company’s contractual commitments as of April 3, 2005, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of goodwill and other intangible assets, warranty costs, percentage-of-completion on long-term contracts, retiree medical and pension obligations, estimated proceeds on businesses to be divested, estimated net realizable value of assets held for sale and litigation loss contingencies. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R and will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. The Company has not yet determined whether the adoption of SFAS 123R will result in an impact to its consolidated financial statements similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

•      The Company’s expected divestiture of its remaining IAS businesses and assets held for sale and the timing of those transactions;

•      The estimated market value of the Company’s remaining IAS business and assets held for sale;

•      The estimated cash flow for the Company’s businesses and the timing of that cash flow;

•      The Company’s anticipated corporate and other expenses;

•      The Company’s expected effective tax rate;

•      The Company’s expected growth profile and growth range;

•      The anticipated revenues and operating profit in the Company’s Intermec business;

•      The anticipated cost of goods sold or cost of services sold in the Company’s Intermec business;

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

•      The Company’s prospects for realization of deferred tax assets;

•      The anticipated demand for the Company’s Intermec products and services;

•      The Company’s prospects for selling Intermec products and services to major enterprise accounts and government agencies;

•      The anticipated improvements in existing Intermec products and services and the development of new Intermec products and services;

•      The timing of the introduction of new Intermec products and services and the phase-out of old Intermec products and services;

•      The Company’s view of the short- and long-term outlook for and trends in the markets for the Company’s Intermec products and services;

•      The Company’s anticipated contributions to its pension and other post-retirement benefit plans;

•      The Company’s belief regarding the outcome of pending or threatened litigation;

•      The Company’s belief regarding the timing and outcome of national international standards setting activities that could impact its Intermec products and systems;

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

•      If the Company is unable to generate anticipated cash flows from its businesses during the anticipated time frame, that could adversely impact the Company’s ability to meet debt obligations, working capital or capital expenditure requirements;

•      Unexpected increases in corporate and other expenses could adversely impact the Company’s net income;

•      If the Company is unable to achieve the expected effective tax rate, that could adversely impact the Company’s net income;

•      If the Company is unable to realize deferred tax assets, that could adversely impact the Company’s net income;

•      If the Company is unable to sell Intermec products and services to major enterprise accounts and government agencies, that could adversely impact the Company’s revenues and operating profit;

•      If the Company does not make the anticipated level of investment in research and development, that could adversely impact its future growth;

•      If the Company’s research and development effort does not yield marketable improvements in existing Intermec products and services and new Intermec products and services that could adversely impact results of operations and the Company’s future growth;

•      If improvements in existing Intermec products and services or new Intermec products and services are not completed in a timely fashion, that could adversely impact results of operations and the Company’s future growth;

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

•      Technological changes and consequent shifts in the Intermec market could adversely impact demand for the Company’s Intermec products and services and the Company’s revenues and operating profit;

•      If the Company is unable to obtain licenses under third party intellectual property at a reasonable cost or is enjoined from practicing an invention based on third party intellectual property, the Company could be prevented from selling a particular Intermec product or family of products which could adversely impact results of operations and the Company’s future growth;

•      Approval of national and international standards applicable to the Company’s Intermec products and systems could adversely impact demand for the Company’s products and systems;

•      Changes in U.S. and foreign government regulations applicable to the Company’s Intermec products and services could adversely impact demand for the Company’s products and services or prevent the Company from selling some of its products and services in some jurisdictions;

•      Unexpected increases in the Company’s cost of goods sold or cost of services sold in its Intermec business or the Company’s inability to reduce those costs to expected levels could adversely impact the Company’s operating profit;

•      Some of the Company’s competitors have greater financial and other resources than the Company and, as a result, may be able to adapt more quickly to market trends or price declines;

•      If the Company is unable to obtain key components of its Intermec products at a reasonable cost and in a timely manner, the cost manufacturing those products could increase, the Company might have to discontinue or re-engineer some of those products, and delivery of some of those products might be delayed, which could adversely impact results of operations and the Company’s future growth;

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of April 3, 2005, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $251.8 million.

Except as noted in the preceding paragraphs, as of April 3, 2005, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2004, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Company management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, Company management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2005.

An evaluation was also performed under the supervision and with the participation of Company management, including the CEO and CFO, of any change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. That evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2005	—	$—	—	—
February 1 to February 28, 2005	5,350	23.52	—	—
March 1 to April 3, 2005	8,919	20.49	—	—
Total	14,269	$21.62	—	—

The purchased shares indicated in the above table were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.         EXHIBITS

4.1

Purchase and Sale Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited, Cincinnati Machine U.K. Limited, Honsberg Lamb Sonderwerkzeugmachinen GmbH, UNOVA Canada, Inc., UNOVA IP Corp. as Selling entities and R&B Plastics Holdings, Inc., MAG Industrial Automation Systems, LLC as Purchaser, dated as of March 17, 2005.*

4.2	First Amendment to Purchase and Sale Agreement, dated April 1, 2005.*

4.3

Amendment No. 1 to Credit Agreement and Consents and Waiver and Amendment No. 1 to Security Agreement – Borrowers among UNOVA, INC., a Delaware corporation, UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International, Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp., and UNOVA IP Corp, each a Borrower and collectively as the Borrowers, the financial institutions listed on the signature pages of the Credit Agreement, as the Lenders, Keybank National Association, a national banking association, as the Administrative Agent for the Lenders, and Keybank National Association, a national banking association, as the LC Issuer, dated March 29, 2005.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2005.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2005.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2005.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2005.*

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

May 10, 2005