Form 10-Q
period 2005-07-03
UNOVA INC
filed 2005-08-12
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

On July 31, 2005, there were 61,854,401 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Statements of Operations (unaudited) Three and Six Months Ended July 3, 2005 and June 30, 2004

Consolidated Balance Sheets (unaudited) July 3, 2005 and December 31, 2004

Consolidated Statements of Cash Flows (unaudited) Six Months Ended July 3, 2005 and June 30, 2004

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits

Signature

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Revenues:
Product	$181,007	$152,991	$342,950	$315,247
Service	36,452	33,588	71,004	64,337
Total Revenues	217,459	186,579	413,954	379,584

Costs and Expenses:
Cost of product revenues	101,954	88,610	194,701	173,727
Cost of service revenues	21,084	19,798	41,970	38,008
Selling, general and administrative	75,992	68,316	148,748	133,071
Total Costs and Expenses	199,030	176,724	385,419	344,806
Operating Profit from Continuing Operations	18,429	9,855	28,535	34,778
Interest, net	(1,120)	(3,186)	(3,246)	(6,254)
Foreign currency exchange, net	215	(246)	200	(666)
Earnings from Continuing Operations before Income Taxes	17,524	6,423	25,489	27,858
Provision for Income Taxes	5,669	3,260	8,222	8,969
Earnings from Continuing Operations, Net of Tax	11,855	3,163	17,267	18,889
Earnings (Loss) from Discontinued Operations, Net of Tax	213	2,540	(1,719)	(2,704)
Net Earnings	$12,068	$5,703	$15,548	$16,185

Basic Earnings (Loss) per Share
Continuing Operations	$0.19	$0.05	$0.28	$0.31
Discontinued Operations	0.01	0.04	(0.03)	(0.04)
Net Earnings per Share	$0.20	$0.09	$0.25	$0.27

Diluted Earnings (Loss) per Share
Continuing Operations	$0.19	$0.05	$0.28	$0.30
Discontinued Operations	0.00	0.04	(0.03)	(0.04)
Net Earnings per Share	$0.19	$0.09	$0.25	$0.26

Shares Used in Computing Basic Earnings (Loss) per Share	61,361	60,403	61,228	60,296

Shares Used in Computing Diluted Earnings (Loss) per Share	62,768	62,011	62,792	62,069

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	July 3,	December 31,
	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$172,769	$217,899
Restricted cash		50,000
Accounts receivable, net of allowance for doubtful accounts of $9,226 and $9,771	162,706	157,833
Inventories	102,752	80,854
Net deferred tax assets	61,919	81,769
Assets held for sale	13,518	19,748
Current assets of discontinued operations	58,253	211,116
Other current assets	9,361	8,831
Total Current Assets	581,278	828,050
Property, Plant and Equipment, Net of Accumulated Depreciation of $102,230 and $99,714	30,368	30,375
Intangibles, Net	3,872	4,072
Net Deferred Tax Assets	183,970	134,978
Long-term Assets of Discontinued Operations	19,683	21,238
Other Assets	59,484	53,964
Total Assets	$878,655	$1,072,677

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$178,056	$160,001
Payroll and related expenses	26,339	30,077
Current portion of long-term debt	8,500	108,500
Current liabilities of discontinued operations	34,787	130,257
Total Current Liabilities	247,682	428,835
Long-term Debt	100,000	100,000
Other Long-term Liabilities	92,682	86,220
Long-term Liabilities of Discontinued Operations	11,943	46,388

Shareholders’ Investment:
Common stock	618	611
Additional paid-in capital	716,128	703,416
Accumulated deficit	(291,147)	(306,695)
Accumulated other comprehensive income	749	13,902
Total Shareholders’ Investment	426,348	411,234
Total Liabilities and Shareholders’ Investment	$878,655	$1,072,677

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 3,	June 30,
	2005	2004

Cash and Cash Equivalents at Beginning of Period	$217,899	$238,447

Cash Flows from Operating Activities of Continuing Operations:
Net earnings from continuing operations	17,267	18,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,992	5,709
Change in prepaid pension costs, net	5,767	5,271
Deferred taxes	9,537	(1,790)
Stock-based compensation and other	587	280
Changes in operating assets and liabilities:
Accounts receivable	5,137	(8,845)
Inventories	(22,929)	(13,796)
Other current assets	(1,168)	8,151
Accounts payable and accrued expenses	3,951	1,382
Payroll and related expenses	(4,495)	(9,065)
Other long-term liabilities	6,355	(306)
Other operating activities	(2,819)	1,688
Net Cash Provided by Operating Activities of Continuing Operations	22,182	7,568

Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	(5,510)	(4,990)
Sale of property, plant and equipment	6,051	4,026
Decrease in restricted cash	50,000	—
Other investing activities	190	(404)
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	50,731	(1,368)

Cash Flows from Financing Activities of Continuing Operations:
Repayment of long-term obligations	(100,000)	—
Stock options exercised	7,644	2,774
Other financing activities	1,258	1,409
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	(91,098)	4,183
Net Cash Provided by (Used in) Continuing Operations	(18,185)	10,383
Net Cash Used in Operating Activities of Discontinued Operations	(27,350)	(58,075)
Net Cash Provided by Investing Activities of Discontinued Operations	405	315
Resulting Decrease in Cash and Cash Equivalents	(45,130)	(47,377)
Cash and Cash Equivalents at End of Period	$172,769	$191,070

Supplemental Disclosure of Cash Flow Information:
Effect of exchange rates on cash and cash equivalents	$(5,987)	$925
Interest paid	(7,713)	(7,600)
Income taxes paid	(3,222)	(4,307)

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

The consolidated statement of cash flows for the six months ended July 3, 2005, reflects the reclassification of $50 million in restricted cash during the three months ended March 31, 2005 from financing activities to investing activities.

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS businesses are no longer aligned with the Company’s long-term strategy. Company management believes that divesting of the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes.  The Company completed the sale of the Cincinnati Lamb business during the quarter ended April 3, 2005, and expects to sell the Landis Grinding Systems business within the 2005 fiscal year (see Note 5 to the consolidated financial statements). All prior periods presented have been restated to reflect this classification.

Beginning in 2005, the Company’s interim financial periods are based on a thirteen-week internal accounting calendar. The Company does not believe this change has any material impact on comparability of the financial statements. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the stated periods have been included. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of operating results for the entire year.

2.                          Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and basic and diluted earnings per share for the three and six months ended July 3, 2005, and June 30, 2004, would have been reduced to the pro forma amounts indicated in the following table (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Net earnings as reported	$12,068	$5,703	$15,548	$16,185
Add: stock-based compensation expense recorded under the intrinsic value method, net of tax effect	584	340	1,068	513
Less: stock compensation expense computed under the fair value method, net of tax effect	(1,385)	(892)	(2,849)	(1,713)
Pro forma net earnings	$11,267	$5,151	$13,767	$14,985

Net earnings per share as reported:
Basic	$0.20	$0.09	$0.25	$0.27
Diluted	$0.19	$0.09	$0.25	$0.26

Pro forma net earnings per share:
Basic	$0.18	$0.09	$0.22	$0.25
Diluted	$0.18	$0.08	$0.22	$0.24

The above amounts reflect a revision of previously-reported pro-forma stock-based compensation expense for the three months ended April 3, 2005. The effect of this revision was to decrease stock-based compensation expense computed under the fair value method, net of tax effect, by $1,383 for the three months ended April 3, 2005, and increase pro-forma net earnings for that period by the same amount. The effect on both basic and diluted pro-forma earnings per share was an increase of $.02 for the three months ended April 3, 2005.

During the six months ended July 3, 2005, the Company issued 694,171 shares of Common Stock under its stock compensation plans, including 594,608 shares issued upon the exercise of options, 11,366 shares of restricted stock and 88,197 shares issued under the Employee Stock Purchase Plan and Directors Stock Option and Fee Plan. Also during the six months ended July 3, 2005, 123,697 shares of restricted stock vested due to completion of the vesting period.

3.                          Inventories

Inventories comprise the following (thousands of dollars):

	July 3,	December 31,
	2005	2004

Raw materials	$61,169	$53,714
Work in process	623	304
Finished goods	40,960	26,836

Inventories	$102,752	$80,854

4.                          Long-term Debt and Interest, net

As of July 3, 2005 the Company maintains two secured long-term credit facilities: a $100 million revolving credit facility (the “Revolving Facility”) and a £15 million ($26.7 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at July 3, 2005, of $30.5 million under the Revolving Facility and £4.4 million ($7.8 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first six months of 2005, and as of July 3, 2005, no borrowings were outstanding under either the Revolving Facility or the UK Facility. As of July 3, 2005, the Company was in compliance with the financial covenants of each of these agreements.

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

•                  Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. This cash restriction has been removed as of July 3, 2005.

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

The Company additionally has outstanding as of July 3, 2005, an $8.5 million industrial revenue bond, bearing interest at 4.77%, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.  The Company retired the industrial revenue bond upon its maturity in July 2005.

Interest, net comprises the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Interest expense	$2,471	$4,130	$6,399	$8,139
Interest income	(1,351)	(944)	(3,153)	(1,885)
Interest, net	$1,120	$3,186	$3,246	$6,254

The Company also has letter-of-credit reimbursement agreements totaling $41.3 million at July 3, 2005, compared to $53.6 million at December 31, 2004. As of July 3, 2005, $15.6 million of the agreements related to performance on contracts with current customers and vendors, and $24.4 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold. The Company is indemnified by the purchaser on the entire $24.4 million of letter-of-credit agreements and is the beneficiary of a backup letter-of-credit in the aggregate amount of $8.6 million issued pursuant to the terms of the sale. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

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

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005 the Company reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, pursuant to the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 the Company loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (6.1% as of July 3, 2005) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of July 3, 2005, the estimated fair value of the note is $10.2 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. The Company’s consolidated balance sheet as of July 3, 2005, classifies the $10.2 million long-term note receivable as other assets.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005, the Company recognized a $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business.  The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following (thousands of dollars):

Current Assets:
Accounts receivable, net	$125,217
Inventories, net	33,684
Other current assets	5,279
Impairment of current assets	(10,563)
Total current assets	153,617

Current Liabilities:
Accounts payable and accrued expenses	71,280
Accrued payroll	6,470
Total current liabilities	77,750

Long-term Liabilities	39,127
Net Assets Sold	$36,740

Long-term liabilities in the above table represent pension and post-retirement obligations assumed by the buyer (see Note 13 to the Consolidated Financial Statements).

The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). The Company also incurred $5.3 million of transaction-related expense primarily for severance and professional services.

The following table sets forth the components of the loss from discontinued operations, net of tax, for the three and six months ended July 3, 2005, and June 30, 2004 (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Product and service revenues	$46,354	$117,634	$160,888	$222,299

Operating profit (loss)	1,119	3,052	(4,715)	(2,603)
Loss on sale of Cincinnati Lamb	(1,203)	—	(35,926)	—
Profit (Loss) from discontinued operations before tax	(84)	3,052	(40,641)	(2,603)
Provision (Benefit) for income taxes	(297)	512	(38,922)	101
Profit (Loss) from discontinued operations, net of tax	$213	$2,540	$(1,719)	$(2,704)

Operating loss from discontinued operations for the three and six months ended July 3, 2005, includes an impairment charge of $2.0 million to write-down property, plant and equipment, classified as assets held for sale on the Company’s consolidated balance sheets, to its estimated net realizable value.

The tax benefit for the six months ended July 3, 2005, reflects an effective tax rate of 95.8% compared to the U.S. statutory tax rate of 35%.  The increase is primarily due to $24.8 million of tax benefits from the disposition of the Cincinnati Lamb business.  These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The Company ceased permanently reinvesting in Canada, Germany and Korea as a result of the disposition of the Cincinnati Lamb business. The tax on repatriated dividends was substantially offset by foreign tax credits.

The table below sets forth the assets and liabilities of discontinued operations as of July 3, 2005, and December 31, 2004 (thousands of dollars):

	July 3,	December 31,
	2005	2004
Current assets of discontinued operations:
Accounts receivable, net	$30,760	$160,118
Inventories, net	26,526	55,926
Other current assets	967	5,635
Impairment of current assets		(10,563)
Total current assets of discontinued operations	58,253	211,116

Long-term assets of discontinued operations:
Property, plant and equipment, net	11,806	13,356
Goodwill and other intangibles, net	7,796	7,796
Other Assets	81	86
Total long-term assets of discontinued operations:	19,683	21,238

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	30,716	117,026
Accrued payroll	4,071	13,231
Total current liabilities of discontinued operations	34,787	130,257

Long-term liabilities of discontinued operations	11,943	46,388
Net assets of discontinued operations	$31,206	$55,709

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of July 3, 2005, and December 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of July 3, 2005, accumulated other comprehensive income on the Company’s consolidated balance sheet includes a credit balance of $10.2 million related to Landis Grinding Systems cumulative translation adjustments.

6.                          Provision for Income Taxes

The tax provision for the three and six months ended July 3, 2005, reflects an effective tax rate for continuing operations of 32.4% and 32.3%, respectively, compared to a U.S. statutory provision rate of 35%. The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variances associated with foreign tax contingency accruals.

The tax provision for the three and six months ended June 30, 2004, reflects an effective tax rate for continuing operations of 50.8% and 32.2%, respectively.  The increase in the effective tax rate for the three months ended June 30, 2004, is due to adjustments to federal deferred tax assets of $1.1 million.

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

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Weighted average common shares - Basic	61,360,586	60,403,192	61,228,208	60,295,503
Dilutive effect of unvested restricted stock and stock options	1,407,696	1,608,045	1,563,680	1,773,173
Weighted average shares - Diluted	62,768,282	62,011,237	62,791,888	62,068,676

Company employees and directors held options to purchase 136,920 and 121,710 shares of Company common stock for the three and six months ended July 3, 2005, respectively, and 832,620 and 416,310 shares for the three and six months ended June 30, 2004, respectively, that were antidilutive to the diluted earnings (loss) per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings.

8.                          Comprehensive Earnings

The Company’s comprehensive earnings comprise the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Net earnings	$12,068	$5,703	$15,548	$16,185
Change in equity due to foreign currency translation adjustments	(8,156)	311	(22,376)	(1,642)
Change in equity due to minimum pension liability adjustment	—	—	9,144	—
Unrealized gains on cash flow hedges	79	197	79	120

Comprehensive earnings	$3,991	$6,211	$2,395	$14,663

The change in equity due to foreign currency translation adjustments for the six months ended July 3, 2005, includes a credit balance of $8.3 million for cumulative translation adjustments that was previously included in accumulated other comprehensive income and recognized in net earnings in the first quarter of 2005 in connection with the sale of Cincinnati Lamb.

9.                          Intellectual Property Settlements

During the first quarter of 2004, the Company received compensation of $19.7 million in relation to one settlement regarding certain of its intellectual property (“IP”). The terms of this settlement are confidential. The operating profit from the IP settlement, net of legal fees, for the six months ended June 30, 2004, was $15.8 million. IP settlement compensation is classified as sales revenues and the related legal costs are classified as cost of sales on the Company’s consolidated statements of operations.

10.                   Segment Reporting

The Company’s Intermec segment provides products and services that include rugged mobile computing solutions, wireless and automated data collection systems for field workers, on-premises and site-based workers as well as wireless network systems for untethered enablement of an enterprise, and barcode label and printing solutions. Intermec’s rugged and robust systems, solutions and services enable Intermec’s customers to more efficiently and effectively manage their supply chains and fulfillment activities.

Corporate and other amounts include corporate operating costs. Intercompany transactions have been eliminated. The following table sets forth the Company’s operations by business segments (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Revenues
Intermec Revenues	$217,459	$186,579	$413,954	$379,584

Operating Profit (Loss) from Continuing Operations
Intermec	$23,848	$15,599	$39,888	$43,645
Corporate and Other	(5,419)	(5,744)	(11,353)	(8,867)
Total Operating Profit from Continuing Operations	$18,429	$9,855	$28,535	$34,778

Total assets at July 3, 2005, and December 31, 2004, are $371 million and $340 million for Intermec, respectively, and $430 million and $500 million for Corporate and Other, respectively.  Total assets of discontinued operations are $78 million and $232 million as of July 3, 2005 and December 31, 2004, respectively.

11.                   Related Party Transactions

At December 31, 2004, other assets included a receivable due from a certain non-executive Company officer of $0.2 million. This receivable was fully paid during the first quarter of 2005.

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

Product Warranty
Liabilities

Beginning balance as of January 1, 2005	$4,878
Payments	(3,578)
Increase in liability for new warranties issued	4,036
Ending balance as of July 3, 2005	$5,336

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require the Company to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company does not believe it has any significant exposure related to such guarantees and therefore has not recorded a liability as of July 3, 2005, or December 31, 2004. The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on the Company’s financial position or results of operations.

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company’s General Counsel, the ultimate resolution of currently pending proceedings, with the potential exception of one case discussed below, will not have a material adverse effect on the Company’s consolidated financial statements.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002 in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. The Company has responded to the Complaint. A trial date has been scheduled for September 2005. Management believes the lawsuit is without merit and is vigorously contesting the case. Nevertheless, should there be an unfavorable result, it is possible that cash flows or results of discontinued operations could be materially affected in that period or subsequent periods.

In March 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to the Company. At the same time, Symbol filed a lawsuit seeking a declaratory judgment that its termination of the OEM agreement is lawful. The Company believes that the termination of the OEM agreement by Symbol will not have a material adverse effect on operations.

Also in March 2005, Symbol announced that it had filed a lawsuit against Intermec for wireless patent infringement. On March 23, 2005, the Company filed its answer to Symbol’s wireless patent infringement complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. The Company simultaneously filed its answer to Symbol’s declaratory judgment action and filed counterclaims against Symbol for breach of the OEM agreement. On April 28, 2005, Symbol announced that it had filed a lawsuit against Intermec for infringing Symbol’s barcode decoding patents.

The Complaints in Symbol’s wireless and barcode decoding lawsuits do not contain sufficient details for the Company to assess what Symbol will claim regarding the relationship between its cited patents and Intermec products. However, based on prior Company analysis of the cited Symbol patents, the Company believes it has substantial defenses to each of those patent infringement claims and the Company intends to vigorously defend itself against the claims made in Symbol’s lawsuits. Accordingly, the Company believes that the ultimate resolution of these complaints would not have a material adverse effect on the Company’s consolidated financial position.

13.                   Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R).  Components of net pension and postretirement periodic benefit cost for the three and six months ended July 3, 2005, and June 30, 2004, are as follows (thousands of dollars):

Three Months Ended July 3, 2005 and June 30, 2004:	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Service Cost	$2,406	$2,417	$850	$1,428	$33	$39
Interest Cost	2,520	2,239	1,157	2,326	166	745
Expected return on plan assets	(2,506)	(2,449)	(1,034)	(2,393)	—	—
Amortization and deferrals:
Transition obligation (asset)	—	(10)	(85)	(84)	—	—
Actuarial loss	850	788	246	473	16	287
Prior service cost (benefit)	179	180	—	—	—	(299)
Net pension and postretirement periodic benefit cost	$3,449	$3,165	$1,134	$1,750	$215	$772

Six Months Ended July 3, 2005 and June 30, 2004:	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Service Cost	$4,810	$4,835	$2,119	$2,877	$67	$78
Interest Cost	5,040	4,477	3,705	4,687	1,229	1,416
Expected return on plan assets	(5,012)	(4,897)	(3,680)	(4,821)	—	—
Amortization and deferrals:
Transition obligation (asset)	—	(21)	(172)	(169)	—	—
Actuarial loss	1,700	1,575	761	953	340	496
Prior service cost (benefit)	358	359	—	—	(598)	(598)
Special termination benefits	264	—	—	—	—	—
Curtailment loss (gain)	57	—	(5,396)	—	(12,274)	—
Settlement gain	—	—	(332)	—	(21,090)	—
Net pension and postretirement periodic benefit cost	$7,217	$6,328	$(2,995)	$3,527	$(32,326)	$1,392

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

During the six months ended July 3, 2005, the Company contributed approximately $6.5 million to its pension and other postretirement benefit plans, comprising $1.3 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.3 million in matching contributions to its 401(k) plan, $2.5 million in contributions to its foreign pension plans, and $1.4 million in benefits paid pertaining to its other postretirement benefits plans. The Company expects to contribute an additional $4.2 million to these plans during the remainder of 2005, of which $0.9 million relates to benefit payments on its unfunded U.S. defined benefit plans, $0.9 million in matching contributions to its 401(k) plan, $1.7 million in contributions to its foreign pension plans and $0.7 million in benefit payments pertaining to its other postretirement benefit plans.

14.                   Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement during the first quarter of 2006, and does not expect the adoption of this statement to have a material impact on its consolidated financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after December 31, 2005, and to unvested options at the date of adoption. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R and will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. The Company has not yet determined whether the adoption of SFAS 123R will result in an impact to its consolidated financial statements similar to the current pro forma disclosures under SFAS 123.

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

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS segment no longer aligned with the Company’s long-term strategy. Company management believes that divesting of the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes (see Note 5 to the consolidated financial statements). All prior periods presented have been conformed to reflect this classification.

The Company completed the sale of the Cincinnati Lamb business during the quarter ended April 3, 2005, and expects to sell the Landis Grinding Systems business within the 2005 fiscal year. The IAS businesses are leading producers of value-added manufacturing products and services spanning the production cycle from process engineering and design to systems integration including comprehensive life cycle support. The IAS businesses include integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine manufacturing industries as well as the industrial components, heavy equipment and general job shop markets.

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

Intermec’s results appear to confirm management’s belief that Intermec products tend to lead information technology (“IT”) spending recoveries due to the high returns on investment and short payback periods associated with customer implementation of the Company’s systems and solutions. The Company believes that there are future growth opportunities for Intermec products as a result of increasing interest in RFID (radio frequency identification), the next generation item-tracking technology; increasing interest in item-tracking technologies within the government market, such as Defense and Homeland Security; improved access for Intermec to non-traditional markets as a result of broadening the product line to support these markets; and partnering arrangements with industry leaders to provide integrated solutions. The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

Results of Operations

The following discussion compares the Company’s results of operations for the three and six months ended July 3, 2005 and June 30, 2004. Results from continuing operations include the Intermec segment and the Corporate and Other segment. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (millions of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Product and Service Revenues	$217.5	$186.6	$414.0	$379.6

Costs and Expenses:
Cost of product and service revenues	123.1	108.4	236.7	211.7
Selling, general and administrative	76.0	68.3	148.8	133.1
Total Costs and Expenses	199.1	176.7	385.5	344.8

Operating Profit from Continuing Operations	18.4	9.9	28.5	34.8

Interest, net	(1.1)	(3.2)	(3.2)	(6.3)
Foreign currency exchange, net	0.2	(0.3)	0.2	(0.6)

Earnings from Continuing Operations before Income Taxes	17.5	6.4	25.5	27.9

Provision for Income Taxes	5.6	3.2	8.2	9.0

Earnings from Continuing Operations, net of tax	11.9	3.2	17.3	18.9

Earnings (Loss) from Discontinued Operations, net of tax	0.2	2.5	(1.7)	(2.7)

Net Earnings	$12.1	$5.7	$15.6	$16.2

Revenues

Revenues by category and as a percentage of related revenues from continuing operations for the three and six months ended July 3, 2005 and June 30, 2004 were as follows (millions of dollars):

	Three Months Ended
	July 3, 2005		June 30, 2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percent Change
Revenues:
Product	$181.0	83.2%	$153.0	82.0%	$28.0	18.3%
Service	36.5	16.8%	33.6	18.0%	2.9	8.6%
Total Revenues	$217.5	100.0%	$186.6	100.0%	$30.9	16.6%

Quarterly revenue growth of 16.6% was driven by strong, broad based product demand, including a good balance of large enterprise account rollouts across Intermec’s industry segments and strong growth from the Company’s indirect channel. Systems and solutions revenue increased by 16.8% and printer/media products increased 18.9%.  Product revenues for the three months ended July 3, 2005, were $181.0 million, an increase of $28.0 million, or 18.3%, compared with the corresponding prior-year period.  Systems and solutions revenue increased by 16.8% and printer/media products increased 18.9%.  Service revenue increased 8.5% over the corresponding prior year period, and realized strong increases from technical engineering services for government contracts, which are increasing as a result of the AIT III contract, and continued growth in Latin America. Geographically, product and service revenue in North America increased 20.7% over the corresponding prior-year period,  Europe, Middle East and Africa increased 10.2%, and the rest of the world increased 13.4%.

	Six Months Ended
	July 3, 2005		June 30, 2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percent Change
Revenues:
Product related	$343.0	82.9%	$295.6	77.9%	$47.4	16.0%
IP settlement	—	—	19.7	5.2%	(19.7)	(100.0)%
Total Product Revenues	343.0	82.9%	315.3	83.1%	27.7	8.8%
Service	71.0	17.1%	64.3	16.9%	6.7	10.4%
Total Revenues	$414.0	100.0%	$379.6	100.0%	$34.4	9.1%

Product revenues for the six months ended June 30, 2004 include $19.7 million of revenue and $15.8 million of operating profit from compensation related to a settlement regarding certain of the Company’s intellectual property (“IP settlement”).  Product related revenue increased 16.0% and service revenue increased 10.4%, resulting in a combined increase of 15.0% for the six months ended July 3, 2005, compared with the corresponding prior-year period.  Geographically, product and service revenue in North America increased 16.0% over the corresponding prior-year period, Europe, Middle East and Africa increased 10.7% and the rest of the world increased 22.1%.

The Company is currently the plaintiff in a patent infringement lawsuit regarding its battery power-management patents, which may result in future revenue and operating profit. Settlements relating to the battery power-management patents have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales.  The Company is also the plaintiff in various other patent infringement lawsuits, which may result in future revenue and operating profit.  Management cannot predict the outcome of any of these lawsuits or the timing or amount of future settlements or judgments.

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended July 3, 2005 and June 30, 2004 were as follows (millions of dollars):

	Three Months Ended
	July 3, 2005		June 30, 2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Product related	$79.0	43.6%	$64.4	42.1%
Service	15.4	42.2%	13.8	41.1%
Total Gross Profit and Gross Margin	$94.4	43.4%	$78.2	41.9%

Product and service gross profit for the three months ended July 3, 2005 increased $16.2 million, or 20.7%, compared with corresponding prior year period. The improvement in gross profit resulted from a favorable product and customer mix and related efficiencies achieved.

	Six Months Ended
	July 3, 2005		June 30, 2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Product related	$148.3	43.2%	$125.8	42.6%
IP Settlement	—	—	15.8	80.2%
Total Product	148.3	43.2%	$141.6	44.9%
Service	29.0	40.8%	26.3	40.9%
Total Gross Profit and Gross Margin	$177.3	42.8%	$167.9	44.2%

Gross profit for the six months ended June 30, 2004 includes $15.8 million from compensation related to the IP settlement. Total gross profit for the six months ended July 3, 2005 increased $9.4 million, or 5.6%, compared with the corresponding prior-year period. Product related gross profit for the six months ended July 3, 2005 increased $22.5 million, or 17.9%, compared with the corresponding prior year period as a result of the 16.0% increase in revenue combined with the 0.6 point improvement in gross margin.  The increase in service revenue for the six months ended July 3, 2005 contributed a $2.7 million increase in gross profit compared with the corresponding 2004 period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $76.0 million and $148.8 million for the three and six months ended July 3, 2005, respectively, compared with SG&A expenses of $68.3 million and $133.1 million for the corresponding prior-year period. Intermec’s SG&A expense for the three months ended July 3, 2005 was $70.6 million, or 32.5% of revenue compared with 33.5% of revenue for the corresponding prior-year period. The decrease in Intermec SG&A expense as a percentage of revenue was primarily due to the ability to leverage Intermec’s SG&A structure as product and service revenues increased. Intermec’s R&D expense was 7.4% of revenues for the quarter ended July 3, 2005 compared with 9.0% for the corresponding prior-year period.

Operating expenses for Corporate and Other were $5.4 million and $5.7 million for the three months ended July 3, 2005, and June 30, 2004, respectively, and $11.3 million and $8.8 million for the corresponding six month periods. Corporate and Other expenditures for the first quarter of 2004 included the reversal of a $2.0 million legal accrual due to a favorable ruling in an Intellectual Property dispute during the quarter.

Operating Profit

Operating profit and operating profit margin by revenue category for the three and six months ended July 3, 2005, and June 30, 2004, were as follows (millions of dollars):

	Three Months Ended
	July 3, 2005		June 30, 2004
	Operating Profit	Operating Profit Margin	Operating Profit	Operating Profit Margin

Operating Profit from Continuing Operations

Intermec	$23.8	10.9%	$15.6	8.4%
Corporate and Other	(5.4)	(2.5)%	(5.7)	(3.1)%
Total Operating Profit from Continuing Operations	$18.4	8.5%	$9.9	5.3%

Intermec operating profit for the three months ended July 3, 2005 increased $8.2 million, or 53%, compared with the corresponding prior year period. Total operating profit from continuing operations for the three months ended July 3, 2005, increased $8.5 million, or 86%, compared with the corresponding prior-year period.

	Six Months Ended
	July 3, 2005		June 30, 2004
	Operating Profit	Operating Profit Margin	Operating Profit	Operating Profit Margin

Operating Profit from Continuing Operations

Intermec:
Product and Service	$39.8	9.6%	$27.8	7.3%
IP Settlements	—	—	15.8	4.2%
Total Intermec	39.8	9.6%	43.6	11.5%
Corporate and Other	(11.3)	(2.7)%	(8.8)	(2.3)%
Total Operating Profit from Continuing Operations	$28.5	6.9%	$34.8	9.2%

Intermec product and service operating profit for the six months ended July 3, 2005, increased $12.0 million, or 43%, compared with the corresponding prior-year period. Intermec operating profit for the six months ended July 3, 2005, decreased $3.8 million, compared with the corresponding prior-year period due to the $15.8 million impact of the IP settlement in the first quarter of 2004.

Interest, Net

Net interest expense was $1.1 million and $3.2 million for the three and six months ended July 3, 2005, respectively, compared with $3.2 million and $6.3 million for the corresponding prior year period. The reduction in net interest expense primarily reflects the lower average debt balances during the six months ended July 3, 2005, compared with the corresponding prior-year period.

Provision for Income Taxes

The tax provision for the three and six months ended July 3, 2005, reflects an effective tax rate for continuing operations of 32.4% and 32.3%, respectively, compared with a U.S. statutory provision rate of 35%.  The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variances associated with foreign tax contingency accruals.

The tax provision for the three and six months ended June 30, 2004, reflects an effective tax rate for continuing operations of 50.8% and 32.2%, respectively.  The increase in the effective tax rate for the three months ended June 30, 2004 is due to adjustments to federal deferred tax assets of $1.1 million.

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

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005 the Company reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, pursuant to the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 the Company loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (6.1% as of July 3, 2005) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of July 3, 2005, the estimated fair value of the note is $10.2 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. The Company’s consolidated balance sheet as of July 3, 2005, classifies the $10.2 million long-term note receivable as other assets.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005, the Company recognized a $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following (millions of dollars):

Current Assets:
Accounts receivable, net	$125.2
Inventories, net	33.7
Other current assets	5.3
Impairment of current assets	(10.6)
Total current assets	153.6

Current Liabilities:
Accounts payable and accrued expenses	71.3
Accrued payroll.	6.5
Total current liabilities	77.8

Long-term Liabilities	39.1
Net Assets Sold	$36.7

Long-term liabilities in the above table represent pension and post-retirement obligations assumed by the buyer (see Note 13 to the Consolidated Financial Statements).

The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). The Company also incurred $5.3 million of transaction-related expense primarily for severance and professional services.

The following table sets forth the components of the loss from discontinued operations, net of tax, for the three and six months ended July 3, 2005 and June 30, 2004 (millions of dollars):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2005	2004	2005	2004

Product and service revenues	$46.4	$117.6	$160.9	$222.3

Operating profit (loss)	1.1	3.0	(4.7)	(2.6)
Loss on sale of Cincinnati Lamb	(1.2)	—	(35.9)	—
Profit (Loss) from discontinued operations before tax	(0.1)	3.0	(40.6)	(2.6)
Provision (Benefit) for income taxes	(0.3)	0.5	(38.9)	0.1
Profit (Loss) from discontinued operations, net of tax	$0.2	$2.5	$(1.7)	$(2.7)

Operating loss from discontinued operations for the three and six months ended July 3, 2005 includes an impairment charge of $2.0 million to write-down property, plant and equipment, classified as assets held for sale on the Company’s consolidated balance sheets, to its estimated net realizable value.

The tax benefit for the six months ended July 3, 2005, reflects an effective tax rate of 95.8% compared to the U.S. statutory tax rate of 35%.  The increase is primarily due to $24.8 million of tax benefits from the disposition of the Cincinnati Lamb business.  These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The Company ceased permanently reinvesting in Canada, Germany and Korea as a result of the disposition of the Cincinnati Lamb business. The tax on repatriated dividends was substantially offset by foreign tax credits.

The table below sets forth the assets and liabilities of discontinued operations as of July 3, 2005, and December 31, 2004 (millions of dollars):

	July 3,	December 31,
	2005	2004
Current assets of discontinued operations:
Accounts receivable, net	$30.8	$160.1
Inventories, net	26.5	55.9
Other current assets	1.0	5.6
Impairment of current assets		(10.5)
Total current assets of discontinued operations	58.3	211.1

Long-term assets of discontinued operations:
Property, plant and equipment, net	11.8	13.3
Goodwill and other intangibles, net	7.8	7.8
Other Assets	0.1	0.1
Total long-term assets of discontinued operations:	19.7	21.2

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	30.7	117.0
Accrued payroll	4.1	13.2
Total current liabilities of discontinued operations	34.8	130.2

Long-term liabilities of discontinued operations	12.0	46.4
Net assets of discontinued operations	$31.2	$55.7

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of July 3, 2005 and December 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of July 3, 2005, accumulated other comprehensive income on the Company’s consolidated balance sheet includes a credit balance of $10.2 million related to Landis Grinding Systems cumulative translation adjustments.

Liquidity and Capital Resources

The Company’s cash and cash equivalent position as of July 3, 2005, was $173 million. In March 2005, the Company retired $100 million of its bonds and thus removed the cash restriction of $50 million required under the Company’s credit agreements as of December 31, 2004. Excluding the impact of the bond retirement and the restricted cash, cash and cash equivalents increased by $5 million compared with the December 31, 2004 balance. The increase comprised $32 million provided by continuing operations offset by $27 million used by discontinued operations. Operating activities of continuing operations provided $22 million, including $8 million received for IP license fees that were recorded as deferred revenue, offset by $8 million of interest payments. Investing activities of continuing operations for the first six months of 2005 provided net cash flow of $51 million due to proceeds from the sale of assets held for sale and the removal of the restriction on $50 million of restricted cash, partially offset by capital expenditures of $6 million. Financing activities of continuing operations reflect the use of $100 million for the repayment of debt, partially offset by $8 million of proceeds from stock option exercises during the six months ended July 3, 2005. Operating activities of discontinued operations used $27 million. Investing activities of discontinued operations provided $0.4 million.

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at July 3, 2005, of $30.5 million under the Revolving Facility and £4.4 million ($7.8 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first six months of 2005, and as of July 3, 2005, no borrowings were outstanding under either the Revolving Facility or the UK Facility. As of July 3, 2005, the Company was in compliance with the financial covenants of each of these agreements.

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

•                        Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004 and this restriction has been removed as of July 3, 2005.

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

The Company additionally has outstanding an $8.5 million industrial revenue bond, bearing interest at 4.77%, which is classified as current portion of long-term obligations on the Company’s consolidated balance sheet.  The Company retired the industrial revenue bond upon its maturity in July 2005.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations, the sale of discontinued operations and assets held for sale and available borrowings under the Company’s revolving facility will be sufficient to fund the Company’s operations, research and development efforts, anticipated capital expenditures, and other liabilities and commitments, and other capital requirements, for at least the next twelve months. Projected cash flows from operations are largely based on the Company’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted.

Contractual Obligations

In March 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to the Company. The Company believes that the termination of the OEM agreement by Symbol will not have a material adverse effect on its future operations. The Company believes Symbol breached the terms of the contract and that all related purchase commitments under this contract of $18 million and $16 million for 2005 and 2006, respectively, are eliminated.

On March 15, 2005, the Company retired $100 million of bonds.

Except for the elimination of the purchase commitments with Symbol and the reduction of long-term debt obligations noted above, the Company’s contractual commitments as of July 3, 2005, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement during the first quarter of 2006, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after December 31, 2005, and to unvested options at the date of adoption. The Company is currently evaluating pricing models and the transition provisions of SFAS 123R and will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. The Company has not yet determined whether the adoption of SFAS 123R will result in an impact to its consolidated financial statements similar to the current pro forma disclosures under SFAS 123.

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

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to the Company’s ability to continue to improve profit of its business segment, reduce expenses, improve efficiency, leverage its research and development investment to drive significant future revenue, complete its divestiture of its IAS businesses and realize the estimated market values. Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and documents referenced, the words “anticipate,” “believe,” “will,” “intend,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report. Forward-looking statements include, but are not limited to, statements about the following:

•                  The Company’s expected divestiture of its remaining IAS business and assets held for sale and the timing of those transactions;

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

•                  The Company’s anticipated spending on research and development;

•                  The anticipated revenues from licensing the Company’s intellectual property and the timing of such revenues;

•      The anticipated costs of enforcing or defending the Company’s intellectual property and the timing of such costs;

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

•                  The prospects for selling Intermec products and services to major enterprise accounts and government agencies;

•                  The anticipated improvements in existing Intermec products and services and the development of new Intermec products and services;

•                  The timing of the introduction of new Intermec products and services and the phase-out of old Intermec products and services;

•                  The Company’s view of the short- and long-term outlook for and trends in the markets for Intermec products and services;

•                  The Company’s anticipated contributions to its pension and other post-retirement benefit plans;

•                  The Company’s belief regarding the outcome of pending or threatened litigation;

•                  The Company’s belief regarding the timing and outcome of national and international standards-setting activities that could impact Intermec products and systems;

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

•                  If the Company is unable to realize anticipated royalty revenue during the anticipated time frame, that could adversely impact results of operations;

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

•                  Approval of national and international standards applicable to Intermec products and systems could adversely impact demand for the Company’s products and systems;

•                  Changes in U.S. and foreign government regulations applicable to Intermec products and services could adversely impact demand for the Company’s products and services or prevent the Company from selling some of its products and services in some jurisdictions;

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

•                  If the Company is unable to obtain key components of its Intermec products at a reasonable cost and in a timely manner, the cost of manufacturing those products could increase, the Company might have to discontinue or re-engineer some of those products, and delivery of some of those products might be delayed, which could adversely impact results of operations and the Company’s future growth;

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of July 3, 2005, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $205.1 million.

Except as noted in the preceding paragraph, as of July 3, 2005, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2004, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Company management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, Company management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2005.

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

PART II.  OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 3 to May 1, 2005	—	$—	—	—
May 2 to May 29, 2005	13,508	19.95	—	—
May 30 to July 3, 2005	411	26.54	—	—
Total	13,919	$20.14	—	—

The purchased shares indicated in the above table were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                                 The Company’s Annual Meeting of Shareholders was held on May 18, 2005.

(b)                                 At the Annual Meeting, Stephen E. Frank, Claire W. Gargalli and Lydia H. Kennard were elected directors for three-year terms expiring on the date of the annual meeting in 2008.  The votes were as follows:

Director / Nominee	For	Withheld
Stephen E. Frank	55,807,162	2,590,047
Claire W. Gargalli	56,059,764	2,337,445
Lydia H. Kennard	56,282,045	2,115,164

The Terms of the following directors continued after the Annual Meeting:

Larry D. Brady

Gregory K. Hinckley

Allen J Lauer

Stephen P. Reynolds

Steven B. Sample

Larry D. Yost

(c)                                  Proposal 2, a shareholder proposal requesting declassification of the Board of Directors, received the votes of a majority of shares present and voting on the proposal.

	Number of Votes	% of Shares Present on this Proposal	% of Shares Outstanding
For	28,773,074	56.27%	46.96%
Against	22,239,044	43.49%	36.30%
Abstain	118,340	0.23%	0.19%
Broker non-votes	7,266,751	0.00%	11.86%

ITEM 6.                EXHIBITS

10.1	Form of Incentive Stock Option Agreement for awards under the UNOVA, Inc. 2004 Stock Incentive Plan (the “2004 Plan).

10.2	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan.

10.3	Form of Incentive Stock Option Agreement for awards under the UNOVA, Inc. 2001 Stock Incentive Plan (the “2001 Plan).

10.4	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan.

10.5	Form of Incentive Stock Option Agreement for awards under the UNOVA, Inc. 1999 Stock Incentive Plan (the “1999 Plan).

10.6	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan.

10.7	Purchase and Sale of Cincinnati Lamb Group — Settlement Agreement, dated June 30, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 12, 2005.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 12, 2005.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 12, 2005.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/	Michael E. Keane

Michael E. Keane
Senior Vice President and
Chief Financial Officer

August 11, 2005