Form 10-Q
period 2005-10-02
UNOVA INC
filed 2005-11-10
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

UNOVA, INC.

 (Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6001 36th Avenue West
Everett, WA
www.unova.com
(Address of principal executive	98203-1264
offices and internet site)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 265-2400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On October 31, 2005, there were 62,529,335 shares of Common Stock outstanding, exclusive of treasury shares.

UNOVA, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended October 2, 2005, and September 30, 2004

Consolidated Balance Sheets (unaudited)
October 2, 2005, and December 31, 2004

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended October 2, 2005, and September 30, 2004

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

Signature

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004

Revenues:
Product	$179,640	$160,054	$522,590	$475,301
Service	40,174	34,760	111,178	99,097
Total Revenues	219,814	194,814	633,768	574,398

Costs and Expenses:
Cost of product revenues	107,054	95,093	301,755	268,820
Cost of service revenues	25,083	20,345	67,053	58,353
Selling, general and administrative	74,106	70,588	222,854	203,659
Total Costs and Expenses	206,243	186,026	591,662	530,832
Operating Profit from Continuing Operations	13,571	8,788	42,106	43,566
Interest, net	(665)	(3,189)	(3,911)	(9,443)
Foreign currency exchange, net gain (loss)	(37)	(246)	163	(912)
Earnings from Continuing Operations before Income Taxes	12,869	5,353	38,358	33,211
Provision (Benefit) for Income Taxes	1,601	(1,493)	9,823	7,476
Earnings from Continuing Operations, Net of Tax	11,268	6,846	28,535	25,735
Loss from Discontinued Operations, Net of Tax	(6,697)	(943)	(8,416)	(3,647)
Net Earnings	$4,571	$5,903	$20,119	$22,088

Basic Earnings (Loss) per Share
Continuing Operations	$0.18	$0.11	$0.46	$0.43
Discontinued Operations	(0.11)	(0.01)	(0.13)	(0.06)
Net Earnings per Share	$0.07	$0.10	$0.33	$0.37

Diluted Earnings (Loss) per Share
Continuing Operations	$0.18	$0.11	$0.45	$0.42
Discontinued Operations	(0.11)	(0.01)	(0.13)	(0.06)
Net Earnings per Share	$0.07	$0.10	$0.32	$0.36

Shares Used in Computing Basic Earnings (Loss) per Share	62,077	60,631	61,509	60,408

Shares Used in Computing Diluted Earnings (Loss) per Share	63,635	62,098	63,071	62,079

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	October 2,	December 31,
	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$179,562	$217,899
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $8,187 and $9,771	177,919	157,833
Inventories	101,485	80,854
Net deferred tax assets	63,037	81,769
Assets held for sale	13,492	19,748
Current assets of discontinued operations	63,546	211,116
Other current assets	8,316	8,831
Total Current Assets	607,357	828,050
Property, Plant and Equipment, Net of Accumulated Depreciation of $103,465 and $99,714	29,619	30,375
Intangibles, Net	3,772	4,072
Net Deferred Tax Assets	186,362	134,978
Long-term Assets of Discontinued Operations	19,192	21,238
Other Assets	60,381	53,964
Total Assets	$906,683	$1,072,677

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$174,220	$160,001
Payroll and related expenses	25,848	30,077
Current portion of long-term debt	—	108,500
Current liabilities of discontinued operations	46,370	130,257
Total Current Liabilities	246,438	428,835
Long-term Debt	100,000	100,000
Other Long-term Liabilities	105,176	86,220
Long-term Liabilities of Discontinued Operations	11,773	46,388

Shareholders’ Investment:
Common stock	625	611
Additional paid-in capital	729,200	703,416
Accumulated deficit	(286,576)	(306,695)
Accumulated other comprehensive income	47	13,902
Total Shareholders’ Investment	443,296	411,234
Total Liabilities and Shareholders’ Investment	$906,683	$1,072,677

See accompanying notes to consolidated financial statements.

UNOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 2,	September 30,
	2005	2004

Cash and Cash Equivalents at Beginning of Period	$217,899	$238,447

Cash Flows from Operating Activities of Continuing Operations:
Net earnings from continuing operations	28,535	25,735
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,504	8,360
Change in prepaid pension costs, net	7,667	7,756
Deferred taxes	7,120	(7,981)
Stock-based compensation and other	888	751
Changes in operating assets and liabilities:
Accounts receivable	(9,787)	(12,478)
Inventories	(21,604)	(12,349)
Other current assets	180	11,127
Accounts payable and accrued expenses	5,998	(9,500)
Payroll and related expenses	(5,002)	(2,829)
Other long-term liabilities	18,128	5,111
Other operating activities	(971)	(34)
Net Cash Provided by Operating Activities of Continuing Operations	38,656	13,669

Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	(7,159)	(7,674)
Sale of property, plant and equipment	6,050	4,026
Restricted cash	50,000	(50,000)
Other investing activities	593	64
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	49,484	(53,584)

Cash Flows from Financing Activities of Continuing Operations:
Repayment of long-term obligations.	(108,500)	—
Stock options exercised	16,373	2,836
Other financing activities	1,118	319
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	(91,009)	3,155
Net Cash Used in Continuing Operations	(2,869)	(36,760)
Net Cash Used in Operating Activities of Discontinued Operations	(34,662)	(39,270)
Net Cash Used in Investing Activities of Discontinued Operations	(806)	(1,038)
Resulting Decrease in Cash and Cash Equivalents	(38,337)	(77,068)
Cash and Cash Equivalents at End of Period	$179,562	$161,379

Supplemental Disclosure of Cash Flow Information:
Effect of exchange rates on cash and cash equivalents	$(6,397)	$785
Interest paid	(12,064)	(14,815)
Income taxes paid	(5,249)	(5,709)

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

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS businesses are no longer aligned with the Company’s long-term strategy. Company management believes that divesture of the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes. All prior periods presented have been restated to reflect this classification. The Company completed the sale of the Cincinnati Lamb business during the quarter ended April 3, 2005, and on October 27, 2005, signed an agreement to sell Landis Grinding Systems business (see Note 5 to the consolidated financial statements).

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

The consolidated statements of cash flows for the nine months ended October 2, 2005 and September 30, 2004, reflect the reclassification of $50 million in restricted cash from financing activities to investing activities.

Significant Accounting Policies

Revenue recognition for Rapid Start intellectual property (“IP”) royalties – The Company licenses rights to use portions of its IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products. As a result of the Company’s Rapid Start RFID IP licensing program, which ended on August 31, 2005, the Company has expanded its revenue recognition policy to include the license fees from this program.  Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using the Company’s licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees related to the Company’s Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period the Company expects to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and the Company’s estimate of the average technology lifecycle for the automated data capture industry. The Company earns royalties on licensed RFID products sold worldwide by its licensees at the time that the licensees’ sales occur.  The Company’s licensees report and pay royalties owed for sales in any given quarter after the conclusion of that quarter. The Company has determined that, due to the lack of historical trends coupled with the anticipated escalating business trends, the Company does not have the ability to reliably estimate the running royalties when earned. Therefore, the Company recognizes such royalty revenue in the quarter in which the royalties are reported to the Company by the licensees.

2.                          Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized over the vesting period if the fair value is greater than the exercise price (the intrinsic value method) at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and basic and diluted earnings per share for the three and nine months ended October 2, 2005, and September 30, 2004, would have been reduced to the pro forma amounts indicated in the following table (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004

Net earnings as reported	$4,571	$5,903	$20,119	$22,088
Add: stock-based compensation expense recorded under the intrinsic value method, net of tax effect	593	181	1,661	694
Less: stock compensation expense computed under the fair value method, net of tax effect	(1,599)	(758)	(4,449)	(2,471)
Pro forma net earnings	$3,565	$5,326	$17,331	$20,311

Net earnings per share as reported:
Basic	$0.07	$0.10	$0.33	$0.37
Diluted	$0.07	$0.10	$0.32	$0.36

Pro forma net earnings per share:
Basic	$0.06	$0.09	$0.28	$0.34
Diluted	$0.06	$0.09	$0.27	$0.33

During the nine months ended October 2, 2005, the Company issued 1,446,098 shares of Common Stock under its stock compensation plans, including 1,345,554 shares issued upon the exercise of options, 9,332 shares of restricted stock, 2,034 shares issued upon vesting of restricted stock units and 89,178 shares issued under the Employee Stock Purchase Plan and Directors Stock Option and Fee Plan. Also during the nine months ended October 2, 2005, 142,778 shares of restricted stock vested due to completion of the vesting period.

3.                          Inventories

Inventories comprise the following (thousands of dollars):

	October 2,	December 31,
	2005	2004

Raw materials	$62,593	$53,714
Work in process	734	304
Finished goods	38,158	26,836
Inventories	$101,485	$80,854

4.                          Long-term Debt and Interest, net

As of October 2, 2005, the Company maintains two secured long-term credit facilities: a $100 million revolving credit facility (the “Revolving Facility”) and a £15 million ($26.5 million) revolving facility and related overdraft facility (collectively, the “UK Facility”).

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at October 2, 2005, of $32.1 million under the Revolving Facility and £5.6 million ($9.9 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first nine months of 2005, and as of October 2, 2005, no borrowings were outstanding under either the Revolving Facility or the UK Facility. As of October 2, 2005, the Company was in compliance with the financial covenants of each of these agreements.

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

•                  Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. This cash restriction has been removed as of October 2, 2005.

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

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. In March 2005, the Company retired the $100.0 million seven-year notes. In July 2005, the Company also retired an $8.5 million industrial revenue bond.

Interest, net comprises the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004
Interest expense	$2,257	$4,112	$8,656	$12,251
Interest income	(1,592)	(923)	(4,745)	(2,808)
Interest, net	$665	$3,189	$3,911	$9,443

The Company also has letter-of-credit reimbursement agreements totaling $29.9 million at October 2, 2005, compared to $53.6 million at December 31, 2004. As of October 2, 2005, $11.7 million of the agreements related to performance on contracts with current customers and vendors, and $18.2 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold. The Company is indemnified by the purchaser on the entire $18.2 million of letter-of-credit agreements related to Cincinnati Lamb and is the beneficiary of a backup letter-of-credit in the aggregate amount of $6.6 million issued pursuant to the terms of the sale. The Company believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote.

5.                          Discontinued Operations

During the fourth quarter of 2004, the Company committed to a plan to dispose of its IAS businesses, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that they are no longer aligned with the Company’s long-term strategy. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS businesses are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

On October 27, 2005, the Company entered into a Purchase and Sale Agreement (“The Agreement”) to sell its Landis Grinding Systems division (“Landis”). Under the Agreement, the purchasing parties will acquire the global operations of Landis through the purchase of substantially all of the assets of the Landis Grinding Systems. The consideration for the purchased assets consists of $69 million in cash, a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer's parent, and the buyer's assumption of certain liabilities, including certain pension and other post-retirement obligations.  The purchase price is subject to possible adjustments based on the amount of net working assets at closing.

The Agreement contains customary covenants and closing conditions, including operation of Landis in the ordinary course until the closing, obtaining third-party consents to the transaction, and non-competition for five years in the U.S. and three years in the U.K.

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of

2005 the Company reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 the Company loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (6.9% as of October 2, 2005) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of October 2, 2005, the estimated fair value of the note is $10.4 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. The Company’s consolidated balance sheet as of October 2, 2005, classifies the $10.4 million long-term note receivable as other assets.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005 the Company recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following (thousands of dollars):

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

The following table sets forth the components of the loss from discontinued operations, net of tax, for the three and nine months ended October 2, 2005, and September 30, 2004 (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004
Product and service revenues	$38,871	$121,919	$199,750	$344,218

Operating loss	(7,781)	(1,007)	(12,496)	(3,610)
Loss on sale of Cincinnati Lamb	—	—	(35,926)	—
Loss from discontinued operations, before tax	(7,781)	(1,007)	(48,422)	(3,610)
Provision (Benefit) for income taxes	(1,084)	(64)	(40,006)	37
Loss from discontinued operations, net of tax	$(6,697)	$(943)	$(8,416)	$(3,647)

Operating loss from discontinued operations for the three and nine months ended October 2, 2005, includes a $9.5 million charge for the settlement of a lawsuit (see Note 12). Operating loss from discontinued operations for the nine months ended October 2, 2005, includes an impairment charge in the second quarter of $2.0 million to write-down property, plant and equipment, classified as assets held for sale on the Company’s consolidated balance sheets, to its estimated net realizable value.

The tax benefit for the nine months ended October 2, 2005, reflects an effective tax rate of 82.6% compared to the U.S. statutory tax rate of 35%.  The increase is primarily due to tax benefits from the disposition of the Cincinnati Lamb business of approximately $24.0 million.  These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, result from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The Company ceased permanently reinvesting in Canada, Germany and Korea as a result of the disposition of the Cincinnati Lamb business.  The tax on repatriated dividends was substantially offset by foreign tax credits.

The table below sets forth the assets and liabilities of discontinued operations as of October 2, 2005, and December 31, 2004 (thousands of dollars):

	October 2,	December 31,
	2005	2004
Current assets of discontinued operations:
Accounts receivable, net	$35,270	$160,118
Inventories, net	27,452	55,926
Other current assets	824	5,635
Impairment of current assets	—	(10,563)
Total current assets of discontinued operations	63,546	211,116

Long-term assets of discontinued operations:
Property, plant and equipment, net	11,342	13,356
Goodwill	7,796	7,796
Other assets	54	86
Total long-term assets of discontinued operations	19,192	21,238

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	28,206	117,026
Accounts payable-Tower Automotive settlement	13,500	—
Accrued payroll	4,664	13,231
Total current liabilities of discontinued operations	46,370	130,257
Long-term liabilities of discontinued operations	11,773	46,388
Net assets of discontinued operations	$24,595	$55,709

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of October 2, 2005, and December 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of October 2, 2005, accumulated other comprehensive income on the Company’s consolidated balance sheet includes a credit balance of $9.6 million related to Landis Grinding Systems cumulative translation adjustments.

6.                          Provision for Income Taxes

The tax provision for the three and nine months ended October 2, 2005, reflects effective tax rates for continuing operations of 12.4% and 25.6%, respectively, compared to a U.S. statutory provision rate of 35%.  The reduction in the effective tax rates is primarily due to a reduction in the foreign tax contingency accrual as a result of the resolution of a German tax audit.

The tax benefit for the three months ended and the tax provision for the nine months ended September 30, 2004, reflects effective tax rates for continuing operations of 27.9% and 22.5%, respectively.  The reduction in the effective tax rates is primarily due to the recognition of deferred tax assets and other tax benefits that were previously unrecognized.

7.                          Shares Used in Computing Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004

Weighted average common shares - Basic	62,076,898	60,631,341	61,509,047	60,408,219
Dilutive effect of unvested restricted stock and stock options	1,557,960	1,466,819	1,561,772	1,671,055
Weighted average shares - Diluted	63,634,858	62,098,160	63,070,819	62,079,274

Company employees and directors held options to purchase 81,140 shares of Company common stock for the nine months ended October 2, 2005, and 2,069,320 and 967,313 shares for the three and nine months ended September 30, 2004, respectively, that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options and the Company reports net earnings. No options were antidilutive for the three months ended October 2, 2005.

8.                          Comprehensive Earnings

The Company’s comprehensive earnings comprise the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004

Net earnings	$4,571	$5,903	$20,119	$22,088
Change in equity due to foreign currency translation adjustments	(668)	2,916	(23,044)	1,274
Change in equity due to minimum pension liability adjustment	—	—	9,144	—
Unrealized gains on cash flow hedges	(34)	167	45	287
Comprehensive earnings	$3,869	$8,986	$6,264	$23,649

The change in equity due to foreign currency translation adjustments for the nine months ended October 2, 2005, includes a credit balance of $8.3 million for cumulative translation adjustments that was previously included in accumulated other comprehensive income and recognized in net earnings in the first quarter of 2005 in connection with the sale of Cincinnati Lamb.

9.                          Intellectual Property Settlements

During the first quarter of 2004, the Company received compensation of $19.7 million in relation to one settlement regarding certain of its intellectual property (“IP”). The terms of this settlement are confidential. The operating profit from the IP settlement, net of legal fees, for the nine months ended September 30, 2004, was $15.7 million. IP settlement compensation is classified as sales revenues and the related legal costs are classified as cost of sales on the Company’s consolidated statements of operations.

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

Corporate and other amounts include corporate operating costs. Intercompany transactions have been eliminated. The following table sets forth the Company’s operations by business segments (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004

Revenues
Intermec Revenues	$219,814	$194,814	$633,768	$574,398
Operating Profit (Loss) from Continuing Operations
Intermec	$18,020	$17,084	$57,908	$60,729
Corporate and Other	(4,449)	(8,296)	(15,802)	(17,163)
Total Operating Profit from Continuing Operations	$13,571	$8,788	$42,106	$43,566

Total assets at October 2, 2005, and December 31, 2004, are $377 million and $340 million for Intermec, respectively, and $447 million and $500 million for Corporate and Other, respectively.  Total assets of discontinued operations are $83 million and $232 million as of October 2, 2005, and December 31, 2004, respectively.

11.                   Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder of the Company, owning approximately 20% of the Company’s outstanding shares.  In January 2005, Unitrin’s Life and Health Insurance segment agreed to hire the Company’s Intermec subsidiary to develop the software for the next generation of Life and Health Insurance’s handheld computers. During the three and nine months ended October 2, 2005, the Company recognized $2.0 million and $2.2 million in revenues from Unitrin, respectively. Also during the three and nine months ended October 2, 2005, the Company recorded $0.3 million of deferred service revenue from Unitrin. The Company believes that the prices of goods and services sold to Unitrin are comparable to those received from unaffiliated third parties. As of October 2, 2005, the Company has $2.2 million of accounts receivable from Unitrin.

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

Product Warranty
Liabilities

Beginning balance as of January 1, 2005	$4,878
Payments	(5,493)
Increase in liability for new warranties issued	6,319
Ending balance as of October 2, 2005	$5,704

The Company has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require the Company to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that the Company estimate and record the fair value of guarantees as a liability. The Company does not believe it has any significant exposure related to such guarantees and therefore has not recorded a liability as of October 2, 2005, or December 31, 2004. The Company has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on the Company’s financial position or results of operations.

The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. The Company believes it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or by the creation of significant expenses.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly is a lawsuit filed on March 11, 2002, in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. (“Tower”).  On September 15, 2005, the parties agreed to settle this lawsuit. Tower agreed to dismiss the complaint with prejudice and to release the Company from any and all claims it may have had against the Company. The Company agreed to dismiss its counter claim with prejudice and to release Tower from any and all claims it may have had against Tower. In accordance with the terms of the settlement, the Company paid $13.5 million to Tower on October 12, 2005. The settlement resulted in a charge of $9.5 million, classified as loss from discountinued operations on the Company's consolidated statements of operations for the three and nine months ended October 2, 2005. On the Company’s consolidated balance sheet as of October 2, 2005, this liability is classified as current liabilities of discontinued operations.

The settlement agreement was subject to approval of the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”) in the case captioned in re: Tower Automotive, Inc., et al. The Bankruptcy Court approved the settlement agreement on September 27, 2005.

On March 10, 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to the Company. On March 10, 2005, Symbol filed a lawsuit in the United States District Court for the District of Delaware seeking a declaratory judgment that its termination of the OEM agreement is lawful (the “Contract Case”). The Company believes that the termination of the OEM agreement by Symbol will not have a material adverse effect on operations.

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec on March 10, 2005, in the United States District Court for the District of Delaware for wireless patent infringement (the “Wireless Case”). On March 23, 2005, the Company filed its answer to Symbol’s wireless patent infringement complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. The Company simultaneously filed its answer to Symbol’s declaratory judgment action and filed counterclaims against Symbol for breach of the OEM agreement.

On April 28, 2005, Symbol announced that it had filed a lawsuit against Intermec in the United States District Court for the Western District of Wisconsin for infringing Symbol’s barcode decoding patents (the “Decoding Case”). On July 14, 2005, in response to a motion by the Company, the Decoding Case was transferred to the United States District Court for the District of Delaware. That case has now been consolidated for purposes of discovery with the Wireless Case. The Company has denied liability in the Decoding Case and pursuant to the standstill agreement discussed below retains the right to file counterclaims against Symbol in the Decoding Case.

On June 30, 2005, Intermec filed a complaint with the U.S. International Trade Commission (the “ITC”) alleging that Symbol is illegally importing products that infringe Intermec patents that cover pocket-sized handheld computing devices, modular handheld computing devices and recharging and data exchanging cradles (the “ITC Case”. On July 29, 2005, the ITC voted to investigate Intermec’s allegations against Symbol. Pursuant to the standstill agreement, discussed below, the Company asked the ITC to dismiss and close the investigation. On September 26, 2005, in response to the Company’s request, the Administrative Law Judge terminated the investigation. On October 12, 2005, the ITC entered a Notice Not to Review the Order terminating the investigation.

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

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, and to postpone filing any new patent infringement law suits against each other until March 1, 2006. The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allows the Company to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by the Company in the ITC case. According to the standstill agreement these permitted counterclaims and new action must be filed no sooner than December 1, 2005, and no later than December 9, 2005.  The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years. The United States District Court for the District of Delaware has granted the scheduling changes required to effectuate the standstill agreement of the parties.

13.                   Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R). The components of net pension and postretirement periodic benefit cost (credit) for the three and nine months ended October 2, 2005, and September 30, 2004, are as follows (thousands of dollars):

Three Months Ended October 2, 2005, and September 30, 2004:	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Service Cost	$1,701	$2,417	$827	$1,440	$33	$39
Interest Cost	2,407	2,238	1,126	2,347	166	671
Expected return on plan assets	(2,537)	(2,448)	(1,006)	(2,414)	—	—
Amortization and deferrals:
Transition asset	—	(11)	(82)	(84)	—	—
Actuarial loss	765	785	239	477	17	209
Prior service cost (benefit)	161	179	—	—	—	(299)
Net pension and postretirement periodic benefit cost	$2,497	$3,160	$1,104	$1,766	$216	$620

Nine Months Ended October 2, 2005, and September 30, 2004:	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Service Cost	$6,511	$7,252	$2,946	$4,317	$100	$117
Interest Cost	7,447	6,715	4,831	7,034	1,395	2,087
Expected return on plan assets	(7,549)	(7,345)	(4,686)	(7,235)	—	—
Amortization and deferrals:
Transition asset	—	(32)	(254)	(253)	—	—
Actuarial loss	2,465	2,360	1,000	1,430	357	705
Prior service cost (benefit)	519	538	—	—	(598)	(897)
Special termination benefits	264	—	—	—	—	—
Curtailment loss (gain)	57	—	(5,396)	—	(12,274)	—
Settlement gain	—	—	(332)	—	(21,090)	—
Net pension and postretirement periodic benefit cost (credit)	$9,714	$9,488	$(1,891)	$5,293	$(32,110)	$2,012

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

During the nine months ended October 2, 2005, the Company contributed approximately $8.8 million to its pension and other postretirement benefit plans, comprising $1.8 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.8 million in matching contributions to its 401(k) plan, $3.5 million in contributions to its foreign pension plans, and $1.7 million in benefits paid pertaining to its other postretirement benefits plans. The Company expects to contribute an additional $2.1 million to these plans during the remainder of 2005, of which $0.5 million relates to benefit payments on its unfunded U.S. defined benefit plans, $0.5 million in matching contributions to its 401(k) plan, $0.8 million in contributions to its foreign pension plans and $0.3 million in benefit payments pertaining to its other postretirement benefit plans.

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

Effective the fourth quarter of 2004, the Company committed to a plan to sell its Industrial Automation Systems (“IAS”) businesses, comprising the Cincinnati Lamb division and the Landis Grinding Systems division after the Board of Directors concluded that the IAS segment no longer aligned with the Company’s long-term strategy. Company management believes that divesting the IAS businesses will enable the Company to concentrate better on Intermec’s core competencies and growth opportunities. The Company has classified the IAS businesses as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes (see Note 5 to the consolidated financial statements). All prior periods presented have been conformed to reflect this classification. The Company completed the sale of the Cincinnati Lamb business during the quarter ended April 3, 2005, and expects to complete the sale of the Landis Grinding Systems business in the fourth quarter of 2005.

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

Intermec’s results appear to confirm management’s belief that Intermec products tend to lead information technology (“IT”) spending recoveries due to the high returns on investment and short payback periods associated with customer implementation of the Company’s systems and solutions. The Company believes that there are future growth opportunities for Intermec products as a result of increasing interest in RFID (radio frequency identification), the next generation item-tracking technology; increasing interest in item-tracking technologies within the government market, such as Defense and Homeland Security; improved access for Intermec to non-traditional markets as a result of broadening the product line to support these markets; and partnering arrangements with industry leaders to provide integrated solutions to customers. The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on the generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of the business.

Results of Operations

The following discussion compares the Company’s results of operations for the three and nine months ended October 2, 2005 and September 30, 2004. Results from continuing operations include the Intermec segment and the Corporate and Other segment. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004
Product and Service Revenues	$219.8	$194.8	$633.8	$574.4

Costs and Expenses:
Cost of product and service revenues	132.1	115.4	368.8	327.2
Selling, general and administrative	74.1	70.6	222.9	203.6
Total Costs and Expenses	206.2	186.0	591.7	530.8
Operating Profit from Continuing Operations	13.6	8.8	42.1	43.6
Interest, net	(0.7)	(3.2)	(3.9)	(9.5)
Foreign currency exchange, net gain (loss)	—	(0.3)	0.1	(0.9)
Earnings from Continuing Operations before Income Taxes	12.9	5.3	38.3	33.2
Provision (Benefit) for Income Taxes	1.6	(1.5)	9.8	7.5
Earnings from Continuing Operations, net of tax	11.3	6.8	28.5	25.7
Loss from Discontinued Operations, net of tax	(6.7)	(0.9)	(8.4)	(3.6)
Net Earnings	$4.6	$5.9	$20.1	$22.1

Revenues

Revenues by category and as a percentage of related revenues from continuing operations for the three and nine months ended October 2, 2005 and September 30, 2004 were as follows (millions of dollars):

	Three Months Ended
	October 2, 2005		September 30, 2004
		Percent of		Percent of		Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues:
Product	$179.6	81.7%	$160.0	82.1%	$19.6	12.3%
Service	40.2	18.3%	34.8	17.9%	5.4	15.5%
Total Revenues	$219.8	100.0%	$194.8	100.0%	$25.0	12.8%

Quarterly revenue growth of 12.8% was driven by strong, broad based product demand, including a good balance of large enterprise account rollouts across Intermec’s industry segments and strong growth from the Company’s indirect channel. Product revenues for the three months ended October 2, 2005, were $179.6 million, an increase of $19.6 million, or 12.3%, compared with the corresponding prior-year period.  Systems and solutions revenue increased by 11.8% and printer/media products increased 10.0%. Service revenue increased 15.8% over the corresponding prior-year period from technical engineering services for government contracts, which are increasing as a result of the AIT III contract, and continued growth in Latin America. Geographically, product and service revenue in North America increased 18.3% over the corresponding prior-year period, Europe, Middle East and Africa increased 6.6%, and the rest of the world increased 2.3%.

	Nine Months Ended
	October 2, 2005		September 30, 2004
		Percent of		Percent of		Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues:
Product related	$522.6	82.5%	$455.6	79.3%	$67.0	14.7%
IP settlement	—	—	19.7	3.4%	(19.7)	(100.0)%
Total Product Revenues	522.6	82.5%	475.3	82.7%	47.3	10.0%
Service	111.2	17.5%	99.1	17.3%	12.1	12.2%
Total Revenues	$633.8	100.0%	$574.4	100.0%	$59.4	10.3%

Product revenues for the nine months ended September 30, 2004 include $19.7 million of revenue and $15.7 million of operating profit from compensation related to a settlement regarding certain of the Company’s intellectual property (“IP settlement”). Product related revenue increased 14.7% and service revenue increased 12.2%, resulting in a combined increase of 14.3% for the nine months ended October 2, 2005, compared with the corresponding prior-year period. Geographically, product and service revenue in North America increased 16.8% over the corresponding prior-year period, Europe, Middle East and Africa increased 9.3% and the rest of the world increased 14.3%.

The Company is currently the plaintiff in a patent infringement lawsuit regarding its battery power-management patents, which may result in future revenue and operating profit. Settlements relating to the battery power-management patents have been reached to date with companies that in the aggregate represent approximately ninety percent of U.S. laptop sales. In addition, the Company is also the plaintiff in various other patent infringement lawsuits which may result in future revenue and operating profit. Management cannot predict the outcome of any of these lawsuits or the timing or amount of future settlements or judgments.

Gross Profit

Gross profit and gross margin by revenue category for the three and nine months ended October 2, 2005, and September 30, 2004 were as follows (millions of dollars):

	Three Months Ended
	October 2, 2005		September 30, 2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product related	$72.6	40.4%	$65.0	40.6%
Service	15.1	37.6%	14.4	41.5%
Total Gross Profit and Gross Margin	$87.7	39.9%	$79.4	40.7%

Product and service gross profit for the three months ended October 2, 2005, increased $8.3 million, or 10.4% compared to the corresponding prior-year period as a result of the revenue increase. The product gross margin decreased by 0.2 points due to the mix of growth in the US compared to Europe, in Latin America compared to Asia and more significantly to lower margins realized from large enterprise accounts. The decrease in service margins of 3.9 points is due primarily to the mix of large enterprise accounts.

	Nine Months Ended
	October 2, 2005		September 30, 2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product related	$220.9	42.3%	$190.8	41.9%
IP Settlement	—	—	15.7	79.7%
Total Product	220.9	42.3%	$206.5	43.4%
Service	44.1	39.7%	40.7	41.1%
Total Gross Profit and Gross Margin	$265.0	41.8%	$247.2	43.0%

Gross profit for the nine months ended September 30, 2004, includes $15.7 million from compensation related to the IP settlement. Total gross profit for the nine months ended October 2, 2005, increased $17.8 million or 7.2% compared with the corresponding prior-year period. Product related gross profit for the nine months ended October 2, 2005, increased $30.1 million, or 15.8%, compared with the corresponding prior-year period as a result of the 14.7% increase in revenue combined with the 0.4 point improvement in gross margin.  The increase in service revenue for the nine months ended October 2, 2005, contributed a $3.4 million increase in gross profit compared with the corresponding 2004 period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $74.1 million and $222.9 million for the three and nine months ended October 2, 2005, respectively, compared with SG&A expenses of $70.6 million and $203.7 million for the corresponding prior-year period. Intermec’s SG&A expense for the three months ended October 2, 2005, was $69.7 million, or 31.8% of revenue, compared with 32.0% of revenue for the corresponding prior-year period. The decrease in Intermec SG&A expense as a percentage of revenue was primarily due to the ability to leverage Intermec’s SG&A structure as product and service revenues increase, partially offset by incremental legal expense of $5.7 million in the quarter primarily associated with the pursuit of a legal remedy for the Company's many disputes with Symbol Technologies. Intermec’s R&D expense decreased to 7.1% of revenues for the quarter ended October 2, 2005 compared with 8.3% for the corresponding prior-year period primarily due to the improved leverage as a result of the revenue increase.

Operating expenses for Corporate and Other were $4.4 million and $8.3 million for the three months ended October 2, 2005, and September 30, 2004, respectively, and $15.8 million and $17.2 million for the corresponding nine month periods. Corporate and Other expenditures for the first quarter of 2004 included the reversal of a $2.0 million legal accrual due to a favorable ruling in an Intellectual Property dispute during the quarter.

Operating Profit

Operating profit and operating profit margin by revenue category for the three and nine months ended October 2, 2005, and September 30, 2004, were as follows (millions of dollars):

	Three Months Ended
	October 2, 2005		September 30, 2004
	Operating Profit	Operating Profit Margin	Operating Profit	Operating Profit Margin
Operating Profit from Continuing Operations
Intermec	$18.0	8.2%	$17.1	8.8%
Corporate and Other	(4.4)	(2.0)%	(8.3)	(4.3)%
Total Operating Profit from Continuing Operations	$13.6	6.2%	$8.8	4.5%

Intermec operating profit for the three months ended October 2, 2005, including the impact of $5.7 million of incremental legal expense, increased $0.9 million, or 5%, compared with the corresponding prior-year period. Total operating profit from continuing operations for the three months ended October 2, 2005, increased $4.8 million, or 55%, compared with the corresponding prior-year period, due to the $3.9 million decrease in Corporate and Other expense combined with $0.9 million improvement in Intermec operating profit.

	Nine Months Ended
	October 2, 2005		September 30, 2004
	Operating Profit	Operating Profit Margin	Operating Profit	Operating Profit Margin
Operating Profit from Continuing Operations
Intermec:
Product and Service	$57.9	9.1%	$45.0	7.8%
IP Settlements	—	—	15.7	2.7%
Total Intermec	57.9	9.1%	60.7	10.5%
Corporate and Other	(15.8)	(2.5)%	(17.1)	(3.0)%
Total Operating Profit from Continuing Operations	$42.1	6.6%	$43.6	7.6%

Intermec product and service operating profit for the nine months ended October 2, 2005, increased $12.9 million, or 28.7%, compared with the corresponding prior-year period. Intermec operating profit for the nine months ended October 2, 2005, decreased $2.8 million compared with the corresponding prior-year period due to the $15.7 million impact of the IP settlement in the first quarter of 2004.

Interest, Net

Net interest expense was $0.7 million and $3.9 million for the three and nine months ended October 2, 2005, respectively, compared with $3.2 million and $9.4 million for the corresponding prior year period. The reduction in net interest expense primarily reflects the lower average debt balances during the three and nine months ended October 2, 2005, compared with the corresponding prior-year periods.

Provision for Income Taxes

The tax provision for the three and nine months ended October 2, 2005, reflects effective tax rates for continuing operations of 12.4% and 25.6%, respectively, compared to a U.S. statutory provision rate of 35%.  The reduction in the effective tax rates is primarily due to a reduction in the foreign tax contingency accrual as a result of the resolution of a German tax audit.

The tax benefit for the three months ended and the tax provision for the nine months ended September 30, 2004, reflect effective tax rates for continuing operations of 27.9% and 22.5%, respectively.  The reduction in the effective tax rates is primarily due to the recognition of deferred tax assets and other tax benefits that were previously unrecognized.

Loss from Discontinued Operations

During the fourth quarter of 2004, the Company committed to a plan to dispose of its IAS businesses, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that they are no longer aligned with the Company’s long-term strategy. During the first quarter of 2005, the Company completed the sale of the Cincinnati Lamb business. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS businesses are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

On April 3, 2005, the Company completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. The Company was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005 the Company reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 the Company loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (6.9% as of October 2, 2005) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of October 2, 2005, the estimated fair value of the note is $10.4 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. The Company’s consolidated balance sheet as of October 2, 2005, classifies the $10.4 million long-term note receivable as other assets.

The Company recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005 the Company recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following (thousands of dollars):

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

The following table sets forth the components of the loss from discontinued operations, net of tax, for the three and nine months ended October 2, 2005, and September 30, 2004 (thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004
Product and service revenues	$38,871	$121,919	$199,750	$344,218

Operating loss.	(7,781)	(1,007)	(12,496)	(3,610)
Loss on sale of Cincinnati Lamb	—	—	(35,926)	—
Loss from discontinued operations, before tax	(7,781)	(1,007)	(48,422)	(3,610)
Provision (Benefit) for income taxes..	(1,084)	(64)	(40,006)	37
Loss from discontinued operations, net of tax	$(6,697)	$(943)	$(8,416)	$(3,647)

Operating loss from discontinued operations for the three and nine months ended October 2, 2005, includes a $9.5 million charge for the settlement of a lawsuit (see Note 12). Operating loss from discontinued operations for the nine months ended October 2, 2005, includes an impairment charge in the second quarter of $2.0 million to write-down property, plant and equipment, classified as assets held for sale on the Company’s consolidated balance sheets, to its estimated net realizable value.

The tax benefit for the nine months ended October 2, 2005, reflects an effective tax rate of 82.6% compared to the U.S. statutory tax rate of 35%.  The increase is primarily due to tax benefits from the disposition of the Cincinnati Lamb business of approximately $24.0 million.  These benefits, including a tax effected capital loss carryforward in the U.S. in the amount of $12.4 million, result from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a prior period election to treat a foreign subsidiary as a branch.

The Company ceased permanently reinvesting in Canada, Germany and Korea as a result of the disposition of the Cincinnati Lamb business.  The tax on repatriated dividends was substantially offset by foreign tax credits.

The table below sets forth the assets and liabilities of discontinued operations as of October 2, 2005, and December 31, 2004 (thousands of dollars):

	October 2,	December 31,
	2005	2004
Current assets of discontinued operations:
Accounts receivable, net	$35,270	$160,118
Inventories, net	27,452	55,926
Other current assets	824	5,635
Impairment of current assets	—	(10,563)
Total current assets of discontinued operations	63,546	211,116

Long-term assets of discontinued operations:
Property, plant and equipment, net	11,342	13,356
Goodwill	7,796	7,796
Other assets	54	86
Total long-term assets of discontinued operations	19,192	21,238

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	28,206	117,026
Accounts Payable-Tower Automotive settlement	13,500	—
Accrued payroll	4,664	13,231
Total current liabilities of discontinued operations	46,370	130,257

Long-term liabilities of discontinued operations	11,773	46,388
Net assets of discontinued operations	$24,595	$55,709

The Company’s goodwill of $7.8 million relates to its Landis Grinding Systems business and is classified as long-term assets of discontinued operations on the Company’s consolidated balance sheets as of October 2, 2005, and December 31, 2004. Long-term liabilities of discontinued operations comprise pension and postretirement obligations.

As of October 2, 2005, accumulated other comprehensive income on the Company’s consolidated balance sheet includes a credit balance of $9.6 million related to Landis Grinding Systems cumulative translation adjustments.

Liquidity and Capital Resources

The Company’s cash and cash equivalent position as of October 2, 2005, was $180 million. In March 2005, the Company retired $100 million of its bonds and thus removed the cash restriction of $50 million required under the Company’s credit agreements as of December 31, 2004. In July 2005, the Company also retired its $8.5 million industrial revenue bonds. Excluding the impact of the bond retirements and the restricted cash, cash and cash equivalents increased by $20 million compared with the December 31, 2004 balance. The increase comprised $55 million provided by continuing operations offset by $35 million used by discontinued operations.

Operating activities of continuing operations provided $39 million, comprised of $51 million from operations, partially offset by $12 million of interest payments. Investing activities of continuing operations for the nine months of 2005 provided net cash flow of $49 million due to proceeds from the sale of assets held for sale and the removal of the restriction on $50 million of restricted cash, partially offset by capital expenditures of $7 million. Financing activities of continuing operations reflect the use of $108 million for the repayment of debt, partially offset by $16 million of proceeds from stock option exercises during the nine months ended October 2, 2005. Operating activities of discontinued operations used $35 million. Investing activities of discontinued operations used $1 million.

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at October 2, 2005, of $32.1 million under the Revolving Facility and £5.6 million ($9.9 million) under the UK Facility. The Company made no borrowings under the Revolving Facility or the UK Facility during the first nine months of 2005, and as of October, 2005, no borrowings were outstanding under either the Revolving Facility or the UK Facility. As of October 2, 2005, the Company was in compliance with the financial covenants of each of these agreements.

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

•                        Until it retired its 6.875% Notes due March 15, 2005, the Company was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. This cash restriction has been removed as of October 2, 2005.

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

In March 1998, the Company sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments are due semi-annually. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. In March 2005, the Company retired the $100.0 million seven-year notes. In July 2005, the Company retired the $8.5 million industrial revenue bond.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, the sale of discontinued operations and assets held for sale and available borrowings under the Company’s Revolving Facility will be sufficient to fund the Company’s operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Subsequent events

On October 27, 2005 the Company entered into a Purchase and Sale Agreement (“The Agreement”) to sell its Landis Grinding Systems division (“Landis”). Under the Agreement, the purchasing parties will acquire the global operations of Landis through the purchase of substantially all of the assets of the Landis Grinding Systems. The consideration for the purchased assets consists of $69 million in cash, a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer's parent, and the buyer's assumption of certain liabilities, including certain pension and other post-retirement obligations.  The purchase price is subject to possible adjustments based on the amount of net working assets at closing.

The Agreement contains customary covenants and closing conditions, including operation of Landis in the ordinary course until the closing, obtaining third-party consents to the transaction, and non-competition for five years in the U.S. and three years in the U.K.

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

On March 15, 2005, the Company retired $100 million of bonds. In July 2005, the Company retired the $8.5 million industrial revenue bond.

Except for the elimination of the purchase commitments with Symbol and the reduction of long-term debt obligations noted above, the Company’s contractual commitments as of October 2, 2005, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of October 2, 2005, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $198.3 million.

Except as noted in the preceding paragraph, as of October 2, 2005, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2004, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, Company management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2005.

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

PART II.  OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 4 to July 31, 2005	5,213	$27.82	—	—
August 1 to August 28 , 2005	—	—	—	—
August 29 to October 2, 2005	20,463	34.21	—	—
Total	25,676	$32.91	—	—

The purchased shares indicated in the above table were surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options and to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.                             EXHIBITS

4.1	Thomas O. Miller Employment Agreement, dated as of October 21, 2005.

4.2

Purchase and Sale Agreement among UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA IP Corp. and UNOVA U.K. Limited as Selling Entities and Compagnie De Fives-Lille, Cinetic Landis Grinding Corp. and Cinetic Landis Grinding Limited as Purchasing Entities, dated as of October 27, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 8, 2005.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 8, 2005.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 8, 2005.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 8, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOVA, INC.
(Registrant)

By	/s/ Fredric B. Anderson

Fredric B. Anderson
Vice President and Controller
(Acting Chief Financial Officer)

November 9, 2005