Form 10-K
period 2005-12-31
Intermec, Inc.
filed 2006-03-16
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

Intermec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6001 36th Avenue West	98203-1264
Everett, Washington	(Zip Code)
www.intermec.com
(Address of principal executive offices)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 1, 2005, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.6 billion, based on the closing sale price as reported on the New York Stock Exchange.

On February 28, 2006, there were 62,985,306 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on From 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 17, 2006.

INTERMEC, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to Intermec’s ability to maintain or to improve the revenues and profits of its continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use its investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of its continuing operations, estimates of financial impact of discontinued operations and the other factors described in Item 1A and Item 7 of this filing. Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or its management are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance. A number of factors can impact Intermec’s business and determine whether Intermec can or will achieve any forward-looking statement made in this report. Any one of those factors could cause Intermec’s actual results to differ materially from those discussed in a forward-looking statement. Intermec outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.intermec.com. Readers of this report are encouraged to review the Risk Factors portions of Item 1A and Item 7 of this filing which discuss risk factors associated with the Intermec’s business. Intermec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other event or circumstance occurring after the date of this annual report.

ITEM 1.   BUSINESS

General

Effective January 1, 2006, Intermec changed its name from UNOVA, Inc. to Intermec, Inc. (“Intermec” or the “Company”). Intermec became an independent public company upon the distribution of its common stock to the shareholders of Western Atlas Inc. on October 31, 1997. Intermec is a Delaware corporation and its headquarters are located in Everett, Washington and its major offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio and internationally in the United Kingdom, the Netherlands, Sweden, France, Canada, Mexico and Singapore.

Information on Intermec may be found at the Internet website www.intermec.com. Intermec’s annual reports on Form 10-K and certain of its other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through its Investor Relations website at www.intermec.com/IntermecInc/investorinfo.asp.. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document Intermec files and its references to the addresses of these websites are intended to be inactive textual references only. Shareholders may request a free copy of the annual reports on Form 10-K and quarterly reports on Form 10-Q from:

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

ITEM 1.   BUSINESS (Continued)

Continuing Operations

Intermec designs, develops, manufactures, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and systems, mobile computing products and systems, wired and wireless bar code printers, label media and RFID (radio frequency identification) products and systems. Intermec’s products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning and field sales and service. Intermec’s products and services are sold to customers within and outside of the United States in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

Intermec has three primary revenue sources: (1) revenue from the design, development, manufacture, sale, resale and integration of wired and wireless AIDC products and systems, mobile computing products and systems, wired and wireless bar code printers, label media, RFID products and systems and license fees; (2) revenue from customer support, product maintenance and other services related to the products and systems described above; and (3) revenue from settlements related to enforcement of Intermec’s intellectual property rights and sales of certain patents in Intermec’s intellectual property portfolio. For the years ended December 31, 2005, 2004 and 2003, Intermec reported $721.0 million, $654.9 million and $561.4 million of product revenues and $154.5 million, $136.8 million and $126.5 million of service revenues, respectively. Intellectual property settlement revenues were $19.6 million and $18.7 million for the years ended December 31, 2004 and 2003, respectively.

Discontinued Operations

In 2005, Intermec divested its Industrial Automation Systems (IAS) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in Intermec’s consolidated financial statements and related notes. The IAS businesses are producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

Products and Services

Intermec products include wired and wireless AIDC products and systems: mobile computing products and systems, wired and wireless barcode printers, label media, RFID products and systems and related services. These products and services allow customers to identify, track and manage their assets and other resources and improve the efficiency and effectiveness of their business operations.

Products

Bar Code Scanners and Systems

Intermec’s bar code scanning products include wireless handheld computers and terminals, linear and area imagers incorporating active pixel technology, and badge and laser scanners and related systems. These products are able to read or collect data and move that data directly into standard enterprise resource planning (ERP) systems, warehouse management system (WMS), order fulfillment, transportation, logistics and other business applications. Intermec also manufactures industrial handheld computers for use in warehouses and industrial environments. These products are used primarily by non-office workers such as warehouse, delivery, manufacturing and field service workers, and other employees who operate outside the typical office environment. Intermec’s bar code scanning products and systems are typically

ITEM 1.   BUSINESS (Continued)

used for workforce automation: tracking of work-in-process and finished-goods inventory through manufacturing, distribution and other commercial operations, “total asset” visibility, and real-time monitoring of inventory levels and order status. AIDC products of the type sold by Intermec replace manual data collection systems that are more susceptible to errors or omissions due to inaccurate keystrokes, illegible handwriting or overlooked transactions.

Enterprise Wireless Networks Products and Services

Intermec was one of the first companies to provide a network architecture that allows customers to use multiple radio technologies within one Local Area Network (LAN) system. Starting in the early 1980s, Intermec installed digital communication systems that linked mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering (“IEEE”) promulgated a new standard for high-speed network communication via wireless radio signal. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices.

In the years since the 802.11b standard was established, several large network equipment vendors have begun selling 802.11b and 802.11a/b and 802.11g wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports. Intermec is a Solutions Technology Integrator partner with Cisco Systems Inc. and has extended its systems and devices to include Cisco technology and products. Intermec develops wireless LAN software and services that enable its AIDC products to work seamlessly across a Cisco network. Intermec’s device management software allows centralized management of wireless Intermec products on the network.

Intermec’s wireless AIDC products include all major radio technologies, including synthesized UHF, 900 MHz, 802.11b/g, 802.11a and Bluetooth. This radio independence allows Intermec customers to choose the most efficient radio technology for their facilities.

Mobile Computing Products and Services

Intermec’s mobile computing products include handheld and vehicle-mounted mobile computers and systems and related services that facilitate local-area and wide-area wireless and wired data communications. These products typically contain multiple wireless technologies (wide-area GPRS and CDMA, with 802.11 and Bluetooth) that can operate simultaneously in a mobile computer. This allows customers to communicate remotely with their field employees. Intermec also develops and sells handheld computer application software for designated markets and applications, as well as communication and server systems that can integrate the information into customers’ enterprise management systems.

Intermec has developed device management software that can interoperate with a customer’s existing system management software to allow centralized management and control of remote devices such as mobile computers. Intermec’s mobile computing systems may also include AIDC devices, specialized peripherals and printer solutions.

To assist its customers with the automation of business processes, Intermec provides professional services such as installation, maintenance, site security and systems integration. Intermec’s line of handheld and vehicle-mounted computers have Microsoft Windows®, Windows® CE and Windows Mobile for Pocket PC®, and embedded Windows XP, as well as scanning and Internet Protocol-based data communication capabilities. Intermec’s mobile computing product families range from relatively low-cost, handheld batch and wireless data collection devices to higher-cost pen-based computers with wired and wireless network capabilities and flexible vehicle-mount communication systems.

ITEM 1.   BUSINESS (Continued)

Intermec’s mobile computing products and systems allow a customer’s remote workers to access centralized computer applications and databases, automatically collect data and send and receive data on a real-time basis. Intermec and its partners offer mobile computing application software for workforce automation, customer-level sales ordering, pricing and forecasting, account settlement and other software products that manage workforce automation and order dispatching, “total field asset” visibility, real-time proof of delivery, and other customer information.

Printer and Label Media Products and Services

Intermec’s line of bar code printers range from relatively low-cost, light-duty models to higher-cost, heavy-duty, industrial models that accommodate a wide array of printing widths, materials and label configurations. Intermec printers can be wired or can be wirelessly attached to enterprise networks. Intermec’s specialty printers provide custom capabilities, including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics even on extremely small labels such as those used by the electronics industry. Intermec’s printer product line includes printers that can read and write to RFID tags.

Intermec’s media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. In Intermec media products, Intermec emphasizes service and value-added technologies, such as the design and manufacture of specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Radio Frequency Identification (RFID) Products and Services

RFID technology is relatively new to the marketplace. RFID wirelessly communicates important product information that exceeds the information available from barcode between a tracking device, or reader, and tags comprising a computer chip and its antenna, encased in a protective covering. RFID tags are programmed to contain identification, serial numbers, history and other attributes. Certain RFID tags contain read/write memory to allow updates and tag reuse. Unlike laser-scanned bar codes, Intermec’s RFID tags do not require “line of sight” to be read. Customers have expressed interest in using RFID technology as a tool to track pallets, cartons, containers and individual items through their supply chains or as an access security application.

Intermec is focusing on passive UHF RFID technology and is developing, manufacturing, selling and reselling RFID tags, readers, software and related equipment, systems and services under the Intermec trade name. Intermec’s RFID products support International Standards Organization (“ISO”) standards and the new EPCglobal Generation 2 UHF standard (the “Gen 2 standard”), which are being adopted by customers worldwide. Intermec is working through alliances and directly with other companies to broaden customer access, support global standards and integrate data from RFID collection systems into broader information systems from Intermec.

Intermec has more than 150 RFID patents. In 2005, Intermec offered a Rapid Start RFID licensing program that provided licensees access to certain portions of Intermec’s RFID patents. Intermec selected 19 companies to participate, including industry leaders such as Texas Instruments, Avery Dennison, Zebra Technologies, Inc. and Symbol Technologies, Inc. Rapid Start licensees include multiple companies in each RFID product category. Cisco also took a license under Intermec patents relating to the use of RFID technology with wireless equipment.

Services

With its customer support services, professional services and installation services, Intermec assists customers in designing, implementing and deploying automated identification and data capture (“AIDC”),

ITEM 1.   BUSINESS (Continued)

products, systems and solutions in their businesses. Intermec’s project management teams create strategic plans that clearly identify the customer’s operational goals and AIDC solutions that will accomplish the business objectives. Intermec’s project management teams also define the functional requirements for implementing AIDC products and systems in the customer’s business. This includes the reason why they are needed, how they will be used, and how they will impact business processes.

Intermec’s project management teams prepare an implementation plan and assist the customer in deploying AIDC products and systems in the customer’s business. Intermec helps customers integrate new AIDC solutions with their existing AIDC systems and evaluate AIDC products, systems and services. Since Intermec has relationships with many vendors that provide complementary AIDC products, systems and services, Intermec can offer customers a “one-stop shopping” experience and comprehensive AIDC solutions. Intermec also provides customers with:

•       A single point of contact for project communications

•       Project planning, including defining the scope of work, preparing a statement of work, developing project objectives, developing schedules, identifying acceptance procedures, and documenting a project plan

•       Project implementation, including proper site preparation; tracking, site evaluation surveys and installation schedules; coordination of the activities of all resources involved in the implementation; project status reports; and implementation of project controls

•       Oversight and management of the overall installation process, including managing communications, tracking equipment shipment, managing change requests, and identifying problems and resolving them

•       Project completion and closeout to the customer’s requirements and expectations

Intermec’s customer support services deliver global repair and support capabilities through its global network of service centers. These service centers provide maintenance and repair services to Intermec customers. Intermec’s customer service representatives (CSR) are dispatched from more than 60 U.S. locations and from centers outside of the United States. Intermec’s Global Education Services provides AIDC training services and solutions, including the design and delivery of training programs and assistance in creating training programs to be delivered by the customer’s employees.

Technologies and Trends

Intermec offers a line of data capture products, which includes linear imaging, area imaging, RFID and, most recently, a laser scanning engine based on micro-electro mechanical system (MEMS) technology. Intermec’s product suite provides customers with a range of automated identification and AIDC products and systems to meet their application and cost requirements.

Intermec has broadened its product offering by integrating new technologies into its products. Recent examples include:

•       Ruggedized Windows CE and Windows Mobile-based computers

•       Short-range radio system networks using Bluetooth technology

•       MEMS-based laser scanning devices

•       Low-cost, miniature linear image scan engines

•       Devices that use the Internet to simplify the management of wireless networks

ITEM 1.   BUSINESS (Continued)

•       Ergonomic integrated terminals with modular designs and a variety of scan engines

Intermec develops RFID products for AIDC applications that are compliant and/or compatible with standards established by the International Standards Organization (ISO), EPCglobal and other standards-setting or certification organizations. This includes RFID scanners, RFID printers and RFID source tags, shipping labels, pallet tags, container tags and item tags with embedded electronic memory chips that can be reprogrammed via low-power radio signals.

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

Intermec also develops RFID products and systems that can be integrated with a customer’s existing AIDC technology, such as bar code, mobile computing and other local area and wide area AIDC systems.

Business Strategy

Intermec’s strategy consists of:

•       Technology leadership in the AIDC industry

•       Expanding and leveraging Intermec’s intellectual property portfolio

•       Expanding and strengthening Intermec’s AIDC product portfolio

•       Providing integrated AIDC solutions

•       Partnering with global industry leaders

•       Achieving economies of scale and scope

•       Profitably increasing market share

•       Increasing the scale of the business

Intermec’s strategy is focused on customers in certain vertical markets, including:

•       Retailers. The Retail vertical is a large, competitive and mature market. Customers in this vertical include global Tier 1 companies with $3 billion or more in sales. Segments within the Retail vertical range from grocery, pharmaceutical and specialty outlets to department and warehouse-style mega-stores.

•       Consumer Goods manufacturers. The Consumer Goods vertical includes firms that make products primarily delivered through retail establishments and those that sell directly to the general public. Segments within the Consumer Goods vertical include food, beverage, consumer packaged goods, footwear/apparel, health/beauty, health/pharmacy, housewares/appliances, electronics, recreation, and media/publishing companies.

•       Industrial Goods manufacturers. The Industrial Goods vertical includes firms primarily involved in business-to-business commerce. They supply the raw materials, components and assemblies needed by Consumer Goods manufacturers and services providers (e.g., aerospace, chemical, oil and gas, and electronics). The Industrial Goods vertical also includes firms that produce very large, durable goods for businesses as well as consumers (e.g., automotive, computers and household appliances).

ITEM 1.   BUSINESS (Continued)

•       Transportation and Logistics (T&L) providers. The T&L vertical consists of firms directly providing shipping and transportation services with their own equipment, as well as non-asset-based logistics provider models. The most common non-asset firms are third-party logistics and fourth-party logistics providers. Segments within the T&L vertical include motor freight, air transport, railways, waterborne transportation and logistics service providers.

•       Government agencies. This vertical includes U.S. federal, state and local government entities, although foreign government opportunities are growing at an increasing rate. The U.S. Department of Defense is an early adopter of automated data capture (ADC) technologies and has been actively deploying automated identification technology (AIT) logistics applications for more than two decades. Other departments of the federal government are beginning to adopt these technologies to improve their operations. State and local governments are also beginning to adopt these technologies particularly in the areas of public safety and service improvement.

Intermec’s strategy is focused on certain application markets, including:

•       Warehouse and distribution center operations. Warehouses and logistics operations rely on wireless networks and handheld and mobile computers to transmit inventory data to central host computers. When information is updated in real time, customers have greater visibility to their current business operations and are able to avoid inventory shortages and improve customer service by providing more accurate shipping and delivery information. As competition places more pressure on companies for faster operational performance, they typically upgrade their supply chain execution technologies to improve working capital efficiency and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

•       Retail store operations. Retailers strive to reduce the number of out-of-stocks and to increase the time and amount spent by each customer during each visit. Retail store operations personnel need tools for managing the flow and tracking of merchandise in the store from receiving to stocking, ordering, pricing, price changing, checkout, returns and transfers. They use scanners, mobile computers, printers, RFID and other data capture devices as the primary technologies to assist them to accomplish these tasks.

•       Retail store management. A recent trend gaining significant momentum is the desire of retail executives to get the store manager out of the back office and onto the store floor, where he or she can interact with customers and store personnel. To accomplish this, store managers require mobile computing tools that give them access to corporate information, store operations metrics and clerk applications and provide in-store merchandise scanning capabilities. This creates demand for scanning, RFID and mobile computing solutions geared specifically for the store manager.

•       In-transit visibility. Transportation customers are demanding to know where their shipment is, who picked up a package or shipment, when it was delivered, what condition it was in on delivery, and who signed for it. Whether the transporter is a private fleet or third party logistics provider using for-hire railway or ocean container operations, the increasing cost of assets, wages, fuel and insurance and operating ratios that run around 90% requires maximum use of assets. This means turning them faster, eliminating empty return runs, reducing non-driving time (trucking) and optimizing effective, efficient maintenance. All forms of transportation use some form of carrier-specified numbering to identify the parcels, pallets or containers that make up a shipment for a particular customer. Mobile computing devices linked with bar code labels and/or RFID tags can provide signature capture and critical item tracking capabilities.

•       Field service. Field service managers focus on work order management and asset management. Work orders tie field service technicians to specific jobs. Management must have information from

ITEM 1.   BUSINESS (Continued)

the point where the work is being performed to optimize an entire range of operations including dispatch, routing and scheduling, status updates, service history, parts usage, call type and resolution, schematics, diagnostics, billing information, invoicing, collections, including credit cards, parts ordering and availability, vehicle location and driving directions, as well as internal metrics such as time to repair, labor tracking and job costing. Automated data collection systems linked with field service management software deliver the real-time information required to improve efficiency and reduce costs while increasing customer satisfaction. Asset management is the utilization, movement, and storage of the resources and capital equipment used by or used to support field service employees. This includes vehicles, parts inventory in transit or on the truck, and test and measurement equipment, as well as assets at remote or customer locations, such as consigned inventory and leased equipment. Equipment tagging and access control to secure storage are growing areas for RFID solutions.

•       Manufacturing operations. Manufactures use data collection and computing technology to capture and monitor product flow during the production process, from raw materials or parts through to the finished goods stage. They also use the technology to track the activities and value-added content of labor and to capture product genealogy, product location and lines, supplier information for warranty and liability risk reduction and for regulatory compliance.

•       Direct store delivery (DSD). DSD is the delivery of consumer good products from a supplier/distributor directly to a retail store, bypassing a retailer’s warehouse. Activities typically include in-store inventory management, store-level authorized item management, store-level ordering/forecasting, product pricing, promotion, invoicing, the physical delivery and return of merchandise, the electronic exchange of delivery data with a retail store (DEX/UCS) and shelf merchandising. General wholesalers and distributors are not included in this category.

•       RFID supply chain. RFID supply chain includes RFID compliance, as well as all the applications mentioned above. The addition of RFID technology can enhance the optimization and visibility of information all along a company’s value chain. RFID compliance involves the application of RFID tags onto cases and pallets and the use of interrogators to read and write to those tags to meet the information collection and management requirements of manufactures, retailers and government entities. This includes traveling bills-of-material, manufacturing production routers, product history (genealogy), repair and upgrade databases, and bill of lading and security devices.

Markets and Customers

Because AIDC systems can be used by a company of any size, the AIDC market is large. Market growth is driven by the need for technologies and solutions that improve quality, productivity and cost efficiency in business and government, particularly through logistics automation, supply chain execution, enterprise resource planning (ERP) and e-commerce solutions. Intermec covers the market through a combination of a globally coordinated dedicated sales and service organization, two-tier distributors, resellers and independent hardware, software and service vendors. Distributors, resellers and independent vendors of complementary products and services extend Intermec’s reach in its target and application markets and allow Intermec to cost-effectively penetrate and grow market share with small, mid-sized and large businesses.

Intermec sells and services its products through multiple sales and distribution channels: (1) a direct field sales force that concentrates on large or complex systems sales; (2) premier value-added resellers (known as Honours Partners) that provide application-specific solutions with major systems integrators; and enterprise computing companies; and (3) distributors that provide value-added services to smaller independent software vendors and resellers.

ITEM 1.   BUSINESS (Continued)

Intermec’s direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East, Africa and in selected Asia Pacific countries, including China and Australia. Indirect sales channels include preferred and non-exclusive relationships with value-added distributors and master resellers. Sales of accessories, certain services and low-cost transactional-based business can be transacted over the Internet. Intermec has a field-based business development function which identifies new market opportunities and supports the sales  effort in those new areas.

The mobile computing systems market includes several applications, such as direct-store-delivery, pick-up and delivery for package/parcel delivery industries, sales merchandising, in-transit asset visibility, parts management and workforce automation applications. These applications are generally used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service and home service industries.

Manufacturing applications include the collection and communication of information related to receipt of materials, work in process, finished goods inventory and other functions throughout the manufacturing process. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval, order picking and consolidation and shipping. Retail applications include the warehouse operations discussed above, as well as automation of shelf label maintenance, merchandising, ordering and replenishment, price mark-downs, along with customer service and store management.

International sales opportunities exist in countries where communications infrastructure, mobile computing practices and other systems and applications are similar to or likely to become similar to those in the U.S. The extent of wireless systems opportunities in any particular country is based on the level of industrialization, communication infrastructure, the status of bar code implementation, and the regulatory environment for wireless communication technologies. The major markets for printers and media are manufacturing, distribution, warehousing, transportation, health care, government and other services.

Intermec’s customer base consists of businesses of many sizes, government agencies and resellers. No single customer accounted for 10% or more of revenues in fiscal 2005, 2004 or 2003.

Although the majority of Intermec’s sales are made through indirect sales channels, no individual value-added distributor or reseller represents more than 10% of Intermec’s consolidated revenues. Intermec maintains direct contact with customers and prospective users by having established user forums for automated data systems applications and technologies.

Competition

The market for AIDC products and systems is fragmented. Based on independent market surveys, management believes that Intermec is one of the largest participants measured by revenues. Symbol Technologies, Inc. is a major competitor supplying a range of barcode, RFID and mobile computing products and services. Intermec also faces strong competition in single AIDC product lines from  suppliers such as Zebra Technologies Corporation, which supplies barcode and RFID printers and Hand Held Products, which supplies barcode imagers.

The market for AIDC products, systems and related services is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand held systems for field-based ordering and selling applications. In addition, a number of firms manufacture and market radio-linked data communication products, including Hand Held Products LXE, Symbol and Psion /Teklogix. Consumer personal digital assistants from suppliers such as Palm, Hewlett Packard and Dell are potential competitors for certain non-mission-critical, light-duty enterprise computing applications. Companies such as Symbol and Entersys compete against Intermec and Cisco Systems Inc. in the wireless network business.

ITEM 1.   BUSINESS (Continued)

On the printer side, Intermec faces competition from Zebra, Datamax, SATO, Printronix and many others, depending on the geographic area. In the label media area, Intermec faces competition from a large number of large and small media producers including, among many others, Avery Denison.

Intermec competes primarily on the basis of its technology and expertise in applications for specific vertical markets (integrated solutions, open-systems architecture, networking and communications expertise, applications software), customer relationships and value-added service. Other attributes, such as level of sales and support services, product functionality, performance, ruggedness and overall product quality, are important for market success.

Research and Development

Research and development expenditures related to Intermec’s continuing operations amounted to $66.5 million, $65.9 million and $49.8 million, all of which was sponsored by Intermec, in the years ended December 31, 2005, 2004 and 2003, respectively.

Intellectual Property

Intermec strives to protect its investment in technology and to secure competitive advantage by obtaining intellectual property protection within and outside of the United States. Over a period of years, the Company has secured over 570 patents and a number of trademarks, copyrights and trade secrets. When appropriate, Intermec has obtained licenses to use intellectual property controlled by other organizations. The combination of Intermec’s intellectual property and licenses to use third-party intellectual property has been of value in the growth of Intermec’s business and is expected to be of value in the future. However, management believes that Intermec’s business does not depend on any single patent in its portfolio or on any single trademark, copyright, trade secret or intellectual property license agreement and would not be materially affected by the expiration or termination thereof.

Management believes that the duration of Intermec’s patents is adequate relative to the expected lives of its products and services. Because of the fast pace of innovation and product development in the automated identification and data capture (AIDC) industry, Intermec’s products and services may be obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As Intermec expands its product offerings, it seeks to obtain patents related to such offerings and, when appropriate, it seeks licenses to use inventions patented by third parties. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products and services. There is no assurance that Intermec will be able to obtain patents covering its own products and services or that it will be able to obtain licenses from other organizations on favorable terms or at all.

To distinguish Intermec products and services from those of its competitors, Intermec has obtained certain trademarks and trade names and, as it expands its product and service offerings, it attempts to obtain trademarks and trade names to cover those new offerings. Established competitors in existing and new industries may attempt to secure the same or similar trademarks or trade names covering similar products and services. There is no assurance that Intermec will be able to obtain trademarks or trade names covering its own products and services or that it will be able to obtain licenses for desirable trademarks or trade names from other organizations on favorable terms or at all.

Intermec protects certain details of its processes, products and strategies as trade secrets by restricting access to that information. Intermec has ongoing programs designed to maintain the confidentiality of such information but there is no assurance that these programs will prevent unauthorized disclosures of such confidential information.

ITEM 1.   BUSINESS (Continued)

From time to time, Intermec licenses its intellectual property to other organizations to generate revenue or to facilitate its effort to market and sell its products and services. While such licenses have been of value in the growth of Intermec’s business and are expected to be of value in the future, management believes that Intermec’s business is not dependent upon any single intellectual property license and would not be materially affected by the expiration or termination thereof. Intermec may attempt to license more of its intellectual property to other organizations in the future. There is no assurance that any of these efforts will be successful.

Intermec tries to protect its investment in technology and to secure competitive advantage by enforcing its intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies greatly from one country to another. There is no assurance that Intermec’s effort to enforce its intellectual property in any jurisdiction will be successful or will be successful enough to materially benefit its business.

Seasonality and Backlog

Intermec’s quarterly results reflect seasonality in the sale of its products and services, as its revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page Q-1 of this Form 10-K for quarterly revenues and expenses.

Sales backlog for Intermec’s continuing operations was $64 million, $76 million and $61 million at December 31, 2005, 2004 and 2003, respectively. The Intermec business typically operates without a significant backlog of firm orders and does not consider backlog to be a significant measure for indicating future sales.

Employees

At December 31, 2005, Intermec had 2,497 full-time employees, of which 2,467 were engaged in its subsidiary, Intermec Technologies Corporation, and 30 were engaged in corporate and shared services.

Environmental and Regulatory Matters

In January 2003 the European Parliament and Council adopted Directive 2002/95/EC on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The Directive goes into effect on July 1, 2006 and prohibits firms from putting on the European Union (EU) market new electrical and electronic equipment that contains more than permitted levels of lead, cadmium, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE). The RoHS Directive does not apply to units of equipment already placed on the EU market prior to July 1, 2006. In addition, the RoHS Directive contains exemptions for (a) certain types of equipment; (b) reuse of equipment placed on the EU market prior to July 1, 2006; and (c) spare parts for the repair of equipment placed on the EU market prior to July 1, 2006.

The State of California also has adopted restrictions on the use of certain materials in electronic products that are intended to harmonize with the RoHS Directive. Those restrictions go into effect in 2007. Other U.S. states are considering similar legislation. Similarly, China has promulgated use restrictions on the same substances as the RoHS Directive. China has not yet defined the scope of affected products or the effective date of the regulation and it is unclear whether China’s use restrictions will be consistent with the use restrictions set forth in the RoHS Directive. Other countries outside of the EU may adopt RoHS-type regulations in the future.

ITEM 1.   BUSINESS (Continued)

Intermec is redesigning some of its products to bring them into compliance with the RoHS Directive and similar regulations in other jurisdictions. In other cases, Intermec is replacing non-compliant products with products that comply with these regulations. During 2005, Intermec incurred $3.0 million primarily related to redesigning products to comply with these regulations. Intermec expects to incur additional costs in the future for compliance with the RoHS Directive and similar regulations in other jurisdictions. The amount and timing of such expenditures are uncertain due to uncertainties about the effective date and final content of RoHS-type regulations in various jurisdictions and the possibility that RoHS-type regulations in one jurisdiction will not be consistent with RoHS-type regulations in other jurisdictions.

Radio emissions are the subject of governmental regulation in all countries in which Intermec currently conducts or expects to conduct business. In North America, both the Canadian and U.S. governments publish radio emission regulations and changes thereto after public hearings. In other countries, regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is little consistency among the regulations of various countries. Future regulatory changes in North America and other jurisdictions are possible. These conditions introduce uncertainty into Intermec’s product-planning process and could have an adverse effect on Intermec’s ability to sell its wireless products in a given country or adversely effect its cost of supplying wireless products in a given country.

Raw Materials

Intermec uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. In general, raw materials used are available from numerous alternative sources. As is customary for its industry, Intermec at various times enters into certain single-source component part supply agreements. Management believes these agreements will be renewed in the ordinary course of business.

ITEM 1A.   RISK FACTORS

Intermec’s business is subject to a number of risk factors that could negatively affect Intermec’s results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement. Such risk factors include, but are not limited to, the following:

•       Rapid technological change might render Intermec’s products obsolete. Customer requirements for automated identification and data capture (AIDC) products, systems and services are rapidly evolving. To keep up with new customer requirements and to distinguish itself from competitors, the Company must invest in research and development (R&D). Because of the fast pace of innovation and product development in the AIDC industry, Intermec’s products and services are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. There is no assurance that Intermec will be able to make sufficient investments in R&D to keep up with technological change in the AIDC industry or that such investments will result in competitive products and systems. Intermec’s future growth and the results of its operations could be materially and adversely impacted if it does not adequately invest in R&D or if its R&D investments do not yield marketable technological improvements or if those improvements are not completed in time to meet the market window.

•  Technological convergence could intensify competition in some of Intermec’s target markets. A number of firms have developed handheld mobile computing and communication devices such as personal digital assistants and cellphones for light-duty consumer and business applications. Improvements in the computing power, the communication capabilities or the ruggedness of these devices might make them attractive substitutes for some of the products that Intermec has developed for AIDC applications. To respond to such technological convergence, Intermec must improve its AIDC

ITEM 1A.   RISK FACTORS (Continued)

products and systems by investing in R&D. There is no assurance that Intermec will be able to make sufficient investments in R&D to keep up with technological convergence or that such investments will result in competitive products and systems. If Intermec is not able to respond to such technological convergence with competitive improvements in its products and systems, its sales, profits, results of operations and future growth could be materially and adversely affected.

•  Rapid technological change or technological convergence could hurt results of operations by rendering Intermec’s inventories obsolete. Rapid technological change or technological convergence could cause Intermec to have excess and/or obsolete inventory. In such event, Intermec might have to sell all or a portion of the excess and/or obsolete products or parts at substantially lower prices than originally planned, or write off the carrying value of all or a portion of the excess and/or obsolete inventory. This could materially and adversely impact Intermec’s revenues, gross profit margins and results of operations.

•  Intermec’s growth may be adversely affected if it is not successful in improving its business processes and systems or in attracting and retaining skilled managers and employees. In order to increase sales and profits, Intermec must expand its operations into new product and geographic markets and deepen its penetration of the markets it currently serves. To achieve and support this growth, Intermec needs to improve its business processes and its financial, information technology and enterprise resource planning systems. Successful completion of these projects will require skillful managers and a skilled workforce. Intermec’s growth could be materially and adversely affected if it is unable to complete business process improvements and system upgrades or if it is unable to attract and retain enough skilled managers and employees.

•  If Intermec is unable to increase sales to large enterprise customers while increasing sales to medium and small businesses, its growth and results of operations may be adversely affected. One element of Intermec’s strategy is to Increase sales to large enterprises because they are high volume consumers of supply chain products and systems of the type sold by Intermec and because their purchase decisions influence the purchase decisions of medium and small businesses. Another element is to concurrently increase sales to medium and small businesses. This is because large enterprise sales tend to have lower gross profit margins than sales to medium and small businesses. There is no assurance that Intermec will be able to increase sales to large enterprise customers or that it will be able to do so while increasing sales to medium and small businesses. Intermec’s revenue, revenue growth, gross profit margins and results of operations could be materially and adversely affected if it is unable to increase large enterprise sales or if growth in sales to medium and small businesses does not keep up with growth in sales to large enterprises.

•  Export controls, import controls and operating conditions in markets outside of the U.S. could adversely affect Intermec’s revenues, gross profit margins and results of operations. Intermec sells a significant percentage of its products and systems in markets outside of the U.S. and one element of Intermec’s strategy is to expand sales outside of the U.S., particularly in developing countries. U.S. and foreign government restrictions on the export or import of technology could prevent Intermec from selling some or all of its products or systems in one or more countries outside of the U.S. Intermec’s sales outside of the U.S. could also be materially and adversely affected by burdensome laws, regulations, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability in foreign countries could reduce demand for Intermec’s products or impair or eliminate its ability to sell or deliver those products to customers in those countries or put its foreign assets at risk. There is no assurance that Intermec will be able to continue or expand sales of its products or systems in any foreign market. Disruptions

ITEM 1A.   RISK FACTORS (Continued)

of such sales could materially and adversely impact Intermec’s revenues, revenue growth, gross profit margins and results of operations.

•  Changes or disruptions in Intermec’s international design, manufacture, production, delivery and service and support operations or in its international outsourcing arrangements could have an adverse effect on its operations and results of operations. A significant percentage of Intermec’s products and systems and components for those products and systems are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S. and, from time to time, Intermec outsources one or more of these activities or portions thereof by arranging for companies outside of the U.S. to perform these tasks. For operational, legal or other reasons, Intermec may have to change the mix of U.S. and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability may disrupt or require changes in Intermec’s international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex. There is no assurance that Intermec will be able to accomplish these tasks at all or in an efficient or cost-effective manner. If Intermec encounters difficulties in making such transitions, its revenues, gross profit margins and results of operations could be materially and adversely affected.

•  Fluctations in foreign exchange rates may adversely impact Intermec’s cash flows and earnings. Due to its global operations, Intermec’s cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, Intermec may attempt to limit its exposure to foreign exchange rate changes by entering into short-term foreign currency exchange contracts. There is no assurance that Intermec will hedge or will be able to hedge such foreign currency exchange risk or that its hedges will be successful. Intermec’s foreign currency exchange gains or losses (net of hedges) may materially and adversely impact its cash flows and earnings.

•  Seasonal variations in demand could increase the volatility of Intermec’s financial results. Intermec’s quarterly results reflect seasonality in the sale of its products and services, as its revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. These seasonal fluctuations could increase the volatility of Intermec’s revenues, gross margins and results of operations from one period to another.

•  Macroeconomic conditions beyond Intermec’s control could lead to deterioration in the quality of its accounts receivable. Intermec’s sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country could reduce or eliminate Intermec’s ability to collect on accounts receivable in that country. In that event, Intermec’s results of operations could be materially and adversely affected.

•  Intermec’s growth and results of operations could suffer if it is unable to expand its patent estate. One element of Intermec’s strategy is to expand its AIDC patent estate and to use that estate to differentiate itself in the marketplace and/or generate royalty revenue. The creation and maintenance of a patent estate is a complex activity with uncertain outcomes. There is no assurance that Intermec can or will obtain valuable AIDC patents in the jurisdictions where Intermec and its competitors operate. Intermec’s future growth and the results of its operations could be materially and adversely impacted if it does not adequately invest in the acquisition and maintenance of AIDC patents or if, despite such investment, it is unable to obtain AIDC patents covering products and services that customers consider valuable enough to purchase.

ITEM 1A.   RISK FACTORS (Continued)

•  Intermec’s growth and results of operations could be adversely affected if its effort to enforce its patents through litigation is not successful. Intermec tries to use its AIDC patents to ensure demand for its AIDC products by preventing competitors from selling infringing AIDC products or to collect royalties from such sales or to deter competitors from enforcing their AIDC patents against Intermec. As part of this effort, Intermec may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings and the results are very difficult to predict. There is no assurance that Intermec will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with Intermec using technology that arguably infringes Intermec’s patents. In that event, demand for Intermec’s products, product revenues, royalty revenues and results of operations could be materially and adversely affected.

•  Expansion in developing markets with weak intellectual property regimes could hurt Intermec’s growth and results of operations if it is unable to protect its technology in those jurisdictions. Intermec’s strategy includes expanding operations in and into developing countries (e.g., China) where the institutional structures for creating and enforcing intellectual property rights are very new and where government agencies, courts and market participants have little experience with intellectual property rights. There is no assurance that Intermec will be able to protect its technology in such countries because it may not be able to obtain or enforce patents or other intellectual property rights in those jurisdictions and because alternative methods of protecting its technology may not be effective. If Intermec is unable to prevent competitors in these developing markets from misappropriating its technology, that could materially and adversely affect Intermec’s sales, revenues and results of operations in those developing markets and in markets supplied from those developing markets.

•  Patents controlled by Intermec’s competitors, potential competitors or others may prevent Intermec from selling or increase the cost of its products and systems. Intermec’s competitors, potential competitors and companies that purchase and enforce patents, may have patents covering AIDC products and services similar to those marketed and sold by Intermec. These firms may try to use their patents to prevent Intermec from selling some of its AIDC products and systems or to collect royalties from such sales or to deter Intermec from enforcing its patents against them. As part of this effort, the patent-holders may initiate patent infringement lawsuits against Intermec. As explained above, patent lawsuits are complex proceedings with uncertain outcomes.There is no assurance that Intermec will prevail in all or any patent lawsuits initiated by third party patent-holders. If the results of such litigation are adverse to Intermec, it could be enjoined from practicing an invention covered by the patent in question. In such a case, Intermec may not be able to sell a particular product or family of products and that could materially and adversely impact sales, revenues and results of operations. Even if third party patent-holders are willing to license or sell their patents to Intermec, the cost could have a material and adverse effect on Intermec’s sales, revenues or results of operations.

•  Unfavorable results in pending patent lawsuits could have a material adverse impact on Intermec’s business. Intermec is currently involved in several patent infringement lawsuits, including patent infringement lawsuits with a competitor, Symbol Technologies, Inc. (see Item 3. Legal Proceedings). In each of these cases, Intermec is simultaneously prosecuting and defending infringement claims involving multiple patents. There is no assurance that Intermec will prevail in all or any of these patent lawsuits or that it will prevail on all or any of the claims or defenses asserted in those cases. An unfavorable result in one or more of these lawsuits or on one or more of the claims or defenses asserted in those cases could prevent Intermec from selling one or more of its products or systems or increase the cost of those products and systems by forcing Intermec to pay a royalty to the other party. An unfavorable result in these cases might also give the other party the

ITEM 1A.   RISK FACTORS (Continued)

right to compete with Intermec using technology that arguably infringes Intermec’s patents and might deprive Intermec of royalty revenue. Any these events could have a material adverse effect on Intermec’s revenues, revenue growth, gross profit margin and results of operations.

•  Patent litigation expense may materially impact or increase the volatility of Intermec’s financial results. Since litigation over AIDC patents, products and services involves complex technical and economic issues, these cases can be quite expensive to prosecute or defend and it is very difficult to predict the amount or the timing of costs associated with such litigation. Intermec generally includes such costs in Sales, General and Administrative (SG&A) expense and records those expenses as they are incurred. In some periods, patent litigation expense could be a significant percentage of SG&A expense and could exhibit large fluctuations from prior periods, increasing the volatility of Intermec’s SG&A expense and potentially impacting Intermec’s earnings per share. There is no assurance that patent litigation will generate royalty revenue for Intermec but, when it does, recognition of that revenue and related current period legal expenses may materially impact Intermec’s results of operations, positively or negatively, increasing the volatility of its results of operations.

•  Since some of Intermec’s competitors are substantially larger or are more profitable than Intermec, they are a significant competitive threat. Some of Intermec’s competitors are substantially larger in terms of revenue or profit than Intermec. The scale advantage of these firms may allow them to invest more in R&D, systems and human resources than Intermec and may allow them to weather market downturns longer than Intermec or adapt more quickly to market trends or price declines. Intermec has various strategies for offsetting this scale imbalance but there is no assurance that all or any of those strategies will be successful or will be successful enough to eliminate all or a substantial portion of that imbalance. If Intermec is unable to offset all or a significant portion of the scale imbalance, its revenues, revenue growth and results of operations may be materially and adversely affected.

•  U.S. and international technical and environmental standards and regulations may hurt Intermec’s sales and profits. Intermec’s ability to sell AIDC products and systems in a given country and the gross margins on products and systems sold in a given country could be affected by technical and environmental standards and regulations that govern or influence the design, components or operation of such products and systems. Changes in those standards and regulations are always possible and, in some jurisdictions, changes may be introduced with little or no time to bring products and systems into compliance with the revised technical standard or regulation. These technical standards and regulations may prevent Intermec from selling one or more of its products or systems in the relevant country. Alternatively, the standards and regulations may increase Intermec’s cost of supplying the products by forcing Intermec to redesign existing products or to use more expensive designs or components. In these cases, Intermec may experience unexpected disruptions in its ability to supply customers with its products and systems or may have to incur unexpected costs to bring its products and systems into compliance. This could have an adverse effect on Intermec’s revenues, gross profit margins and results of operations and increase the volatility of its financial results.

•  Intermec’s effective tax rate is impacted by a number of factors that could have a material impact on Intermec’s financial results and could increase the volatility of those results. Intermec operates in a number of countries around the world and is therefore subject to tax in a number of jurisdictions. Accordingly, Intermec files a significant number of tax returns that are subject to audit by the relevant tax authorities. Tax audits are often complex and may require several years to resolve. There is no assurance that all or any of these tax audits will be resolved in Intermec’s favor.

ITEM 1A.   RISK FACTORS (Continued)

Intermec’s financial results may include favorable or unfavorable adjustments to its estimated tax liabilities in the periods when the tax assessments are made or resolved or when statutes of limitations on the tax assessments expire. The outcome of these tax assessments could have a material positive or negative impact on Intermec’s earnings and increase the volatility of its earnings relative to prior periods.

•  Changes or disruptions in Intermec’s outsourcing arrangements could have a material adverse impact on its operations and financial results. From time to time, Intermec outsources the manufacture, production, delivery, installation or service of its products or systems or outsources elements of its back-office operations such as order taking and order entry systems, customer service and support systems, information technology systems and financial systems. Changes in the mix of Intermec’s internal and outsourced operations may be necessary or appropriate in the future and it is possible that outsourced operations may have to be moved from one vendor to another with little or no advance notice. The process of implementing such changes and dealing with such disruptions is complex. There is no assurance that Intermec will be able to accomplish these tasks at all or in an efficient or cost-effective manner. If Intermec encounters difficulties in making such transitions, its revenues, gross profit margins and results of operations could be materially and adversely affected.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   PROPERTIES

Intermec’s executive offices are located at 6001 36th Avenue West, Everett, Washington. Its continuing operations have an aggregate floor area of approximately 792,377 square feet, of which 592,253 square feet, or 75%, are located in the United States, and 200,124 square feet, or 25%, are located outside the United States, primarily in the Netherlands, Sweden, Spain and Canada.

Approximately 43,260 square feet, or 5%, of the principal plant, office and commercial floor area is owned by Intermec, and the balance is held under lease.

The U.S. plants and offices associated with Intermec’s continuing operations are located in the following states (in square feet):

Washington	327,000
Ohio	97,483
Iowa	96,688
Other states	71,082
Total	592,253

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

•       Plants or offices that when added to all other of Intermec’s plants and offices in the same city, have a total floor area of less than 10,000 square feet.

•       Facilities leased by Intermec and subleased to third parties, comprising 25,532 square feet in New Mexico and 48,093 square feet in California.

ITEM 2.   PROPERTIES (Continued)

•       Properties previously used in divested IAS businesses:

•        Various company-owned properties totaling approximately 1.3 million square feet, located in Ohio, that are idle as of December 31, 2005. These properties are classified as assets held for sale on Intermec’s consolidated balance sheet as of December 31, 2005. (See Footnote D to Intermec’s Consolidated Financial Statements.)

•        Approximately 312,000 square feet, located in Michigan, held under lease.

•        Properties owned by Intermec and classified as other assets have an aggregate floor area of approximately 746,473 square feet, of which 495,662 square feet, or 66% are located in Pennsylvania and 250,811 square feet, or 34% are located in Illinois.

ITEM 3.   LEGAL PROCEEDINGS

On March 10, 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to Intermec. On March 10, 2005, Symbol filed a lawsuit in the United States District Court for the District of Delaware seeking a declaratory judgment that its termination of the OEM agreement is lawful (the “Contract Case”). Intermec believes that the termination of the OEM agreement by Symbol will not have a material adverse effect on operations.

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patents (the “Wireless Case”). On March 23, 2005, Intermec filed its answer to Symbol’s complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. Intermec simultaneously filed its answer to Symbol’s declaratory judgment action in the contract case and filed counterclaims against Symbol for breach of the OEM agreement. Pursuant to the standstill agreement discussed below, Symbol and Intermec have dismissed without prejudice the claims asserted against each other in the Wireless Case. Each party retains the right to refile those claims.

On April 28, 2005, Symbol announced that it had filed a lawsuit against Intermec in the United States District Court for the Western District of Wisconsin for infringing Symbol’s barcode decoding patents (the “Decoding Case”). On July 14, 2005, in response to a motion by Intermec, the Decoding Case was transferred to the United States District Court for the District of Delaware. That case has now been consolidated for purposes of discovery with the Wireless Case. Intermec has denied liability in the Decoding Case. Pursuant to the standstill agreement discussed below, the parties have suspended activity in the Decoding Case. Intermec retains the right to file counterclaims against Symbol in the Decoding Case.

The complaints in the Wireless Case and Decoding Case do not contain sufficient details for Intermec to assess what Symbol will claim regarding the relationship between its cited patents and Intermec’s products. However, based on Intermec’s analysis of the cited Symbol patents, Intermec believes it has substantial defenses to each of those patent infringement claims and Intermec intends to vigorously defend itself against the claims asserted by Symbol in the Wireless and Decoding Cases.

On June 30, 2005, Intermec filed a complaint with the U.S. International Trade Commission (the “ITC”) alleging that Symbol is illegally importing products that infringe Intermec patents that cover pocket-sized handheld computing devices, modular handheld computing devices and recharging and data exchanging cradles (the “ITC Case”). On July 29, 2005, the ITC voted to investigate Intermec’s allegations against Symbol. Pursuant to the standstill agreement, discussed below, Intermec asked the ITC to dismiss and close the investigation. On September 26, 2005, in response to Intermec’s request, the Administrative Law Judge terminated the investigation. On October 12, 2005, the ITC entered a Notice Not to Review the

ITEM 3.   LEGAL PROCEEDINGS (Continued)

Order terminating the investigation. Pursuant to the standstill agreement discussed below, Intermec retains the right to refile the claims made in the ITC Case in the U.S. District Court for the District of Delaware.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, and to postpone filing any new patent infringement law suits against each other until March 1, 2006. The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allows Intermec to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by Intermec in the ITC case. According to the standstill agreement, these permitted counterclaims and the permitted new action had to have been filed no sooner than December 1, 2005, and no later than December 9, 2005. The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years. The United States District Court for the District of Delaware granted the scheduling changes required to effectuate the standstill agreement of the parties.

The parties agreed to provide additional time for settlement discussions by extending the schedule set forth in the standstill agreement by a minimum of 120 days. The parties sought the approval of the United States District Court for the District of Delaware for the scheduling changes required to postpone litigation activity in the cases pending in that court for an additional 120 days. The court has granted those scheduling changes with respect to the Wireless and Decoding Cases. With respect to the Contract Case, the parties agreed that Symbol would dismiss without prejudice its declaratory judgment complaint and that Intermec would dismiss without prejudice the breach of contract and patent infringement counterclaims. If the parties are unable to reach a settlement, each party will have the right to refile those claims and counterclaims in the same court.

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly was a lawsuit filed on March 11, 2002, in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. (“Tower”). On September 15, 2005, the parties agreed to settle this lawsuit. Tower agreed to dismiss the complaint with prejudice and to release Intermec from any and all claims it may have had against Intermec. Intermec agreed to dismiss its counterclaim with prejudice and to release Tower from any and all claims it may have had against Tower. In accordance with the terms of the settlement, Intermec paid $13.5 million to Tower on October 12, 2005. The settlement resulted in a charge of $9.5 million, classified as loss from discontinued operations on Intermec’s consolidated statements of operations for the year ended December 31, 2005.

The settlement agreement was subject to approval of the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”) in the case captioned in re: Tower Automotive, Inc., et al. The Bankruptcy Court approved the settlement agreement on September 27, 2005.

Intermec is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of Intermec’s General Counsel, the ultimate resolution of currently pending proceedings should not have a material adverse effect on Intermec’s financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low sales prices of Intermec’s common stock, by quarter, in the years ended December 31, 2005 and 2004, are as follows:

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First Quarter	$25.55	$19.84	$26.63	$19.50
Second Quarter	27.44	16.69	22.43	15.25
Third Quarter	35.15	26.10	20.24	13.59
Fourth Quarter	37.04	25.12	25.59	13.90

Intermec’s common stock is traded on the New York Stock Exchange under the symbol IN. As of February 28, 2006, there were approximately 12,100 record holders and 24,500 beneficial owners of Intermec’s common stock. No cash dividends were paid during 2004 or 2005. Intermec’s Revolving Facility places limits on the payment of dividends. See discussion of the Revolving Facility under the heading “Liquidity and Capital Resources” in Item 7 of this annual report on Form 10-K.

Common stock repurchases in the fourth quarter of 2005 were as follows:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 3 to October 30, 2005	—	$—	—	—
October 31 to November 27, 2005	411	27.51	—	—
November 28 to December 31, 2005	16,299	33.32	—	—
Total	16,710	$33.18	—	—

The purchased shares indicated in the above table were surrendered to Intermec to satisfy tax withholding obligations in connection with the vesting of restricted stock.

See information with respect to securities authorized for issuance under the caption “Equity Compensation Plan Information” of Intermec’s 2006 Proxy Statement which is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA

Intermec, Inc.

(millions of dollars, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Results:(A)
Revenues(B)	$875.5	$811.3	$706.6	$744.4	$655.1
Earnings (Loss) from Continuing Operations	$40.7	$52.2	$15.1	$37.6	$(236.0)
Earnings (Loss) from Discontinued Operations	21.1	(101.3)	(34.4)	(35.2)	(56.2)
Net Earnings (Loss)	$61.8	$(49.1)	$(19.3)	$2.4	$(292.2)
Basic Earnings (Loss) per Share
Continuing Operations	$0.66	$0.86	$0.26	$0.65	$(4.15)
Discontinued Operations	0.34	(1.67)	(0.59)	(0.61)	(0.99)
Net earnings (loss) per share	$1.00	$(0.81)	$(0.33)	$0.04	$(5.14)
Diluted Earnings (Loss) per Share
Continuing Operations	$0.64	$0.84	$0.25	$0.64	$(4.15)
Discontinued Operations	0.34	(1.63)	(0.57)	(0.60)	(0.99)
Net earnings (loss) per share	$0.98	$(0.79)	$(0.32)	$0.04	$(5.14)
Shares used for Basic Earnings (Loss) per Share	61,785	60,502	58,828	57,821	56,851
Shares used for Diluted Earnings (Loss) per Share	63,350	62,154	60,234	58,614	56,851
Financial Position (at end of year):
Total Assets	$902.7	$1,072.7	$1,090.8	$1,124.8	$1,207.0
Current Portion of Long-term Debt	$—	$108.5	$—	$—	$—
Long-term Debt	$100.0	$100.0	$208.5	$224.7	$281.5
Working Capital	$440.4	$399.2	$440.4	$386.8	$350.1
Current Ratio	3.0	1.9	2.4	2.1	1.9
Total Debt as a Percentage of Total Capitalization	17%	34%	33%	35%	41%

(A)       All periods reflect the classification of IAS as discontinued operations.

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

Overview

Continuing Operations

Effective January 1, 2006, Intermec changed its name from UNOVA, Inc. to Intermec, Inc. (“Intermec”). Intermec designs, develops, manufactures, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and systems, mobile computing products and systems, wired and wireless bar code printers, label media and RFID (radio frequency identification) products and systems. Intermec’s products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning and field sales and service. Customers for Intermec’s products and services operate in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

Intermec’s strategy consists of: technology leadership in the AIDC industry; expanding, strengthening and leveraging Intermec’s AIDC intellectual property portfolio; expanding and strengthening Intermec’s AIDC product portfolio; providing integrated AIDC solutions; partnering with global industry leaders; achieving economies of scale and scope; profitably increasing market share; and increasing the scale of the business.

Intermec’s strategy is focused on customers in certain vertical markets, including: retailers; consumer goods manufacturers; industrial goods manufacturers; transportation and logistics providers; and government agencies.

Intermec’s strategy is also focused on certain application markets, including: warehouse and distribution center operations; retail store operations; retail store management; in-transit visibility; field service; manufacturing operations; direct store delivery; and RFID supply chain.

Discontinued Operations

In 2005, Intermec divested its Industrial Automation Systems (IAS) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in the Company’s consolidated financial statements and related notes. The IAS businesses are producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares Intermec’s historical results of operations for the years ended December 31, 2005, 2004 and 2003. Results from continuing operations in all years presented include the operations of the Intermec Technologies and Corporate and Other segments. The operating results of the IAS businesses are classified as discontinued operations. Results of operations and percentage of revenues were as follows (millions of dollars):

	Year Ended December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amounts	Revenues	Amounts	Revenues	Amounts	Revenues
Revenues	$875.5		$811.3		$706.6
Costs and Expenses:
Cost of revenues	512.6	58.6%	465.4	57.3%	416.6	59.0%
Selling, general and administrative	305.0	34.8%	281.2	34.7%	247.3	35.0%
Total Costs and Expenses	817.6	93.4%	746.6	92.0%	663.9	94.0%
Operating Profit from Continuing Operations	57.9	6.6%	64.7	8.0%	42.7	6.0%
Interest, net	(4.0)	(0.5)%	(12.3)	(1.6)%	(13.1)	(1.9)%
Foreign currency exchange, net	0.7	0.1%	(1.7)	(0.2)%	1.2	0.2%
Earnings from Continuing Operations before Income Taxes	54.6	6.2%	50.7	6.2%	30.8	4.3%
Provision (Benefit) for Income Taxes	13.9	1.6%	(1.5)	(0.2)%	15.7	2.2%
Earnings from Continuing Operations, net of tax	40.7	4.6%	52.2	6.4%	15.1	2.1%
Earnings (Loss) from Discontinued Operations, net of tax	21.1	2.4%	(101.3)	(12.5)%	(34.4)	(4.8)%
Net Earnings (Loss)	$61.8	7.0%	$(49.1)	(6.1)%	$(19.3)	(2.7)%

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003, as well as the year-over-year product and service revenue growth were as follows (millions of dollars):

	Year Ended December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues:
Product	$721.0	82.4%	$654.9	80.7%	$561.4	79.5%
Service	154.5	17.6%	136.8	16.9%	126.5	17.9%
Intellectual Property Settlements	—	0.0%	19.6	2.4%	18.7	2.6%
Total Revenues	$875.5	100.0%	$811.3	100.0%	$706.6	100.0%
	2005 v. 2004		2004 v. 2003
Product and Service Revenue Growth:	Amount	Percent	Amount	Percent
Product	$66.1	10.1%	$93.5	16.7%
Service	17.7	12.9%	10.3	8.1%
Total Product and Service Revenues	$83.8	10.6%	$103.8	15.1%

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues in 2005 increased $66.1 million, or 10.1%, compared to 2004. The revenue growth resulted from an 8.6% increase from Intermec’s core systems and solutions products and a 12.8% increase in Printer/media revenues. The growth in systems and solutions was driven by strong, broad based product demand, including an increase in large enterprise account rollouts across Intermec’s industry verticals, strong growth in the indirect sales channel and increasing penetration in the retail market. New computer terminals such as CK61, CN2 and CK31 contributed to the strong customer demand. Also during 2005 the 700 series mobile computer had a significant technology upgrade, increasing performance and expanding market capabilities. The increase in printer/media revenue was primarily driven by strong demand in North America as a result of new product introductions, including the PX4i and PX6i label printers and new PB42 receipt printer.

Product revenues in 2004 increased $93.5 million, or 16.7%, compared to 2003, primarily due to a 20.8% increase from systems and solutions products. A significant amount of the growth acceleration in 2004 was attributable to agreements with a number of new large enterprise accounts across all regions, continuing to reflect high customer interest in Intermec’s broad-based solutions. These systems and solutions comprise the popular Series 700 Mobile Computer, as well as the recently introduced CK30 handheld, and the CV60 vehicle mount terminal.

Service revenues in 2005 increased $17.7 million, or 12.9%, compared to 2005. The 2005 growth in service revenue is driven by contract renewal rates improving from already high levels, resulting in a 17% increase in new service contracts during 2005, and an expansion of professional services which has more than doubled in 2005 compared to the prior year.

Service revenues in 2004 increased $10.3 million, or 8.1%, compared to 2003. The growth in service revenue reflected the benefit from the product revenue growth rates and the high service attachment rates associated with the new large enterprise accounts for systems and solutions.

Geographically, product and service revenue increased in all regions during 2005, with North America contributing 14.2% growth, Europe, Middle East and Africa (EMEA) contributing 2.6% growth and the Rest of the World (“ROW”) contributing 12.3% growth.

Intermec’s 2004 and 2003 operating results include significant revenue and operating profit from  several settlements relating to license fees for certain of its intellectual property (IP settlements). In aggregate, revenues from IP settlements were $19.6 million and $18.7 million in 2004 and 2003, respectively. Operating profits from IP settlements were $15.6 million and $12.5 million, respectively.

Intermec’s 2005 operating results do not include revenue or operating profit related to IP settlements. In March, 2006, Intermec settled an intellectual property lawsuit relating to its battery power-management patents. For the first quarter of 2006, the settlement will have a significant positive impact on revenue and Intermec currently estimates that the settlement, net of attorney’s fees and costs, will have a favorable impact on its revenues and on operating profit from continuing operations in the range of $14 - $18 million. The effect of this IP settlement will be included in Intermec’s revenues and operating profit for the first quarter of 2006 and for fiscal year 2006. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. Intermec is the plaintiff in various other patent infringement lawsuits which may result in future revenue and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in intellectual property lawsuits.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2005, 2004 and 2003, were as follows (millions of dollars):

	Year Ended December 31,
	2005		2004		2003
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$ 300.3	41.7%	$ 274.3	41.9%	$ 227.9	40.6%
Service	62.6	40.5%	56.0	40.9%	49.6	39.2%
Intellectual Property Settlements	—	—	15.6	79.6%	12.5	66.8%
Total Gross Profit and Gross Margin	$ 362.9	41.4%	$ 345.9	42.6%	$ 290.0	41.0%

Product gross profit increased $26.0 million, or 9.5%, in 2005 compared to 2004 due to the increase in revenue, slightly offset by a 0.2% decline in gross margin. The decline in product gross margin is primarily due to an increase in the mix of lower margin enterprise business. The high margin IP settlement in 2004 and absence of such IP settlements in 2005 represents 0.9% of the total 1.1% margin decline in 2005.

Product and service gross profit increased $52.8 million, or 19.0%, in 2004 compared to 2003, due to revenue growth and improved margins for both categories. The improvement in product gross margin in 2004 was primarily due to higher capacity utilization related to the revenue growth; component cost reductions; and foreign exchange rate movements and related pricing adjustments. The increase in service gross margin was primarily attributable to the operating leverage from the revenue increases realized in 2004 compared to the respective prior year periods and a change in service mix from repair type to an increasing percentage of professional services, primarily as a result of the new large enterprise accounts noted above.

The gross profit and gross margins related to IP settlements in 2004 and 2003 vary based on the amount of aggregate settlement revenue and related costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $305.0 million, $281.2 million and $247.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Intermec’s Technologies SG&A expense of $282.4 million represents an increase of $26.2 million compared to 2004; however, SG&A decreased to 32.3% of product and service revenue in 2005 compared to 32.4% in 2004. The reduction in SG&A as a percentage of product and service revenue was achieved primarily as a result of better operating leverage in selling, marketing and other general and administrative expense, partially offset by approximately $11.1 million of incremental legal expense. Research and development (“R&D”) expense decreased by $0.6 million, representing 7.6% of product and service revenue in 2005 compared to 8.3% of related revenue in 2004.

Intermec’s Technologies SG&A expense of $256.2 million represents an increase of $32.0 million compared to 2003; however, SG&A decreased to 32.4% of product and service revenue in 2004 compared to 32.6% in 2003. The reduction in SG&A as a percentage of product and service revenue was achieved primarily as a result of better operating leverage in selling, marketing and other general and administrative expense, partially offset by additional R&D expense. Intermec increased its R&D expense by more than $16 million for specifically targeted investments, resulting in R&D expense representing 8.3% of product and service revenue in 2004 compared to 7.2% of related revenue in 2003.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses for Corporate and Other, classified as SG&A, were $22.6 million, $23.7 million and $21.4 million in 2005, 2004, and 2003, respectively. The decrease of $1.1 million in 2005 compared to 2004 was due primarily to a $2.9 million decrease in operating expense partially offset by $1.8 million of expense related to certain termination benefits. The increase of $2.3 million in 2004 compared to 2003 was primarily due to incremental spending on independent auditor and consulting fees relative to Intermec’s Sarbanes-Oxley section 404 compliance efforts, partially offset by cost reductions achieved as a result of relocating the corporate headquarters to Everett, Washington in 2003.

Interest, Net

Net interest expense of $4.0 million in 2005 represents a decrease of $8.3 million compared to the prior year. The reduction in net interest expense is a result of lower average debt and higher cash and cash equivalent balances during 2005. The Company retired its $100 million seven-year bonds in March 2005 and its $8.5 million industrial revenue bond in July 2005. Net interest expense decreased $0.8 million to $12.3 million for 2004 compared to the prior year as a result of lower average debt and higher cash and cash equivalent balances during 2004.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2005, reflects an effective tax rate for continuing operations of 25.5% compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to reductions in U.S. and foreign tax contingency accruals. The reduction in the U.S. tax contingency accrual relates to Credit for Increasing Research Activities, resulting from the resolution of a U.S. tax audit of a former parent for the same issue. The reduction from the resolution of foreign tax contingency accrual relates to the resolution of a German tax audit.

The tax benefit for the year ended December 31, 2004, reflects an effective tax rate for continuing operations of 3.0% compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to a $13.5 million tax benefit related to goodwill and intangible amortization of Intermec’s Swedish operations. Through the implementation of a tax restructuring plan, Intermec ceased reinvesting permanently in its Swedish operations in the fourth quarter of 2004. The restructuring resulted in the recognition of a deferred tax benefit related to goodwill and intangibles. In addition, as part of Intermec’s overall review of its business operations in 2004 and its commitment to a plan to divest its IAS business, Intermec recognized additional deferred tax benefits related to its U.S. and foreign jurisdictions.

The provision for income taxes for the year ended December 31, 2003, reflects an effective tax rate for continuing operations of 50.8%. The increase from the statutory rate of 35.0% is primarily attributable to the provision for state taxes and the conversion of certain foreign tax credits to net operating tax loss carryforwards due to expected expiration of these tax credits.

Gain (Loss) from Discontinued Operations

During the fourth quarter of 2004, Intermec committed to a plan to dispose of its IAS businesses, comprising the Cincinnati Lamb and Landis Grinding Systems businesses and began classifying IAS as  discontinued operations in Intermec’s consolidated financial statements for all periods presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2005, 2004 and 2003 (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Product and service revenues	$ 223,460	$ 471,135	$ 448,730
Operating Loss	(14,114)	(109,410)	(42,089)
Loss on sale of Cincinnati Lamb	(35,926)	—	—
Gain on sale of Landis	42,945	—	—
Loss from discontinued operations before tax	(7,095)	(109,410)	(42,089)
Benefit for income taxes	28,242	8,100	7,650
Earnings (loss) from discontinued operations net of tax	$ 21,147	$ (101,310)	$ (34,439)

On December 9, 2005, Intermec completed the sale of the Landis Grinding Systems division (“Landis”). The consideration received for the Landis purchased assets comprised $69 million in cash, a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent, classified as other assets on the balance sheet, and the buyer’s assumption of certain liabilities, including certain pension and other post-retirement obligations. As of December 31, 2005, the estimated fair value of the note is $9.4 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25%. Intermec additionally has recorded $10.6 million due from the buyer, classified as other current assets on the balance sheet, resulting from the estimated purchase price adjustment based on the amount of net working assets at closing. The calculation of the estimated purchase price adjustment is subject to possible adjustment based on final determination of net working assets at closing.

The net assets sold of the Landis business were recorded at $34.8 million as of the date of the sale. Long-term liabilities sold include domestic postretirement medical plan obligations and foreign pension obligations that were assumed by the buyer. The gain on the sale of Landis was $42.9 million. The gain includes a $2.7 million gain related to cumulative translation adjustment, a $7.8 million charge for the write-off of goodwill, a $3.8 million accrual relating to the fair value of below-market leases provided to buyer under the terms of the sale agreement, $3.8 million accrual relating to leases of retained buildings, and $14.3 million in settlement and curtailment gains that includes $13.8 million long-term liabilities sold. Intermec also incurred $2.8 million of transaction-related expense primarily for professional services.

On April 3, 2005, Intermec completed the sale of the Cincinnati Lamb business. Intermec recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005 Intermec recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the majority of operating assets and liabilities of the business.

The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). Intermec also incurred $5.3 million of transaction-related expense, primarily for severance and professional services.

The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. Intermec was also required to deliver to the buyer a guaranteed net working asset

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

balance. Accordingly, during the second quarter of 2005 Intermec reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 Intermec loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (7.4% as of December 31, 2005) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of December 31, 2005, the estimated fair value of the note is $10.6 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Intermec’s consolidated balance sheet as of December 31, 2005, classifies the $10.6 million long-term note receivable as other assets.

In conjunction with the disposal plan, Intermec analyzed the net assets of IAS for impairment, resulting in a charge of $104.1 million in 2004 to write down the net assets of Cincinnati Lamb to their estimated net realizable value. The charge included impairments of $63.3 million for goodwill, $30.2 million for property, plant and equipment and other long-lived assets and $10.6 million for current assets. In computing the impairment loss, Intermec considered the $9.1 million credit balance for the cumulative translation adjustment and the $9.1 million unrealized minimum pension liability adjustment, net of tax, related to Cincinnati Lamb, which was included in the accumulated other comprehensive income component of shareholders’ investment.

The loss from discontinued operations before tax in 2005 includes non-cash impairment charges of $2.0 million and $9.9 million in charges relating to settlement of lawsuits (See Note K to the Consolidated Financial Statements). Loss from discontinued operations in 2004 and 2003 include impairment charges of $104.1 million and $4.1 million, respectively. In addition, as a result of merging the Cincinnati Machine, Lamb Machining Systems and Lamb Body and Assembly Systems (“Lamb B&A”) divisions, which was initiated in the fourth quarter of 2002, restructuring charges of $0.5 million and $3.5 million were incurred in 2004 and 2003, respectively. The loss from discontinued operations before tax also includes a $3.1 million loss on the sale of Lamb B&A in 2003 and Lamb B&A operating losses of $2.0 million, and $9.2 million, in 2004 and 2003, respectively.

The tax benefit for discontinued operations for the year ended December 31, 2005, reflects a significant difference from the U.S. statutory tax rate of 35% as a result of Intermec’s divestiture of its IAS businesses through the disposition of the Cincinnati Lamb business and the Landis business in the first and fourth quarters of 2005, respectively. The increase is primarily due to approximately $24.0 million of tax benefits from the disposition of the Cincinnati Lamb business. These benefits, including a tax effected capital loss carry forward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a deferred intercompany sale and an election to treat a foreign subsidiary as a branch.

Intermec ceased permanently reinvesting in Canada, Germany, Korea and the U.K. as a result of the divestitures. Income tax liability on repatriated earnings was substantially offset by estimated foreign tax credits available.

The tax benefit for discontinued operations for the year ended December 31, 2004, reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets, resulting from Intermec’s plan to divest IAS. Intermec expects that certain of its state and foreign

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

deferred tax assets of discontinued operations will not be realizable and, in 2004, recorded valuation allowances of $5.4 million and $31.3 million, respectively. The tax benefit for 2003 reflects an effective rate of 18.2% primarily due to valuation allowances recorded for foreign deferred tax assets.

Foreign Currency Transactions

Intermec is subject to the effects of international currency fluctuations due to the global nature of its operations. Foreign currency exposures are hedged as part of Intermec’s global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in net currency transaction gains (losses) of $0.7 million, $(1.7) million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

For fiscal year 2005, Intermec’s continuing operations derived approximately 45.3% of its revenues from non-U.S. customers. At December 31, 2005, long-lived assets attributable to foreign countries comprised 5.0% of total long-lived assets. The largest components of these foreign assets are attributable to European nations, primarily the Netherlands and France.

Liquidity and Capital Resources

Intermec’s financial condition remains strong. At December 31, 2005, cash and cash equivalents totaled $256.8 million, an increase of $38.9 million compared to the December 31, 2004, balance of $217.9 million. Intermec’s net cash, defined as cash and cash equivalents less total debt, increased to $156.8 million.

Cash provided by operating activities of continuing operations comprises net income adjusted for certain non-cash items and changes in assets and liabilities. For 2005, cash provided by operating activities of continuing operations was $57.8 million, compared to $44.9 million in 2004 and $41.1 million in 2003. In 2005, cash provided by operating activities of continuing operations was primarily due to operating profit of $40.6 million, and cash proceeds recorded as deferred revenue from Intermec’s 2005 Rapid Start intellectual property licensing program of approximately $21.4 million.

In 2004, the majority of the increase in cash provided by operating activities of continuing operations was due to higher net earnings and reductions in other current assets and prepaid pension cost, partially offset by increases in net deferred tax assets and net working capital. The increase in net earnings includes $15.6 million of net proceeds before tax from an IP settlement.

Investing activities of continuing operations in 2005 provided $1.6 million of net cash primarily due to $11.0 million in proceeds from the sale of property, plant and equipment, which was principally offset by capital expenditures. Investing activities of continuing operations in 2004 and 2003 used net cash of $6.5 million and $8.1 million, respectively, primarily for capital expenditures, partially offset by proceeds from the sale of property, plant and equipment. Capital expenditures were $10.1 million, $10.3 million and $11.9 million for 2005, 2004 and 2003, respectively. Proceeds from sales of property, plant and equipment were $11.0 million, $4.0 million and $3.4 million for 2005, 2004 and 2003, respectively.

Financing activities of continuing operations in 2005 includes $18.0 million in proceeds from stock option exercises and the release of the $50.0 million of restricted cash reserved for the repayment of debt offset by repayment of long-term debt of $108.5 million, reflecting a net use of $38.3 million in cash. Financing activities of continuing operations in 2004 reflects $5.7 million in proceeds from stock option exercises offset by the $50.0 million of cash classified as restricted cash in preparation for the repayment of debt, reflecting a net use of $44.1 million in cash. Financing activities of continuing operations in 2003 reflects $12.9 million in proceeds from stock option exercises offset by debt repayments of $16.2 million, reflecting a use of $5.8 million in cash.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used by operating activities of discontinued operations was $52.6 million and $13.4 million in 2005 and 2004, respectively. The net cash used by operating activities in 2005 was primarily due to a $13.5 million settlement of a lawsuit, a contribution of $11.1 million made by Intermec to its non U.S. pension plan covering retirees of the divested IAS businesses, as well as an increase in net working assets prior to the divestures. The net cash used by operating activities in 2004 was primarily due to an increase in accounts receivable. Net cash provided by operating activities of discontinued operations was $24.6 million in 2003. The net cash provided was due primarily to reductions in net working capital, partially offset by restructuring costs.

Net cash provided by investing activities of discontinued operations was $70.4 million in 2005. The net cash provided was due primarily to sale of the IAS businesses. Net cash used by investing activities of discontinued operations was $1.4 million in 2004. Net cash provided by investing activities of discontinued operations was $8.4 million in 2003, primarily from the sale of property, plant and equipment.

Intermec has maintained a secured long-term revolving credit facility (the “Revolving Facility”) which originally had a maximum amount available of $100 million. As a result of Intermec’s sale of the IAS businesses in 2005, and in accordance with its terms, the maximum amount available under the Revolving Facility was reduced by reference to the net proceeds received by Intermec from such sale. Effective December 9, 2005, which was the closing date of the sale of the Landis Grinding Systems business, the maximum amount available under the Revolving Facility was reduced to $50 million. Management of Intermec believes that the reduction of the maximum amount available under the Revolving Facility will not have any adverse effect on the financial condition or liquidity of Intermec.

Net of outstanding letters of credit and limitations on availability, Intermec had borrowing capacity at December 31, 2005, of $32.1 million under the Revolving Facility. Intermec made no borrowings under the Revolving Facility during 2005, and as of December 31, 2005, no borrowings were outstanding under this facility. As of December 31, 2005, Intermec was in compliance with the financial covenants of this agreement.

The key terms of the Revolving Facility are as follows:

•       Intermec’s obligations under the Revolving Facility are secured by substantially all the U.S. assets of Intermec and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•       Borrowings under the Revolving Facility bear interest at a variable rate equal to (at Intermec’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•       Until it retired its 6.875% Notes due March 15, 2005, Intermec was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on Intermec’s consolidated balance sheet as of December 31, 2004. This cash restriction was  removed as of December 31, 2005.

•       The Revolving Facility places certain restrictions on the ability of Intermec and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness, dispose of assets or pay dividends.

•       Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the Revolving Facility.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intermec also has maintained a secured long-term £15.0 million ($25.9 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). Net of outstanding letters of credit and limitations on availability, Intermec had no borrowing capacity under the UK Facility at December 31, 2005, primarily as a result of disposition of the IAS business. Intermec made no borrowings under the UK Facility during 2005, and as of December 31, 2005, no borrowings were outstanding under this facility. As of December 31, 2005, Intermec was in compliance with the financial covenants of this agreement.

In accordance with its terms, the UK Facility terminated on February 9, 2006 and Intermec did not extend the term of facility. Management of Intermec believes that the termination of UK Facility will not have any adverse effect on the financial condition or liquidity of Intermec.

In March 1998, Intermec sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments on the seven-year and ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of December 31, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on Intermec’s consolidated balance sheet. In March 2005, Intermec retired the $100.0 million seven-year notes. The 7.00% ten-year notes mature in March 2008.

In July 2005, Intermec retired an $8.5 million industrial revenue bond, which carried a variable interest rate of 4.97%. The amount was classified as current portion of long-term obligations on Intermec’s consolidated balance sheet as of December 31, 2004.

Management believes that cash and cash equivalents on hand combined with projected cash flow from operations and the sale of certain assets will provide adequate funding to meet its expected working capital, capital expenditure and restructuring cost requirements for the next twelve months and working capital, capital expenditure and debt repayment obligations for the foreseeable future. Projected cash flows from operations are largely based on Intermec’s revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity for Intermec include the Revolving Facility.

Contractual Obligations

The following table summarizes Intermec’s significant contractual commitments for continuing operations as of December 31, 2005 (millions of dollars). The table does not include amounts recorded on Intermec’s consolidated balance sheet as current liabilities. Long-term debt and operating leases are discussed in the indicated Notes to Intermec’s Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (Note B)	$100.0		$—	$100.0	$—
Interest on long-term debt	15.8	7.0	8.8	—	—
Operating leases (Note D)	64.3	12.5	17.7	12.8	21.3
Total contractual obligations	$180.1	$19.5	$26.5	$112.8	$21.3

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Intermec is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Intermec and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Intermec’s purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons.

Expected future benefit payments by Intermec’s pension and other postretirement benefit plans are $7.8 million in 2006, $17.2 million for 2007 and 2008 combined, $19.9 million for 2009 and 2010 combined, and $68.4 for the subsequent five-year period 2011 through 2015. Projected benefit payments beyond 2015 are not currently determinable.

Off-Balance Sheet Arrangements

At December 31, 2005, Intermec had aggregate off-balance-sheet letter-of-credit reimbursement agreements of $25.8 million that relate to Intermec’s performance on operating contracts with customers and generally expire within one year. Management does not believe that these letter-of-credit reimbursement agreements have a material effect on Intermec’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In the opinion of management, inflation has not been a significant factor in the markets in which Intermec operates in 2005, 2004 or 2003 and has not had a significant impact upon the results of its operations during these fiscal years.

Critical Accounting Policies and Estimates

Intermec’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, tax contingency accruals, recoverability of goodwill and other intangible assets, warranty costs, percentage-of-completion on long-term contracts, retiree medical and pension obligations, estimated proceeds on businesses to be divested, estimated net realizable value of assets held for sale and litigation loss contingencies. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of Intermec.

A summary of Intermec’s significant accounting policies is included in Note A to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables Intermec to provide the users of the financial statements with useful and reliable information about Intermec’s operating results and financial position. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts.   Intermec maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes in the financial

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

condition of Intermec’s customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventory Obsolescence.   Intermec writes down its inventory for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written-off inventory is sold.

Income Taxes.   Intermec considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which Intermec operates and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If Intermec were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if Intermec were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Intermec conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, Intermec files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. Intermec records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, Intermec’s future results may include favorable or unfavorable adjustments to Intermec’s estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, Intermec’s effective tax rate may fluctuate significantly on a quarterly basis.

Goodwill and Other Intangible Assets.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of Intermec’s finite lived intangible assets pertain to Intermec’s patent portfolio and have estimated useful lives of 18 years. See Note E to the consolidated financial statements for additional information.

The carrying values of intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

During the fourth quarter of 2005, Intermec wrote off its remaining goodwill balance of $7.8 million, in conjunction with the sale of the Landis business. See Note G to the Consolidated Financial Statements for additional information.

Impairment of Long-lived Assets.   Intermec assesses the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, Intermec records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Discontinued Operations.   SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flows model, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the financial statements.

Businesses divested by Intermec are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets, to loss from discontinued operations in the consolidated statements of operations, and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations.

Pension Benefits and Other Postretirement Benefits.   Intermec has retirement and pension plans which cover most of its employees. Most of Intermec’s U.S. employees as well as the employees of certain non-U.S. subsidiaries are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for Intermec’s pension plans and other postretirement benefits are evaluated periodically by management in consultation with an external actuary. Changes in assumptions are based on relevant Company data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for Intermec’s domestic and foreign plans. Intermec believes the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2005 were 5.75% and 5.50%, respectively, compared to 6.00% and 5.50% as of December 31, 2004. The decline in the discount rate used for domestic plans reflects lower interest rates in the current market. The effect of a one-half percentage point decrease in Intermec’s discount rate on pension cost result in an increase in pension expense of $1.7 million. To determine the expected long-term rate of return, Intermec uses historic market trends combined with current market conditions. The weighted average expected long-term rate of return on its domestic and foreign plans was 8.75% and 8.00%, respectively. The effect on Intermec’s pension cost of a one-half percentage point decrease in the expected long-term rate of return would be an increase of $0.6 million. Intermec determines the expected rate of compensation increase based on historic trends and comparisons to

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

external rates. For domestic plans Intermec concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 4.00%. Intermec increased the rate used for foreign plans to 3.75% annually for 2005 compared to 3.50% annually for 2004.

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 5.50%, 6.00% and 6.00% at December 31, 2005, 2004 and 2003, respectively. The effect on Intermec’s postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2005 was 10.00% and is projected to decrease over 12 years to 6.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $0.3 million, while a one-percentage point decrease would result in a decrease of $0.3 million.

Revenue Recognition.   Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. Intermec reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by Intermec directly or with Intermec’s distributors and resellers. Intermec accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time Intermec recognizes revenue.

Rapid Start RFID intellectual property (“RFID IP”) royalties—Intermec licenses rights to use portions of its IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products. As a result of Intermec’s RFID IP licensing program, which ended on August 31, 2005, Intermec has expanded its revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using Intermec’s licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees related to Intermec’s Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period Intermec expects to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and Intermec’s estimate of the average technology lifecycle for the automated identification data capture (“AIDC”) industry. Intermec earns royalties on licensed RFID products sold worldwide by its licensees at the time that the licensees’ sales occur. Intermec’s licensees report and pay royalties owed for sales made in any given quarter after the conclusion of that quarter. Intermec has determined that, due to the lack of historical trends coupled with the anticipated escalating business trends, Intermec does not have the ability to reliably estimate the running royalties when earned. Therefore, Intermec recognizes such royalty revenue in the quarter in which the royalties are reported to Intermec by the licensees.

Long-term contracts, principally within the IAS businesses, classified as discontinued operations, are accounted for under the percentage-of-completion, cost-to-cost method of accounting, which requires

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intermec to estimate total expected contract revenues and costs and record revenues and profits over the term of the contract. Estimated contract revenues and costs are based on contract specifications, expected requirements, and achievement of contract milestones, including deliveries. The cumulative impact of changes in expected contract revenues and costs and any anticipated losses are charged to operations as soon as they are determinable.

Contingencies.   Intermec assesses its exposure to loss contingencies, including environmental, legal and income tax matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimates, results of operations are adjusted upward or downward.

Stock-Based Compensation.   As of December 31, 2005, Intermec had four stock-based compensation plans available for future grants. These plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of 2006, Intermec will begin expensing stock options as required under SFAS No. 123(R), Share-Based Payments.

New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP becomes effective for Intermec in the first quarter of 2006. Intermec does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In June 2005, the FASB issued FSP No. SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. Intermec adopted SFAS 143-1 during the three months ended June 30, 2005. The adoption of SFAS 143-1 did not have a material effect on Intermec’s financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, Intermec cannot estimate the effect of applying this guidance in future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intermec is required to adopt this statement during the first quarter of 2006, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. Intermec plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by Intermec after December 31, 2005, and to unvested options at the date of adoption. Intermec will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. Accordingly, the adoption of SFAS 123R’s fair value method is expected to reduce earings per share by approximately $0.05 per share for the year ending December 31, 2006.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Jobs Act had no effect on Intermec’s accounting for income tax.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Intermec does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to Intermec’s ability to maintain or to improve the revenues and profits of its continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use its investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of its continuing operations and the other factors

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

described in Item 1A and Item 7 of this filing. Intermec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or its management are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance. A number of factors can impact Intermec’s business and determine whether Intermec can or will achieve any forward-looking statement made in this report. Any one of these factors could cause Intermec’s actual results to differ materially from those discussed in a forward-looking statement. Intermec outlines these risk factors in reports that it files with the SEC, in press releases and on its website, www.intermec.com.

Readers of this report are encouraged to review the Risk Factors portion of Item 1A of this filing which discusses the risk factors associated with Intermec’s business.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intermec is exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Interest Rates:   As of December 31, 2005, Intermec’s outstanding borrowings comprised $100.0 million in fixed rate debentures that mature in March 2008 and have an interest rate of 7.00%. The fair value of the fixed rate debentures on December 31, 2005, as determined based on recent market trades, was $100.0 million. In addition, Intermec had variable rate facilities with no outstanding borrowings comprising the Revolving Facility and the U.K. Facility. See discussions of Intermec’s credit facilities under the heading “Liquidity and Capital Resources” in Item 7 of this annual report and in Note B to the Consolidated Financial Statements.

Foreign Exchange Rates:   Due to its global operations, Intermec’s cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, Intermec may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. Intermec does not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges and, accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. Intermec performed a sensitivity analysis assuming a hypothetical 10 percent movement in foreign currency exchange rates applied to the exposure described above. As of December 31, 2005, the analysis indicated that if Intermec’s hedges of foreign exchange exposure were not in place, such market movements would have an impact of approximately $5.7 million on Intermec’s results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and Intermec’s actual exposures and hedging activities.

During 2005, Intermec’s sales comprised $532.4 million, or 61%, denominated in U.S. dollars, $169.9 million, or 19%, denominated in euros, $55.4 million or 6%, denominated in British pounds, and $117.8 million, or 14% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted Intermec’s sales by approximately $2.1 million, $24.7 million and $31.5 million in 2005, 2004 and 2003, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Intermec’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

Internal control over financial reporting

(a)           Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page F-1 of this annual report on Form 10-K and is incorporated by reference.

(b)   Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of Intermec’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page F-3 of this annual report on Form 10-K and is incorporated by reference.

(c)    Changes in Internal Control over Financial Reporting

During the fourth quarter 2005, Intermec made changes to its controls and procedures as part of its ongoing monitoring of controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, Intermec’s internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intermec has adopted a code of business conduct and ethics for all directors, officers and employees, known as the Standards of Conduct. The Standards of Conduct are available on Intermec’s website under Investor Information at http://www.intermec.com. Intermec intends to disclose on its website any amendment to, or waiver, of the Standards of Conduct related to senior officers. Shareholders may request a free copy of the Standards of Conduct from:

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

The executive officers of Intermec are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of the executive officers of Intermec. The following information indicates the positions and ages of Intermec’s executive officers at March 1, 2006, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years
Larry D. Brady	63

Chairman of the Board since August 2001. Chief Executive Officer since September 2000. Director since September 1999, and President since July 1999. Served as Chief Operating Officer from July 1999 to September 2000. For prior business experience, see the description of Directors in “Election of Directors” in the 2005 Proxy Statement.

Kenneth L. Cohen	62	Vice President and Treasurer since January 1, 2004 and Vice President, Taxes since July 2000. Prior thereto, Staff Vice President, Taxes from October 1997.
Steven J. Winter	49

Vice President since 1999. President and Chief Operating Officer of the Company’s Intermec Technologies Corporation subsidiary (“ITC”) since September 2005. Prior thereto, Executive Vice President and Chief Operating Officer of ITC from October 2004 to September 2005. Prior thereto, Executive Vice President from March 2004 to September 2004. Prior thereto, Senior Vice President of Global Services of ITC from November 1999 to March 2004.

Janis L. Harwell	51

Senior Vice President, General Counsel and Corporate Secretary since January 2006. Prior thereto, Senior Vice President and General Counsel from September 2004 to January 2006. Prior thereto, Vice President, General Counsel and Secretary of Renessen LLC, an agricultural biotechnology joint venture formed by Cargill, Inc. and Monsanto Company, from January 1999 to August 2004.

Fredric B. Anderson	38

Vice President and Controller, and Acting Chief Financial Officer since September 2005. Prior thereto, Director of Accounting and Financial Reporting, and Chief Accounting Officer, since July 2002. Prior thereto, employed by Ernst & Young LLP from 1990 to 2002, including as Senior Manager from 1997 to 2002.

Information relating to directors of Intermec and other information relating to will be contained in Intermec’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006 (the “2006 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

See the information relating to executive compensation under the caption “Executive Compensation” in Intermec’s 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information with respect to beneficial ownership of Intermec’s voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of Intermec, under the caption “Security Ownership of Certain Beneficial Owners and Management” of Intermec’s 2006 Proxy Statement, which is incorporated herein by reference.

See the information relating to the number of securities remaining to be issued under Intermec’s equity compensation plans under the caption “Equity Compensation Plan Information” of Intermec’s 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions” in Intermec’s 2006 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information relating to principal accounting fees and services under the caption “Principal Accountant Fees and Services” in Intermec’s 2006 Proxy Statement, which is incorporated herein by reference.

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

(3)         Executive Compensation Plans and Arrangements

Executive compensation plans and arrangements are listed as exhibits 10.7 through 10.37 as set forth in the Index to Exhibits at page E-1 of this annual report.

(b)                   Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ FREDRIC B. ANDERSON
Fredric B. Anderson
Vice President, Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Vice President, Controller and
/s/ FREDRIC B. ANDERSON	Acting Chief Financial Officer	March 15, 2006
Fredric B. Anderson	(Principal Financial
and Accounting Officer)
/s/ LARRY D. BRADY	Director, Chairman of the Board,	March 15, 2006
Larry D. Brady	President and Chief Executive Officer
/s/ STEPHEN E. FRANK	Director	March 15, 2006
Stephen E. Frank
/s/ CLAIRE W. GARGALLI	Director	March 15, 2006
Claire W. Gargalli
/s/ GREGORY K. HINCKLEY	Director	March 15, 2006
Gregory K. Hinckley
/s/ LYDIA H. KENNARD	Director	March 15, 2006
Lydia H. Kennard
/s/ ALLEN J. LAUER	Director	March 15, 2006
Allen J. Lauer
/s/ STEPHEN P. REYNOLDS	Director	March 15, 2006
Stephen P. Reynolds
/s/ STEVEN B. SAMPLE	Director	March 15, 2006
Steven B. Sample
/s/ OREN G. SHAFFER	Director	March 15, 2006
Oren G. Shaffer
/s/ LARRY D. YOST	Director	March 15, 2006
Larry D. Yost

Intermec, Inc.

Management’s Responsibility for Financial Reporting

The consolidated financial statements of Intermec, Inc. and subsidiaries and related financial information included in this annual report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect management’s best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. The other financial information included in the annual report is consistent with that in the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management has concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K. In addition, in 2005, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ LARRY D. BRADY
Larry D. Brady
Chief Executive Officer
March 15, 2006
/s/ FREDRIC B. ANDERSON
Fredric B. Anderson
Vice President and Controller
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Intermec, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 15, 2006

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	$720,959	$654,867	$561,362
Service	154,523	136,800	126,553
Intellectual property settlements	—	19,650	18,668
Total Revenues	875,482	811,317	706,583
Costs and Expenses:
Cost of product revenues	420,707	380,578	333,505
Cost of service revenues	91,899	80,821	76,944
Cost of intellectual property settlements	—	4,031	6,174
Selling, general and administrative	304,995	281,174	247,295
Total Costs and Expenses	817,601	746,604	663,918
Operating Profit from Continuing Operations	57,881	64,713	42,665
Interest, net	(4,026)	(12,361)	(13,085)
Foreign currency exchange, net	670	(1,675)	1,242
Earnings from Continuing Operations before
Income Taxes	54,525	50,677	30,822
Provision (Benefit) for Income Taxes	13,880	(1,504)	15,650
Earnings from Continuing Operations	40,645	52,181	15,172
Gain (Loss) from Discontinued Operations, net of tax	21,147	(101,310)	(34,439)
Net Earnings (Loss)	$61,792	$(49,129)	$(19,267)
Basic Earnings (Loss) per Share
Continuing Operations	$0.66	$0.86	$0.26
Discontinued Operations	0.34	(1.67)	(0.59)
Net Earnings (Loss) per Share	$1.00	$(0.81)	$(0.33)
Diluted Earnings (Loss) per Share
Continuing Operations	$0.64	$0.84	$0.25
Discontinued Operations	0.34	(1.63)	(0.57)
Net Earnings (Loss) per Share	$0.98	$(0.79)	$(0.32)

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$256,782	$217,899
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $8,157 (2005) and $9,771 (2004)	180,985	157,833
Inventories	82,088	80,854
Net deferred tax assets	100,656	81,769
Assets held for sale	8,517	19,748
Assets of discontinued operations	—	211,116
Other current assets	29,468	8,831
Total Current Assets	658,496	828,050
Property, Plant and Equipment, Net	30,820	30,375
Intangibles, Net	6,871	4,072
Net Deferred Tax Assets	137,578	134,978
Long-term Assets of Discontinued Operations	—	21,238
Other Assets	68,955	53,964
Total Assets	$902,720	$1,072,677
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable and accrued expenses	$148,731	$128,630
Payroll and related expenses	31,011	30,077
Deferred revenue	38,369	31,371
Current portion of long-term debt	—	108,500
Current liabilities of discontinued operations	—	130,257
Total Current Liabilities	218,111	428,835
Deferred Revenue	20,095	2,730
Long-term Debt	100,000	100,000
Other Long-term Liabilities	88,711	83,490
Long-term Liabilities of Discontinued Operations	—	46,388
Commitments and Contingencies	—	—
Shareholders’ Investment
Preferred stock; no shares outstanding	—	—
Common stock; shares outstanding: 62,727,922 (2005) and 61,148,274 (2004)	627	611
Additional paid-in capital	736,224	703,416
Accumulated deficit	(244,903)	(306,695)
Accumulated other comprehensive income (loss)	(16,145)	13,902
Total Shareholders’ Investment	475,803	411,234
Total Liabilities and Shareholders’ Investment	$902,720	$1,072,677

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
Cash and Cash Equivalents at Beginning of Year	$217,899	$238,447	$178,269
Cash Flows from Operating Activities:
Net earnings from continuing operations	40,645	52,181	15,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,865	10,847	14,079
Change in prepaid pension cost	11,525	11,098	5,357
Deferred taxes	11,615	(33,698)	(878)
Stock-based compensation and other	1,975	1,665	5,408
Changes in operating assets and liabilities:
Accounts receivable	(33,561)	(10,191)	17,127
Inventories	(2,344)	(6,599)	(5,301)
Other current assets	(1,906)	11,069	(12,219)
Accounts payable and accrued expenses	9,134	6,952	2,378
Payroll and related expenses	(636)	(2,628)	(6,821)
Other long-term liabilities	15,111	2,565	2,592
Other operating activities	(3,640)	1,603	4,200
Net Cash Provided by Operating Activities of Continuing Operations	57,783	44,864	41,094
Cash Flows from Investing Activities:
Capital expenditures	(10,136)	(10,284)	(11,903)
Proceeds from sale of property, plant and equipment	10,987	4,026	3,423
Other investing activities	729	(225)	373
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	1,580	(6,483)	(8,107)
Cash Flows from Financing Activities:
Repayment of long-term obligations	(108,500)	—	(16,200)
Cash restricted for repayment of debt	50,000	(50,000)	—
Stock options exercised	18,014	5,683	12,912
Other financing activities	2,148	211	(2,469)
Net Cash Used in Financing Activities of Continuing Operations	(38,338)	(44,106)	(5,757)
Net Cash Provided by (Used in) Continuing Operations	21,025	(5,725)	27,230
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	(52,558)	(13,382)	24,576
Net Cash Provided by (used in) Investing Activities of Discontinued Operations	70,416	(1,441)	8,372
Resulting Increase (Decrease) in Cash and Cash Equivalents	38,883	(20,548)	60,178
Cash and Cash Equivalents at End of Year	$256,782	$217,899	$238,447
Supplemental Information
Effect of exchange rates on cash and cash equivalents	$(7,928)	$6,677	$5,450
Cash Payments:
Interest on Long-Term Debt	(11,498)	(15,379)	(15,592)
Income Taxes	(6,199)	(4,338)	(9,046)
Non-Cash Transactions:
Impairment of assets	1,987	104,078	4,081

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2003	586	674,715	(238,299)	(19,104)	417,898
Comprehensive Income:
Net loss			(19,267)		(19,267)
Currency translation adjustment				19,029	19,029
Minimum pension liability adjustment, net of tax effect of $0				(2,881)	(2,881)
Comprehensive Loss					(3,119)
Issuances of common stock	19	16,030			16,049
Balance, December 31, 2003	605	690,745	(257,566)	(2,956)	430,828
Comprehensive Income:
Net loss			(49,129)		(49,129)
Currency translation adjustment and other				15,519	15,519
Minimum pension liability adjustment, net of tax effect of ($119)				1,339	1,339
Comprehensive Loss					(32,271)
Issuances of common stock	6	12,671			12,677
Balance, December 31, 2004	611	703,416	(306,695)	13,902	411,234
Comprehensive Income:
Net income			61,792		61,792
Currency translation adjustment and other, net of tax effect of $1,818				(26,464)	(26,464)
Minimum pension liability adjustment, net of tax effect of ($3,321)				(3,583)	(3,583)
Comprehensive Income					31,745
Issuances of common stock	16	32,808			32,824
Balance, December 31, 2005	$627	$736,224	$(244,903)	$(16,145)	$475,803

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Nature of Operations.   Effective January 1, 2006, the Company changed its name from UNOVA, Inc. to Intermec, Inc. (“Intermec” or the “Company”). Intermec is a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intermec RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

In 2005, Intermec divested its Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in Intermec’s consolidated financial statements and related notes. The IAS businesses are leading producers of value-added manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries, as well as the industrial components, heavy equipment and general job shop markets.

Principles of Consolidation.   The consolidated financial statements include the accounts of Intermec, Inc., its wholly owned subsidiaries and companies in which Intermec has a controlling interest. Investments in companies over which Intermec has influence but not a controlling interest are accounted for using the equity method. Equity investments of less than 20% ownership in other companies are carried at cost. All significant intercompany transactions and balances have been eliminated in consolidation. Intermec has no unconsolidated subsidiaries.

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, tax contingency accruals, recoverability of goodwill and other intangible assets, warranty costs, percentage-of-completion on long-term contracts, retiree medical and pension obligations, estimated proceeds on businesses to be divested, estimated net realizable value of assets held for sale and litigation loss contingencies.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Stock Based Compensation.   As permitted by Statement of Financial Accounting Standards (“SFAS’) No. 123, Intermec accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized at the grant of stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, Intermec’s net earnings (loss) and basic and diluted earnings (loss) per share of continuing and discontinued operations for 2005, 2004, and 2003 would have been reduced to the pro forma amounts indicated as follows (thousands of dollars):

	Years Ended December 31,
Continuing Operations:	2005	2004	2003
Net earnings as reported	$40,645	$52,181	$15,172
Add stock compensation expense recorded under the intrinsic value method, net of tax	1,427	1,108	593
Less pro forma stock compensation expense computed under the fair value method, net of tax	(4,257)	(3,498)	(2,672)
Pro forma net earnings	$37,815	$49,791	$13,093
Basic pro forma earnings per share	$0.61	$0.82	$0.22
Diluted pro forma earnings per share	$0.60	$0.80	$0.22

	Years Ended December 31,
Discontinued Operations:	2005	2004	2003
Net earnings (loss) as reported	$21,147	$(101,310)	$(34,439)
Add stock compensation expense recorded under the intrinsic value method, net of tax	1,734	384	133
Less pro forma stock compensation expense computed under the fair value method, net of tax	(1,623)	(715)	(403)
Pro forma net earnings (loss)	$21,258	$(101,641)	$(34,709)
Basic pro forma earnings (loss) per share	$0.34	$(1.68)	$(0.59)
Diluted pro forma earnings (loss) per share	$0.33	$(1.63)	$(0.58)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

To determine the pro forma compensation expense, Intermec used the Black Scholes option pricing model to determine the weighted average fair value of options on the dates they were granted. The weighted average fair value of option grants made during 2005, 2004 and 2003 was $10.75, $8.96 and $3.82, respectively. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors, as well as fluctuations in the market price of Intermec’s common stock, will cause the actual value of these options to vary from the theoretical value indicated above. The following weighted average assumptions were applied in determining the pro forma compensation expense.

	2005	2004	2003
Risk-free interest rate	3.84%	3.81%	2.55%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	53.29%	56.13%	56.38%
Expected dividend yield	0.0%	0.0%	0.0%

Revenue Recognition.   Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. Intermec reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by Intermec directly or with Intermec’s distributors and resellers. Intermec accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time Intermec recognizes revenue.

Rapid Start intellectual property (“RFID IP”) royalties—Intermec licenses rights to use portions of its IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products. As a result of Intermec’s RFID IP licensing program, which ended on August 31, 2005, Intermec has expanded its revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using Intermec’s licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees related to Intermec’s Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period Intermec expects to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and Intermec’s estimate of the average technology lifecycle for the automated data capture industry. Intermec earns royalties on licensed RFID products sold worldwide by its licensees at the time that the licensees’ sales occur. Intermec’s licensees report and pay royalties owed for sales in any given quarter after the conclusion of that quarter. Intermec has determined that, due to the lack of

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

historical trends coupled with the anticipated escalating business trends, Intermec does not have the ability to reliably estimate the running royalties when earned. Therefore, Intermec recognizes such royalty revenue in the quarter in which the royalties are reported to Intermec by the licensees.

Cash Equivalents.   Intermec considers highly liquid investments purchased within three months of their date of maturity to be cash equivalents.

Accounts Receivable.   Intermec provides an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. That estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable.

Inventories.   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. Intermec “writes down” estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions.

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

Pension Benefits and Other Postretirement Benefits.   Intermec has retirement and pension plans which cover most of its employees. Most of Intermec’s U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans, under which employees may contribute up to 4% of covered compensation annually. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for Intermec’s pension plans and other postretirement benefits are evaluated at least annually by management in consultation with an external actuary. Changes in assumptions are based on relevant Intermec data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the Consolidated Financial Statements includes disclosure of these assumptions for Intermec’s domestic and foreign plans. Intermec believes the assumptions are appropriate. However these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

Income Taxes.   Intermec accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. Intermec evaluates the likelihood of realizing its deferred tax assets by estimating sources of future

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

taxable income and the impact of tax planning strategies. Intermec’s deferred tax assets include future tax benefits of discontinued operations that remain with Intermec. Intermec also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. Intermec records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. Intermec classifies its contingent tax liabilities based upon when expected cash will ultimately be paid.

Concentrations of Credit Risk.   Financial instruments that potentially subject Intermec to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Intermec places its cash and cash equivalents with high-credit-quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up Intermec’s customer base, thus spreading the credit risk. Intermec evaluates the creditworthiness of its customers and maintains an allowance for anticipated losses. No single customer accounted for more than 10% of Intermec’s revenues in 2005, 2004 or 2003.

Foreign Currencies.   Intermec’s consolidated financial statements are presented in U.S. dollars. The financial statements of Intermec’s foreign operations, whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on Intermec’s net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Currency transaction gains and losses are recorded on the consolidated statements of operations. Operating results include net currency transaction gains (losses) of $0.7 million, ($1.7) million and $1.2 million for the years ended December 31, 2005, 2004 and 2003.

Derivative Instruments and Hedging Activities.

Due to its global operations, Intermec’s cash flows and earnings are exposed to foreign exchange rate risk. Intermec’s use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. Intermec enters into these contracts with major financial institutions to minimize its risk of foreign exchange loss. Intermec’s policies do not permit active trading of or speculation in derivative financial instruments. Intermec’s policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss). The fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency based assets and liabilities as of December 31, 2005 and 2004 was not material.

Goodwill and Other Intangibles.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of Intermec’s finite lived intangible assets pertain to Intermec’s patent portfolio and have estimated useful lives of 18 years. See Note E for additional information.

The carrying values of intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

During the fourth quarter of 2005, Intermec wrote off its remaining goodwill balance of $7.8 million in conjunction with the sale of the Landis business. See Note G for additional information.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets.   Intermec assesses the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, Intermec records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Discontinued Operations.   SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flows model, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the financial statements.

Businesses to be divested are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets to loss from discontinued operations in the consolidated statements of operations and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations. Management does not expect any continuing involvement with these businesses following their planned sales, and these businesses are expected to be disposed of within one year.

Environmental Costs.   A liability for environmental costs is recorded when Intermec determines its responsibility for remedial efforts and such amounts are reasonably estimable. Environmental costs were not material for all years presented.

Contingencies.   Intermec assesses its exposure to loss contingencies, including environmental, legal and income tax matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management’s estimates, results of operations could be adjusted upward or downward.

Research and Development.   Research and development (“R&D”) costs are charged to selling, general and administrative expense as incurred. Total expenditures of continuing operations on research and development activities amounted to $66.5 million, $65.9 million and $49.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. Intermec incurred no costs associated with R&D sponsored by customers or other external parties.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Advertising.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $1.7 million, $1.7 million and $2.2 million, respectively.

New Accounting Pronouncements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP becomes effective for Intermec in the first quarter of 2006. Intermec does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In June 2005, the FASB issued FSP No. SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. Intermec adopted SFAS 143-1 during the three months ended June 30, 2005. The adoption of SFAS 143-1 did not have a material effect on Intermec’s financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, Intermec cannot estimate the effect of applying this guidance in future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Intermec is required to adopt this statement during the first quarter of 2006, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. Intermec plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after December 31, 2005, and to unvested options at the date of adoption. Intermec will begin expensing stock-based compensation in accordance with the standard in the first quarter of 2006. Accordingly, the adoption of SFAS 123R’s fair value method is expected to reduce earnings per share by approximately $0.05 per share for the year ending December 31, 2006.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Jobs Act had no effect on Intermec’s accounting for income tax.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Intermec does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Reclassifications.   Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B: Cash and Cash Equivalents, Long-term Debt and Interest

Cash and cash equivalents amounted to $256.8 million and $217.9 million at December 31, 2005 and 2004, respectively, and consisted mainly of time deposits. Cash and cash equivalents at December 31, 2005 and 2004, include $5.7 million and $17.8 million of bank deposits required to be maintained in support of letters of credit and foreign exchange contracts. Letters of credit are purchased guarantees to ensure Intermec’s contract performance to third parties in accordance with specified terms and conditions. Management has determined that Intermec’s letters of credit do not create additional risk to Intermec.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B: Cash and Cash Equivalents, Long-term Debt and Interest (Continued)

Long-term debt comprises the following (thousands of dollars):

	Current Portion of		Non-Current Portion of
	Long-term Debt		Long-term Debt
	December 31,		December 31,
	2005	2004	2005	2004
Debentures, with interest at 6.875%, due March 2005.	$—	$100,000	—	—
Debentures, with interest at 7.00%, due March 2008.	—	—	$100,000	$100,000
Industrial revenue bonds, with interest at 4.18% as of December 31, 2004, retired July 2005.	—	8,500	—	—
Long-term obligations.	$—	$108,500	$100,000	$100,000

Intermec has maintained a secured long-term revolving credit facility (the “Revolving Facility”), which originally had a maximum amount available of $100 million. As a result of Intermec’s sale of the IAS businesses in 2005, and in accordance with its terms, the maximum amount available under the Revolving Facility was reduced by reference to the net proceeds received by Intermec from such sale. Effective December 9, 2005, which was the closing date of the sale of the Landis Grinding Systems business, the maximum amount available under the Revolving Facility was reduced to $50 million. Management of Intermec believes that the reduction of the maximum amount available under the Revolving Facility will not have a material adverse effect on the financial condition or liquidity of the Company.

Net of outstanding letters of credit and limitations on availability, Intermec had borrowing capacity at December 31, 2005, of $32.1 million under the Revolving Facility. Intermec made no borrowings under the Revolving Facility during 2005, and as of December 31, 2005, no borrowings were outstanding under this facility. As of December 31, 2005, Intermec was in compliance with the financial covenants of this agreement.

The key terms of the Revolving Facility are as follows:

•       Intermec’s obligations under the Revolving Facility are secured by substantially all the U.S. assets of Intermec and its U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•       Borrowings under the Revolving Facility bear interest at a variable rate equal to (at Intermec’s option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage or (ii) the greater of the federal funds rate plus 0.50% or the bank’s prime rate plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•       Until it retired its 6.875% Notes due March 15, 2005, Intermec was required to maintain a minimum balance of $50 million as restricted cash. This amount is classified as restricted cash on Intermec’s consolidated balance sheet as of December 31, 2004. This cash restriction was removed as of March 15, 2005.

•       The Revolving Facility places certain restrictions on the ability of Intermec and its subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness, dispose of assets or pay dividends.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B: Cash and Cash Equivalents, Long-term Debt and Interest (Continued)

•       Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the Revolving Facility.

Intermec also has maintained a secured long-term £15.0 million ($25.9 million) revolving facility and related overdraft facility (collectively, the “UK Facility”). Net of outstanding letters of credit and limitations on availability, Intermec had no borrowing capacity under the UK Facility at December 31, 2005, primarily as a result of disposition of the IAS business. Intermec made no borrowings under the UK Facility during 2005, and as of December 31, 2005, no borrowings were outstanding under this facility. As of December 31, 2005, Intermec was in compliance with the financial covenants of this agreement.

In accordance with its terms, the UK Facility terminated on February 9, 2006 and Intermec did not extend the term of facility. Management of Intermec believes that the termination of the UK Facility will not have a material adverse effect on the financial condition or liquidity of Intermec.

In March 1998, Intermec sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. Interest payments on the seven-year and ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the seven-year and ten-year notes are 7.125% and 7.175%, respectively. As of December 31, 2004, the $100.0 million seven-year notes, maturing in March 2005, are classified as current portion of long-term obligations on Intermec’s consolidated balance sheet. In March 2005, Intermec retired the $100.0 million seven-year notes.

In July 2005, Intermec retired an $8.5 million industrial revenue bond, which carried a variable interest rate of 4.97%. The amount was classified as current portion of long-term obligations on Intermec’s consolidated balance sheet as of December 31, 2004.

Interest, net comprises of the following (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Interest expense	$11,042	$16,527	$16,829
Interest income	(7,016)	(4,166)	(3,744)
Interest, net	$4,026	$12,361	$13,085

At December 31, 2005 and 2004, Intermec’s fixed rate debentures had a carrying value of $100.0 million and $200.0 million, respectively, and an estimated fair market value of $100.0 million and $202.1 million, respectively, based on market trade values. The carrying values of the variable rate borrowings, including the industrial revenue bonds, approximate fair value because they bear interest at market rates currently available to Intermec. Fair values of Intermec’s accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B: Cash and Cash Equivalents, Long-term Debt and Interest (Continued)

Intermec also has letter-of-credit reimbursement agreements totaling $25.8 million at December 31, 2005, compared to $53.6 million at December 31, 2004. As of December 31, 2005, $9.8 million of the agreements related to performance on contracts with current customers and vendors, $13.0 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $3.0 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. Intermec is indemnified by the purchaser of the Cincinnati Lamb operation on the $13.0 million of letter-of-credit agreements related to Cincinnati Lamb and is the beneficiary of a backup letter-of-credit in the aggregate amount of $5.8 million issued pursuant to the terms of the sale. Intermec believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote. Intermec is indemnified by the purchase of the Landis operations on the $3.0 million of letter-of-credit agreement to Landis.

Note C: Inventories

Inventories comprise the following (thousands of dollars):

	December 31,
	2005	2004
Raw materials	$50,505	$53,714
Work in process	705	304
Finished goods	30,878	26,836
Inventories	$82,088	$80,854

Note D: Property, Plant and Equipment, Net, Commitments  and Assets Held for Sale

Property, plant and equipment comprise the following (thousands of dollars):

	December 31,
	2005	2004
Property, plant and equipment, at cost:
Land	$5,859	$5,978
Buildings and improvements	6,032	5,754
Machinery and equipment	117,961	118,357
Total property, plant and equipment, at cost	129,852	130,089
Less: accumulated depreciation	(99,032)	(99,714)
Property, plant and equipment, net	$30,820	$30,375

Depreciation expense from continuing operations was $9.5 million, $10.5 million and $13.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The range of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D: Property, Plant and Equipment, Net, Commitments  and Assets Held for Sale (Continued)

As of December 31, 2005 and 2004, Intermec deferred $4.1 million and $4.5 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization, under noncancellable operating leases were as follows at December 31, 2005 (thousands of dollars):

2006	$12,480
2007	9,849
2008	7,855
2009	6,527
2010	6,249
Thereafter	21,369
Total	$64,329

Rental expense for operating leases of continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $12.8 million, $12.6 million and $12.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is $5.3 million at December 31, 2005.

Assets Held for Sale: During 2003, in conjunction with restructuring activities related to the Company’s IAS business, Intermec reclassified certain property, plant and equipment with a net book value of $30.9 million to assets held for sale. In accordance with SFAS No. 144, the carrying amount of these assets is the lower of book value or net realizable value. An impairment charge of $4.1 million related to these assets is classified as loss from discontinued operations on the statement of operations for the year ended December 31, 2003. Assets held for sale with a carrying amount of approximately $3.0 million were sold during 2003 for a price approximating their carrying value. During 2004 assets held for sale with a carrying amount of $3.5 million were sold for proceeds of approximately $4.0 million. An impairment charge of $0.6 million on assets held for sale is classified as loss from discontinued operations on the statement of operations for the year ended December 31, 2004. At December 31, 2003, assets held for sale of $23.8 million comprise $18.8 million of land and buildings and $5.0 million of machinery and equipment. At December 31, 2004, assets held for sale of $19.7 million comprise $17.7 million of land and buildings and $2.0 million of machinery and equipment. During 2005 assets held for sale with a carrying amount of $10.3 million were sold for proceeds of approximately $11.0 million. An impairment charge of $2.0 million on assets held for sale is classified as loss from discontinued operations on the statement of operations for the year ended December 31, 2005. At December 31, 2005, assets held for sale of $8.5 million primarily comprised of land and buildings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E: Intangibles, Net

Intangibles, net are comprised of a $3.7 million of patent portfolio and $3.2 million of an intangible asset from an adjustment to recognize minimum pension liability related to Intermec’s US defined benefit pension plans. The components of intangibles, net, including the gross carrying amount and accumulated amortization of Intermec’s amortizable intangibles, are as follows (thousands of dollars):

	December 31,
	2005	2004
Amortizable intangibles:
Gross carrying amount	$10,064	$10,067
Accumulated amortization	(6,391)	(5,995)
Other intangibles, net	3,673	4,072
US defined benefit pension intangible asset	3,198	—
Intangibles, net	$6,871	$4,072

Amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.4 million and $0.4 million, respectively.

Estimated amortization expense for the succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2006	$398
2007	398
2008	398
2009	398
2010	398

Note F: Shareholders’ Investment

Capital Stock

At December 31, 2005, there were authorized 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01.

Shareholder Rights Plan

In September 1997, Intermec’s Board of Directors adopted a Share Purchase Rights Plan (the “Plan”) and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of Intermec common stock, payable to shareholders of record on October 31, 1997. The Plan will cause substantial dilution to a party that attempts to acquire Intermec in a manner or on terms not approved by the Board of Directors. Each Right entitles the holder to purchase from Intermec one one-hundredth of a share of Series A Preferred Stock at a price of seventy dollars. The Rights become exercisable if a person other than a person which presently holds more than 15 percent of Intermec’s common stock acquires 15 percent or more, or announces a tender offer for 15 percent or more, of Intermec’s outstanding common stock. If a person acquires 15 percent or more of Intermec’s outstanding common stock, each right will entitle the holder to purchase Intermec’s common stock having a market value of twice the exercise price of the Right. The Rights, which expire in September 2007, may be redeemed by Intermec Inc. at a price of one cent per Right at any time prior to a person acquiring 15 percent or more of the outstanding common stock.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

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

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2005	2004	2003
Weighted average common shares—Basic	61,785,295	60,501,931	58,827,769
Dilutive effect of options, unvested restricted shares and other common stock equivalents	1,565,057	1,651,905	1,406,279
Weighted average shares—Diluted	63,350,352	62,153,836	60,234,048

At December 31, 2004 and 2003, employees and directors held options to purchase 30,420 and 16,420 shares, respectively, of Intermec common stock that were antidilutive to the computation of diluted earnings (loss) per share from continuing operations due to the exercise price of these options exceeding the average fair value of Intermec’s common stock for the respective periods. These options could become dilutive in future periods if the average market price of Intermec’s common stock exceeds the exercise price of the outstanding options and Intermec reports net earnings.

Stock Awards

The UNOVA, Inc. 2001, 1999 and 1997 Stock Incentive Plans and the UNOVA Inc. 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of December 31, 2005, there were 621,829 options outstanding that were granted under the 1997 Plan before it was frozen.

Incentive awards may be granted in the form of stock options with or without related stock appreciation rights, restricted stock, restricted stock units and performance units. Under the Stock Incentive Plans, stock options may not be granted at an exercise price less than the market value of Intermec’s common stock on the date of grant. The Stock Incentive Plans options generally vest in equal increments over five years and expire in ten years.

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) and the 1997 Director Stock Option Plan (“1997 DSOP”, collectively “DSOPs”) provide for the grant of stock options to the Company’s non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of Intermec’s common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their date of grant.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

As of December 31, 2005 there were 3,243,026 shares available for grant under Intermec’s Stock Incentive Plans and DSOPs. The following table summarizes changes in options outstanding and exercisable under Intermec’s stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
January 1, 2003	5,537,565	10.74	3,556,061	12.99
Granted	535,835	7.57
Exercised	(1,182,350)	10.85
Canceled	(146,495)	6.12
December 31, 2003	4,744,555	10.50	3,012,269	12.77
Granted	570,500	17.29
Exercised	(656,990)	8.78
Canceled	(242,799)	9.26
December 31, 2004	4,415,266	11.70	2,876,822	12.37
Granted	685,151	20.91
Exercised	(1,525,145)	12.27
Canceled	(356,346)	11.37
December 31, 2005	3,218,926	13.35	1,902,288	11.66

The table below summarizes outstanding stock option data as of December 31, 2005, excluding 308,151 options outstanding, held by directors:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Exercisable	Weighted- Average Exercise Price Per Share
$3.52 to $5.02	437,385	4.82	$4.22	431,885	$4.22
$5.38 to $7.92	843,409	6.20	7.40	446,865	7.31
$12.38 to $17.56	707,237	5.76	16.66	409,717	16.42
$18.81 to $27.53	922,744	6.27	19.85	394,094	19.20
	2,910,775			1,682,561

In August 2001, Intermec extended to its employees a tender offer to exchange on a four-for-one basis certain outstanding stock options granted during the period June 1, 1999 through May 31, 2000 for restricted shares of Intermec’s common stock. On the exchange date, October 8, 2001, options to purchase 1,271,500 shares were tendered by employees and canceled, and 317,884 shares of restricted stock were issued under Intermec’s Stock Incentive Plans. The restricted shares vest over a three-year period, with one-third of the restricted shares vesting on each of the first three anniversaries of the exchange date. The tender offer resulted in variable accounting for all options subject to the offer until the options are cancelled, exercised or expired. As of December 31, 2005, 2004 and 2003, Intermec had outstanding 19,200, 32,301 and 42,302 options that are subject to the variable method of accounting, which

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

requires Intermec to record compensation expense when the market value of Intermec’s common stock exceeds the exercise price of the option. Compensation expenses related to these options were $0.2 million $0.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2005, 2004 and 2003, Intermec granted 9,332, 132,975 and 294,752 shares of restricted stock, respectively, under the provisions of the 1999 and 2001 Stock Incentive Plans. For the years ended December 31, 2005, 2004 and 2003, the restricted stock was issued at weighted average market values at the date of grant of $21.95, $18.04 and $8.24 per share, respectively. The restricted shares vest in three equal installments at each of the first three anniversaries from the date of grant. The unearned portion of these grants is being amortized as compensation expense on a straight-line basis over the vesting period. For the years ended December 31, 2005, 2004 and 2003, deferred compensation was $0.3 million, $1.8 million and $1.8 million, respectively. For the years ended December 31, 2005, 2004 and 2003, restricted stock-related compensation expense was $1.1 million, $1.7 million and $1.1 million, respectively.

In 2005, Intermec granted 127,500 performance units under the provision of the 2004 Omnibus Incentive Compensation Plan, of which 28,333 performance units were cancelled during the year. In 2004, Intermec granted 79,700 restricted stock units and 75,833 performance units under the provision of the 2004 Omnibus Incentive Compensation Plan, of which 4,700 restricted stock units were released and 25,000 performance units cancelled during 2005. The restricted stock units are payable in common stock upon vesting and the performance units are payable in cash or stock upon vesting. In 2005, the performance units were issued at weighted average market prices of $19.98. In 2004, the restricted stock units and performance units were issued at weighted average market prices of $16.33 and $17.04, respectively. Of the restricted stock units, 47,500 units vest after 3 years and 27,500 units vest after three years contingent upon the achievement of specific performance goals. The performance units are payable in common stock and vest after three years contingent upon the achievement of specificperformance goals. For the years ended December 31, 2005 and 2004, compensation expense related to restricted stock units was $0.4 million and $0.3 million, respectively, and compensation expense related to performance units was $1.3 million and $0.4 million, respectively.

Employee Stock Purchase Plan

In January 1998, UNOVA adopted an Employee Stock Purchase Plan under which Intermec is authorized to sell up to five million shares of common stock to its eligible full-time employees. The purchase price of the stock is 85% of the lower of the market price on the first day or last day of the applicable offering period, which is normally six months in duration. In 2005, 2004 and 2003, employees purchased 156,176, 210,454 and 438,572 shares, respectively. The weighted-average fair value of purchase rights granted in 2005, 2004 and 2003 was $7.35 per share, $6.13 per share and $2.21 per share, respectively. The fair values of the stock purchase rights were determined using the following weighted-average assumptions in 2005, 2004, and 2003, respectively: risk-free interest rate of 3.60%, 2.01%, and 0.94%; expected life equal to the applicable offering periods for each year; and expected volatility of 53.29%, 56.13%, and 56.38%. The actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model. As of December 31, 2005, there were 910,509 shares remaining available for sale to employees under the ESPP.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

Accumulated Other Comprehensive Income (Loss)

At December 31, 2005, 2004 and 2003, accumulated other comprehensive income (loss) comprised the following, (thousands of dollars):

	December 31,
	2005	2004	2003
Currency translation adjustment	$(3,418)	$23,046	$7,527
Minimum pension liability adjustment	(12,727)	(9,144)	(10,483)
Accumulated other comprehensive income (loss)	$(16,145)	$13,902	$(2,956)

Currency translation adjustment as of December 31, 2004, includes $19.7 million relating to discontinued operations. The minimum pension liability adjustment as of December 31, 2004, and 2003, relates to discontinued operations. At December 31, 2005, $4.9 million of the minimum pension liability adjustment relates to continuing operations and $7.8 million relates to discontinued operations. (See Note J).

Note G: Discontinued Operations

During the fourth quarter of 2004, Intermec committed to a plan to dispose of its IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS business was no longer aligned with Intermec’s long-term strategy. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS business is classified as  discontinued operations in Intermec’s consolidated financial statements for all periods presented.

In conjunction with the disposal plan, Intermec analyzed the net assets of the IAS business for impairment, resulting in a charge of $104.1 million in 2004 to write down the net assets of Cincinnati Lamb to its estimated net realizable value. The charge included impairments of $63.3 million for goodwill, $30.2 million for property, plant and equipment and other long-lived assets and $10.6 million for current assets. In computing the impairment loss, Intermec considered the $9.1 million credit balance for the cumulative translation adjustment and the $9.1 million unrealized minimum pension liability adjustment, net of tax, related to Cincinnati Lamb, which was included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”).

On April 3, 2005, Intermec completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. Intermec was also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005 Intermec reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005 Intermec loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus 3.0% percent (7.4% as of December 31, 2005), with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G: Discontinued Operations (Continued)

December 31, 2005, the estimated fair value of the note is $10.6 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Intermec’s consolidated balance sheet as of December 31, 2005, classifies the $10.6 million long-term note receivable as other assets.

Intermec recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005 Intermec recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the following (thousands of dollars):

April 3, 2005
Current Assets:
Accounts receivable, net	$125,217
Inventories, net	33,684
Other current assets	5,279
Impairment of current assets	(10,563)
Total current assets	153,617
Current Liabilities:
Accounts payable and accrued expenses	71,280
Accrued payroll	6,470
Total current liabilities	77,750
Long-term Liabilities	39,127
Net Assets Sold	$36,740

Long-term liabilities in the above table represent pension and post-retirement obligations assumed by the buyer (see Note J to the Consolidated Financial Statements).

The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). Intermec also incurred $5.3 million of transaction-related expense primarily for severance and professional services.

On December 9, 2005, Intermec completed the sale of the Landis Grinding Systems division (“Landis”). The consideration received for the Landis purchased assets consists of $69 million in cash, a $10 million two-year note at an interest rate of 5% per annum guaranteed by the buyer’s parent, classified as other assets on the balance sheet, and the buyer’s assumption of certain liabilities, including certain pension and other post-retirement obligations. As of December 31, 2005, the estimated fair value of the note is $9.4 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25%. Intermec additionally has recorded $10.6 million due from the buyer, classified as other current assets on the balance sheet, resulting from the estimated purchase price adjustment based on the amount of net working assets at closing. The calculation of the estimated purchase price adjustment is subject to possible adjustment based on final determination of net working assets at closing.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G: Discontinued Operations (Continued)

The net assets sold of the Landis business were recorded at $34.8 million as of the date of the sale and comprised the following (thousands of dollars):

December 9, 2005
Current Assets:
Accounts receivable, net	$30,531
Inventories, net	32,755
Other current assets	324
Total current assets	63,610
Long-term Assets.	7,460
Current Liabilities:
Accounts payable and accrued expenses	18,831
Accrued payroll	3,575
Total current liabilities	22,406
Long-term Liabilities	13,827
Net Assets Sold	$34,837

Long-term liabilities sold include domestic postretirement medical obligations and foreign pension obligations that were assumed by the buyer.

The gain on the sale of Landis was $42.9 million. The gain includes a $2.7 million gain related to cumulative translation adjustment, a $7.8 million charge for the write-off of goodwill, a $3.8 million accrual relating to the fair value of below-market leases provided to buyer under the terms of the sale agreement, and $14.3 million in settlement and curtailment gains that includes $13.8 million of long-term liabilities sold. Intermec also incurred $2.8 million of transaction-related expense primarily for professional services.

The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2005, 2004 and 2003 (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Product and service revenues	$223,460	$471,135	$448,730
Operating Loss	(14,114)	(109,410)	(42,089)
Loss on sale of Cincinnati Lamb	(35,926)	—	—
Gain on sale of Landis	42,945	—	—
Loss from discontinued operations before tax	(7,095)	(109,410)	(42,089)
Benefit for income taxes	28,242	8,100	7,650
Earnings (loss) from discontinued operations net of tax	$21,147	$(101,310)	$(34,439)

The loss from discontinued operations before tax in 2005 includes non-cash impairment charges of $2.0 million and $9.9 million in charges relating to settlement of lawsuits (See Note K). Loss from discontinued

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G: Discontinued Operations (Continued)

operations, before tax, in 2004 and 2003 include impairment charges of $104.1 million and $4.1 million, respectively. In addition, as a result of merging the Cincinnati Machine, Lamb Machining Systems and Lamb Body and Assembly Systems (“Lamb B&A”) divisions, which was initiated in the fourth quarter of 2002, restructuring charges of $0.5 million and $3.5 million were incurred in 2004 and 2003, respectively. The loss from discontinued operations before tax also includes a $3.1 million loss on the sale of Lamb B&A in 2003 and Lamb B&A operating losses of $2.0 million and $9.2 million, in 2004 and 2003, respectively.

The tax benefit for discontinued operations for the year ended December 31, 2005 reflects a significant difference from the U.S. statutory tax rate of 35% as a result of Intermec’s divestiture of its IAS business through the disposition of the Cincinnati Lamb business and the Landis grinding business in the first and fourth quarters of 2005, respectively. The increase is primarily due to approximately $24.0 million of tax benefits from the disposition of the Cincinnati Lamb business. These benefits, including a tax effected capital loss in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a deferred intercompany sale and an election to treat a foreign subsidiary as a branch.

Intermec ceased permanently reinvesting in Canada, Germany, Korea and the U.K. as a result of the divestitures. Income tax liability on repatriated earnings was substantially offset by estimated foreign tax credits available.

The tax benefit for discontinued operations for the year ended December 31, 2004, reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets, resulting from Intermec’s plan to divest IAS. Intermec expects that certain of its state and foreign deferred tax assets of discontinued operations will not be realizable and in 2004 recorded valuation allowances of $5.4 million and $31.3 million, respectively. The tax benefit for 2003 reflects an effective rate of 18.2%, primarily due to valuation allowances recorded for foreign deferred tax assets.

Rental expense for operating leases of discontinued operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $1.3 million, $3.9 million and $6.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Note H: Income Taxes

Earnings from continuing operations before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
United States	$41,950	$33,784	$21,567
International	12,575	16,893	9,255
Earnings from continuing operations before income taxes	$54,525	$50,677	$30,822

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H: Income Taxes (Continued)

Income taxes for continuing operations consist of the following (benefit) provision (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Current:
United States taxes	$19	$(354)	$1,582
International taxes	167	12,949	898
Total Current	186	12,595	2,480
Deferred:
United States taxes	11,604	(9,722)	10,829
International taxes	2,090	(4,377)	2,341
Total Deferred	13,694	(14,099)	13,170
Provision for Income Taxes	$13,880	$(1,504)	$15,650

The following is a reconciliation of income taxes at the U.S. statutory rate to the (benefit) provision for income taxes:

	Year Ended December 31,
	2005	2004	2003
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	(0.9)%	(4.8)%	3.6%
Deductible goodwill & intangibles	2.8%	(26.7)%	0.0%
Tax credits	(8.9)%	(5.7)%	13.2%
Extraterritorial income exclusion	(1.6)%	(1.6)%	(2.2)%
Foreign net earnings taxed at other than U.S. statutory rate(a)	(7.0)%	7.3%	0.0%
Deferred tax assets	5.8%	(7.3)%	0.0%
Nondeductible expenses	1.2%	1.3%	1.2%
Other items	(0.9)%	(0.5)%	0.0%
	25.5%	(3.0)%	50.8%

(a)           Includes the effect of resolution of tax audits.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of Intermec’s deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31
	2005	2004
Current Deferred tax assets:
Accrued expenses	$20,918	$37,949
Receivables and inventories	7,508	19,077
Net operating loss carryforwards	73,850	26,460
Other items	330	715
Total current deferred tax assets	102,606	84,201
Valuation allowance	(1,950)	(2,432)
Net current deferred tax assets	100,656	81,769
Long-term deferred tax assets:
Retiree medical benefits	8,653	18,381
Intangibles	12,537	11,998
Tax credit carryforwards	91,132	45,712
Deferred income	2,723	2,860
Fixed assets	1,048	10,052
Net operating loss carryforwards.	72,351	124,970
Cumulative translation adjustments	1,580	—
Other items	1,025	—
Total deferred tax assets	291,705	295,742
Valuation allowance	(9,990)	(74,964)
Net deferred tax assets	281,715	220,778
Deferred tax liabilities:
Pensions	—	(3,696)
Foreign earnings	(43,103)	—
Other	(378)	(335)
Net deferred tax asset	$238,234	$216,747

Intermec has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which Intermec operates and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If Intermec were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if Intermec were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Intermec’s deferred tax assets include future tax benefits of discontinued operations that remain with Intermec. Intermec removed a deferred tax asset of approximately $65 million related to foreign net operating losses and the associated valuation allowance of $65 million as a result of the sale.

Intermec has available at December 31, 2005 net operating tax loss carryforwards in the United States of approximately $362.5 million, which result in a deferred tax benefit of $126.9 million. These losses are expected to expire from 2019 through 2025. In 2003, Intermec determined that certain foreign tax

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H: Income Taxes (Continued)

credit carryforwards would not be realized prior to their scheduled expiration dates ranging from 2004 through 2007. Therefore, these tax credits were converted to $5.2 million of net operating tax loss carryforwards.

Intermec also has available at December 31, 2005 capital tax loss carryforwards in the United States of approximately $4.5 million which are expected to expire in 2010. The deferred tax benefit associated with these losses is $1.6 million.

Intermec has general business credit carryforwards and foreign tax credit carryforwards of $40.5 million and $50.6 million at December 31, 2005, respectively. The general business credit carryforwards have expiration dates ranging from 2010 through 2025. With respect to foreign tax credit carryforwards, they are expected to expire between 2013 and 2016.

Intermec has provided a valuation allowance in the amount of $5.5 million for state deferred tax assets from discontinued operations of which $5.0 million relates to net operating tax loss carryforwards. Intermec determined that other state deferred tax assets of $4.0 million, which includes net operating loss carryforwards of $1.8 million, is more likely than not to be realized.

At December 31, 2005, Intermec has foreign net operating tax loss carryforwards of $12.6 million which result in a deferred tax benefit of $4.9 million. Valuation allowance provided for deferred income tax benefits related to the foreign tax loss carryforwards was $0.3 million as of December 31, 2005. Intermec also has foreign capital loss carryforwards of $20.4 million as of December 31, 2005 and a full valuation allowance for the related deferred tax asset of $6.1 million has been recorded.

Intermec conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, Intermec files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. Intermec records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. These liabilities for tax contingencies totaled $18.8 million and $32.6 million as of December 31, 2005 and 2004, respectively. The reduction in the tax contingency accrual relates to Credit for Increasing Research Activities, resulting from the resolution of a U.S. tax audit of a former parent for the same issue, and the resolution of a German tax audit. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, Intermec’s future results may include favorable or unfavorable adjustments to Intermec’s estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, Intermec’s effective tax rate may fluctuate significantly on a quarterly basis.

In 2005, Intermec completed the divestiture of the IAS business through the disposition of its Cincinnati Lamb business and the Landis Grinding Systems business in the first and fourth quarter, respectively. Intermec ceased reinvesting permanently in Canada, Germany and Korea as of the end of the first quarter. Income tax liability associated with repatriated dividends was substantially offset by foreign tax credits.

In early December 2005, Intermec sold the Landis Grinding Systems business in the U.S. and in the U.K. As of December 31, 2005, Intermec accrued a tax provision for $43.1 million of estimated deferred taxes in connection with its decision of not permanently reinvesting in the U.K. The deferred tax liability was largely offset by $45.1 million of estimated foreign tax credits available.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H: Income Taxes (Continued)

In mid 2005, Intermec ceased reinvesting permanently in Finland with respect to its Intermec business. Income tax liability associated with repatriated dividends was substantially offset by foreign tax credits.

The new repatriation provision in the American Jobs Creation Act of 2004 (“the Job Act”) which was signed into law on October 22, 2004 had no effect on Intermec’s accounting for income taxes.

Intermec has not provided deferred U.S. income taxes on undistributed earnings of foreign subsidiaries that Intermec intends to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2005, was $36.7 million. Should Intermec distribute earnings of foreign subsidiaries in the form of dividends or otherwise, Intermec may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Note I: Intellectual Property Settlements

During the year ended December 31, 2004, Intermec received compensation in relation to one settlement regarding certain of its intellectual property (“IP settlements”). Intermec received compensation in relation to three similar IP settlements during the year ended December 31, 2003, and four IP settlements during the year ended December 31, 2002. The terms of these settlements are confidential.

In aggregate, revenues and related gross profit from intellectual property settlements, net of legal fees, were $19.6 million and $15.6 million in 2004 and $18.7 million and $12.5 million in 2003, respectively.

In March 2006, Intermec received compensation in relation to an additional similar IP settlement. For the first quarter of 2006, the settlement will have a significant positive impact on revenue and Intermec currently estimates that the settlement, net of attorney’s fees and costs, will have a favorable impact on its revenues and on operating profit from continuing operations in the range of $14 - 18 million.

Note J: Pension and Other Postretirement Benefit Plans

Intermec has retirement and pension plans that cover most of its employees. Most of Intermec’s U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, Intermec matches up to 50% of a certain portion of participants’ contributions.

In 2005, Intermec recorded an adjustment to recognize the minimum pension liability related to its U.S. plans in accordance with SFAS No. 87. The amount recorded in 2005 included an accrued benefit liability of $11.1 million, intangible assets of $3.9 million, long-term deferred tax assets of $2.5 million, and other comprehensive loss of $4.7 million, related to minimum pension liability of its U.S plans related to 2004 and prior periods. This adjustment had no effect on Intermec’s results of operations, cash flows or the benefit obligation or funded status of Intermec’s pension plan.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

Intermec uses a measurement date of September 30 for the majority of its pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of Intermec’s pension plans and the amounts recognized in Intermec’s balance sheets (thousands of dollars):

	2005		2004
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$160,081	$192,459	$141,163	$169,680
Service cost	8,254	3,459	9,670	5,148
Interest cost	10,107	5,947	8,953	9,429
Special termination benefits	2,027	—	2,430	—
Plan participants’ contributions	2,284	819	2,331	1,106
Actuarial loss (gain)	26,736	11,791	(585)	983
Benefits paid	(4,454)	(4,456)	(3,881)	(8,427)
Curtailment	(6,425)	(5,396)	—	—
Settlements	2,195	(150,014)	—	—
Foreign currency translation adjustment	—	(11,091)	—	14,540
Benefit obligation at end of year	200,805	43,518	160,081	192,459
Change in plan assets:
Fair value of plan assets at beginning of year	100,191	143,879	92,568	120,787
Actual return on plan assets	13,024	15,831	7,146	14,183
Plan participants’ contributions	2,284	819	2,331	1,106
Employer contributions	2,191	4,032	2,027	5,577
Benefits paid	(4,454)	(4,456)	(3,881)	(8,427)
Settlement	2,195	(120,066)	—	—
Foreign currency translation adjustment	—	(7,573)	—	10,653
Fair value of plan assets at end of year	115,431	32,466	100,191	143,879
Funded status	(85,374)	(11,052)	(59,890)	(48,580)
Unrecognized net actuarial loss	66,856	12,356	54,694	48,867
Unrecognized prior service cost	3,340	—	4,149	—
Unrecognized transition asset	—	(1,193)	—	(848)
Fourth quarter contribution	—	11,052	—	—
Adjustment to recognize minimum pension liability	(10,757)	(11,163)	—	(13,961)
Net pension asset (accrued liability)	$(25,935)	$—	$(1,047)	$(14,522)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

Amounts recognized on Intermec’s consolidated balance sheets are classified as follows (thousands of dollars):

	2005		2004
	U.S.	Non U.S.	U.S.	Non U.S.
Prepaid benefit cost	$35,068	$11,163	$44,011	$—
Accrued benefit liability	(50,246)	—	(45,058)	(1,048)
Additional minimum liability	(10,757)	(11,163)	—	—
Long-term liabilities of discontinued operations	—	—	—	(13,474)
Intangible asset	3,198	—	—	—
Accumulated other comprehensive loss	7,559	11,163	—	11,817
	$(15,178)	$11,163	$(1,047)	$(2,705)

To recognize changes in its additional minimum pension liability, Intermec recorded adjustments, net of tax, to other comprehensive income (loss) of ($3.6) million, $1.3 million and ($2.9) million for the years ended December 31, 2005, 2004 and 2003.

The accumulated benefit cost for the U.S. plans was $164.4 million and $119.4 million as of December 31, 2005, and 2004, respectively. The accumulated benefit cost for the U.K. plans was $43.5 million and $158.4 million as of December 31, 2005, and 2004, respectively. Intermec’s U.S. plans in the preceding table include prepaid pension cost of funded plans, presented net of pension liabilities for unfunded plans. For these unfunded plans, in aggregate, as of December 31, 2005, and 2004, the accrued pension cost was $50.2 million and $45.1 million, the benefit obligation was $63.9 million and $55.5 million, and the accumulated benefit obligation was $54.5 million and $48.9 million, respectively.

Intermec does not expect to contribute to its U.S. funded plans in 2006. For the U.K. plans, expected employer contributions for 2006 are $1.8 million.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2005 and 2004 fiscal years are as follows:

	U.S		Non. U.S.
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	5.0%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	3.75%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and at December 31, 2005 and 2004, include 31,475 shares of Intermec’s common stock. The asset allocation for Intermec’s U.S pension plans as of December 31, 2005 and 2004, and the target allocation, by asset category, are as follows:

	Target	Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Allocation	2005	2004
Equity securities	65%	57%	55%
Debt securities	29%	27%	31%
Other	5%	12%	12%
Cash and cash equivalents	1%	4%	2%
Total	100%	100%	100%

The majority of Intermec’s US pension obligations are 20 to 30 years in the future. Consistent with this obligation, Intermec’s investment strategy for the plan assets is to invest for strong long-term returns. As a result of a reversion of surplus pension assets in 2001, the allocation of assets among asset categories is different from Intermec’s target allocation. Intermec’s objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, represent primarily private equity-type investments and private placements.

Non-U.S. plan assets consist primarily of equity securities, U.K. government securities, and corporate bonds. Intermec’s investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for Intermec’s U.K. pension plans as of December 31, 2005 and 2004, and the target allocation, by asset category, are as follows:

	Target	Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Allocation	2005	2004
Equity securities	75%	76%	66%
Debt securities	25%	12%	34%
Cash and cash equivalents and other	0%	12%	0%
Total	100%	100%	100%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

In 2005, 2004 and 2003, Intermec offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $2.0 million, $2.4 million and $0.1 million, respectively. A summary of the components of net periodic pension expense (income) for Intermec’s defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2005		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense:
Service cost	$8,254	$3,459	$9,670	$5,148	$8,571	$5,205
Interest cost	10,107	5,947	8,953	9,429	7,439	7,960
Expected return on plan assets	(10,086)	(5,682)	(9,792)	(9,694)	(9,893)	(9,655)
Amortization of prior service cost	714	—	717	—	719	—
Recognized net actuarial loss	3,282	1,239	3,146	1,917	610	224
Amortization of transition asset	—	(336)	(42)	(339)	(257)	(303)
Special termination benefits	2,027	—	2,430	—	71	—
Curtailment and settlement charges	(171)	(2,691)	—	—	—	—
	14,127	1,936	15,082	6,461	7,260	3,431
Defined contribution plans	2,232	932	2,794	1,386	2,877	1,199
Net periodic pension expense	$16,359	$2,868	$17,876	$7,847	$10,137	$4,630

For the year ended December 31, 2005, net periodic pension income of $11.9 million, relating to Intermec’s non-U.S. plans is classified in loss from discontinued operations on Intermec’s consolidated statements of operations. For 2004 and 2003, net periodic pension expense of $6.2 million, and $3.3 million, respectively, are classified in loss from discontinued operations. The portion of U.S. plan net periodic pension expense classified in loss from discontinued operations is $4.0 million, $5.1 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.00%	6.75%	5.50%	5.50%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%	8.00%	7.50%	7.75%
Rate of compensation increase	4.00%	4.00%	4.25%	3.75%	3.50%	3.25%

Management’s analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.75% for the September 30, 2005, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Management’s analysis of the asset rate of return assumptions for the U.K. plans supports a long term rate of return of approximately 7.6% based on the long-term perspective of the investments and the historical

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

results of investments funds. Management has set Intermec’s weighted average rate of return assumption at 7.6% for the September 30, 2004 measurement date.

The table below sets forth the expected future pension benefit payments for the next five years and the following five year period (millions of dollars):

Years	U.S.	Non-U.S.
2006	$5.2	$2.1
2007	5.6	2.1
2008	6.4	2.1
2009	7.0	2.1
2010	7.7	2.1
2010 through 2014	55.5	10.7

Other Postretirement Benefits

In addition to pension benefits, certain of Intermec’s U.S. employees are covered by postretirement health care and life insurance benefit plans provided by Intermec. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of Intermec’s other postretirement benefits and amounts recognized in Intermec’s balance sheets (thousands of dollars):

	December 31,
	2005	2004
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$41,969	$50,606
Service cost	134	156
Interest cost	1,563	2,758
Actuarial loss (gain)	834	(7,171)
Benefits paid	(1,795)	(4,380)
Curtailment	(270)	—
Settlement	(37,585)	—
Benefit obligation at end of year	4,850	41,969
Funded status	(4,850)	(41,969)
Unrecognized net actuarial loss	1,729	13,430
Unrecognized prior service cost	—	(12,872)
Accrued postretirement benefit obligation	$(3,121)	$(41,411)

Certain postretirement medical plans were modified during 2003 to eliminate coverage for future retirees and to require retirees to contribute a portion of the plan cost, effective January 1, 2007. These plan changes reduced the benefit obligation by $15.7 million as of December 31, 2003. This reduction was first used to reduce the remaining unrecognized transition obligation of $1.6 million to zero as of December 31, 2003. The remainder of the reduction is deferred as an unrecognized prior service cost and will be amortized over the expected future service period.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

A summary of Intermec’s net periodic postretirement (benefit) cost is as follows (thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Components of net periodic postretirement (benefit) cost:
Service cost	$134	$156	$474
Interest cost	1,563	2,758	3,976
Recognized actuarial loss and transition obligation	374	915	685
Amortization of prior service cost	(598)	(1,196)	—
Curtailment	(12,274)	—	—
Settlement	(25,694)	—	—
Net periodic postretirement (benefit) cost	$(36,495)	$2,633	$5,135

For years ended December 31, 2005, 2004 and 2003, ($36.8) million, $2.4 million, and $4.8 million, respectively, of the net periodic postretirement (benefit) cost is classified as (gain) loss from discontinued operations within Intermec’s consolidated statements of operations.

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 5.50%, 6.00% and 6.00% at December 31, 2005, 2004 and 2003, respectively. The assumed health care cost trend rate for fiscal year 2005 was 10.00% and is projected to decrease over 12 years to 6.00%, where it is expected to remain thereafter. The effect of one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $0.3 million, while a one-percentage point decrease results in a decrease of $0.3 million.

In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement health care plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Act is expected to reduce postretirement benefit payments by less that $0.1 million for each of the next five years, 2006 through 2010, and $0.3 million in aggregate for the subsequent five year period, 2011 through 2015.

Estimated future gross benefit payments, excluding the effect of subsidy receipts from the Act, are $0.5 million for each of the next five years, 2006 through 2010, and $2.2 million in aggregate for the subsequent five year period, 2011 through 2015.

Sale of Businesses

Intermec’s pre-tax loss on the sale of Cincinnati Lamb in the first quarter of 2005 (see Note G) takes into consideration the curtailment and settlement gains totaling $40.5 million, comprising $33.4 million relating to the postretirement benefit plans and $7.1 million relating to the non-U.S. defined benefit plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J: Pension and Other Postretirement Benefit Plans (Continued)

the buyer. In addition, the pre-tax loss on the sale of Cincinnati Lamb includes a loss of $12.9 million, representing the cumulative adjustment to recognize the minimum pension liability of the Company’s non-U.S. defined benefit plans, which prior to the sale, had been deferred in the other comprehensive loss component of shareholders’ investment on Intermec’s consolidated balance sheets.

Intermec’s pre-tax gain on the sale of Landis in the fourth quarter of 2005 (see Note G) takes into consideration the curtailment and settlement gains totaling $14.3 million, comprising $4.6 million relating to the postretirement benefit plans, and $9.7 million relating to the non-U.S. defined benefit plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer.

Note K: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in Intermec’s warranty liability from continuing operations during the years ended December 31, 2005 and 2004, (thousands of dollars):

	Year Ended December 31,
	2005	2004
Beginning balance	$4,878	$6,179
Payments	(7,397)	(5,892)
Increase in liability (new warranties issued)	8,061	4,823
Adjustments (pre-existing warranties)	—	(236)
Currency translation adjustment	—	4
Ending Balance	$5,542	$4,878

Tower Automotive Products Co. v. Lamb Technicon Body and Assembly was a lawsuit filed on March 11, 2002, in the Kent County Circuit Court in Michigan, generally alleging a breach of contract involving a frame assembly production line. No specific claim for damages was made in the Complaint by Tower Automotive Products Co. (“Tower”). On September 15, 2005, the parties agreed to settle this lawsuit. Tower agreed to dismiss the complaint with prejudice and to release Intermec from any and all claims it may have had against Intermec. Intermec agreed to dismiss its counterclaim with prejudice and to release Tower from any and all claims it may have had against Tower. In accordance with the terms of the settlement, Intermec paid $13.5 million to Tower on October 12, 2005. The settlement resulted in a charge of $9.5 million, classified as loss from discontinued operations on Intermec’s consolidated statements of operations for year ended December 31, 2005.

The settlement agreement was subject to approval of the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”) in the case captioned in re: Tower Automotive, Inc., et al. The Bankruptcy Court approved the settlement agreement on September 27, 2005.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K: Litigation, Commitments and Contingencies (Continued)

On March 10, 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with Intermec to supply laser scan engines and stopped shipping laser scan engines to Intermec. On March 10, 2005, Symbol filed a lawsuit in the United States District Court for the District of Delaware seeking a declaratory judgment that its termination of the OEM agreement is lawful (the “Contract Case”). Intermec believes that the termination of the OEM agreement by Symbol will not have a material adverse effect on operations.

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patents (the “Wireless Case”). On March 23, 2005, Intermec filed its answer to Symbol’s complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. Intermec simultaneously filed its answer to Symbol’s declaratory judgment action in the contract case and filed counterclaims against Symbol for breach of the OEM agreement.

On April 28, 2005, Symbol announced that it had filed a lawsuit against Intermec in the United States District Court for the Western District of Wisconsin for infringing Symbol’s barcode decoding patents (the “Decoding Case”). On July 14, 2005, in response to a motion by Intermec, the Decoding Case was transferred to the United States District Court for the District of Delaware. That case has now been consolidated for purposes of discovery with the Wireless Case. Intermec has denied liability in the Decoding Case and pursuant to the standstill agreement discussed below retains the right to file counterclaims against Symbol in the Decoding Case.

On June 30, 2005, Intermec filed a complaint with the U.S. International Trade Commission (the “ITC”) alleging that Symbol is illegally importing products that infringe Intermec patents that cover pocket-sized handheld computing devices, modular handheld computing devices and recharging and data exchanging cradles (the “ITC Case”). On July 29, 2005, the ITC voted to investigate Intermec’s allegations against Symbol. Pursuant to the standstill agreement, discussed below, Intermec asked the ITC to dismiss and close the investigation. On September 26, 2005, in response to Intermec’s request, the Administrative Law Judge terminated the investigation. On October 12, 2005, the ITC entered a Notice Not to Review the Order terminating the investigation.

The complaints in Wireless Case and Decoding Case do not contain sufficient details for the Company to assess what Symbol will claim regarding the relationship between its cited patents and Intermec’s products. However, based on Intermec’s analysis of the cited Symbol patents, Intermec believes it has substantial defenses to each of those patent infringement claims and Intermec intends to vigorously defend itself against the claims made in Symbol’s lawsuits.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, and to postpone filing any new patent infringement law suits against each other until March 1, 2006. The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allows Intermec to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by Intermec in the ITC case. According to the standstill agreement, these permitted counterclaims and new

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K: Litigation, Commitments and Contingencies (Continued)

action had to have been filed no sooner than December 1, 2005, and no later than December 9, 2005. The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years. The United States District Court for the District of Delaware has granted the scheduling changes required to effectuate the standstill agreement of the parties.

In December of 2005, the parties agreed to provide additional time for settlement discussions by extending the schedule set forth in the standstill agreement by a minimum of 120 days. The parties sought the approval of the United States District Court for the District of Delaware for the scheduling changes required to postpone litigation activity in the cases pending in that court for an additional 120 days. The court has granted those scheduling changes with respect to the Wireless and Decoding Cases. With respect to the Contract Case, the parties agreed that Symbol would dismiss without prejudice its declaratory judgment complaint and that Intermec would dismiss without prejudice the breach of contract and patent infringement counterclaims. If the parties are unable to reach a settlement, each party will have the right to refile those claims and counterclaims in the same court.

Intermec is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of Intermec’s General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on Intermec’s consolidated financial statements.

Note L: Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder of Intermec, owning approximately 20% of Intermec’s outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to hire Intermec’s Intermec subsidiary to develop the software for the next generation of Life and Health Insurance’s handheld computers. In 2005, Intermec recognized $2.7 million in revenues from Unitrin. Also during the year ended December 31, 2005, the Company recorded $0.3 million of deferred service revenue from Unitrin. Intermec believes that the prices of goods and services sold to Unitrin are comparable to those received from unaffiliated third parties. As of December 31, 2005, accounts receivable from Unitrin are not material.

At December 31, 2004, other assets included a receivable due from a certain non-executive Intermec officer of $0.2 million. This receivable was fully paid during the first quarter of 2005.

Note M:  Segment Reporting

During the fourth quarter of 2005, in conjunction with the completion of the IAS divestiture, Intermec reorganized its reportable segments Intermec Technologies. The reportable segments comprise Intermec Products, Intermec Services and Corporate and Other. Intrasegment transactions have been eliminated and there are no material intersegment transactions. It is not practicable to segregate operating profit, capital expenditures, depreciation and amortization expense or total assets into the Intermec Product and Intermec Service segments, so this is reported below in aggregate for Intermec Technologies. Assets classified as corporate and other amounts consist of cash and cash equivalents, prepaid pension costs, deferred tax assets and other corporate assets. The following table sets forth Intermec’s operations

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M:  Segment Reporting (Continued)

(see Note A for discussion surrounding the nature of the Intermec business) and total assets by reportable segment (millions of dollars):

	Year Ending December 31,
	2005	2004		2003
Intermec Technologies Revenues:
Product	$721.0	$674.5		$580.1
Service	154.5	136.8		126.5
Total	875.5	811.3		706.6
Intermec Technologies Gross Profit:
Product	300.3	289.9		240.4
Service	62.6	56.0		49.6
Total	362.9	345.9		290.0
Operating Profit:
Intermec Technologies	80.5	89.7		65.8
Corporate and other amounts	(22.6)	(25.0)		(23.1)
Total	57.9	64.7		42.7

Capital Expenditures
Intermec Technologies	10.7	10.2		11.4
Corporate and other amounts	—	0.1		0.5
Total	10.7	10.3		11.9
Depreciation and amortization expense:
Intermec Technologies	9.8	10.7		13.8
Corporate and other amounts	0.1	0.1		0.3
Total	9.9	10.8		14.1
Total assets at year end:
Intermec Technologies	364.1	340.3		299.5
Corporate and other amounts	538.6	500.0		475.2
Total	902.7	840.3	(A)	774.7	(B)

(A)       Excludes $232.4 million of assets of discontinued operations

(B)        Excludes $316.1 million of assets of discontinued operations

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M:  Segment Reporting (Continued)

The following table sets forth Intermec’s revenues by product lines (millions of dollars):

	Year Ending December 31,
	2005	2004	2003
Revenues:
Systems and Solutions	$497.8	$456.9	$374.3
Printer and Media	223.2	198.0	187.1
Service	154.5	136.8	126.5
Intellectual Property Settlements	—	19.6	18.7
Total	$875.5	$811.3	$706.6

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenues. The following table sets forth Intermec’s revenues by geographic region (millions of dollars):

	Year Ending December 31,
	2005	2004	2003
United States	$478.6	$444.1	$395.7
Europe	244.1	237.2	210.7
Other Regions	152.8	130.0	100.2
Total	$875.5	$811.3	$706.6

The following table sets forth Intermec’s long-lived assets by geographic region (millions of dollars):

	December 31,
	2005	2004
United States	$101.3	$81.5
Europe	4.6	6.1
Other Regions	0.7	0.8
Total	$106.6	$88.4

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Beginning in 2005, Intermec’s interim financial periods are based on a thirteen-week internal accounting calendar. Intermec does not believe this change has any material impact on comparability of the financial statements.

	2005
	Q1	Q2	Q3	Q4
Revenues(A)	$196.5	$217.5	$219.8	$241.7
Gross Profit	82.9	94.4	87.7	97.9
Earnings from Continuing Operations	5.5	11.8	11.3	12.1
Net Earnings(B)	3.5	12.1	4.6	41.6
Basic Earnings (Loss) per Share	0.60	0.20	0.07	0.67
Diluted Earnings (Loss) per Share	0.60	0.19	0.07	0.65
Common Stock Sales Price per Share:
High	25.55	27.44	35.15	37.04
Low	19.84	16.69	26.10	25.12

	2004
	Q1	Q2	Q3	Q4
Revenues(A)	$193.0	$186.6	$194.8	$236.9
Gross Profit	89.1	77.6	78.7	98.0
Earnings from Continuing Operations	15.7	3.2	6.8	26.5
Net Earnings (Loss)(B)	10.5	5.7	5.9	(71.2)
Basic Earnings (Loss) per Share	0.17	0.09	0.10	(1.17)
Diluted Earnings (Loss) per Share	0.17	0.09	0.10	(1.14)
Common Stock Sales Price:
High	26.63	22.43	20.24	25.59
Low	19.50	15.25	13.59	13.90

(A)       Excludes revenues from discontinued operations as follows (millions of dollars):

	2005	2004
First Quarter	$114.5	$104.7
Second Quarter	46.4	118.5
Third Quarter	37.9	121.9
Fourth Quarter	24.6	126.0

(B)        Includes earnings (loss) from discontinued operations as follows (millions of dollars):

	2005	2004
First Quarter	$(1.9)	$(5.2)
Second Quarter	0.2	2.5
Third Quarter	(6.7)	(0.9)
Fourth Quarter	29.5	(97.7)

Q-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2005	$9,771	$1,281		$(2,895)	$8,157
Year ended December 31, 2004	11,927	744		(2,900)	9,771
Year ended December 31, 2003	9,062	4,549		(1,684)	11,927

(A)       Primarily uncollectible accounts written off.

S-1

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of UNOVA, Inc. (now Intermec, Inc. and referred to hereinafter as the “Company”).*
3.2	Certificate of Ownership and Merger effective on January 1, 2006, amending the Certificate of Incorporation to change the Company’s name from UNOVA, Inc. to Intermec, Inc.*
3.3	By-Laws of the Company, as amended on February 5, 1999, filed as Exhibit 3.2 to the Company’s 1998 annual report on Form 10-K, and incorporated herein by reference.
4.1

Credit Agreement among the Company, UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. as Borrowers, the financial institutions listed on the signature pages of the Credit Agreement, as the Lenders, Keybank National Association as Administrative agent, Lead Arranger and Book Manager, and Keybank National Association, as LC Issuer, dated as of September 30, 2004, filed as Exhibit 4.1 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.

4.2

Security Agreement among the Company, UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec Technologies Manufacturing, LLC, Intermec IP Corp. and UNOVA IP Corp. and Keybank National Association as Administrative Agent, dated as of September 30, 2004, filed as Exhibit 4.1 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.

4.3

Credit Agreement among Barclays Bank PLC and UNOVA U.K. Limited, Cincinnati Machine U.K. Limited (now UNOVA Operations U.K. Limited) and Intermec Technologies U.K. Limited, as Borrowers, filed as Exhibit 4.2 to the Company’s March 31, 2004 quarterly report on Form 10-Q, dated as of February 9, 2004, and incorporated herein by reference.

4.4

Rights Agreement dated September 24, 1997, between the Company and The Chase Manhattan Bank, as Rights Agent, to which is annexed the form of Right Certificate as Exhibit A, filed on October 22, 1997, as Exhibit 3C to Amendment No. 2 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.

4.5

Indenture dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference (the “Indenture”).

4.6

Resignation, Appointment and Acceptance agreement dated March 16, 2001 among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, National City Bank of Indiana, and the Company in relation to the Indenture, filed as Exhibit 4.14 to the Company’s 2002 annual report on Form 10-K, and incorporated herein by reference.

4.7	Form of 7.00% Notes due March 15, 2008, issued by the Company under the Indenture, filed as Exhibit 4.7 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.
4.8

Amendment No. 1 to Credit Agreement and Consents and Waiver and Amendment No. 1 to Security Agreement—Borrowers, dated March 29, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International, Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp., and UNOVA IP Corp, as the Borrowers, the financial institutions listed on the signature pages of the Credit Agreement, as the Lenders, Keybank National Association, a national banking association, as the Administrative Agent for the Lenders, and Keybank National Association, a national banking association, as the LC Issuer, filed as Exhibit 4.3 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

From time to time other instruments defining the rights of holders of other long-term debt of the Company may not be filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

10.1

Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.1 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.2

Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc., and the Company, filed as Exhibit 10.2 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.3	2002 Directors Stock Option and Fee Plan, as amended effective January 1, 2006.*
10.4

Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and the Company, filed as Exhibit 10.4 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.

10.5	Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.5.1	Amendment No. 1 to the Director Stock Option and Fee Plan, filed as Exhibit 10.13 to the Company’s September 30, 1999, quarterly report on Form 10-Q, and incorporated herein by reference.
10.6

Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.

10.7

Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and the Company, filed as Exhibit 10.3 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.

10.8	Form of Change of Control Employment Agreement with Larry D. Brady, filed as Exhibit 10.5 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.
10.9	Amendment to the Form of Change of Control Employment Agreement with Larry D. Brady, filed as Exhibit 10.6 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.
10.10

Form of Change of Control Employment Agreements with Kenneth L. Cohen, Thomas O. Miller and Steven J. Winter, filed as Exhibit 10.7 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.

10.11

Form of Change of Control Employment Agreements with Janis L. Harwell and Robert T. Smith, filed as Exhibit 10.12 to the Company’s 2004 annual report on Form 10-K, and incorporated herein by reference.

10.12

Employment Agreement between the Company and Thomas O. Miller, dated as of October 21, 2005, filed as Exhibit 4.1 to the Company’s October 2, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

10.13	Restoration Plan, filed on August 18, 1997, as Exhibit 10.1 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.
10.14	Amendment to Restoration Plan executed August 6, 2004.*
10.15

Supplemental Executive Retirement Plan, filed on October 1, 1997, as Exhibit 10.H to Amendment No. 1 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.

10.16

Amendment No. 1 to Supplemental Executive Retirement Plan, dated September 23, 1998, filed as Exhibit 10.22 to the Company’s September 30, 1998, quarterly report on Form 10-Q, and incorporated herein by reference.

10.17	Amendment No. 2 to Supplemental Executive Retirement Plan, dated March 11, 1999, filed as Exhibit 10.15 to the Company’s 1998 annual report on Form 10-K, and incorporated herein by reference.
10.18	Amendment No. 3 to Supplemental Executive Retirement Plan, dated March 15, 2000, filed as Exhibit 10.20 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.
10.19

Amendment No. 4 to Supplemental Executive Retirement Plan, dated July 11, 2000, filed as Exhibit 10.15 to the Company’s June 30, 2000, quarterly report on Form 10-Q, and incorporated herein by reference.

10.20	Amendment dated August 6, 2004, to the Supplemental Executive Retirement Plan.*
10.21	1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.

10.22	1999 Stock Incentive Plan, filed as Annex A to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999, and incorporated herein by reference.
10.23	2001 Stock Incentive Plan, filed as Exhibit B to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.
10.24

Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002, quarterly report on Form 10-Q, and incorporated herein by reference.

10.25	Management Incentive Compensation Plan, filed as Annex B to the Company’s 2002 Proxy Statement, and incorporated herein by reference.
10.26

2004 Omnibus Incentive Compensation Plan, filed as Appendix C to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 6, 2004, and incorporated herein by reference.

10.27	2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), as amended effective January 1, 2006.*
10.28

Form of Restricted Stock Agreement for awards under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) and the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.

10.29	Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.
10.30	Form of Performance Share Unit Agreement under the Long-Term Program for use after 2005.*
10.31	Form of Amendment dated December 23, 2005, to all Performance Share Unit Agreements for Performance Periods begun in 2004 and 2005.*
10.32	Arrangement for Annual Incentives for 2004 and 2005, filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated February 23, 2005, and incorporated herein by reference.
10.33	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q and incorporated herein by reference.
10.34	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.
10.35	Form of Incentive Stock Option Agreement for awards under the 2001 Plan , filed as Exhibit 10.3 to the Company’s July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.

10.36	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.
10.37

Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan), filed as Exhibit 10.5 to the July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.

10.38	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.
10.39

Purchase and Sale Agreement, dated as of March 17, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited, Cincinnati Machine U.K. Limited (now UNOVA Operations U.K. Limited), Honsberg Lamb Sonderwerkzeugmachinen GmbH (now UNOVA Germany GmbH), UNOVA Canada, Inc., and UNOVA IP Corp., as Selling entities, and R&B Plastics Holdings, Inc. and MAG Industrial Automation Systems, LLC, as Purchasing Entities (the “Cincinnati Purchase and Sale Agreement”), filed as Exhibit 4.1 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

10.40

First Amendment to the Cincinnati Purchase and Sale Agreement, dated April 1, 2005, filed as Exhibit 4.2 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

10.41

Purchase and Sale of Cincinnati Lamb Group—Settlement Agreement, dated June 30, 2005, filed as Exhibit 10.7 to the Company’s July 3, 2005, quarterly report on Form 10-Q and incorporated herein by reference.

10.42

Purchase and Sale Agreement, dated as of October 27, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA IP Corp. and UNOVA U.K. Limited, as Selling Entities, and Compagnie De Fives-Lille, Cinetic Landis Grinding Corp. and Cinetic Landis Grinding Limited, as Purchasing Entities.*

21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 15, 2006.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 15, 2006.*
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 15, 2006.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 15, 2006.*

*                    Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities Exchange Commission.