Form 10-K/A
period 2005-12-31
Intermec, Inc.
filed 2006-03-23
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

INTERMEC, INC.

INDEX TO

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

Explanatory Note

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

Signatures

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2005

EXPLANATORY NOTE

Intermec, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”), to amend and restate in its entirety Exhibit 10.3 2002 Director Stock Option and Fee Plan, As Amended Effective January 1, 2006 (the “Plan”). The Original Filing inadvertently attached a superceded version of the Plan.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety Exhibit 10.3 of the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections of and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings, if any.

Item 15. Exhibits and Financial Statement Schedules

Note: Item 15 in the Original Filing is unchanged except for the filing of the exhibit discussed in the Explanatory Note and additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)             Exhibits

See “Index To Exhibits” following the Signature page.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intermec, Inc.

By:	/s/ FREDRIC B. ANDERSON
Fredric B. Anderson
Vice President, Controller and Acting
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 22, 2006

2

INTERMEC, INC.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.3	2002 Director Stock Option and Fee Plan, As Amended Effective January 1, 2006.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 22, 2006.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 22, 2006.