Form 10-Q
period 2006-04-02
Intermec, Inc.
filed 2006-05-12
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  001-13279

INTERMEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6001 36th Avenue West, Everett, Wa	98203-1264
(Address of principal executive offices)	(Zip Code)

(425) 265-2400
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value per share	63,106,965 shares

INTERMEC, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	April 2, 2006	April 3, 2005

Revenues:
Product	$166,350	$161,943
Service	37,481	34,552
Intellectual property settlement	23,000	—
Total revenues	226,831	196,495

Costs and expenses:
Cost of product revenues	100,614	92,747
Cost of service revenues	22,861	20,886
Cost of intellectual property settlement	6,462	—
Selling, general and administrative	77,793	72,771
Restructuring charge	1,107	—
Total costs and expenses	208,837	186,404
Operating profit from continuing operations	17,994	10,091
Interest income (expense), net	1,144	(2,126)
Earnings from continuing operations before income taxes	19,138	7,965
Provision for income taxes	4,069	2,553
Earnings from continuing operations, net of tax	15,069	5,412
Loss from discontinued operations, net of tax	(1,078)	(1,932)
Net earnings	$13,991	$3,480

Basic earnings per share
Continuing Operations	$0.24	$0.09
Loss from Discontinued Operations	(0.02)	(0.03)
Net Earnings per Share	$0.22	$0.06

Diluted Earnings per Share
Continuing Operations	$0.23	$0.09
Loss from Discontinued Operations	(0.01)	(0.03)
Net Earnings per Share	$0.22	$0.06

Shares Used in Computing Basic Earnings (Loss) per Share	63,025	61,093

Shares Used in Computing Diluted Earnings (Loss) per Share	64,603	62,813

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	April 2, 2006	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$282,788	$256,782
Short-term investments	19,695
Accounts receivable, net of allowance for doubtful accounts and sales returns of $7,735 and $8,157	158,209	180,985
Inventories	88,954	82,088
Net current deferred tax assets	49,677	100,656
Assets held for sale	8,050	8,517
Other current assets	22,795	29,468
Total current assets	630,168	658,496

Property, plant and equipment, net of accumulated depreciation of $101,759 and $99,032	33,401	30,820
Intangibles, net	6,771	6,871
Net deferred tax assets	186,313	137,578
Other assets	66,408	68,955
Total assets	$923,061	$902,720

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable and accrued expenses	$142,834	$148,731
Payroll and related expenses	26,101	31,011
Deferred revenue	44,708	38,369
Total current liabilities	213,643	218,111

Deferred revenue	20,583	20,095
Long-term debt	100,000	100,000
Other long-term liabilities	88,884	88,711

Commitments and contingencies

Shareholders’ investment:
Common stock	631	627
Additional paid-in capital	745,285	736,224
Accumulated deficit	(230,912)	(244,903)
Accumulated other comprehensive income	(15,053)	(16,145)
Total shareholders’ investment	499,951	475,803
Total liabilities and shareholders’ investment	$923,061	$902,720

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Quarter Ended
	April 2, 2006	April 3, 2005

Cash and Cash Equivalents at Beginning of Year	$256,782	$217,899

Cash Flows from Operating Activities:
Net earnings from continuing operations	15,069	5,412
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,588	2,313
Change in prepaid pension cost	3,868	2,994
Deferred taxes	2,792	4,515
Stock-based compensation and other	2,894	(55)
Excess tax benefits from stock-based payment arrangements	(2,183)	—
Changes in operating assets and liabilities:
Accounts receivable	24,825	8,868
Inventories	(6,794)	(12,758)
Other current assets	5,655	(1,329)
Accounts payable and accrued expenses	(6,178)	63
Payroll and related expenses	(4,596)	(6,935)
Other long-term liabilities	4,771	584
Other operating activities	1,659	(34)
Net Cash Provided by Operating Activities of Continuing Operations	44,370	3,638

Cash Flows from Investing Activities:
Capital expenditures	(4,268)	(2,624)
Purchases of investments	(19,695)	—
Cash restricted for repayment of debt	—	50,000
Proceeds from sale of property, plant and equipment	—	6,000
Other investing activities	73	152
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(23,890)	$53,528

Cash Flows from Financing Activities:
Repayment of long-term obligations	—	(100,000)
Excess tax benefits from stock-based payment arrangements	2,183	—
Stock options exercised	3,113	1,269
Other financing activities	881	(302)
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	6,177	(99,033)

Net Cash Provided by (Used in) Continuing Operations	26,657	(41,867)
Net Cash (Used in) Operating Activities of Discontinued Operations	—	(21,123)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	(651)	241

Resulting Increase (Decrease) in Cash and Cash Equivalents	26,006	(62,749)

Cash and Cash Equivalents at End of Period	$282,788	$155,150

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                          Description of the Business

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

2.                          Basis of Presentation

Intermec’s interim financial periods are based on a thirteen-week internal accounting calendar. In the opinion of management, the accompanying balance sheets and interim statements of operations, and statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of Intermec and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Intermec Inc.’s 2005 Form 10-K.

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation. The consolidated statement of cash flows for the three months ended April 3, 2005, reflects the reclassification of $50 million in restricted cash from financing activities to investing activities and $3.9 million of cash used in operating activities of discontinued operations was reclassified from operating activities of continuing operations.

3.                          Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method beginning January 1, 2006. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.

Our consolidated financial statements as of and for the quarter ended April 2, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock options that are ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Accordingly, during the three-month period ended April 3, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended April 2, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended April 2, 2006 was as follows (in thousands):

Cost of revenues	$38
Selling, general and administrative	1,886
$1,924

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2.2 million of excess tax benefits for the three months ended April 2, 2006 have been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the three-month periods ended April 2, 2006 and April 3, 2005, was $3.1 million and $1.3 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $0.7 million, and $0.5 million for the three-month periods ended April 2, 2006, and April 3, 2005, respectively.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	April 2, 2006	April 3, 2005
Risk-free interest rates	4.16%	3.72%
Expected lives (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Expected volatility	52%	56%

Our computation of expected volatility for the first quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions are $16.76 and $12.72 for the periods ended April 2, 2006 and April 3, 2005, respectively.  All grants of our options under all plans must be approved by the Compensation Committee of the Board of Directors, which consists entirely of outside directors.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

April 3,
2005

Net earnings as reported	$3,480
Add: stock compensation expense recorded under the intrinsic value method, net of tax effect	484
Less: pro forma stock compensation expense computed under the fair value method, net of tax effect	(1,284)

Pro forma net earnings	$2,680

Net earnings per share as reported:
Basic	$0.06
Diluted	$0.06

Pro forma net earnings per share:
Basic	$0.04
Diluted	$0.04

The above amounts reflect a revision of previously reported pro forma stock-based compensation expense for the three months ended April 3, 2005.  The effect of this revision was to decrease stock-based compensation expense computed under the fair value method, net of tax effect, by $1,383 for the three months ended April 3, 2005, and increase pro forma net earnings for that period by the same amount. The effect on both basic and diluted pro forma earnings per share was an increase of $0.02 for the three months ended April 3, 2005. Additionally, the above amounts reflects the adoption of SFAS 123(R) and a reduction to the previously recorded pro form stock-based compensation expense, net of tax effect, by $181 for the three months ended April 3, 2005.  The effect on pro forma net earnings was an increase of the same amount.  There was no effect on the basic and diluted pro forma earnings per share for the three months ended April 3, 2005.

The Intermec, Inc. 2001, 1999 and 1997 Stock Incentive Plans and the Intermec Inc. 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of April 2, 2006, there were 551,304 options outstanding that were granted under the 1997 Plan before it was frozen.

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

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) and the 1997 Director Stock Option Plan (“1997 DSOP”, collectively “DSOPs”) provide for the grant of stock options to Intermec’s non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of Intermec’s common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Such options become fully exercisable on the first anniversary of their date of grant. Additionally, there was a grant in January, 2006 to the Director’s that vested immediately. Therefore, the corresponding expense was recorded in the quarter ended April 2, 2006.

As of April 2, 2006 there were 3,153,026 shares available for grant under Intermec’s Stock Incentive Plans and DSOPs. The following table summarizes changes in options outstanding and exercisable under Intermec’s stock award plans:

		Average
	Number	Exercise Price	Remaining	Intrinsic
	of Shares	Per Share	Term	Value
			(in years)	(in millions)
Stock Options
Nonvested balance at December 31, 2005	3,218,926	$13.35
Granted	90,000	33.96
Exercised	(290,712)	10.71
Forfeited	—
Canceled	(5,800)	15.19
Outstanding balance at April 2, 2006	3,012,414	14.22	5.8	$49.0
Exercisable at April 2, 2006	1,739,522	13.48	4.5	30.0

As of April 2, 2006, there was $5.6 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2 years and 11 months.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Restricted stock awards:
Nonvested balance at December 31, 2005	86,070	11.52
Granted	—	—
Vested	(21,786)	6.66
Forfeited	—	—
Nonvested balance at April 2, 2006	64,284	13.7

The fair value of each restricted stock award (RSA) is the market price of our stock on the date of grant. The total intrinsic value of RSA’s vested during the three months ended April 2, 2006 and April 3, 2005, was $0.6 million and $0.8 million, respectively. As of April 2, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested RSA’s. That cost is expected to be recognized over a weighted average period of 2 years and 6 months.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period (generally 32 months) using the straight line method.  Total compensation expense related to performance stock awards was $711,711 and $323,172, for the periods ended April 2, 2006 and April 13, 2005, respectively.

We administer the Employee Stock Purchase Plan under which $5.0 million shares are reserved for issuance. Employees with three months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $21,250 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on the first day of the quarter and ends on the last day of the quarter. The stock purchase rights are used to purchase the common stock of Intermec at 85 percent of the fair market value of a share as of the grant date applicable to the participant.

4.                          Inventories

Inventories comprise the following (thousands of dollars):

	April 2, 2006	December 31, 2005

Raw materials	$53,247	$50,505
Work in process	743	705
Finished goods	34,964	30,878

Inventories	$88,954	$82,088

5.                          Notes Receivable

In connection with the sale of Cincinnati Lamb, Intermec received a $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (7.83% as of April 2, 2006) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of April 2, 2006, the estimated fair value of the note is $10.7 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Intermec’s consolidated balance sheet as of April 2, 2006, classifies the $10.7 million long-term note receivable as other assets.

As part of the sale of Landis Grinding Systems we received a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company. As of April 2, 2006, the estimated fair value of the note is $9.5 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.54% as of April 2, 2006). This long-term note receivable is included in other assets on our balance sheet.

6.                          Long-term Debt and Interest, net

Intermec has a secured long-term revolving credit facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, Intermec had borrowing capacity at April 2, 2006, of $17.7 million under the Revolving Facility. Intermec made no borrowings under the Revolving Facility during 2006, and as of April 2, 2006, no borrowings were outstanding under this facility. As of April 2, 2006, Intermec was in compliance with all financial covenants of this agreement.

The Company has $100.0 million of ten-year senior unsecured debt outstanding as of April 2, 2006. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%. In March 2005, Intermec retired the $100.0 million of seven-year notes.

Interest income (expense) comprises the following (thousands of dollars):

	Quarter Ended
	April 2, 2006	April 3, 2005

Interest income	$3,360	$1,802
Interest expense	(2,216)	(3,928)
Net interest income (expense)	$1,144	$(2,126)

Intermec also has letter-of-credit reimbursement agreements totaling $14.0 million at April 2, 2006, compared to $25.8 million at December 31, 2005. As of April 2, 2006, $7.8 million of the agreements related to performance on contracts with current customers and vendors, and $3.9 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $2.3 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. Intermec is indemnified by the purchaser of the Cincinnati Lamb operation on the $3.9 million of letter-of-credit agreements related to Cincinnati Lamb and is the beneficiary of a backup letter-of-credit in the aggregate amount of $4.2 million issued pursuant to the terms of the sale. Intermec believes it is not practicable to estimate fair values of these instruments and considers the risk of non-performance on the contracts to be remote. Intermec is indemnified by the purchaser of the Landis operations on the $2.3 million of letter-of-credit agreement to Landis.

7.                          Discontinued Operations

During 2005, Intermec completed its divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The loss from discontinued operations for the three months ended April 2, 2006 include period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated purchase price adjustment, net of tax benefits.

The loss from discontinued operations for the three months ended April 3, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

8.                          Restructuring Costs

In March 2006, Intermec announced its plan to close its design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of Intermec or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. The total cost of closing the design centers in Sweden and the elimination of 65 positions in Sweden is estimated to be approximately $5.0 million. The estimated restructuring costs include $2.9 million of employee termination expense, facility closure costs of $1.4 million non-cash, asset impairment expense of $0.1 million and other exit costs of $0.6 million. We recorded a restructuring charge of $1.1 million for employee termination costs, in the first quarter of 2006, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), and anticipate most of the remaining unrecognized restructuring costs will be recognized over the last 3 quarters of 2006.

9.                          Intellectual Property Settlement

During the first quarter of 2006, we received compensation in relation to a settlement of a patent dispute regarding certain of Intermec’s intellectual property (“IP”). Intermec’s patents involved its smart battery management technology in which a portable computer incorporates a rechargeable battery that uses a processor chip to communicate data to the portable computer so that the computer can monitor and regulate battery use. The effective date of this settlement was February 27, 2006 and the terms are confidential. The operating profit from this settlement, net of attorneys fees and costs, is $16.5 million for the first quarter of 2006. IP settlement compensation is classified as revenue and the related legal costs are classified as cost of intellectual property settlement in our consolidated statements of operations.

10.                   Provision for Income Taxes

The tax provision for the quarter ended April 2, 2006 reflects an effective tax rate for continuing operations of 21.3% compared to a U.S. statutory rate of 35%. The tax provision for the 2006 first quarter was reduced by $2.2 million due to the favorable conclusion of a Canadian tax audit.

The tax provision for the quarter ended April 3, 2005 reflects an effective tax rate for continuing operations of 32.1% compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

11.                   Shares Used in Computing Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Quarter Ended
	April 2, 2006	April 3, 2005

Weighted average common shares - Basic	63,025,006	61,092,942
Dilutive effect of unvested restricted shares and stock options	1,578,367	1,719,661
Weighted average shares - Diluted	64,603,373	62,812,603

Our employees and directors held options to purchase 93,151 and 106,500 shares of Intermec common stock for the quarters ended April 2, 2006, and April 3, 2005, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of Intermec’s common stock exceeds the exercise price of the outstanding options and Intermec reports net earnings.

12.                   Comprehensive Earnings

Intermec’s comprehensive earnings comprise the following (thousands of dollars):

	Quarter Ended
	April 2, 2006	April 3, 2005

Net earnings	$13,991	$3,480
Change in equity due to foreign currency translation adjustments	1,092	(14,220)
Change in equity due to minimum pension liability adjustment		9,144

Comprehensive earnings (loss)	$15,083	$(1,596)

Foreign currency translation adjustments for the quarter ended April 3, 2005 in the above table include a credit balance cumulative translation adjustment of $8.3 million which was reclassified from OCI to net earnings as a result of the Cincinnati Lamb sale.

13.                   Segment Reporting

During the first quarter of 2006, we integrated the corporate expense into our Products and Service segments. Intrasegment transactions have been eliminated and there are no material intersegment transactions. It is not practicable to segregate operating profit, capital expenditures, depreciation and amortization expense or total assets into the Intermec Product and Intermec Service segments, so this is reported below in aggregate. The following table sets forth Intermec’s operations by reportable segments (thousands of dollars):

	Quarter Ended
	April 2, 2006	April 3, 2005

Revenues
Product	$189,350	$161,943
Service	37,481	34,552
Total revenues	$226,831	$196,495

Gross profit
Product	$82,271	$69,196
Service	14,620	13,666
Total gross profit	$96,894	$82,862

Operating profit (loss) from continuing operations
Total operating profit from continuing Operations	$17,994	$10,091

14.                   Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder of Intermec, owning contract with approximately 20% of our outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to contract with our subsidiary to develop the software for the next generation of Life and Health Insurance’s handheld computers. In the quarters ended April 2, 2006, and April 3, 2005, Intermec did not recognize any revenues from this arrangement.

15.                   Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in Intermec’s warranty accrual included in current liabilities (thousands of dollars):

	Quarter ended
	April 2, 2006	April 3, 2005

Beginning balance	$5,542	$4,878
Payments	(1,892)	(1,801)
Increase in liability (new warranties issued)	1,864	2,177
Ending Balance	$5,514	$5,254

Intermec has entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require Intermec to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that Intermec estimate and record the fair value of guarantees as a liability. Intermec does not believe it has any significant exposure related to such guarantees and therefore has not recorded a liability as of April 2, 2006, or December 31, 2005. Intermec has not made any significant indemnification payments as a result of these clauses, nor does it believe the fair value of any of these guarantees has a material effect on Intermec’s financial position or results of operations.

Intermec is currently, and is from time to time, subject to claims and lawsuits arising in the ordinary course of its business. Intermec believes it has valid defenses with respect to legal matters pending against it. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on Intermec’s financial condition, results of operations or liquidity. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or by the creation of significant legal or other expenses related to such matters.

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

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patent (the “Wireless Case”). On March 23, 2005, Intermec filed its answer to Symbol’s complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. Intermec simultaneously filed its answer to Symbol’s declaratory judgment action in the contract case and filed counterclaims against Symbol for breach of the OEM agreement.

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

The complaints in Wireless Case and Decoding Case do not contain sufficient details for Intermec to assess what Symbol will claim regarding the relationship between its cited patents and Intermec’s products. However, based on Intermec’s analysis of the cited Symbol patents, Intermec believes it has substantial defenses to each of those patent infringement claims and Intermec intends to vigorously defend itself against the claims made in Symbol’s lawsuits.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, and to postpone filing any new patent infringement law suits against each other until March 1, 2006. The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allows Intermec to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by Intermec in the ITC case. According to the standstill agreement these permitted counterclaims and new action had to have been filed no sooner than December 1, 2005, and no later than December 9, 2005. The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years. The United States District Court for the District of Delaware has granted the scheduling changes required to effectuate the standstill agreement of the parties.

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

On May 8, 2006, the parties agreed to provide additional time for settlement discussions by extending the schedule set forth in the standstill agreement by 64 days.

16.                   Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R). The components of net pension and postretirement periodic benefit cost (credit) for the three months ended April 2, 2006, and April 3, 2005, are as follows (thousands of dollars):

Three Months Ended April 2, 2006,	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
and April 3, 2005:	2006	2005	2006	2005	2006	2005
Service Cost	$1,741	$2,404	$263	$1,269	$4	$34
Interest Cost	2,988	2,520	531	2,548	66	1,063
Expected return on plan assets	(2,508)	(2,506)	(727)	(2,646)	—	—
Amortization and deferrals:
Transition asset	—	—	(38)	(87)	—	—
Actuarial loss	1,239	850	108	515	27	324
Prior service cost (benefit)	177	179	—	—	—	(598)
Curtailment loss (gain)	—	57	—	(5,396)	—	(12,274)
Settlement gain	—	—	—	(332)	—	(21,090)
Special termination benefits	675	264		—		—
Net pension and postretirement periodic benefit cost	$4,312	$3,768	$137	$(4,129)	$97	$(32,541)

Our pre-tax loss on the sale of Cincinnati Lamb in the first quarter of 2005 takes into consideration the curtailment and settlement gains totaling $39.1 million, comprising $33.4 million relating to the postretirement benefit plans, and $5.7 million relating to the Non-U.S. Defined Benefit Plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer. In addition, the pre-tax loss on the sale of Cincinnati Lamb includes a loss of $12.9 million representing the cumulative adjustment to recognize the minimum pension liability of our Non-U.S. defined benefit plans, which prior to the sale, had been deferred in the other comprehensive loss component of shareholders’ investment in our consolidated balance sheets.

During the three months ended April 2, 2006, we contributed approximately $1.7 million to our pension and other postretirement benefit plans, comprising $0.5 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.5 million in matching contributions to its 401(k) plan, $0.6 million in contributions to its foreign pension plans, and $0.1 million in benefits paid pertaining to its other postretirement benefits plans. We expect to contribute an additional $4.0 million to these plans during the remainder of 2006, of which $1.7 million relates to benefit payments on our unfunded U.S. defined benefit plans, $1.2 million in matching contributions to our 401(k) plan, $0.8 million in contributions to our foreign pension plans and $0.3 million in benefit payments pertaining to our other postretirement benefit plans.

17.                   Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for us on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In February 2006, the FASB issued Staff Position (“FSP”) FAS123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. We have evaluated the impact of this FSP and do not expect it to have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP became effective for us in the first quarter of 2006. The adoption of this Statement did not have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to Intermec’s ability to maintain or to improve the revenues and profits of its continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use its investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of its continuing operations and the other factors described in Part I, Item 2 and Part II, Item 1A of this filing. Intermec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

Readers of this report are encouraged to review the Risk Factors portion of Part II, Item 1A of this filing which discusses the risk factors associated with Intermec’s business.

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

Results of Operations

The following discussion compares the Company’s results of operations for the fiscal quarter ended April 2, 2006 and April 3, 2005. Results from continuing operations include the operations of Intermec Technology and Corporate expenses. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (millions of dollars):

	Quarter Ended
	April 2, 2006	April 3, 2005

Revenues:
Product and service	$203.8	$196.5
Intellectual property settlements	23.0	—
Total revenues	226.8	196.5

Costs and expenses:
Cost of product and service revenues	123.4	113.6
Cost of intellectual property settlements	6.5	—
Selling, general and administrative	77.8	72.8
Restructuring charge	1.1	—
Total costs and expenses	208.8	186.4

Operating profit from continuing operations	18.0	10.1

Interest income (expense)	1.1	(2.1)

Earnings from continuing operations before income taxes	19.1	8.0

Provision for income taxes	4.0	2.6

Earnings from continuing operations, net of tax	15.1	5.4

Loss from discontinued operations, net of tax	(1.1)	(1.9)

Net earnings	$14.0	$3.5

Revenues

Revenues by category and as a percentage of related revenues from continuing operations for the quarters ended April 2, 2006 and April 3, 2005 were as follows (millions of dollars):

	Quarter Ended
	April 2, 2006		April 3, 2005
		Percent of		Percent of		Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues:
Product	$166.3	73.3%	$161.9	82.4%	$4.4	2.7%
Service	37.5	16.5%	34.6	17.6%	2.9	8.5%
Intellectual Property Settlement	23.0	10.2%	—	0.0%	23.0	—
Total Revenues	$226.8	100.0%	$196.5	100.0%	$30.3	15.4%

Quarterly revenue growth of 15.4% was primarily attributable to the intellectual property settlement and Systems and Solutions revenue growth of 7.4% compared to the prior year period. Product revenues for the quarter ended April 2, 2006 increased 2.7% compared with the corresponding prior-year period as a result of the strong Systems and Solutions revenue growth partially offset by the 9.9% decrease for Printer/Media products. Service revenue increased 8.5% over the corresponding prior-year period principally from the technical engineering services for government contracts, as a result of AIT III. Geographically, products and service revenue in North America rose 18.8% over the corresponding prior-year period, offsetting decreases of 16.9% and 9.0% in Europe, Middle East and Africa (“EMEA”) and the rest of the world, respectively. Approximately half of the decrease in EMEA revenue is attributable to unfavorable foreign exchange rates and the remainder of the decrease is primarily a result of the regional economic weakness compounded by the European compliance regulations to eliminate hazardous material from electronic products.

Intermec operating results for the quarter ended April 2, 2006 include $23.0 million of revenue and $16.5 million of operating profit from compensation related to a settlement regarding certain of the Company’s intellectual property (“IP Settlement”). This IP Settlement represents the last of the laptop computer manufacturers to settle with the Company regarding its battery power-management patents.

Gross Profit

Gross profit and gross margin by revenue category for the quarter ended April 2, 2006 and April 3, 2005 were as follows (millions of dollars):

	Quarter Ended
	April 2, 2006		April 3, 2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Product	$65.8	39.6%	$69.2	42.7%
Service	14.6	39.0%	13.7	39.6%
Intellectual Property Settlement	16.5	71.9%	—
Total Gross Profit and Gross Margin	$96.9	42.7%	$82.9	42.2%

The total gross profit for the quarter ended April 2, 2006 increased $14.0 million, or 16.9% compared to the corresponding prior-year period. The increase in gross profit primarily results from the $16.5 million in gross profit from the intellectual property settlement partially offset by the reduction in product related gross profit. Product gross margin for the quarter ended April 2, 2006 decreased 3 percentage points. The reduction in product gross margin is due to the unfavorable change in foreign exchange rates, an increase in mix of lower margin enterprise business, and the mix of the growth in the various sales regions.

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $77.8 million and $72.8 million for the quarters ended April 2, 2006 and April 3, 2005, respectively. The $5.0 million increase in Intermec’s SG&A expense is attributable to the $2.6 million incremental investment in research and development activities and $1.9 million in stock option expense recognized as a result of the adoption SFAS 123(R). Intermec’s R&D expense as a percentage of product and service revenues increased to 8.9% for the quarter ended April 2, 2006 compared with 7.9% for the corresponding prior-year period.

Restructuring Charge

In March 2006, Intermec announced its plan to close its design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of Intermec or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to anticipated cost savings, this realignment of resources is expected to result in a significant increase in new product development capacity. The total cost of closing the design centers in Sweden and the elimination of approximately 65 positions in Sweden is estimated to be approximately $5 million. Estimated restructuring costs include employee severance, facility closure and other exit costs. The Company recorded a restructuring charge of $1.1 million for employee termination costs in the first quarter of 2006, and anticipates the majority of the remaining restructuring costs will be recognized over the remainder of 2006. Intermec estimates that the savings from these restructuring activities will begin in the fourth quarter of 2006, and reach its estimated annual pre-tax savings of $8 million by the first quarter of 2007.

Operating Profit

Intermec operating profit from continuing operations for the quarter ended April 2, 2006, increased $7.9 million, or 78.3%, compared with the corresponding prior-year period. The operating results for the first quarter 2006 include the IP Settlement, which favorably impacted operating profit by $16.5 million. The restructuring charge in the quarter related to the closure of the Swedish design centers negatively impacted operating profit by $1.1 million. In the first quarter of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which resulted in the recognition of $1.9 million in expense related to stock options and the employee stock purchase plan. Operating profit was negatively impacted in the first quarter of 2006 compared to the prior year period by incremental research and development expense of $2.6 million and lower gross margins for product and service revenue.

Interest, Net

Net interest income was $1.1 million for the quarter ended April 2, 2006 compared to interest expense of $2.1 million for the corresponding prior-year period. The $3.2 million improvement in net interest reflects the reduction in the outstanding debt balance, the increase in average cash, cash equivalent and short-term investment balances as well as higher investment returns.

Provision for Income Taxes

The tax provision for the quarter ended April 2, 2006 reflects an effective tax rate for continuing operations of 21.3% compared to a U.S. statutory rate of 35%. The tax provision for the 2006 first quarter was reduced by $2.2 million due to the favorable conclusion of a Canadian tax audit.

The tax provision for the quarter ended April 3, 2005 reflects an effective tax rate for continuing operations of 32.1% compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

Loss from Discontinued Operations

During 2005, Intermec completed its divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The loss from discontinued operations for the three months ended April 2, 2006 include period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated purchase price adjustment, net of tax benefits.

The operating loss from discontinued operations for the three months ended April 3, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments as of April 2, 2006, totaled $283 million. Operating activities of continuing operations for the first quarter of 2006 provided $44 million of cash flow, primarily due to the $15 million from net earnings, which includes the IP Settlement, and $25 million from the net reduction of the accounts receivable balance. Investing activities of continuing operations for the first quarter of 2006 used $24 million primarily for the purchase of short-term investments totaling $20 million and $4 million for capital expenditures. Financing activities of continuing operations reflect the $6 million of proceeds from stock option and other related stock awards during the first quarter of 2006.

The Company has undertaken a review of employee compensation and benefits, with the desire of aligning the compensation structure, benefit plans and programs with trends typical of the Intermec’s industry. The Company has made changes and expects to make further changes in the overall mix of compensation and benefit programs, and in the terms of such programs. Management believes that the aggregate effect of these changes will not have a material effect on the financial results or liquidity of the Company.

Net of outstanding letters of credit and limitations on minimum availability, the Company had borrowing capacity at April 2, 2006, of $18 million under the Revolving Facility. The Company made no borrowings under the Revolving Facility during the first quarter of 2006, and as of April 2, 2006, no borrowings were outstanding under the Revolving Facility. As of April 2, 2006, the Company was in compliance with the financial covenants of each of these agreements.

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

The Company has $100.0 million of ten-year senior unsecured debt outstanding as of April 2, 2006. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates is 7.175%.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, assets held for sale and available borrowings under the Company’s Revolving Facility will be sufficient to fund the Company’s operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

The Company’s contractual commitments as of April 2, 2006, have not changed materially from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of intangible assets, warranty costs, retiree medical and pension obligations, estimated net realizable value of assets held for sale and litigation loss contingencies. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for us on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In February 2006, the FASB issued Staff Position (“FSP”) FAS123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. We have evaluated the impact of this FSP and do not expect it to have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP became effective for us in the first quarter of 2006. The adoption of this Statement did not have a material impact on our financial condition or results of operations.

alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

Due to its global operations, the Company’s cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of April 2, 2006, the Company held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $175.9 million.

Except as noted in the preceding paragraph, as of April 2, 2006, there have been no material changes in information provided in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, which contains a complete discussion of the Company’s material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, Company management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2006.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intermec is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. Intermec believes it has valid defenses with respect to legal matters pending against it. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on Intermec’s financial condition, results of operations or liquidity.  Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or by the creation of significant legal or other expenses related to such matters.

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

Also on March 11, 2005, Symbol announced that it had filed a lawsuit against Intermec on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patent (the “Wireless Case”). On March 23, 2005, Intermec filed its answer to Symbol’s complaint and filed counterclaims against Symbol for infringing Intermec’s wireless access, terminal and software patents. Intermec simultaneously filed its answer to Symbol’s declaratory judgment action in the contract case and filed counterclaims against Symbol for breach of the OEM agreement.

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

The complaints in Wireless Case and Decoding Case do not contain sufficient details for Intermec to assess what Symbol will claim regarding the relationship between its cited patents and Intermec’s products. However, based on Intermec’s analysis of the cited Symbol patents, Intermec believes it has substantial defenses to each of those patent infringement claims and Intermec intends to vigorously defend itself against the claims made in Symbol’s lawsuits.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, and to postpone filing any new patent infringement law suits against each other until March 1, 2006. The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allows Intermec to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by Intermec in the ITC case. According to the standstill agreement these permitted counterclaims and new action had to have been filed no sooner than December 1, 2005, and no later than December 9, 2005.  The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years. The United States District Court for the District of Delaware has granted the scheduling changes required to effectuate the standstill agreement of the parties.

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

On May 8, 2006, the parties agreed to provide additional time for settlement discussions by extending the schedule set forth in the standstill agreement by 64 days.

During the first quarter of 2006, Intermec settled a patent dispute with Hewlett-Packard regarding patents owned by Intermec.  Intermec’s patents involved its smart battery management technology in which a portable computer incorporates a rechargeable battery that uses a processor chip to communicate data to the portable computer so that the computer can monitor and regulate battery use.  The effective date of this settlement was February 27, 2006 and the terms are confidential.  The operating profit from this settlement, net of attorneys’ fees and costs, is $16.5 million for first quarter of 2006.  The parties agreed to dismiss with prejudice cases pending in the United States District Court for the Central District of California (Western Division) and in the District Court of Harris County, Texas.  The parties to these cases were Intermec, Inc. (formerly UNOVA, Inc.) and Intermec IP Corp. on the one hand, and Hewlett-Packard Company (in the Texas case, on behalf of the former Compaq Computer Corporation) on the other.

ITEM 1A. RISK FACTORS

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to Intermec’s ability to maintain or to improve the revenues and profits of its continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use its investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of its continuing operations and the other factors described in Item 1A and Item 7 of this filing. Intermec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

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

•       Technological convergence could intensify competition in some of Intermec’s target markets. A number of firms have developed handheld mobile computing and communication devices such as personal digital assistants and cellphones for light-duty consumer and business applications. Improvements in the computing power, the communication capabilities or the ruggedness of these devices might make them attractive substitutes for some of the products that Intermec has developed for AIDC applications. To respond to such technological convergence, Intermec must improve its AIDC products and systems by investing in R&D. There is no assurance that Intermec will be able to make sufficient investments in R&D to keep up with technological convergence or that such investments will result in competitive products and systems. If Intermec is not able to respond to such technological convergence with competitive improvements in its products and systems, its sales, profits, results of operations and future growth could be materially and adversely affected.

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

•          If the market for Intermec’s RFID products and systems does not develop as we currently anticipate,  Intermec’s sales, revenues,  results of operations and growth could be adversely affected.   There is significant uncertainty about the volume and the timing of demand for RFID products and systems in the vertical markets and applications targeted by Intermec.  There is no assurance that demand for RFID products and systems in Intermec’s target markets will achieve the levels currently anticipated at the times currently projected by Intermec.  RFID customers typically use pilot programs, qualification processes and certification processes to decide which vendor’s equipment and system to purchase.  There is no assurance that Intermec will be successful in these programs or processes.  The purchase decisions of some RFID customers (e.g., Wal Mart and the U.S. Department of Defense) influence the purchase decisions of other customers.  There is no assurance that any of these influential customers will select Intermec as an RFID vendor.  Since a customer may change RFID vendors over time or purchase from two or more RFID vendors at the same time, there is no assurance that Intermec will be the sole source for any RFID customer or that Intermec will be able to obtain repeat business from any RFID customer.  Some vendors are giving RFID products and systems to customers without charge or selling them at prices that are below or only slightly above cost.  If these price pressures persist longer than currently anticipated, Intermec’s sales, revenues, results of operations and growth could be materially and adversely affected.

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

•       Export controls, import controls and operating conditions in markets outside of the U.S. could adversely affect Intermec’s revenues, gross profit margins and results of operations. Intermec sells a significant percentage of its products and systems in markets outside of the U.S. and one element of Intermec’s strategy is to expand sales outside of the U.S., particularly in developing countries. U.S. and foreign government restrictions on the export or import of technology could prevent Intermec from selling some or all of its products or systems in one or more countries outside of the U.S. Intermec’s sales outside of the U.S. could also be materially and adversely affected by burdensome laws, regulations, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability in foreign countries could reduce demand for Intermec’s products or impair or eliminate its ability to sell or deliver those products to customers in those countries or put its foreign assets at risk. There is no assurance that Intermec will be able to continue or expand sales of its products or systems in any foreign market. Disruptions of such sales could materially and adversely impact Intermec’s revenues, revenue growth, gross profit margins and results of operations.

•       Changes or disruptions in Intermec’s international design, manufacture, production, delivery, service and support operations or in its international outsourcing arrangements could have an adverse effect on its operations and results of operations. A significant percentage of Intermec’s products and systems and components for those products and systems are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S. and, from time to time, Intermec outsources one or more of these activities or portions thereof by arranging for companies outside of the U.S. to perform these tasks. For operational, legal or other reasons, Intermec may have to change the mix of U.S. and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability may disrupt or require changes in Intermec’s international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex. There is no assurance that Intermec will be able to accomplish these tasks at all or in an efficient or cost-effective manner. If Intermec encounters difficulties in making such transitions, its revenues, gross profit margins and results of operations could be materially and adversely affected.

•       Fluctuations in foreign exchange rates may adversely impact Intermec’s cash flows and earnings. Due to its global operations, Intermec’s cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, Intermec may attempt to limit its exposure to foreign exchange rate changes by entering into short-term foreign currency exchange contracts. There is no assurance that Intermec will hedge or will be able to hedge such foreign currency exchange risk or that its hedges will be successful. Intermec’s foreign currency exchange gains or losses (net of hedges) may materially and adversely impact its cash flows and earnings.

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

•       Macroeconomic conditions beyond Intermec’s control could lead to deterioration in the quality of its accounts receivable. Intermec’s sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country or region could reduce or eliminate Intermec’s ability to collect on accounts receivable in that country or region. In that event, Intermec’s results of operations could be materially and adversely affected.

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

•       Intermec’s growth and results of operations could be adversely affected if its effort to enforce its patents through litigation is not successful. Intermec tries to use its AIDC patents to ensure demand for its AIDC products by preventing competitors from selling infringing AIDC products or to collect royalties from such sales or to deter competitors from enforcing their AIDC patents against Intermec. As part of this effort, Intermec may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings and the results are very difficult to predict. There is no assurance that Intermec will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with Intermec and its licensees using technology that arguably infringes Intermec’s patents. In that event, demand for Intermec’s products, product revenues, royalty revenues and results of operations could be materially and adversely affected.

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

•       Patents controlled by Intermec’s competitors, potential competitors or others may prevent Intermec from selling or may increase the cost of its products and systems. Intermec’s competitors, potential competitors and companies that purchase and enforce patents may have patents covering AIDC products and services similar to those marketed and sold by Intermec. These firms may try to use their patents to prevent Intermec from selling some of its AIDC products and systems or to collect royalties from such sales or to deter Intermec from enforcing its patents against them. As part of this effort, the patent-holders may initiate patent infringement lawsuits against Intermec or its customers. As explained above, patent lawsuits are complex proceedings with uncertain outcomes. There is no assurance that Intermec or its customers will prevail in any patent lawsuits initiated by third party patent-holders. If the results of such litigation are adverse to Intermec or its customers, they could be enjoined from practicing an invention covered by the patent in question and may be required to pay damages for past infringement, which, in Intermec’s case, might have a material adverse effect on results of operations. If an injunction is issued, Intermec may not be able to sell a particular product or product line and that could materially and adversely impact its sales, revenues and results of operations. If third party patent-holders are willing to license or sell their patents to Intermec, the cost could have a material and adverse effect on Intermec’s sales, revenues or results of operations.

•       Unfavorable results in pending patent lawsuits could have a material adverse impact on Intermec’s business. Intermec is currently involved in several patent infringement lawsuits with a competitor, Symbol Technologies, Inc. (see “Legal Proceedings” which is Part I, Item 3 in our report on Form 10-K for the fiscal year ended December 31, 2005 and is Part II, Item 1 in this report). In each of these cases, Intermec is simultaneously prosecuting and defending infringement claims involving multiple patents. There is no assurance that Intermec will prevail in any of these patent lawsuits or that it will prevail on any of the claims or defenses asserted in those cases. An unfavorable result in one or more of these lawsuits or on one or more of the claims or defenses asserted in those cases could prevent Intermec from selling one or more of its products, product lines or systems or increase the cost of those products, product lines and systems by forcing Intermec to pay a royalty to the other party. An unfavorable result in these cases might also give the other party the right to compete with Intermec using technology that arguably infringes Intermec’s patents and might deprive Intermec of royalty revenue. Any these events could have a material adverse effect on Intermec’s revenues, revenue growth, gross profit margin and results of operations.

•       Patent litigation expense may materially impact or increase the volatility of Intermec’s financial results. Since litigation over AIDC patents involves complex technical and economic issues, these cases can be quite expensive to prosecute or defend and it is very difficult to predict the amount or the timing of costs associated with such litigation. Intermec generally includes such costs in Sales, General and Administrative (SG&A) expense and records those expenses as they are incurred. In some periods, patent litigation expense could be a significant percentage of SG&A expense and could exhibit large fluctuations from prior periods, increasing the volatility of Intermec’s SG&A expense and potentially impacting Intermec’s earnings per share. There is no assurance that patent litigation will generate royalty revenue for Intermec but, when it does, recognition of that revenue and related current period legal expenses may materially impact Intermec’s results of operations, positively or negatively, increasing the volatility of its results of operations.

•          In connection with standards setting activities, Intermec might intentionally or inadvertently transfer or donate some of its patents or some claims of its patents to the AIDC industry on a royalty-free basis or on a reasonable and non-discriminatory royalty-bearing (RAND) basis and this might adversely impact Intermec’s sales, revenues and results of operations.  AIDC customers typically want the ability to choose between two or more vendors and to seamlessly use the products and systems of one vendor that work with the products and systems of other vendors.  Intermec and other AIDC vendors try to respond to these customer requirements by participating in standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal.   Depending on the standard, the standards organization and the form of participation, Intermec may decide to or may be required to transfer or donate one or more of its patents or one or more claims in its patents to the industry or portion thereof on a royalty-free or RAND basis.  It is also possible that, during standards setting and product certification activities associated with EPCglobal, Intermec might inadvertently transfer or donate one or more of its patents or one or more claims in its patents to the industry or a portion thereof on a royalty-free basis by failing to follow EPCglobal rules regarding disclosure of patents that cover an emerging EPCglobal standard.  Such transfers or donations might prevent Intermec from obtaining injunctive relief against infringers of its patents.  Royalty-free transfers or donations would prevent Intermec from collecting any royalty for the use of its patented inventions and RAND donations would limit Intermec’s royalty from a licensee to a reasonable amount that is consistent with the royalty Intermec collects from other licensees of the same technology.

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

•       U.S. and international technical and environmental standards and regulations may hurt Intermec’s sales and profits. Intermec’s ability to sell AIDC products and systems in a given country and the gross margins on products and systems sold in a given country could be affected by technical and environmental standards and regulations that govern or influence the design, components or operation of such products and systems. Changes in those standards and regulations are always possible and, in some jurisdictions, changes may be introduced with little or no time to bring products and systems into compliance with the revised technical standard or regulation. Uncertainty connected with changes in standards and regulations may cause customers to postpone or cancel purchases of Intermec products and systems and that may have a material adverse effect on Intermec’s revenues.   Standards and regulations may prevent Intermec from selling one or more of its products or systems in a particular country or increase Intermec’s cost of supplying the products by forcing Intermec to redesign existing products or to use more expensive designs or components. In these cases, Intermec may experience unexpected disruptions in its ability to supply customers with its products and systems or may have to incur unexpected costs to bring its products and systems into compliance. This could have an adverse effect on Intermec’s revenues, gross profit margins and results of operations and increase the volatility of its financial results.

In an increasing number of countries, legislative bodies and government agencies have adopted or are planning to adopt environmental laws and regulations similar to the European Union (“EU”) directives known as RoHS and WEEE. RoHS requires that electrical and electronic equipment placed on the EU market after July 1, 2006 be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants.  WEEE requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products.  Uncertainty connected with these types of environmental regulations may cause customers to postpone or cancel purchases of Intermec’s products and systems and that may have a material adverse effect on Intermec’s revenues.  These environmental regulations may also have an adverse impact on revenues if they prevent Intermec from selling one or more of its products or systems in a particular jurisdiction.  Environmental regulations of this type could also disrupt Intermec’s sales and increase its costs if the regulations require Intermec to redesign existing products or components or to use more expensive designs or components.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 30, 2006	—	—	—	—
January 30 to February 26 , 2006	5,858	30.21	—	—
February 26 to April 2, 2006	—	—	—	—
Total	5,858	30.21	—	—

The purchased shares indicated in the above table were surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options and to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.          EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2006.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2006.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 10, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Fredric B. Anderson

Fredric B. Anderson
Vice President and Controller
(Acting Chief Financial Officer)

May 12, 2006