Form 10-Q
period 2006-07-02
Intermec, Inc.
filed 2006-08-11
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $0.01 par value per share	63,801,477 shares

INTERMEC, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenues:
Product	$192,440	$181,007	$358,790	$342,950
Service	38,997	36,452	76,478	71,004
Intellectual property settlement	—	—	23,000	—
Total Revenues	231,437	217,459	458,268	413,954

Costs and expenses:
Cost of product revenues	116,401	101,954	217,015	194,701
Cost of service revenues	21,413	21,084	44,274	41,970
Cost of intellectual property settlement	—	—	6,462	—
Selling, general and administrative	78,496	75,777	156,289	148,548
Restructuring Charge	1,135	—	2,242	—
Total costs and expenses	217,445	198,815	426,282	385,219
Operating profit from continuing operations	13,992	18,644	31,986	28,735
Gain on sale of investments	2,305	—	2,305	—
Interest income (expense), net	1,766	(1,120)	2,910	(3,246)
Earnings from continuing operations before income taxes	18,063	17,524	37,201	25,489
Provision for income taxes	6,767	5,669	10,835	8,222
Earnings before discontinued operations	11,296	11,855	26,366	17,267

Earnings (loss) from discontinued operations, net of tax	(940)	213	(2,019)	(1,719)

Net earnings	$10,356	$12,068	$24,347	$15,548

Basic earnings (loss) per share
Continuing operations	$0.18	$0.19	$0.42	$0.28
Discontinued operations	$(0.02)	0.01	$(0.03)	(0.03)
Net earnings per share	$0.16	$0.20	$0.39	$0.25

Diluted earnings (loss) per share
Continuing operations	$0.18	$0.19	$0.41	$0.28
Discontinued operations	$(0.02)	0.00	$(0.03)	(0.03)
Net earnings per share	$0.16	$0.19	$0.38	$0.25

Shares used in computing basic earnings (loss) per share	63,252	61,361	63,138	61,228

Shares used in computing diluted earnings (loss) per share	64,529	62,768	64,565	62,792

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	July 2,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$303,683	$256,782
Short-term investments	19,130	—

Accounts receivable, net of allowance for doubtful accounts and sales returns of $8,943 and $8,157	162,379	180,985
Inventories	104,628	82,088
Net current deferred tax assets	51,554	100,656
Assets held for sale	8,239	8,517
Other current assets	18,275	29,468
Total Current Assets	667,888	658,496

Property, plant and equipment, net of accumulated depreciation of $105,146 and $99,032	38,778	30,820
Intangibles, net	6,794	6,871
Net deferred tax assets	182,046	137,578
Other assets	63,424	68,955
Total assets	$958,930	$902,720

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable and accrued expenses	$155,399	$148,731
Payroll and related expenses	30,639	31,011
Deferred revenue	44,861	38,369
Total current liabilities	230,899	218,111

Long-term deferred revenue	19,479	20,095
Long-term debt	100,000	100,000
Other long-term liabilities	89,754	88,711

Shareholders’ investment:
Common stock	632	627
Additional paid-in capital	750,362	736,224
Accumulated deficit	(220,557)	(244,903)
Accumulated other comprehensive loss	(11,639)	(16,145)
Total shareholders’ investment	518,798	475,803
Total liabilities and shareholders’ investment	$958,930	$902,720

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Cash and cash equivalents at beginning of period	$256,782	$217,899

Cash flows from operating activities of continuing operations:
Net earnings from continuing operations	24,347	17,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,186	4,992
Change in prepaid pension costs, net	3,392	5,767
Deferred taxes	10,097	9,537
Stock-based compensation and other	5,125	587
Excess tax benefits from stock-based payment arrangements	(3,076)	—
Changes in operating assets and liabilities:
Accounts receivable	18,616	5,137
Inventories	(22,540)	(22,929)
Other current assets	3,524	(1,168)
Accounts payable and accrued expenses	9,770	3,951
Payroll and related expenses	94	(4,495)
Other long-term liabilities	2,294	6,355
Other operating activities	5,557	(2,819)
Net cash provided by operating activities of continuing operations	62,386	22,182

Cash flows from investing activities of continuing operations:
Capital expenditures	(12,304)	(5,510)
Purchases of investments	(19,695)	6,051
Decrease in restricted cash	—	50,000
Proceeds from sales of investments	565	—
Other investing activities	5	190
Net cash (used in) provided by investing activities of continuing operations	(31,429)	50,731

Cash flows from financing activities of continuing operations:
Repayment of long-term obligations	—	(100,000)
Excess tax benefits from stock-based payment arrangements	3,076	—
Stock options exercised	4,340	7,644
Other financing activities	1,616	1,258
Net cash provided by (used in) financing activities of continuing operations	9,032	(91,098)

Net cash provided by (used in) continuing operations	39,989	(18,185)
Net cash used in operating activities of discontinued operations	—	(27,350)
Net cash provided by investing activities of discontinued operations	6,912	405

Resulting increase (decrease) in cash and cash equivalents	46,901	(45,130)

Cash and cash equivalents at end of period	$303,683	$172,769

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                          Description of the Business

Effective January 1, 2006, we changed our name from UNOVA, Inc. to Intermec, Inc. (“Intermec”). We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products and systems, mobile computing products and systems, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and systems. Our products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning and field sales and service. We grant licenses to use portions of our intellectual property portfolio, including certain patent rights essential to and/or useful in RFID and AIDC products, and receive license fees as well as ongoing royalties based on sales by licensees. Customers for our products and services operate in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in Intermec’s consolidated financial statements and related notes.

2.                          Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In the opinion of management, the accompanying balance sheets and interim statements of operations, and statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of Intermec and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our December 31, 2005 Form 10-K.

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation. The consolidated statement of cash flows for the six months ended July  3, 2005, reflects the reclassification of $50 million in restricted cash from financing activities to investing activities and $3.9 million of cash used in operating activities of discontinued operations was reclassified from operating activities of continuing operations.

3.                          Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method beginning January 1, 2006. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

Our consolidated financial statements for the three and six months ended July 2, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized in the consolidated statement of operations during the second quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in the statement of operations for the three and six months ended July 2, 2006, is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Accordingly, during the three and six month periods ended July 2, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month periods ended July 2, 2006, has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and six month periods ended July 2, 2006 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 2, 2006	July 2, 2006
Cost of revenues	$72	$110
Selling, general and administrative	925	2,811
	$997	$2,921

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $3.1 million of excess tax benefits for the six months ended July 2, 2006, has been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the six month periods ended July 2, 2006 and July 3, 2005, was $4.3 million and $7.7 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $0.4 million, and $1.1 million for the three and six month periods ended July 2, 2006, and $0.3 and $0.6 for the three and six month periods ended July 3, 2005.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	July 2, 2006	July 3, 2005
Risk-free interest rates	4.88%	3.72%
Expected lives (in years)	4.8	5.0
Expected dividend yield	0.0%	0.0%
Expected volatility	44.9%	56.0%

Our computation of expected volatility for the second quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on a group of peer stocks. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions are $12.16 and $12.89 for the three and six month periods ended July 2, 2006 and $10.26 and $10.66 for the three and six month periods ended July 3, 2005, respectively.  All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of outside directors.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied in periods prior to January 1, 2005.

	Three Months	Six Months
	Ended	Ended
	July 3, 2005	July 3, 2005
Net earnings as reported	$12,068	$15,548
Add: stock compensation expense recorded under the intrinsic value method, net of tax effect	584	1,068
Less: pro forma stock compensation expense computed under the fair value method, net of tax effect	(1,308)	(2,592)

Pro forma net earnings	$11,344	$14,024

Net earnings per share as reported:
Basic	$0.20	$0.25
Diluted	$0.19	$0.25

Pro forma net earnings per share:
Basic	$0.18	$0.23
Diluted	$0.18	$0.22

Our 2001, 1999 and 1997 Stock Incentive Plans and the our 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of July 2, 2006, there were 536,294 options outstanding that were granted under the 1997 Plan before it was frozen.

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

As of July 2, 2006 there were 2,470,355 shares available for grant under our Stock Incentive Plans and DSOPs. The following table summarizes changes in options outstanding and exercisable under our stock award plans:

		Average
	Number	Exercise Price	Remaining	Intrinsic
	of Shares	Per Share	Term	Value
			(in years)	(in millions)
Stock Options
Nonvested balance at December 31, 2005	3,218,926	$13.35
Granted	568,250	28.31
Exercised	(404,125)	10.74
Forfeited	(26,966)	18.97
Canceled	(5,800)	15.19
Outstanding balance at July 2, 2006	3,350,285	16.14	6.46	$79.1
Exercisable at July 2, 2006	2,023,157	13.54	4.98	46.9

As of July 2, 2006, there was $8.8 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3 years and 0 months.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	86,070	11.52
Granted	89,088	27.25
Vested	(66,802)	9.14
Forfeited	(3,387)	19.39
Nonvested balance at July 2, 2006	104,969	26.13

The fair value of each restricted stock award (RSA) is the market price of our stock on the date of grant. The total intrinsic value of RSA’s vested during the three and six months ended July 2, 2006, and July 3, 2005, was $1.2 and $ 1.8 million, and $ 1.2 and $ 2.6 million, respectively. As of July 2, 2006, there was $ 2.7 million of total unrecognized compensation cost related to non-vested RSA’s. That cost is expected to be recognized over a weighted average period of 1 year and 1 month.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period (generally 32 months) using the straight line method.  Total compensation expense related to performance stock awards was $ 0.8 and $ 1.5, for the three and six month periods ended July 2, 2006 and $0.3 and $0.6 for the three and six month periods ended July 3, 2005, respectively.

We administer the Employee Stock Purchase Plan under which 5.0 million shares are reserved for issuance. Employees with three months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $21,250 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on the first day of the quarter and ends on the last day of the quarter. The stock purchase rights are used to purchase the common stock of Intermec at 85 percent of the fair market value of a share as of the grant date applicable to the participant. We treat this expense as compensation.

4.                          Inventories

Inventories comprise the following (thousands of dollars):

	July 2,	December 31,
	2006	2005
Raw materials	$55,394	$50,505
Work in process	739	705
Finished goods	48,495	30,878

Inventories	$104,628	$82,088

5.                          Notes Receivable

In connection with the sale of Cincinnati Lamb, we received a $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (8.33% as of July 2, 2006) with interest payable quarterly. Principal payments on the note are due beginning April 2007, in six semiannual installments of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of July 2, 2006, the estimated fair value of the note is $10.9 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our consolidated balance sheet as of July 2, 2006, classifies the $10.9 million note receivable as other current assets and other assets.

As part of the sale of Landis Grinding Systems we received a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company. As of July 2, 2006, the estimated fair value of the note is $9.6 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.94% as of July 2, 2006). This long-term note receivable is included in other assets on our balance sheet.

6.                          Long-term Debt and Interest, net

Intermec has a secured long-term revolving credit facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, Intermec had borrowing capacity at July 2, 2006, of $18.1 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2006, and as of July 2, 2006, no borrowings were outstanding under this facility. As of July 2, 2006, we were in compliance with all financial covenants of this agreement.

We have $100.0 million of ten-year senior unsecured debt outstanding as of July 2, 2006. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%. In March 2005, we retired the $100.0 million of seven-year notes, which were entered into in March, 1998.

Interest income (expense) comprises the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Interest income	$3,979	$1,351	$7,339	$3,153
Interest expense	2,213	2,471	4,429	6,399
Net interest income (expense)	$1,766	$(1,120)	$2,910	$(3,246)

We also have letter-of-credit reimbursement agreements totaling $13.2 million at July 2, 2006, compared to $25.8 million at December 31, 2005. As of July 2, 2006, $7.9 million of the agreements related to performance on contracts with current customers and vendors, and $4.1 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $1.4 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. We are indemnified by the purchaser of the Cincinnati Lamb operations on the $4.1 million of letter-of-credit agreements related to Cincinnati Lamb and the beneficiary of a backup letter-of-credit in the aggregate amount of $0.6 million issued pursuant to the terms of the sale.

We believe it is not practicable to estimate fair values of these instruments and consider the risk of non-performance on the contracts to be remote. We are indemnified by the purchaser of the Landis operations on the $1.3 million letter-of-credit agreement to Landis.

7.                          Discontinued Operations

During 2005, we completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The loss from discontinued operations for the three and six month periods ended July 2, 2006, include period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated purchase price adjustment, net of tax benefits.

The loss from discontinued operations for the three and six month periods ended July 3, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

8.                          Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of Intermec or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. The total cost of closing the design centers in Sweden and the elimination of 65 positions in Sweden is estimated to be $4.5 million. The estimated restructuring costs include $2.8 million of employee termination expense, facility closure costs of $1.4 million non-cash, asset impairment expense of $0.1 million and other related costs of $0.2 million. During the six months ended July 2, 2006, we have already recorded restructuring charges of $2.3 million, mostly employee termination costs, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), and anticipate that the majority of  the remaining unrecognized restructuring costs will be recognized over the last 2 quarters of 2006.

9.                          Intellectual Property Settlement

During the first quarter of 2006, we received compensation in relation to a settlement of a patent dispute regarding certain of Intermec’s intellectual property (“IP”). Intermec’s patents involved its smart battery management technology in which a portable computer incorporates a rechargeable battery that uses a processor chip to communicate data to the portable computer so that the computer can monitor and regulate battery use. The effective date of this settlement was February 27, 2006, and the terms are confidential. The operating profit from this settlement, net of attorneys fees and costs, is $16.5 million for the first quarter of 2006. IP settlement compensation of  $23.0 million is classified as revenue and $6.5 million of  related legal costs are classified as cost of intellectual property settlement in our consolidated statements of operations.

10.                   Provision for Income Taxes

The tax provision for the three and six month periods ended July 2, 2006, reflects an effective tax rate for continuing operations of 37.4% and 29.1% respectively, compared to a U.S. statutory rate of 35%. The tax provision was reduced by $2.2 million primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

The tax provision for the three and six month periods ended July 3, 2005 reflects an effective tax rate for continuing operations of 32.4% and 32.3% compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

11.                   Shares Used in Computing Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock, unvested performance stock awards and outstanding stock options using the “treasury stock” method.

	Three months Ended
	July 2,	July 3,
	2006	2005
Weighted average common shares — Basic	63,252,443	61,360,586
Dilutive effect of unvested restricted shares and stock options	1,276,159	1,407,696
Weighted average shares — Diluted	64,528,602	62,768,282

	Six months Ended
	July 2,	July 3,
	2006	2005
Weighted average common shares — Basic	63,138,099	61,228,208
Dilutive effect of unvested restricted shares and stock options	1,427,263	1,563,680
Weighted average shares — Diluted	64,565,362	62,791,888

Our employees and directors held options to purchase 586,401 and 339,776 shares of our common stock for the three and six months ended July 2, 2006, and 136,920 and 121,710 for the three and six month periods ended July 3, 2005, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

12.                   Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R). The components of net pension and postretirement periodic benefit cost (credit) for the three and six month periods ended July 2, 2006, and July 3, 2005, are as follows (thousands of dollars):

	U.S.		Non-U.S.		Other
	Defined		Defined		Postretirement
Three Months Ended July 2, 2006,	Benefit Plans		Benefit Plans		Benefit Plans
and July 3, 2005:	2006	2005	2006	2005	2006	2005
Service Cost	$1,741	$2,406	$273	$850	$4	$33
Interest Cost	2,988	2,520	552	1,157	66	166
Expected return on plan assets	(2,508)	(2,506)	(756)	(1,034)	—	—
Amortization and deferrals:
Transition asset	—	—	(39)	(85)	—	—
Actuarial loss	1,241	850	112	246	28	16
Prior service cost (benefit)	177	179	—	—	—	—
Curtailment loss (gain)	—	—	—	—	—	—
Settlement gain	—	—	—	—	—	—
Special termination benefits	675	—	—	—	—	—
Net pension and postretirement periodic benefit cost	$4,314	$3,449	$142	$1,134	$98	$215

			Non-U.S.		Other
	U.S. Defined		Defined		Postretirement
Six Months Ended July 2, 2006,	Benefit Plans		Benefit Plans		Benefit Plans
and July 3, 2005:	2006	2005	2006	2005	2006	2005
Service Cost	$3,482	$4,810	$536	$2,119	$8	$67
Interest Cost	5,976	5,040	1,083	3,705	132	1,229
Expected return on plan assets	(5,016)	(5,012)	(1,483)	(3,680)	—	—
Amortization and deferrals:
Transition asset	—	—	(77)	(172)	—	—
Actuarial loss	2,480	1,700	220	761	55	340
Prior service cost (benefit)	354	358	—	—	—	(598)
Curtailment loss (gain)	—	57	—	(5,396)	—	(12,274)
Settlement gain	—	—	—	(332)	—	(21,090)
Special termination benefits	1,350	264	—	—	—	—
Net pension and postretirement periodic benefit cost	$8,626	$7,217	$279	$(2,995)	$195	$(32,326)

Effective June 30, 2006, we amended our Financial Security and Savings Program, Pension Plan, Restoration Plan and Supplemental Executive Retirement Plan (collectively, the “U.S. Defined Benefit Plans”). The effect of these amendments was to “freeze” benefit accruals under the U.S. Defined Benefit Plans and to fully vest benefits under the U.S. Defined Benefit Plans, except for the Nonqualified SERP, as of June 30, 2006, for most participants. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), the effects of these amendments require a new measurement date. The impact of the related curtailments will be reflected in our third quarter, as a result of the three month lag period utilized by us for measuring pension obligations, and the change in our ongoing expense will be realized across the balance of our measurement year.

Our pre-tax loss on the sale of Cincinnati Lamb in the first six months of 2005 takes into consideration the curtailment and settlement gains totaling $39.1 million, comprising $33.4 million relating to the postretirement benefit plans, and

$5.7 million relating to the Non-U.S. Defined Benefit Plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer. In addition, the pre-tax loss on the sale of Cincinnati Lamb includes a loss of $12.9 million representing the cumulative adjustment to recognize the minimum pension liability of our Non-U.S. defined benefit plans, which prior to the sale, had been deferred in the other comprehensive loss component of shareholders’ investment in our consolidated balance sheets.

During the six months ended July 2, 2006, we contributed approximately $3.2 million to our pension and other postretirement benefit plans, comprising $1.2 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.1 million in matching contributions to our 401(k) plan, $0.8 million in contributions to our foreign pension plans, and $0.1 million in benefits paid pertaining to our other postretirement benefits plans. We expect to contribute an additional $2.6 million to these plans during the remainder of 2006, of which $ 0.9 million relates to benefit payments on our unfunded U.S. defined benefit plans, $0.6 million in matching contributions to our 401(k) plan, $0.6 million in contributions to our foreign pension plans and $0.5 million in benefit payments pertaining to our other postretirement benefit plans.

13.                   Comprehensive Earnings

Our comprehensive earnings comprise the following (thousands of dollars):

	Three Months Ended
	July 2,	July 3,
	2006	2005
Net earnings	$10,356	$12,068
Change in equity due to foreign currency translation adjustments	2,722	(8,156)
Change in equity due to minimum pension liability adjustment	—	—
Unrealized gain on cash flow hedges	—	79
Comprehensive earnings	$13,078	$3,991

	Six Months Ended
	July 2,	July 3,
	2006	2005
Net earnings	$24,347	$15,548
Change in equity due to foreign currency translation adjustments	3,814	(22,376)
Change in equity due to minimum pension liability adjustment		9,144
Unrealized gain on cash flow hedges	—	79
Comprehensive earnings	$28,161	$2,395

Foreign currency translation adjustments for the six months ended July 3, 2005, in the above table include a credit balance cumulative translation adjustment of $8.3 million which was reclassified from OCI to net earnings as a result of the Cincinnati Lamb sale.

14.                   Segment Reporting

During the first quarter of 2006, we integrated the corporate expense into our Products and Service segments. Intrasegment transactions have been eliminated and there are no material intersegment transactions. It is not practicable to segregate operating profit, capital expenditures, depreciation and amortization expense or total assets into our Product and Service segments,  therefore in aggregate this information is available in our consolidated financial statements. The following table sets forth our operations by reportable segments (thousands of dollars):

	Three Months Ended
	July 2,	July 3,
	2006	2005
Revenues
Product	$192,440	$181,007
Service	38,997	36,452
Total revenues	$231,437	$217,459
Gross profit
Product	$76,039	$79,053
Service	17,584	15,368
Total gross profit	$93,623	$94,421

Operating profit from continuing operations
Total operating profit from continuing operations	$13,992	$18,644

	Six Months Ended
	July 2,	July 3,
	2006	2005
Revenues
Product	$381,790	$342,950
Service	76,478	71,004
Total revenues	$458,268	$413,954

Gross profit
Product	$158,313	$148,219
Service	32,204	29,034
Total gross profit	$190,517	$177,286

Operating profit from continuing operations
Total operating profit from continuing operations	$31,986	$28,735

15.                   Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder of Intermec, owning approximately 20% of our outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to contract with our subsidiary to develop the software for the next generation of Life and Health Insurance’s handheld computers. In the three and six month periods ended July 2, 2006, and July 3, 2005, we did not recognize any revenues from this arrangement.

16.                   Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty accrual included in current liabilities (thousands of dollars):

Beginning balance January 1, 2006	$5,514
Payments	(1,830)
Increase in liability (new warranties issued)	2,149
Ending Balance July 2, 2006	$5,833

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that Intermec estimate and record the fair value of guarantees as a liability. We do not believe we have any significant exposure related to such guarantees and therefore have not recorded a liability as of July 2, 2006, or December 31, 2005. We have not made any significant indemnification payments as a result of these clauses, nor do we believe the fair value of any of these guarantees has a material effect on our financial position or results of operations.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or by the creation of significant legal or other expenses related to such matters.

On March 10, 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with us to supply laser scan engines and stopped shipping laser scan engines to us. On March 10, 2005, Symbol also filed a lawsuit against us in the United States District Court for the District of Delaware seeking a declaratory judgment that its termination of the OEM agreement is lawful (the “Contract Case”). We believe that the termination of the OEM agreement by Symbol has not had a material adverse effect on our operations.

In addition, on March 11, 2005, Symbol announced that it had filed a lawsuit against us on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patents (the “Wireless Case”). On March 23, 2005, we filed an answer to Symbol’s complaint and filed counterclaims against Symbol for infringing our wireless access, terminal and software patents. We simultaneously filed our answer to Symbol’s declaratory judgment action in the Contract Case and filed counterclaims against Symbol for breach of the OEM agreement.

On July 28, 2005, Symbol announced that it had filed a lawsuit against us in the United States District Court for the Western District of Wisconsin for infringing Symbol’s barcode decoding patents (the “Decoding Case”). On July 14, 2005, in response to a motion we filed, the Decoding Case was transferred to the United States District Court for the District of Delaware. That case was consolidated for purposes of discovery with the Wireless Case. We denied liability in the Decoding Case, and pursuant to the standstill agreement discussed below, we retained the right to file counterclaims against Symbol in the Decoding Case.

On June 30, 2005, we filed a complaint with the U.S. International Trade Commission (the “ITC”) alleging that Symbol was illegally importing products that infringe our patents that cover pocket-sized handheld computing devices, modular handheld computing devices and recharging and data exchanging cradles (the “ITC Case”). On July 29, 2005, the ITC voted to investigate our allegations against Symbol. Pursuant to the standstill agreement, discussed below, we asked the ITC to dismiss and close the investigation. On September 26, 2005, in response to our request, the Administrative Law Judge terminated the investigation. On October 12, 2005, the ITC entered a Notice Not to Review the Order terminating the investigation.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases)  sought the ITC’s permission to dismiss the ITC action and agreed to postpone filing any new patent infringement law suits against each other.   The ITC agreed to dismiss the ITC case and the United States District Court for the District of Delaware granted the scheduling changes required to effectuate the standstill agreement of the parties.

On July 18, 2006, we issued a joint press release with Symbol announcing the settlement of the parties’ remaining pending intellectual property disputes (the “2006 Settlement Agreement”).  Under the 2006 Settlement Agreement, we and Symbol have cross-licensed certain patents, have entered into four-year covenants not to sue with respect to remaining patents, and have released patent infringement damage claims that may have existed on the settlement date or may arise before the covenants expire. We also agreed to dismiss without prejudice all claims in the Wireless Case and the Decoding Case.  The specific terms of the 2006 Settlement Agreement are confidential.

Earlier, in September 2005, we and Symbol resolved the portion of the dispute that concerned radio frequency identification (RFID). At that time, Symbol joined our Rapid Start RFID intellectual property licensing program by entering into an RFID cross-license agreement. That 2005 cross-license agreement, which is unchanged by the 2006 Settlement Agreement, gave Symbol access to our RFID IP and gave us access to Symbol’s RFID IP.

17.                   Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed standard that, if enacted in its current form, would make a significant change to existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. The proposed standard would be effective for year ends starting after December 15, 2006, and would require adoption on a retrospective basis. The proposed standard has not yet completed the FASB’s process for review and enactment, and therefore the final provisions of the standard and its effects on our financial statements, if and when it is issued, are not yet known.

In response to the public’s concern over the adequacy of pension plan funding, Congress has been drafting legislation to address the amount of annual contributions that companies are required to pay into their pension funds. Both the Senate and the House of Representatives have passed their own versions of a pension funding bill and those bills are currently in conference. It is expected that the conference process will produce compromises and changes in the Senate and House bills, and ultimate passage of a bill is uncertain. This uncertainty makes it difficult to quantify the potential impact to our pension funding.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

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

Forward-looking statements are not guarantees of future performance. A number of factors can impact our business and determine whether Intermec can or will achieve any forward-looking statement made in this report. Any one of these factors could cause Intermec’s actual results to differ materially from those discussed in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com.

Readers of this report are encouraged to review the Risk Factors portion of Part II, Item 1A of this filing which discusses the risk factors associated with our business.

Overview

Continuing Operations

Effective January 1, 2006, we changed our name from UNOVA, Inc. to Intermec, Inc. (“Intermec”). We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products and systems, mobile computing products and systems, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and systems. Our products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning and field sales and service. We grant licenses to use portions of our intellectual property portfolio, including certain patent rights essential to and/or useful in RFID and AIDC products, and receive license fees as well as ongoing royalties based on sales by licensees. Customers for our products and services operate in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

Our strategy consists of: technology leadership in the AIDC industry; expanding, strengthening and leveraging our AIDC intellectual property portfolio; expanding and strengthening our AIDC product portfolio; providing integrated AIDC solutions; partnering with global industry leaders; achieving economies of scale and scope; profitably increasing market share; and increasing the scale of the business.

Our strategy is focused on customers in certain vertical markets, including: retailers; consumer goods manufacturers; industrial goods manufacturers; transportation and logistics providers; and government agencies.

Our strategy is also focused on certain application markets, including: warehouse and distribution center operations; retail store operations; retail store management; in-transit visibility; field service; manufacturing operations; direct store delivery; and RFID supply chain.

Discontinued Operations

In 2005, we divested our Industrial Automation Systems (IAS) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in Intermec’s consolidated financial statements and related notes. The IAS businesses are producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

Results of Operations

The following discussion compares our results of operations for the three and six months periods ended July 2, 2006, and July 3, 2005. Results from continuing operations include the operations of Intermec Technology and Corporate expenses. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (millions of dollars):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenues:
Product and Service Revenues	$231.4	$217.5	$435.3	$414.0
Intellectual property settlements	—	—	23.0	—
Total Revenues	231.4	217.5	458.3	414.0

Costs and Expenses:
Cost of product and service revenues	137.8	123.1	261.3	236.7
Cost of intellectual property settlements	—	—	6.5	—
Selling, general and administrative	78.5	75.8	156.3	148.6
Restructuring charge	1.1	—	2.2	—
Total Costs and Expenses	217.4	198.9	426.3	385.3

Operating Profit from
Continuing Operations	14.0	18.6	32.0	28.7

Gain on sale of investments	2.3	—	2.3	—
Interest, net	1.8	(1.1)	2.9	(3.2)

Earnings from Continuing
Operations before Income Taxes	18.1	17.5	37.2	25.5

Provision for Income Taxes	6.8	5.6	10.8	8.2

Earnings from Continuing
Operations, net of tax	11.3	11.9	26.4	17.3

Earnings (Loss) from Discontinued
Operations, net of tax	(0.9)	0.2	(2.0)	(1.7)

Net Earnings	$10.4	$12.1	$24.4	$15.6

Revenues

Revenues by category and as a percentage of related revenues from continuing operations for the three and six month periods ended July 2, 2006, and July 3, 2005, were as follows (millions of dollars):

	Three Months Ended
	July 2, 2006		July 3, 2005
		Percent of		Percent of		Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues:
Product	$192.4	83.1%	$181.0	83.2%	$11.4	6.3%
Service	39.0	16.9%	36.5	16.8%	2.5	7.0%
Intellectual Property Settlement	—	—%	—	—%	—
Total Revenues	$231.4	100.0%	$217.5	100.0%	$13.9	6.4%

Quarterly revenue growth of 6.4% was primarily attributable to Systems and Solutions revenue growth of 9.1% compared to the prior year period. Product revenues for the three months ended July 2, 2006, increased 6.3% compared with the corresponding prior-year period as a result of the strong Systems and Solutions revenue growth partially offset by the 2.8% decrease for Printer/Media products. Service revenue increased 7.0% over the corresponding prior-year period principally from an increase in professional services and the technical engineering services for government contracts, as a result of AIT III. Geographically, products and service revenue in North America rose 7.8% over the corresponding prior-year period, Europe, Middle East and Africa increased 3.2%, and the rest of the world increased 8.8%

	Six Months Ended
	July 2, 2006		July 3, 2005
		Percent of		Percent of		Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues:
Product	$358.8	78.3%	$343.0	82.9%	$15.8	4.6%
Service	76.5	16.7%	71.0	17.1%	5.5	7.7%
Intellectual Property Settlement	23.0	5.0%	—	—%	23.0	100.0%
Total Revenues	$458.3	100.0%	$414.0	100.0%	$44.3	10.7%

The six month revenue growth of 10.7% was primarily attributable to the intellectual property settlement of $23.0 million and Systems and Solutions revenue growth of 8.3% compared to the prior year period. Product revenues for the six months ended July 2, 2006, increased 4.6% compared with the corresponding prior-year period as a result of the strong Systems and Solutions revenue growth partially offset by the 6.3% decrease for Printer/Media products. Service revenue increased 7.7% over the corresponding prior-year period principally from an increase in professional services and the technical engineering services for government contracts, as a result of AIT III. Geographically, products and service revenue in North America rose 12.9% over the corresponding prior-year period, offsetting decreases of 6.8% in Europe, Middle East and Africa, the rest of the world increased 0.1%.

Our operating results for the six months ended July 2, 2006, include $23.0 million of revenue and $16.5 million of operating profit from compensation related to a settlement regarding certain of the our intellectual property (“IP Settlement”). This represents the last of the laptop computer manufacturers to settle with us regarding battery power-management patents.

Gross Profit

Gross profit and gross margin by revenue category for the three and six month periods ended July 2, 2006, and July 3, 2005, were as follows (millions of dollars):

	Three Months Ended
	July 2, 2006		July 3, 2005
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Product	$76.0	39.5%	$79.0	43.6%
Service	17.6	45.1%	15.4	42.2%
Intellectual Property Settlement	—	—%	—	—
Total Gross Profit and Gross Margin	$93.6	40.4%	$94.4	43.4%

The total gross profit for the three months ended July 2, 2006 decreased $0.8 million compared to the corresponding prior-year period.  Product gross margin for the quarter ended July 2, 2006 decreased 4.1 percentage points. The reduction in product gross margin is due to an increase in mix of lower margin enterprise business, the mix in the various sales regions, and lower margins in printer/media.  The lower margins in printer/media were driven by a change in printer mix to more portable printers, higher freight costs and an increase in media raw materials.

	Six Months Ended
	July 2, 2006		July 3, 2005
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Product	$141.8	39.5%	$148.3	43.2%
Service	32.2	42.1%	29.0	40.8%
Intellectual Property Settlement	16.5	71.9%	—	—
Total Gross Profit and Gross Margin	$190.5	41.6%	$177.3	42.8%

Gross profit for the six months ended July 2, 2006, includes $16.5 million from compensation related to the IP settlement.  The total gross profit for the six months ended July 2, 2006, increased $13.2 million, or 7.4% compared to the corresponding prior-year period. The increase in gross profit primarily results from the $16.5 million in gross profit from the intellectual property settlement partially offset by the reduction in product related gross profit. Product gross margin for the quarter ended July 2, 2006, decreased by 3.7%. The reduction in product gross margin is due to the an increase in mix of lower margin enterprise business, the mix in the various sales regions, and lower margins in printer/media.  The lower margins in printer/media were driven by a change in printer mix to more portable printers, higher freight costs and an increase in media raw materials.

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $78.5 million and $156.3 million for the three and six months ended July 2, 2006, respectively, compared with SG&A expenses of $75.8 million and $148.6 million for the corresponding prior-year period.  The $2.7 million increase in our SG&A expense for the second quarter 2006 compared to the prior year period is primarily attributable to $1.6 million of incremental investment in research and development activities and $0.9 million in stock option expense recognized as a result of the adoption SFAS 123(R). Our R&D expense as a percentage of product and service revenues was 7.7% for the quarter ended July 2, 2006, compared with 7.4% for the corresponding prior-year period.

The $7.7 million increase in SG&A for the six months ended July 2, 2006, reflects incremental R&D investment of  $4.0 million and $2.8 million of incremental expense related to stock options and the employee stock purchase plan related to the adoption of SFAS No. 123(R), Share-Based Payment.

Restructuring Charge

In March 2006, we announced our plan to close design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of Intermec or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to anticipated cost savings, this realignment of resources is expected to result in a significant increase in new product development capacity. The total cost of closing the design centers in Sweden and the elimination of approximately 65 positions in Sweden is estimated to be approximately $4.5 million. Estimated restructuring costs include employee severance, facility closure and other exit costs. We recorded a restructuring charge of $1.1 million and $2.3 million for employee termination costs for the three and six months ended July 2, 2006. We anticipate the majority of the remaining restructuring costs will be recognized over the remainder of 2006. Intermec estimates that the savings from these restructuring activities will begin in the fourth quarter of 2006, and reach its estimated annual pre-tax savings of $8 million by the first quarter of 2007.

Operating Profit

Our operating profit from continuing operations for the three months ended July 2, 2006 decreased $4.7 million compared to the corresponding prior year period. Gross profit from the increase in product and service revenue was offset by lower gross margins for related revenue.

Operating profit for the six months ended July 2, 2006 increased $3.3 million, or 11.3%, compared with the corresponding prior-year period. The $16.5 million of operating profit from the IP settlement in the first quarter of 2006 was partially offset by a $7.7 million increase in SG&A expense and the $2.3 million of restructuring charges related to the closure of the Swedish design centers.

Interest, Net

Net interest income was $1.8 million and $2.9 million for the three and six months ended July 2, 2006, respectively, compared to interest expense of $1.1 million and $3.2 million for the corresponding prior-year period. The improvement in net interest reflects the reduction in the outstanding debt balance, the increase in average cash, cash equivalent and short-term investment balances as well as higher investment returns.

Provision for Income Taxes

The tax provision for the three and six month periods ended July 2, 2006, reflects an effective tax rate for continuing operations of 37.4% and 29.1%, respectively, compared to a U.S. statutory rate of 35%. The tax provision was primarily reduced by $2.2 million due to the favorable conclusion of a Canadian tax audit in the first quarter of 2006.

The tax provision for the three and six months ended July 3, 2005, reflects an effective tax rate for continuing operations of 32.4% and 32.3%, respectively compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to favorable foreign currency exchange variance associated with foreign tax contingency accruals.

Loss from Discontinued Operations

During 2005, we completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005, and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The loss from discontinued operations for the three and six months ended July 2, 2006, include period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the closing balance sheets and estimated purchase price adjustments, net of tax benefits.

The operating loss from discontinued operations for the three and six months ended July 3, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments as of July 2, 2006, totaled $322.8 million. Operating activities of continuing operations for the first six months of 2006 provided $62.4 million of cash flow, primarily due to the $24.3 million from net earnings, which includes the IP Settlement, in March 2006, and $18.6 million from the net reduction of the accounts receivable balance. Investing activities of continuing operations for the first six months of 2006 used $31.4 million primarily for the purchase of short-term investments totaling $19.7 million and $12.3 million of capital expenditures. Financing activities of continuing operations reflect the $4.3 million of proceeds from exercising stock option and of other related stock awards during the first six months of 2006.

On August 7, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange of 1934 to facilitate the repurchase of our common stock pursuant to our previously announced share repurchase authorization by our Board of Directors. The authorization from our Board of Directors allows us to repurchase up to $100 million in shares of our common stock which we initiated on August 7, 2006.

Effective June 30, 2006, we amended our Financial Security and Savings Program, Pension Plan, Restoration Plan and Supplemental Executive Retirement Plan (collectively, the “U.S. Defined Benefit Plans”). The effect of these amendments was to “freeze” benefit accruals under the U.S. Defined Benefit Plans and to fully vest benefits under the U.S. Defined Benefit Plans, except for the Nonqualified SERP, as of June 30, 2006, for most participants. We anticipate that the expense of the U.S. Defined Benefit Plans will significantly decline. We estimate the net annual reduction in retirement benefit expense to approximate $7 million. In an effort to align our compensation structure, benefit plans and programs with trends typical of our industry, we have implemented new compensation programs which offset a significant portion of the expected reduction in retirement benefit expense for the second half of 2006 and offset a proportionately smaller portion of such expense reduction in 2007.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at July 2, 2006, of $18.2 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the first six months of 2006, and as of July 2, 2006, no borrowings were outstanding under the Revolving Facility. As of July 2, 2006, we were in compliance with the financial covenants of each of these agreements.

The key terms of the Revolving Facility are as follows:

•                        Our obligation under the Revolving Facility are secured by substantially all the U.S. assets of Intermec and our U.S. subsidiaries and a pledge of 65% of the stock of certain of our foreign subsidiaries.

•                        Borrowings under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the Bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•                        The Revolving Facility places certain restrictions on the ability of Intermec and our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•                        Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

We have $100.0 million of ten-year senior unsecured debt outstanding as of July 2, 2006. Interest payments at 7.0% are due semi-annually in March and September with the principal balance due March, 2008. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, assets held for sale and available borrowings under our Revolving Facility will be sufficient to fund our  operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of July 2, 2006, have not changed materially from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of intangible assets, warranty costs, retiree medical and pension obligations, estimated net realizable value of assets held for sale and litigation loss contingencies. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of Intermec. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed standard that, if enacted in its current form, would make a significant change to existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. The proposed standard would be effective at year-end 2006 and would require adoption on a retrospective basis. The proposed standard has not yet completed the FASB’s process for review and enactment, and therefore the final provisions of the standard and its effects on our financial statements, if and when it is issued, are not yet known.

In response to the public’s concern over the adequacy of pension plan funding, Congress has been drafting legislation to address the amount of annual contributions that companies are required to pay into their pension funds. Both the Senate and the House of Representatives have passed their own versions of a pension funding bill and those bills are currently in conference. It is expected that the conference process will produce compromises and changes in the Senate and House bills, and ultimate passage of a bill is uncertain. This uncertainty makes it difficult to quantify the potential impact to our pension funding. Generally, the Senate and House bills, as drafted, would accelerate the required amount of our annual pension plan contributions, which may have a material impact on our cash flows for a few years beginning in 2008. Absent other changes, the subsequent annual funding requirements would be expected to decline in recognition of the accelerated contributions.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of July 2, 2006, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $229.8 million.

Except as noted in the preceding paragraph, as of July 2, 2006, there have been no material changes in information provided in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation our management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2006.

An evaluation was also performed under the supervision and with the participation of our management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during the last six months and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or by the creation of significant legal or other expenses related to such matters.

On March 10, 2005, Symbol Technologies, Inc. (“Symbol”) terminated its original equipment manufacturing (“OEM”) agreement with us to supply laser scan engines and stopped shipping laser scan engines to us. On March 10, 2005, Symbol also filed a lawsuit against us in the United States District Court for the District of Delaware seeking a declaratory judgment that its termination of the OEM agreement is lawful (the “Contract Case”). We believe that the termination of the OEM agreement by Symbol has not had a material adverse effect on our operations.

In addition, on March 11, 2005, Symbol announced that it had filed a lawsuit against us on March 10, 2005, in the United States District Court for the District of Delaware for infringement of certain of Symbol’s wireless technology patents (the “Wireless Case”). On March 23, 2005, we filed an answer to Symbol’s complaint and filed counterclaims against Symbol for infringing our wireless access, terminal and software patents. We simultaneously filed our answer to Symbol’s declaratory judgment action in the Contract Case and filed counterclaims against Symbol for breach of the OEM agreement.

On July 28, 2005, Symbol announced that it had filed a lawsuit against us in the United States District Court for the Western District of Wisconsin for infringing Symbol’s barcode decoding patents (the “Decoding Case”). On July 14, 2005, in response to a motion we filed, the Decoding Case was transferred to the United States District Court for the District of Delaware. That case was consolidated for purposes of discovery with the Wireless Case. We denied liability in the Decoding Case, and pursuant to the standstill agreement discussed below, we retained the right to file counterclaims against Symbol in the Decoding Case.

On June 30, 2005, we filed a complaint with the U.S. International Trade Commission (the “ITC”) alleging that Symbol was illegally importing products that infringe our patents that cover pocket-sized handheld computing devices, modular handheld computing devices and recharging and data exchanging cradles (the “ITC Case”). On July 29, 2005, the ITC voted to investigate our allegations against Symbol. Pursuant to the standstill agreement, discussed below, we asked the ITC to dismiss and close the investigation. On September 26, 2005, in response to our request, the Administrative Law Judge terminated the investigation. On October 12, 2005, the ITC entered a Notice Not to Review the Order terminating the investigation.

On September 1, 2005, the parties agreed that they would try to resolve their patent disputes through negotiation. To facilitate that effort, the parties entered into a standstill agreement pursuant to which they sought the court’s permission to postpone litigation activity in the cases pending in the U.S. District Court for the District of Delaware (the Contract, Wireless and Decoding Cases) until December 1, 2005, sought the ITC’s permission to dismiss the ITC action and agreed to postpone filing any new patent infringement law suits against each other until March 1, 2006.

The standstill agreement’s only exception to the agreed ban on new lawsuits until March 1, 2006, allowed us to file counterclaims against Symbol in the Decoding Case and to file a case in the United States District Court for the District of Delaware alleging infringement by Symbol of the patents asserted by us in the ITC case. According to the standstill agreement these permitted counterclaims and new actions had to have been filed no sooner than December 1, 2005, and no later than December 9, 2005. The parties also agreed not to pursue or seek temporary restraining orders, preliminary injunctions or ITC exclusion orders against each other for a period of two years.

The ITC agreed to dismiss the ITC case and the United States District Court for the District of Delaware granted the scheduling changes required to effectuate the standstill agreement of the parties.  Between December of 2005 and May 2006, the parties agreed to provide additional time for settlement discussions by extending the schedule set forth in the standstill agreement, with the approval of the United States District Court for the District of Delaware.

With respect to the Contract Case, the parties agreed that Symbol would dismiss without prejudice its declaratory judgment complaint and that we would dismiss without prejudice the breach of contract and patent infringement counterclaims.  If the parties had been unable to reach the settlement described below, each party would have had the right to refile those claims and counterclaims in the same court.

On July 18, 2006, we issued a joint press release with Symbol announcing the settlement of the parties’ remaining pending intellectual property disputes (the “2006 Settlement Agreement”).  Under the 2006 Settlement Agreement, we and Symbol have cross-licensed certain patents, have entered into four-year covenants not to sue with respect to remaining patents, and have released patent infringement damage claims that may have existed on the settlement date or may arise before the covenants expire. We also agreed to dismiss without prejudice all claims in the Wireless Case and the Decoding Case.  The specific terms of the 2006 Settlement Agreement are confidential.

Earlier, in September 2005, we and Symbol resolved the portion of the dispute that concerned radio frequency identification (RFID). At that time, Symbol joined our Rapid Start RFID intellectual property licensing program by entering into an RFID cross-license agreement. That 2005 cross-license agreement, which is unchanged by the 2006 Settlement Agreement, gave Symbol access to our RFID IP and gave us access to Symbol’s RFID IP.

ITEM 1A. RISK FACTORS

Readers of this Report are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Report on Form 10-Q for the period ended April 2, 2006, which could materially affect our business, financial condition or future results. The risks described in our Report on Form 10-Q for the period ended April 2, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The risk factor included in the Report on Form 10-Q for the period ended April 2, 2006 under the caption “Unfavorable results in pending patent lawsuits could have a material adverse impact on our business” is no longer applicable.  The litigation described in that risk factor has been resolved as described in this Report in Part II, “Item 1. Legal Proceedings.”

The risk factor included in the Report on Form 10-Q for the period ended April 2, 2006 under the caption “Patent litigation expense may materially impact or increase the volatility of our financial results” is restated in its entirety as follows.

•                  Patent litigation costs may materially impact or increase the volatility of our financial results. We currently, and from time to time, are involved in litigation regarding our patents and other intellectual property.  Since litigation over patents involves complex technical and economic issues, these cases can be quite expensive to prosecute or defend and it is very difficult to predict the amount or the timing of costs associated with such litigation. We generally include such costs in Selling, General and Administrative (SG&A) expense and record those expenses as they are incurred. In some periods, patent litigation expense could be a significant percentage of SG&A expense and could exhibit large fluctuations from prior periods, increasing the volatility of our SG&A expense and potentially impacting our earnings per share. In appropriate circumstances, we capitalize such costs as intangible assets.  In those situations, the expenses would be capitalized currently and amortized in future periods, affecting future reported earnings.  Also, cash payments of such costs would adversely affect our cash flow and cash positions in periods when the payments are made. In any event, there is no assurance that patent litigation will generate royalty revenue for us but, when it does, recognition of that revenue and related current period legal expenses may materially impact our results of operations, positively or negatively, increasing the volatility of our results of operations.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number of
	(a) Total		Shares Purchased as	Shares (or Approximate
	Number of	(b) Average	Part of Publicly	Dollar Value) that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
	Purchased	per Share	Programs	the Plans or Programs
January 1 to January 29, 2006	—	—	—	—
January 30 to February 26 , 2006	5,858	$30.21	—	—
February 27 to April 2, 2006	—	—	—	—
April 3 to April 30, 2006	411	26.71	—	—
May 1 to May 28, 2006	10,415	25.75	—	—
May 29 to July 2, 2006	411	23.17	—	—
Total	17,095	$27.24	—	—

The purchased shares indicated in the above table were surrendered to us to pay the exercise price in connection with the exercise of employee stock options and to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 17, 2006.

At the Annual meeting, Gregory K. Hinckley, Steven B. Sample, Oren G. Shaffer and Larry D. Yost were elected directors for three-year terms expiring on the date of the annual meeting in 2009.  The voting results are set forth below.  The directors whose terms continued after the Annual Meeting are Larry D. Brady, Stephen E. Frank, Claire W. Gargalli, Lydia H. Kennard, Allen J. Lauer, and Stephen P. Reynolds.  However, because Proposal 2 was approved by the stockholders as described below, each director must stand for election at the 2007 Annual Meeting, whether or not previously scheduled to do so.

Nominee	For	Withheld
Gregory K. Hinckley	55,326,406	640,976
Steven B. Sample	55,350,460	616,922
Oren G. Shaffer	55,290,588	676,794
Larry D. Yost	55,679,750	287,632

Proposal 2, a management proposal to approve amendments to Article X of the Company’s Certificate of Incorporation which (a) end the present three-year staggered terms of directors and instead provide for the annual election of directors, (b) eliminate the requirement that stockholder removal of a director may only be for cause, and (c) eliminate supermajority voting provisions for the removal of directors and for the amendment of these provisions, received the votes of more than 80% of Company shares outstanding.

Number of Votes
For	55,567,461
Against	352,869
Abstain	47,052
Broker non-votes	0

ITEM 6. EXHIBITS

10.1	Amended and restated 2004 Omnibus Incentive Compensation Plan

10.2	Amendment to the UNOVA, Inc. Restoration Plan

10.3	Amendment to the UNOVA, Inc. Supplemental Executive Retirement Plan

10.4	Form of Intermec Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2006.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2006.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2006.

ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Fredric B. Anderson

Fredric B. Anderson
Vice President and Controller
(Acting Chief Financial Officer)

August 9, 2006