Form 10-Q/A
period 2004-09-30
Intermec, Inc.
filed 2006-08-23
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13279

INTERMEC, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 36th Avenue West
Everett, WA
www.unova.com	98203-1264
(Address of principal executive	(Zip Code)
offices and internet site)

Registrant’s telephone number, including area code:  (425) 265-2400

Former Name:        UNOVA, INC.

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

On October 31, 2004, there were 60,863,035 shares of Common Stock outstanding, exclusive of treasury shares.

Explanatory Note:

This Amendment No. 1 to Intermec Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 is being filed solely to amend Exhibit 10.6 thereto in order to reflect a modification of certain information contained in such exhibit for which confidential treatment is being requested.

ITEM 6.     EXHIBITS

10.6

Restricted Stock Unit Agreement with Thomas O. Miller, under the 2004 Plan, dated as of May 6, 2004 (portions omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

	By	/s/ Fredric B. Anderson

Fredric B. Anderson
Vice President and Controller
(Acting Chief Financial Officer)

August 23, 2006