Form 10-Q
period 2006-10-01
Intermec, Inc.
filed 2006-11-13
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Common Stock, $0.01 par value per share	62,193,729 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2006

PART I. FINANCIAL INFORMATION

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 1,
	2006	2005	2006	2005
Revenues:
Product	$156,951	$179,640	$515,741	$522,590
Service	38,996	40,174	115,474	111,178
Intellectual property settlement	—	—	23,000	—
Total Revenues	195,947	219,814	654,215	633,768

Costs and expenses:
Cost of product revenues	98,807	107,054	315,811	301,755
Cost of service revenues	21,026	25,083	65,311	67,053
Cost of intellectual property settlement	—	—	6,462	—
Selling, general and administrative	70,573	74,143	226,862	222,691
Restructuring charge	1,758	—	4,000	—
Total costs and expenses	192,164	206,280	618,446	591,499
Operating profit from continuing operations	3,783	13,534	35,769	42,269
Gain on sale of investments	—	—	2,305	—
Interest income (expense), net	1,705	(665)	4,615	(3,911)
Earnings from continuing operations before income taxes	5,488	12,869	42,689	38,358
Provision for income taxes	2,043	1,601	12,878	9,823
Earnings before discontinued operations	3,445	11,268	29,811	28,535

Earnings (loss) from discontinued operations, net of tax	1,352	(6,697)	(667)	(8,416)

Net earnings	$4,797	$4,571	$29,144	$20,119

Basic earnings (loss) per share
Continuing operations	$0.05	$0.18	$0.47	$0.46
Discontinued operations	0.02	(0.11)	(0.01)	(0.13)
Net earnings per share	$0.07	$0.07	$0.46	$0.33

Diluted earnings (loss) per share
Continuing operations	$0.05	$0.18	$0.46	$0.45
Discontinued operations	0.02	(0.11)	(0.01)	(0.13)
Net earnings per share	$0.07	$0.07	$0.45	$0.32

Shares used in computing basic earnings (loss) per share	62,749	62,077	63,009	61,509

Shares used in computing diluted earnings (loss) per share	64,061	63,635	64,428	63,071

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	October 1.	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$218,614	$256,782
Short-term investments	19,130	—

Accounts receivable, net of allowance for doubtful accounts and sales returns of $7,728 and $8,157	158,161	180,985
Inventories	138,071	82,088
Net current deferred tax assets	47,857	100,656
Assets held for sale	8,529	8,517
Other current assets	14,177	29,468
Total current assets	604,539	658,496

Property, plant and equipment, net of accumulated depreciation of $105,790 and $99,032	41,918	30,820
Intangibles, net	5,976	6,871
Net deferred tax assets	185,373	137,578
Other assets	61,822	68,955
Total assets	$899,628	$902,720

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable and accrued expenses	$143,173	$148,731
Payroll and related expenses	26,727	31,011
Deferred revenue	46,183	38,369
Total current liabilities	216,083	218,111

Long-term deferred revenue	18,845	20,095
Long-term debt	100,000	100,000
Other long-term liabilities	86,679	88,711

Shareholders’ investment:
Common stock	634	627
Additional paid-in capital	703,316	736,224
Accumulated deficit	(215,760)	(244,903)
Accumulated other comprehensive loss	(10,169)	(16,145)
Total shareholders’ investment	478,021	475,803
Total liabilities and shareholders’ investment	$899,628	$902,720

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2006	2005

Cash and cash equivalents at beginning of period	$256,782	$217,899

Cash flows from operating activities of continuing operations:
Net earnings from continuing operations	29,811	28,535
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,818	7,504
Change in prepaid pension costs, net	3,458	7,667
Deferred taxes	7,085	7,120
Stock-based compensation and other	5,147	888
Excess tax benefits from stock-based payment arrangements	(4,183)	—
Changes in operating assets and liabilities:
Accounts receivable	22,824	(9,787)
Inventories	(55,983)	(21,604)
Other current assets	10,825	180
Accounts payable and accrued expenses	2,410	5,998
Payroll and related expenses	(3,892)	(5,002)
Other long-term liabilities	2,236	18,128
Other operating activities	2,415	(971)

Net cash provided by operating activities of continuing operations	29,971	38,656

Cash flows from investing activities of continuing operations:
Capital expenditures	(17,276)	(7,159)
Purchases of investments	(19,695)	—
Decrease in restricted cash	—	50,000
Proceeds from sales of investments	565	—
Capitalization of patent legal fees	(408)	—
Proceeds from sale of property, plant and equipment	—	6,050
Other investing activities	(128)	593

Net cash (used in) provided by investing activities of continuing operations	(36,942)	49,484

Cash flows from financing activities of continuing operations:
Repayment of long-term obligations	—	(108,500)
Excess tax benefits from stock-based payment arrangements	4,183	—
Proceeds from stock options exercised	5,819	16,373
Stock repurchase	(49,948)	—
Other financing activities	2,187	1,118

Net cash used in financing activities of continuing operations	(37,759)	(91,009)

Net cash used in continuing operations	(44,730)	(2,869)
Net cash used in operating activities of discontinued operations	—	(34,662)
Net cash provided by (used in) investing activities of discontinued operations	6,562	(806)

Resulting decrease in cash and cash equivalents	(38,168)	(38,337)

Cash and cash equivalents at end of period	$218,614	$179,562

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

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

2.                          Basis of Presentation

Our interim financial periods are based on a thirteen-week retail calendar. In the opinion of management, the accompanying balance sheets and interim statements of operations, and statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of Intermec and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in our December 31, 2005 Form 10-K.

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation. The consolidated statement of cash flows for the nine months ended October 2, 2005, reflects the reclassification of $50 million in restricted cash from financing activities to investing activities and $3.9 million of cash used in operating activities of discontinued operations was reclassified from operating activities of continuing operations.

3.                          Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method beginning January 1, 2006. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

Our consolidated financial statements for the three and nine months ended October 1, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have stock-based compensation expense recognized in the consolidated statement of operations during the third quarter of 2006, included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).

Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended October 1, 2006, is based on options ultimately expected to vest. The expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Accordingly, during the three and nine month periods ended October 1, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine month periods ended October 1, 2006, has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended October 1, 2006 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 1, 2006	October 1, 2006
Cost of revenues	$74	$184
Selling, general and administrative	762	3,573
	$836	$3,757

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R) $4.2 million of excess tax benefits for the nine months ended October 1, 2006, has been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the nine month periods ended October 1, 2006 and October 2, 2005, was $5.8 million and $16.4 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $0.3 million, and $1.4 million for the three and nine month periods ended October 1, 2006, and $0.4 million and $1.0 million for the three and nine month periods ended October 2, 2005, respectively.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	October 1, 2006	October 2, 2005
Risk-free interest rates	4.82%	4.09%
Expected lives (in years)	4.80	5.00
Expected dividend yield	0.00%	0.00%
Expected volatility	40.15%	52.94%

Our computation of expected volatility for the third quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on a group of peer stocks. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions are $11.46 and $12.80 for the three and nine month periods ended October 1, 2006 and $14.71 and $10.72 for the three and nine month periods ended October 2, 2005, respectively.  All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of outside directors.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied in periods prior to January 1, 2006.

	Three Months	Nine Months
	Ended	Ended
	October 2, 2005	October 2, 2005
Net earnings as reported	$4,571	$20,119
Add: stock compensation expense recorded under the intrinsic value method, net of tax effect	593	1,661
Less: pro forma stock compensation expense computed under the fair value method, net of tax effect	(1,485)	(4,077)

Pro forma net earnings	$3,679	$17,703

Net earnings per share as reported:
Basic	$0.07	$0.33
Diluted	$0.07	$0.32

Pro forma net earnings per share:
Basic	$0.06	$0.29
Diluted	$0.06	$0.28

Our 2001, 1999 and 1997 Stock Incentive Plans and our 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 Plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 Plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of October 1, 2006, there were 536,294 options outstanding that were granted under the 1997 Plan before it was frozen.

Incentive awards may be granted in the form of stock options with or without related stock appreciation rights, restricted stock, restricted stock units and performance units. Under the Stock Incentive Plans, stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant. The Stock Incentive Plans’ options generally vest in equal increments over five years and expire in ten years.

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) and the 1997 Director Stock Option Plan (“1997 DSOP”, collectively “DSOPs”) provide for the grant of stock options to our non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of our common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Prior to 2006, such options became fully exercisable on the first anniversary of their date of grant. Pursuant to an amendment, the grant made to the directors in January, 2006, vested immediately. Therefore, the corresponding expense was recorded in the quarter ended April 2, 2006.

As of October 1, 2006, there were 2,548,326 shares available for grant under our Stock Incentive Plans and DSOPs. The following table summarizes changes in options outstanding and exercisable under our stock award plans:

		Average
	Number	Exercise Price	Remaining	Intrinsic
	of Shares	Per Share	Term	Value
			(in years)	(in millions)
Stock Options:
Nonvested balance at December 31, 2005	3,218,926	$13.35
Granted	604,250	28.26
Exercised	(516,750)	14.41
Forfeited	(84,671)	21.17
Canceled	(7,000)	14.71
Outstanding balance at October 1, 2006	3,214,755	16.28	6.22	$84.7
Exercisable at October 1, 2006	1,925,483	13.59	4.73	50.8

As of October 1, 2006, there was $9.3 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	86,070	$11.52
Granted	109,088	27.29
Vested	(66,802)	9.14
Forfeited	(6,977)	21.94
Nonvested balance at October 1, 2006	121,379	26.40

The fair value of each restricted stock award (“RSA”) is the market price of our stock on the date of grant. The total fair value of RSA’s vested during the three and nine months ended October 1, 2006, and October 2, 2005, was $0 and $ 1.8 million, and $ 0.5 and $ 3.1 million, respectively. As of October 1, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested RSA’s. That cost is expected to be recognized over a weighted average period of 2 years.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period (generally 32 months) using the straight line method.  Total compensation expense related to performance stock awards was $ (1.3) million and $ 0.2 million, for the three and nine month periods ended October 1, 2006 and $0.6 million and $1.2 million for the three and nine month periods ended October 2, 2005, respectively.  The $ (1.3) million credit included in compensation expense for the three months ended October 1, 2006, related to a change in estimate for our performance against our performance targets.

We administer the Employee Stock Purchase Plan (“ESPP”) under which five million shares are reserved for issuance. Employees with three months of continuous service prior to an offering period are eligible to participate in the Plan. Eligible employees may elect to become participants in the Plan and may contribute up to $21,250 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on the first day of the quarter and ends on the last day of the quarter. The stock purchase rights are used to purchase the common stock of Intermec at 85 percent of the fair market value of a share as of the grant date applicable to the participant. We treat this expense as compensation. The compensation expense related to ESPP was $139,000 for the three months, and $457,000 for the nine months ended October 1,2006.

4.                          Inventories

Inventories comprise the following (in thousands of dollars):

	October 1,	December 31,
	2006	2005
Raw materials	$82,310	$50,505
Work in process	595	705
Finished goods	55,166	30,878

Inventories	$138,071	$82,088

5.                          Notes Receivable

In connection with the sale of Cincinnati Lamb, we received a $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (8.32% as of September 29, 2006) with interest payable quarterly. Principal payments on the note are due beginning April 2007, in six semiannual installments of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of October 1, 2006, the estimated fair value of the note is $11.1 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus three percent. Our consolidated balance sheet as of October 1, 2006, classifies the $11.1 million note receivable as other current assets and other assets.

As part of the sale of Landis Grinding Systems, we received a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company. As of October 1, 2006, the estimated fair value of the note is $9.6 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.55% as of September 29, 2006). This long-term note receivable is included in other assets on our balance sheet.

6.                          Long-term Debt and Interest, net

We have a secured long-term revolving credit facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at October 1, 2006, of $18.1 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2006, and as of October 1, 2006, no borrowings were outstanding under this facility. As of October 1, 2006, we were in compliance with all financial covenants under the Revolving Facility.

We have $100.0 million of ten-year senior unsecured debt outstanding as of October 1, 2006. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%. In March 2005, we retired the $100.0 million of seven-year notes, which were issued March 1998.

Interest income (expense) comprises the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Interest income	$4,178	$1,592	$11,517	$4,745
Interest expense	(2,473)	(2,257)	(6,902)	(8,656)
Net interest income (expense)	$1,705	$(665)	$4,615	$(3,911)

We also have letter-of-credit reimbursement agreements totaling $9.2 million at October 1, 2006, compared to $25.8 million at December 31, 2005. As of October 1, 2006, $7.9 million of the agreements related to performance on contracts with current customers and vendors, and $0.2 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $1.1 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. We are indemnified by the purchaser of the Cincinnati Lamb operations on the $0.2 million of letter-of-credit agreements related to Cincinnati Lamb.

We believe it is not practicable to estimate fair values of these instruments and consider the risk of non-performance on the contracts to be remote. We are indemnified by the purchaser of the Landis operations on the $1.1 million letter-of-credit agreement to Landis.

7.                          Discontinued Operations

During 2005, we completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The earnings from discontinued operations for the three month period ended October 1, 2006, and the loss from discontinued operations for the nine month period ended October 1, 2006, includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated purchase price adjustment, net of tax benefits.  Also included in the earnings from discontinued operations for the three month period ended October 1, 2006, is a $1.4 million benefit related to our true up of the tax provision.

The loss from discontinued operations for the three and nine month periods ended October 2, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

8.                          Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. The total cost of closing the design centers in Sweden and the elimination of 65 positions in Sweden is estimated to be $4.5 million. The estimated restructuring costs include $2.9 million of employee termination expense, facility closure costs of $1.3 million non-cash and other related costs of $0.3 million. During the three and nine months ended October 1, 2006, we have recorded restructuring charges of $1.8 million and $4.0 million, respectiviely.  The recorded restructuring charges primarily relate to employee termination costs and facility closure costs, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and we anticipate that the remaining unrecognized restructuring costs will be recognized during the fourth quarter of 2006.

9.                          Intellectual Property Settlement

During the first quarter of 2006, we received compensation in relation to a settlement of a patent dispute regarding certain of our intellectual property (“IP”). Our patents involved smart battery management technology in which a portable computer incorporates a rechargeable battery that uses a processor chip to communicate data to the portable computer so that the computer can monitor and regulate battery use. The effective date of this settlement was February 27, 2006, and the terms are confidential. The operating profit from this settlement, net of attorneys’ fees and costs, is $16.5 million for the first quarter of 2006. IP settlement compensation of $23.0 million is classified as revenue and $6.5 million of related legal costs are classified as cost of intellectual property settlement in our consolidated statements of operations.

10.                   Provision for Income Taxes

The tax provision for the three and nine month periods ended October 1, 2006, reflects an effective tax rate for continuing operations of 37.2% and 30.2%, respectively, compared to a U.S. statutory rate of 35%.  The effective tax rate for the three months ended October 1, 2006, reflects the U.S. statutory rate and state income tax implications.  The tax provision for the nine months ended October 1, 2006, was reduced by $2.1 million, primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

The tax provision for the three and nine month periods ended October 2, 2005, reflects an effective tax rate for continuing operations of 12.4% and 25.6% compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to a $3.7 million reduction in the foreign tax contingency accrual as a result of the resolution of a German tax audit.

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

	Three months Ended
	October 1,	October 2,
	2006	2005
Weighted average common shares — Basic	62,748,714	62,076,898
Dilutive effect of unvested restricted shares and stock options	1,312,122	1,557,960
Weighted average shares — Diluted	64,060,836	63,634,858

	Nine months Ended
	October 1,	October 2,
	2006	2005
Weighted average common shares — Basic	63,008,778	61,509,047
Dilutive effect of unvested restricted shares and stock options	1,418,883	1,561,772
Weighted average shares — Diluted	64,427,661	63,070,819

Our employees and directors held options to purchase 599,901 and 426,484 shares of our common stock for the three and nine months ended October 1, 2006, and 81,140 for the nine month period ended October 2, 2005, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation.  These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.  There were no antidilutive options held for the three month period ended October 2, 2005.

An authorization from our Board of Directors allows us to repurchase up to $100 million in shares of our common stock.  On August 7, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the previously announced share repurchase authorization by our Board of Directors.  For the nine months ended October 1, 2006, we have repurchased $49.9 million in shares of our common stock.  On November 3, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the same, previously announced share repurchase authorization.

12.                   Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R). The components of net pension and postretirement periodic benefit cost (credit) for the three and nine month periods ended October 1, 2006, and October 2, 2005, are as follows (in thousands of dollars):

	U.S.		Non-U.S.		Other
	Defined		Defined		Postretirement
Three Months Ended October 1, 2006,	Benefit Plans		Benefit Plans		Benefit Plans
and October 2, 2005:	2006	2005	2006	2005	2006	2005
Service Cost	$1,741	$1,701	$281	$827	$4	$33
Interest Cost	2,988	2,407	567	1,126	66	166
Expected return on plan assets	(2,508)	(2,537)	(777)	(1,006)	—	—
Amortization and deferrals:
Transition asset	—	—	(40)	(82)	—	—
Actuarial loss	1,241	765	115	239	27	17
Prior service cost (benefit)	177	161	—	—	—	—
Curtailment loss (gain)	(2,146)	—	—	—	—	—
Settlement gain	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Net pension and postretirement periodic benefit cost	$1,493	$2,497	$146	$1,104	$97	$216

			Non-U.S.		Other
	U.S. Defined		Defined		Postretirement
Nine Months Ended October 1, 2006,	Benefit Plans		Benefit Plans		Benefit Plans
and October 2, 2005:	2006	2005	2006	2005	2006	2005
Service Cost	$5,223	$6,511	$817	$2,946	$12	$100
Interest Cost	8,964	7,447	1,650	4,831	198	1,395
Expected return on plan assets	(7,524)	(7,549)	(2,260)	(4,686)	—	—
Amortization and deferrals:
Transition asset	—	—	(117)	(254)	—	—
Actuarial loss	3,721	2,465	335	1,000	82	357
Prior service cost (benefit)	531	519	—	—	—	(598)
Curtailment loss (gain)	(2,146)	57	—	(5,396)	—	(12,274)
Settlement gain	—	—	—	(332)	—	(21,090)
Special termination benefits	1,350	264	—	—	—	—
Net pension and postretirement periodic benefit cost	$10,119	$9,714	$425	$(1,891)	$292	$(32,110)

Effective June 30, 2006, we amended our Financial Security and Savings Program, Pension Plan, Restoration Plan and Supplemental Executive Retirement Plan (collectively, the “U.S. Defined Benefit Plans”). The effect of these amendments was to “freeze” benefit accruals under the U.S. Defined Benefit Plans and to fully vest benefits under the U.S. Defined Benefit Plans, except for the Nonqualified SERP, as of June 30, 2006, for most participants. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), the effects of these amendments require a new measurement date. The impact of the related curtailments reflected in the third quarter of 2006 was $2.1 million as a result of the three month lag period utilized by us for measuring pension obligations.

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

During the nine months ended October 1, 2006, we contributed approximately $4.9 million to our pension and other postretirement benefit plans, comprising $1.9 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.9 million in matching contributions to our 401(k) plan, $1.0 million in contributions to our foreign pension plans, and $0.1 million in benefits paid pertaining to our other postretirement benefits plans. We expect to contribute an additional $2.8 million to these plans during the remainder of 2006, of which $ 1.2 million relates to benefit payments on our unfunded U.S. defined benefit plans, $0.7 million in matching contributions to our 401(k) plan, $0.4 million in contributions to our foreign pension plans and $0.5 million in benefit payments pertaining to our other postretirement benefit plans.

13.                   Comprehensive Earnings

Our comprehensive earnings comprise the following (in thousands of dollars):

	Three Months Ended
	October 1,	October 2,
	2006	2005
Net earnings	$4,797	$4,571
Change in equity due to foreign currency translation adjustments	434	(668)
Change in equity due to minimum pension liability adjustment	1,727	—
Unrealized loss on cash flow hedges	—	(34)
Comprehensive earnings	$6,958	$3,869

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Net earnings	$29,144	$20,119
Change in equity due to foreign currency translation adjustments	4,248	(23,044)
Change in equity due to minimum pension liability adjustment	1,727	9,144
Unrealized gain on cash flow hedges	—	45
Comprehensive earnings	$35,119	$6,264

Foreign currency translation adjustments for the nine months ended October 2, 2005, in the above table, include a credit balance cumulative translation adjustment of $8.3 million which was reclassified from OCI to net earnings as a result of the Cincinnati Lamb sale.

14.                   Segment Reporting

During the first quarter of 2006, we integrated the corporate expense into our Products and Service segments. Intrasegment transactions have been eliminated and there are no material intersegment transactions. It is not practicable to segregate operating profit, capital expenditures, depreciation and amortization expense or total assets into our Product and Service segments,  therefore, in aggregate this information is available in our consolidated financial statements. The following table sets forth our operations by reportable segments (in thousands of dollars):

	Three Months Ended
	October 1,	October 2,
	2006	2005
Revenues
Product	$156,951	$179,640
Service	38,996	40,174
Total revenues	$195,947	$219,814
Gross profit
Product	$58,144	$72,586
Service	17,970	15,091
Total gross profit	$76,114	$87,677

Operating profit from continuing operations
Total operating profit from continuing operations	$3,783	$13,534

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Revenues
Product	$538,741	$522,590
Service	115,474	111,178
Total revenues	$654,215	$633,768

Gross profit
Product	$216,468	$220,835
Service	50,163	44,125
Total gross profit	$266,631	$264,960

Operating profit from continuing operations
Total operating profit from continuing operations	$35,769	$42,269

15.                   Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder of Intermec, owning approximately 20% of our outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to contract with our subsidiary, Intermec Technology, to develop the software for the next generation of Life and Health Insurance’s handheld computers. For the three and nine month periods ended October 1, 2006, we did not recognize any revenues from this arrangement.  For the three and nine month periods ended October 2, 2005, we recognized $2.0 million and $2.2 million in revenues from Unitrin, respectively.  We also recorded $0.3 million of deferred service revenue from Unitrin during the three and nine months ended October 2, 2005.  We believe that the prices of goods and services sold to Unitrin are comparable to those received from unaffiliated third parties.

16.                   Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty accrual included in current liabilities (in thousands of dollars):

Beginning balance January 1, 2006	$5,542
Payments	(5,727)
Increase in liability (new warranties issued)	6,425
Ending Balance October 1, 2006	$6,240

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that we estimate and record the fair value of guarantees as a liability. We do not believe we have any significant exposure related to such guarantees and therefore have not recorded a liability as of October 1, 2006, or December 31, 2005. We have not made any significant indemnification payments as a result of these clauses, nor do we believe the fair value of any of these guarantees has a material effect on our financial position or results of operations.

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

17.                   Recent Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007.  We are currently evaluating the impact this Bulletin might have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently in the process of determining the impact of this Statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement requires employers to recognize in their balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The recognition provisions of this Statement are effective for fiscal years ending after December 15, 2006, however, early application is encouraged. The measurement provision of this Statement will be effective for fiscal years beginning after December 15, 2008. Again, early application is encouraged. We are in the process of determining the impact of this Statement on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to our ability to maintain or to improve the revenues and profits of our continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use our investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of our continuing operations and the other factors described in Part I, Item 2 and Part II, Item 1A of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or its management are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those discussed in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com.

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

Discontinued Operations

In 2005, we divested our Industrial Automation Systems (IAS) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Results of Operations

The following discussion compares our results of operations for the three and nine month periods ended October 1, 2006, and October 2, 2005. Results from continuing operations include the operations of Intermec Technology and Corporate expenses. The operating results of the IAS business are classified as discontinued operations. Results of operations were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenues:
Product and Service Revenues	$195.9	$219.8	$631.2	$633.8
Intellectual property settlements	—	—	23.0	—
Total Revenues	195.9	219.8	654.2	633.8

Costs and Expenses:
Cost of product and service revenues	119.8	132.1	381.1	368.8
Cost of intellectual property settlements	—	—	6.5	—
Selling, general and administrative	70.5	74.1	226.8	222.7
Restructuring charge	1.8	—	4.0	—
Total Costs and Expenses	192.1	206.2	618.4	591.5

Operating Profit from
Continuing Operations	3.8	13.6	35.8	42.3

Gain on sale of investments	—	—	2.3	—
Interest, net	1.7	(.7)	4.6	(4.0)

Earnings from Continuing
Operations before Income Taxes	5.5	12.9	42.7	38.3

Provision for Income Taxes	2.1	1.6	12.9	9.8

Earnings from Continuing
Operations, net of tax	3.4	11.3	29.8	28.5

Earnings (Loss) from Discontinued
Operations, net of tax	1.4	(6.7)	(0.7)	(8.4)

Net Earnings	$4.8	$4.6	$29.1	$20.1

Revenues

Revenues by category and geographic category and as a percentage of related revenues from continuing operations for the three and nine month periods ended October 1, 2006, and October 2, 2005, were as follows (in millions of dollars):

	Three Months Ended
	October 1, 2006		October 2, 2005
		Percent of		Percent of	Dollar	Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues by Category:
Product	$156.9	80.1%	$179.6	81.7%	(22.7)	(12.6)%
Service	39.0	19.9%	40.2	18.3%	(1.2)	(2.9)%
Total Revenues	$195.9	100%	$219.8	100%	(23.9)	(10.9)%

	Three Months Ended
	October 1, 2006		October 2, 2005
		Percent of		Percent of	Dollar	Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues by Geographic Region:
North America	$113.2	57.8%	$131.7	60.0%	(18.5)	(14.1)%
Europe, Middle East and Africa (EMEA)	51.5	26.3%	61.9	28.2%	(10.4)	(16.8)%
All Others	31.2	15.9%	26.2	11.8%	5.0	19.1%
Total Revenues	$195.9	100%	$219.8	100%	(23.9)	(10.9)%

The decrease in quarterly revenue of $23.9 million, or 10.9%, compared to the corresponding prior year period is primarily attributable to a 19.8% decrease in Systems and Solutions product revenue partially offset by 5.6% growth in  Printer/Media product revenue. Our analysis of the causal factors for the revenue decline suggest that the most significant factor was our announcement and availability of several new products. Three major new products were introduced at our annual customer conference in September 2006. Early market assessment would suggest that these products are expected to be well received.  We believe certain customers delayed orders to await the availability of the new products. The second factor negatively impacting revenue is the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”) which became effective July 1, 2006,  within the European Union (“EU”). The third factor which contributed to the revenue decline is the increase in competitive intensity relative to product and service programs and pricing. The 2.9% decrease in service revenue is due to a more than 50% reduction in US government service revenue as a result of program timing, partially offset by  increases in all other service revenue.

Geographically, products and service revenue in North America decreased 14.1% compared to the corresponding prior-year period primarily due to significant decreases in Systems and Solutions and Service revenue. Europe, Middle East and Africa (“EMEA”) revenue decreased 16.8% due to the decrease in Systems and Solutions product revenue. Revenue for the rest of the world increased 19.1% primarily due to a Direct Store Delivery rollout in Latin America.

For the three months ended October 1, 2006, product revenue includes sales to a significant customer representing 10.2% of total revenue.

	Nine Months Ended
	October 1, 2006		October 2, 2005
		Percent of		Percent of	Dollar	Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues by Category:
Product	$515.7	78.8%	$522.6	82.5%	(6.9)	(1.3)%
Service	115.5	17.7%	111.2	17.5%	4.3	3.9%
Intellectual Property Settlement	23.0	3.5%	—	—	23.0
Total Revenues	$654.2	100%	$633.8	100%	20.4	3.2%

	Nine Months Ended
	October 1, 2006		October 2, 2005
		Percent of		Percent of	Dollar	Percent
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues by Geographic Region:
North America	$401.4	61.4%	$367.0	57.9%	34.4	9.4%
Europe, Middle East and Africa (EMEA)	173.8	26.6%	193.0	30.5%	(19.2)	(9.9)%
All Others	79.0	12.0%	73.8	11.6%	5.2	7.0%
Total Revenues	$654.2	100%	$633.8	100%	20.4	3.2%

Revenue growth of 3.2% for the nine months ended October 1, 2006 compared to the prior  year period is primarily attributable to the intellectual property settlement revenue of $23.0 million partially offset by a 9.9% decrease in EMEA revenue. Product revenues for the nine months ended October 1, 2006, decreased 1.3% compared with the corresponding prior-year period as a result of the decline in EMEA revenue partially offset by growth of 9.4% and 7.0% in North America and the rest of world, respectively. Systems and Solutions revenue is down 2.4% compared to the prior year period as a result of related EMEA revenue decreasing 14.2%. Service revenue increased 3.9% over the corresponding prior-year period principally due to a 5.5% increase in North American service revenue.

For the nine months ended October 1, 2006, product revenue includes sales to a significant customer representing 10.6% of total revenue.

Our operating results for the nine months ended October 1, 2006, include $23.0 million of revenue and $16.5 million of operating profit from compensation related to a settlement regarding certain of the our intellectual property (“IP Settlement”). This represents the last of the laptop computer manufacturers to settle with us regarding battery power-management patents.

Gross Profit

Gross profit and gross margin by revenue category for the three and nine month periods ended October 1, 2006, and October 2, 2005, were as follows (in millions of dollars):

	Three Months Ended
	October 1, 2006		October 2, 2005
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Product	$58.1	37.0%	$72.6	40.4%
Service	18.0	46.1%	15.1	37.6%
Total Gross Profit and Gross Margin	$76.1	38.8%	$87.7	39.9%

The total gross profit for the three months ended October 1, 2006 decreased $11.6 million compared to the corresponding prior-year period.  Product gross margin for the quarter ended October 1, 2006 decreased 3.4 percentage points. The reduction in product gross margin is due to lower average selling prices, which represents more than half of the decline, with lower absorption on lower volumes, and lower margins in printer/media accounting for the other half.  The lower margins in printer/media were driven by a change in printer mix to more portable printers, higher freight costs and an increase in media raw materials.

For the quarter ended October 1, 2006, service gross margin increased 8.5 percentage points.  The increase in service gross margin is primarily due to lower operating expenses, a lower mix of US government service revenue which typically have lower margins, the recording of previously expensed service parts, a higher mix of European service sales which typically have higher margins, and improved margins in Latin America due to a higher mix of professional service sales.

	Nine Months Ended
	October 1, 2006		October 2, 2005
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Product	$199.9	38.8%	$220.8	42.3%
Service	50.2	43.4%	44.1	39.7%
Intellectual Property Settlement	16.5	71.9%	—	—
Total Gross Profit and Gross Margin	$266.6	40.8%	$264.9	41.8%

Gross profit for the nine months ended October 1, 2006, includes $16.5 million from compensation related to the IP settlement.  The total gross profit for the nine months ended October 1, 2006, increased $1.7 million compared to the corresponding prior-year period. The increase in gross profit primarily results from the $16.5 million in gross profit from the intellectual property settlement partially offset by the reduction in product related gross profit. Product gross margin for the nine months ended October 1, 2006, decreased by 3.5 percentage points. The reduction in product gross margin is due to the an increase in mix of lower margin enterprise business, the mix in the various sales regions, and lower margins in printer/media.  The lower margins in printer/media were driven by a change in printer mix to more portable printers, higher freight costs and an increase in media raw materials.

For the nine months ended October 1, 2006, service gross margin increased 3.7 percentage points.  The increase in service gross margin is primarily due to the increase in revenue, lower operating expenses, a lower mix of US government service revenue which typically have lower margins, the recording of previously expensed service parts, a higher mix of European service sales which typically have higher margins, and improved margins in Latin America due to a higher mix of professional service sales.

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $70.6 million and $226.9 million for the three and nine months ended October 1, 2006, respectively, compared with SG&A expenses of $74.1 million and $222.7 million for the corresponding prior-year period.  The $3.6 million decrease in our SG&A expense for the third quarter 2006 compared to the prior year period is primarily attributable to a $2.6 million increase in sales and marketing expense, $1.6 million of incremental investment in research and development (“R&D”) expense and $0.8 million in stock option expense recognized as a result of the adoption SFAS 123(R) offset by a $5.3 million reduction of legal costs, a $2.1 million curtailment gain from the changes to our US pension and post-retirement plans, and the recapture of $2.4 million of performance based compensation expense.  Our R&D expense as a percentage of product and service revenues was 8.8% for the quarter ended October 1, 2006, compared with 7.1% for the corresponding prior-year period.

The $4.2 million increase in SG&A for the nine months ended October 1, 2006, compared to the prior year period, reflects incremental R&D investment of $5.8 million , $3.6 million of incremental expense related to stock options and the employee stock purchase plan related to the adoption of SFAS No. 123(R), Share-Based Payment, partially offset by a $6.8 million decrease in legal expense.

Restructuring Charge

In March 2006, we announced our plan to close design centers in Goteborg and Lund, Sweden. The activities currently assigned to the design centers in Sweden will be reassigned to other parts of Intermec or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to anticipated cost savings, this realignment of resources is expected to result in a significant increase in new product development capacity. The total cost of closing the design centers in Sweden and the elimination of approximately 65 positions in Sweden is estimated to be approximately $4.5 million. Estimated restructuring costs include employee severance, facility closure and other exit costs. We recorded a restructuring charge of $1.8 million and $4.0 million for the three and nine months ended October 1, 2006. We anticipate the remaining restructuring costs will be recognized over the remainder of 2006. We estimate that the savings from these restructuring activities will begin in the fourth quarter of 2006, and reach its estimated annual pre-tax savings of $8 million in 2007.

We are in the process of developing a plan to restructure our operations and support functions.  We expect to complete the plan during the fourth quarter of 2006.

Operating Profit

Our operating profit from continuing operations for the three months ended October 1, 2006 decreased $9.8 million compared to the corresponding prior year period. The decrease in operating profit from continuing operations is primarily attributable to the $11.6 million decrease in total gross profits, and the increase in restructuring charges of $1.8 million related to the closure of the Swedish design centers, partially offset by the $3.6 million decrease in SG&A expenses.

Operating profit from continuing operations for the nine months ended October 1, 2006 decreased $6.5 million compared with the corresponding prior-year period. The decrease in operating profit from continuing operations is primarily attributable to the $16.5 million of operating profit from the IP settlement in the first quarter of 2006, more than offset by the decrease in product and service gross profits of $14.8 million, the $4.2 million increase in SG&A expense and the $4.0 million of restructuring charges related to the closure of the Swedish design centers.

Interest, Net

Net interest income was $1.7 million and $4.6 million for the three and nine months ended October 1, 2006, respectively, compared to interest expense of $.7 million and $3.9 million for the corresponding prior-year period. The improvement in net interest reflects the reduction in the outstanding debt balance, as well as higher investment returns.

Provision for Income Taxes

The tax provision for the three and nine month periods ended October 1, 2006, reflects an effective tax rate for continuing operations of 37.2% and 30.2% respectively, compared to a U.S. statutory rate of 35%.  The effective tax rate for the three months ended October 1, 2006, reflects the U.S. statutory rate and state income tax implications.  The tax provision for the nine months ended October 1, 2006, was reduced by $2.1 million, primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

The tax provision for the three and nine month periods ended October 2, 2005, reflects an effective tax rate for continuing operations of 12.4% and 25.6% compared to a U.S. statutory rate of 35%. The reduction in the effective tax rate is primarily due to a $3.7 million reduction in the foreign tax contingency accrual as a result of the resolution of a German tax audit.

Loss from Discontinued Operations

During 2005, we completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005, and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. The earnings from discontinued operations for the three months ended and the loss from discontinued operations for the nine months ended October 1, 2006, include period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the closing balance sheets and estimated purchase price adjustments, net of tax benefits. Also included in earnings from discontinued operations for the three month period ended October 1, 2006, is a $1.4 million benefit related to our true up of the tax provision.

The operating loss from discontinued operations for the three and nine months ended October 2, 2005, includes the operating results of the Cincinnati Lamb and Landis Grinding Systems businesses as well as the loss on the sale of Cincinnati Lamb, net of related tax benefits.

Liquidity and Capital Resources

Our cash and cash equivalents as of October 1, 2006, totaled $218.6 million. Operating activities of continuing operations for the first nine months of 2006 provided $30.0 million of cash flow, primarily due to the $29.8 million from net earnings from continuing operations, which includes the IP Settlement in March 2006.  Also included in cash flows from operating activities of continuing operations was  $22.8 million provided from the net reduction of the accounts receivable balance and $56.0 million used for the purchase of inventories.  The increase in inventory reflects a build up of additional inventory to support new products and the transition to RoHS Directive compliant products.  We expect inventory to decline by $20 to $25 million in the fourth quarter of 2006.

Investing activities of continuing operations for the first nine months of 2006 used $36.9 million, primarily for the purchase of short-term investments totaling $19.7 million and $17.3 million of capital expenditures.

Financing activities of continuing operations reflect the use of $49.9 million for the repurchase of common stock, $5.8 million of proceeds provided from the exercise of stock options and $4.2 million of excess tax benefit provided from stock-based payment arrangements during the first nine months of 2006.

For the nine months ended October 1, 2006, cash and cash equivalents decreased by $38.2 million.  In total, net cash used in continuing operations was $44.7 million.  Discontinued operations provided net cash of $6.5 million, which related to a partial receipt of a receivable, offset by period expenses related to finalizing the sale of the Landis Grinding Systems.

An authorization from our Board of Directors allows us to repurchase up to $100 million in shares of our common stock.  On August 7, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the previously announced share repurchase authorization by our Board of Directors.  For the nine months ended October 1, 2006, we have repurchased $49.9 million in shares of our common stock.  On November 3, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the same, previously announced share repurchase authorization.

Effective June 30, 2006, we amended our Financial Security and Savings Program, Pension Plan, Restoration Plan and Supplemental Executive Retirement Plan (collectively, the “U.S. Defined Benefit Plans”). The effect of these amendments was to “freeze” benefit accruals under the U.S. Defined Benefit Plans and to fully vest benefits under the U.S. Defined Benefit Plans, except for the Nonqualified SERP, as of June 30, 2006, for most participants. This resulted in a net curtailment benefit of $2.1 million for our U.S. Defined Benefit Plans.  We anticipate that the expense of the U.S. Defined Benefit Plans will significantly decline. We estimate the net annual reduction in retirement benefit expense to approximate $7 million. In an effort to align our compensation structure, benefit plans and programs with trends typical of our industry, we have implemented new compensation programs which offset a portion of the expected reduction in retirement benefit expense for the fourth quarter of 2006 and offset a proportionately smaller portion of such expense reduction in 2007.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at October 1, 2006, of $18.1 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the first nine months of 2006, and as of October 1, 2006, no borrowings were outstanding under the Revolving Facility. As of October 1, 2006, we were in compliance with the financial covenants of each of the Revolving Facility. The key terms of the Revolving Facility are as follows:

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

We have $100.0 million of ten-year senior unsecured debt outstanding as of October 1, 2006. Interest payments at 7.0% are due semi-annually in March and September with the principal balance due March 2008. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, assets held for sale and available borrowings under our Revolving Facility will be sufficient to fund our operations, research an development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of October 1, 2006, have not changed materially from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007.  We are currently evaluating the impact this Bulletin might have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently in the process of determining the impact of this Statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement requires employers to recognize in their balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The recognition provisions of this Statement are effective for fiscal years ending after December 15, 2006, however, early application is encouraged. The measurement provision of this Statement will be effective for fiscal years beginning after December 15, 2008. Again, early application is encouraged. We are in the process of determining the impact of this Statement on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from its short-term and long-term borrowings and to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of October 1, 2006, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $147.3 million.

Except as noted in the preceding paragraph, as of October 1, 2006, there have been no material changes in information provided in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation our management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2006.

An evaluation was also performed under the supervision and with the participation of our management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during the last nine months and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Reports on Form 10-Q for the period ended April 2, 2006, and in our Report on Form 10-Q for the period ended July 2, 2006, which could materially affect our business, financial condition or operating results. The risks described in our Report on Form 10-Q for the period ended April 2, 2006, and our Report on Form 10-Q for the period ended July 2, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the Report on Form 10-Q for the period ended April 2, 2006, under the caption “If Intermec is unable to increase sales to large enterprise customers while increasing sales to medium and small businesses, its growth and results of operations may be adversely affected”  is restated in its entirety as follows.

•  If we are unable to increase sales to large enterprise customers while increasing sales to medium and small businesses, our growth and results of operations may be adversely affected.  One element of our strategy is to increase sales to large enterprises, because they are high volume consumers of supply chain products and systems and because their purchase decisions influence the purchase decisions of medium and small businesses. Another element is to concurrently increase sales to medium and small businesses. This is because large enterprise sales tend to have lower gross profit margins than sales to medium and small businesses. There is no assurance that we will be able to successfully implement our sales strategy. Our revenue, revenue growth, gross profit margins and results of operations could be materially and adversely affected if we do not achieve our objectives in both elements of our sales strategy.

The risk factor included in the Report on Form 10-Q for the period ended April 2, 2006, under the caption “Unfavorable results in pending patent lawsuits could have a material adverse impact on Intermec’s business”  is restated in its entirety as follows.

•  Unfavorable results in pending or future patent lawsuits could have a material adverse impact on our business.  We are periodically involved in patent infringement lawsuits in which we charge another firm with infringing our patents or they charge us with infringing their patents or both.  There is no assurance that we will prevail in such lawsuits or that we will prevail on any of the claims or defenses we assert in those cases. An unfavorable result in one or more of these lawsuits or on one or more of our claims or defenses in actions in which we are defending against infringement claims could prevent us from selling one or more of our products, product lines or systems.  Such an unfavorable result could also increase the cost of those products, product lines and systems by forcing us to pay a royalty to the other party or by causing us to invest in acquiring or developing alternative technology.  An unfavorable result in one or more of the lawsuits or on one or more of our claims or defenses in cases in which we are claiming patent infringement might give the other party the right to compete with us using technology that is the same as or similar to our patented technology.  It might also deprive us of royalty revenue from third parties that are using such technology.  Any of these events could have a material adverse effect on our revenues, revenue growth, gross profit margin and results of operations.

The risk factor included in the Report on Form 10-Q for the period ended April 2, 2006, under the caption “Since some of Intermec’s competitors are substantially larger or more profitable than Intermec, they are a significant competitive threat” is restated in its entirety as follows.

•      Since some of our competitors are substantially larger or are more profitable, they are a significant competitive threat. Some of our competitors are substantially larger in terms of revenue or profit than we are. The scale advantage of these firms may allow them to invest more in R&D, systems and human resources than we can.  These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to market trends or price declines than we can.  Those competitors may also be able to precipitate such market changes. There is no assurance that the strategies we use to counteract our competitors’ advantages will successfully eliminate all or a substantial portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our revenues, revenue growth and results of operations may be materially and adversely affected.

The risk factor included in the Report on Form 10-Q for the period ended July 2, 2006, under the caption “Patent litigation costs may materially impact or increase the volatility of our financial results”  is restated in its entirety as follows.

•      Patent litigation costs and revenues from such litigation may materially impact or increase the volatility of our financial results. We are periodically involved in patent litigation.  Since patent litigation involves complex technical and economic issues, these cases can be expensive to prosecute or defend, and it is difficult to predict the amount or the timing of costs associated with such litigation. When appropriate, we include such costs in Selling, General and Administrative (SG&A) expense and record those expenses as they are incurred. In some periods, patent litigation expense could be a significant percentage of SG&A expense and could result in large fluctuations from prior periods, increasing the volatility of our SG&A expense and potentially impacting our earnings per share. In appropriate circumstances, we capitalize patent litigation costs as intangible assets.  In those situations, the expenses are capitalized currently and amortized in future periods, affecting future reported earnings.  Cash payments of such costs would adversely affect our cash flow and cash positions in periods when the payments are made. There is no assurance that patent litigation will generate royalty revenue for us, but when it does, we generally amortize that revenue over the useful life of the patents, affecting current and future reported earnings.  Since it is difficult to predict the amount or the timing of revenues associated with such litigation, this revenue could cause large fluctuations in our total revenues as compared with prior periods, increasing the volatility of our total revenues and potentially impacting our earnings per share.

You should carefully consider the following additional risk factors.

•      Business combinations, private equity transactions and similar events have altered the structure of our industry and could intensify competition within the industry.  Motorola’s recently announced acquisition of Symbol Technologies, Inc., Metrologics’ recently announced private equity transaction and similar events have altered the structure of our industry and may spawn more transactions and additional structural changes. Separately or together, any of these events could intensify competition within our industry by expanding the presence in our industry of firms that have not traditionally participated extensively in this line of business, by enhancing the business and financial resources of some of the largest firms in our industry and by increasing the financial resources available to some of the smaller firms.  There is no assurance that any of the strategies we employ to react to the structural changes in our industry will be successful.  Failure of our strategies could result in material adverse impacts to our revenues, revenue growth and results of operations.

•      Our business could be adversely impacted if competitors offer deep discounts on products or unusually favorable service packages.   From time to time, our competitors offer deep discounts on their products or unusually favorable service packages to customers.  These favorable pricing arrangements may be short-lived or may be available on a longer-term or even a permanent basis.  If we do not respond to these competitive initiatives with equally attractive offers or initiatives, we could experience a material decline in sales, revenues, revenue growth and results of operations.

•  Changes in the demand for our products or our introduction of enhanced or new products could result in substantial charges against the carrying value of our inventory.  To satisfy anticipated demand for our products and to fulfill our warranty, maintenance and service obligations, we maintain significant inventories of our products and related parts. Our failure to successfully implement our sales strategy, counteract our competitors’ strategies, or adapt to the changing structure of our industry could reduce demand for our products.  Our introduction of new or improved products could also reduce demand for older product lines or make them obsolete.  In such situations, we may have excess or obsolete inventory, which we might have to sell at substantially lower prices than originally planned.  Under certain circumstances, we could also be required to write off the carrying value of all or a portion of the excess or obsolete inventory.   Any such write-downs or write-offs could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)               Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number of
	(a) Total		Shares Purchased as	Shares (or Approximate
	Number of	(b) Average	Part of Publicly	Dollar Value) that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
	Purchased	per Share	Programs	the Plans or Programs
July 3 to July 30, 2006	—	—	—	—
July 31 to August 27, 2006	764,170	$28.98	764,170	$77,856,124
August 28 to October 1, 2006	972,175	28.60	972,175	50,000,000
Total	1,736,345	$28.77	1,736,345	$50,000,000

An authorization from our Board of Directors allows us to repurchase up to $100 million in shares of our common stock.  On August 7, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the previously announced share repurchase authorization by our Board of Directors.  For the nine months ended October 1, 2006, we have repurchased $49.9 million in shares of our common stock.  On November 3, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the same, previously announced share repurchase authorization.

ITEM 6. EXHIBITS

3(II)	Amended and Restated Bylaws

10.1	Summary Sheet — Employment Arrangement with Lanny H. Michael

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2006.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2006.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 9, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Lanny H. Michael

Lanny H. Michael
Senior Vice President and Chief Financial Officer

November 9, 2006