Form 10-K
period 2006-12-31
Intermec, Inc.
filed 2007-03-21
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

As of July 2, 2006, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing sale price as reported on the New York Stock Exchange.

On February 28, 2007, there were 59,884,736 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 16, 2007.

INTERMEC, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K

PART I

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include, but are not limited to, our ability to maintain or to improve the revenues and profits of our continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use our investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of our continuing operations and the other factors described in Part I, “Item 1A, Risk Factors,” and in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report on Form 10-K.

Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements.

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

ITEM1.	BUSINESS

General

Effective January 1, 2006, we changed our name from UNOVA, Inc. to Intermec, Inc. (“Intermec”, “us”, “we”, “our”). We became an independent public company when our common stock was distributed to the shareholders of Western Atlas Inc., our former parent company, on October 31, 1997. We are a Delaware corporation and our headquarters are located in Everett, Washington. Our major offices and manufacturing facilities are located in the states of Washington, Iowa, and Ohio and internationally in the United Kingdom, the Netherlands, France, Canada, Mexico and Singapore.

Information on our company may be found at the Internet website www.intermec.com. Our annual reports on Form 10-K and certain of our other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through our Investor Relations website at www.intermec.com/IntermecInc/investorinfo.asp. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document we file. Our references to the addresses of these websites are intended to be inactive textual references only. Shareholders may request a free copy of the annual reports on Form 10-K and quarterly reports on Form 10-Q from:

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

ITEM 1.	BUSINESS (Continued)

Continuing Operations

We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products including radio frequency identification (“RFID”) products, mobile computing products, wired and wireless bar code printers and label media products. Our products are sold to customers within and outside of the United States in market segments that include industrial goods, consumer packaged goods, transportation and logistics, retail and the public sector, in work applications such as manufacturing production, warehousing, field service, direct store delivery, in-transit visibility, store floor operations and management and RFID supply chain management. Our products are used by customers to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning and field sales and service.

We have the following primary revenue sources:

•
revenue from the design, development, manufacture, sale and resale of wired and wireless AIDC products, mobile computing products, wired and wireless bar code printers, label media and RFID products and license fees and revenue from licenses of our intellectual property (IP) portfolio and

•	revenue from customer support, product maintenance and other services related to the products and systems integration described above.

Discontinued Operations

In 2005, we divested our Industrial Automation Systems ("IAS") businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes. The IAS businesses are producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

Products and Services

Our products include wired and wireless AIDC products, including RFID products, mobile computing products, wired and wireless barcode printers, label media and related services. These products and services allow customers to identify, track and manage their assets and other resources and improve the efficiency and effectiveness of their business operations.

ITEM 1.	BUSINESS (Continued)

Products

Bar Code Scanners

Our bar code scanning products include wireless handheld computers and terminals, linear and area imagers incorporating active pixel technology, and badge and laser scanners. These products are able to read or collect data and move that data directly into standard enterprise resource planning ("ERP") systems, warehouse management systems ("WMS"), and order fulfillment, transportation, logistics and other business applications. We also manufacture rugged handheld computers for use in warehouses and industrial environments. These products are used primarily by non-office workers, such as warehouse, delivery, manufacturing and field service workers, and other employees who operate outside the typical office environment.

Our bar code scanning products are typically used for workforce automation: tracking of work-in-process and finished-goods inventory through manufacturing, distribution and other commercial operations, “total asset” visibility, and real-time monitoring of inventory levels and order status. AIDC products of the type we sell replace manual data collection techniques that are more susceptible to errors or omissions due to inaccurate keystrokes, illegible handwriting or overlooked transactions.

Enterprise Wireless Network Technology and Services

We were one of the first companies to provide a network architecture that allows customers to use multiple radio technologies within one Local Area Network ("LAN") system. Starting in the early 1980s, we installed digital communication equipment that linked mobile computers and host servers within industrial workspaces such as warehouses, distribution centers, factories and large outdoor facilities. In 1998, the Institute for Electronic and Electrical Engineering (“IEEE”) promulgated a new standard for high-speed network communication via wireless radio signals. The 802.11b standard allows customers to purchase interoperable digital radios for client computing devices.

In the years since the 802.11b standard was established, several large network equipment vendors have begun selling 802.11b, 802.11a/b and 802.11g wireless LAN systems, increasing penetration for this technology among office workers and in public spaces such as hotels, restaurants and airports. We have been named a Solutions Technology Integrator partner by Cisco Systems Inc. (“Cisco”). We use our wireless LAN expertise to enable our AIDC products to work seamlessly across a Cisco network. Our device management software allows centralized management of our wireless products on the network.

Our wireless AIDC products include all major radio technologies, including synthesized UHF, 900 MHz, 802.11a/b/g and Bluetooth. This radio independence allows our customers to choose the most efficient radio technology for their facilities.

Mobile Computing Products

Our mobile computing products include handheld and vehicle-mounted mobile computers and accessories and related services that facilitate local-area and wide-area wireless and wired data communications. These products typically contain multiple wireless technologies (such as wide-area GPRS and CDMA, with 802.11 and Bluetooth) that can operate simultaneously in a mobile computer. This allows customers to communicate remotely with their field employees. We also develop and sell handheld computer software tools that can integrate the information into customers’ enterprise management systems.

We have developed a client framework that resides on our products allowing enhanced control by third-party device management software that can interoperate with a customer’s existing system management software. This allows centralized management and control of remote devices such as mobile computers. Our mobile computing portfolio may also include AIDC devices, specialized peripherals and printer products.

ITEM 1.	BUSINESS (Continued)

To assist our customers with the automation of business processes, we provide professional services such as installation, maintenance, site security and systems integration. Our line of handheld and vehicle-mounted computers use Microsoft Windows®, Windows® CE and Windows Mobile®, and embedded Windows XP operating systems, as well as scanning and Internet Protocol-based data communication capabilities. Our mobile computing product families range from relatively low-cost, handheld batch and wireless data collection devices to higher-cost pen-based computers with wired and wireless network capabilities and flexible vehicle-mount communications.

Our mobile computing products allow a customer’s remote workers to access centralized computer applications and databases, automatically collect data and send and receive data on a real-time basis. We and our partners offer mobile computing application software for workforce automation, customer-level sales ordering, pricing and forecasting, account settlement and other software products that manage workforce automation and order dispatching, “total field asset” visibility, real-time proof of delivery, and other customer information.

Printer and Label Media Products

Our line of bar code printers ranges from relatively low-cost, light-duty models to higher-cost, heavy-duty, industrial models that accommodate a number of printing widths, materials and label configurations. Our printers can be wired or can be wirelessly attached to enterprise networks. Our specialty printers provide custom capabilities, including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics even on extremely small labels such as those used by the electronics industry. Our printer product line includes printers that can read and write to RFID tags.

Our media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. We also design and manufacture specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Radio Frequency Identification (RFID) Products

RFID facilitates wireless communication of product information that exceeds the information available from a barcode. This communication occurs between a RFID reader and RFID tags comprising a computer chip and antenna encased in a protective covering. RFID tags are programmed by users to contain identification, serial numbers, history and other product data. Certain RFID tags contain read/write memory to allow updates and tag reuse. Unlike laser-scanned bar codes, RFID tags do not require “line of sight” to be read. Customers are increasingly using RFID technology to track pallets, cartons, containers and individual items through their supply chains or for access security applications.

Our RFID product line is focused on passive UHF technology and consists of RFID tags, readers, software and related equipment sold under the Intermec trade name. Our RFID products comply with the EPCglobal Generation 2 UHF standard (the “Gen 2 Standard”) and with other EPCglobal and International Standards Organization (“ISO”) standards being adopted by customers worldwide.

We have approximately 157 RFID patents and 24 companies have taken licenses under those patents, including Cisco, Motorola, Inc., Texas Instruments, Avery Dennison, and Zebra Technologies, Inc.

ITEM 1.	BUSINESS (Continued)

Services

With our customer support services, professional services and installation services, we help customers design, implement and deploy AIDC systems in their businesses. Our project management teams create strategic plans that identify the customer’s operational goals and AIDC solutions that will accomplish the business objectives. Our project management teams also define the functional requirements for implementing AIDC products and systems in the customer’s business. This includes the reason why they are needed, how they will be used, and how they will impact business processes.

Our project management teams prepare an implementation plan, evaluate ADIC products and integrate new AIDC products into the customer’s existing system. Because we have relationships with many vendors that provide complementary AIDC products, systems and services, we offer customers a “one-stop shopping” experience and comprehensive AIDC solutions. We also provide customers with:

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

We provide global repair and support through a global network of service centers. These service centers provide maintenance and repair services to our customers. Our customer service representatives ("CSR") are dispatched from approximately 60 U.S. locations and from centers outside of the United States. Our Global Education Services unit provides AIDC training services and solutions, including the design and delivery of training programs and assistance in creating training programs to be delivered by the customer’s employees.

Technologies

We offer a line of data capture products which includes linear imaging, area imaging, RFID and a laser scanning engine based on micro-electro mechanical system ("MEMS") technology. Our product suite provides customers with a range of automated identification and AIDC products for their application and cost requirements.

We regularly integrate new technologies into our products to meet customer demand for enhanced functionality and to differentiate our products from competitive offerings. Recent examples of technologies added to our products include:

•	Ruggedized Windows CE and Windows Mobile-based computers

•	Short-range radio system networks using Bluetooth technology

•	MEMS-based laser scanning devices

•	Low-cost, miniature linear image scan engines

ITEM 1.	BUSINESS (Continued)

•	Devices that use the Internet to simplify the management of wireless networks

•	Ergonomic integrated terminals with modular designs and a variety of scan engines

Business Strategy

Our strategy consists of:

•	Technology leadership in the AIDC industry

•	Expanding and leveraging our IP portfolio

•	Focusing on supply-chain industries and application areas

•	Supplying a broad-based portfolio of products, including terminals, scanners and printers

•	Providing integrated AIDC solutions

•	Partnering with global industry leaders

•	Achieving economies of scale and scope

•	Profitably increasing market share

•	Increasing the scale of the business

Our strategy is focused on customers in certain vertical markets, including:

•
Industrial Goods. This vertical market includes firms primarily involved in business-to-business commerce. They supply raw materials, components and assemblies to consumer goods manufacturers and service providers (e.g., aerospace, chemical, oil and gas, and electronics). This vertical also includes firms that produce large, durable goods for businesses and consumers (e.g., automotive, computers and household appliances).

•
Consumer Goods. This vertical market includes firms that make products for retailers and those that sell directly to the general public. Segments within the vertical include food, beverage, consumer packaged goods, footwear/apparel, health/beauty, health/pharmacy, house wares/appliances, electronics, recreation, and media/publishing companies.

•
Transportation and Logistics. This vertical market consists of firms providing shipping and transportation services with their own equipment, as well as non-asset-based logistics providers. The most common non-asset firms are third-party logistics and fourth-party logistics providers. Segments within this vertical include motor freight, air transport, railways, waterborne transportation and logistics service providers.

•
Retail. This is a large, competitive and mature vertical market. Customers in this vertical include global Tier 1 companies with $3 billion or more in sales. Segments within the vertical range from grocery, pharmaceutical and specialty outlets to department and warehouse-style mega-stores.

•
Government agencies. This vertical market includes U.S. federal, state and local government entities, although foreign government opportunities are growing at an increasing rate. The U.S. Department of Defense was an early adopter of automated data capture ("ADC") technologies and has been actively deploying automated identification technology ("AIT") logistics applications for more than two decades. Other departments of the federal government are beginning to adopt these technologies to improve their operations. State and local governments are also beginning to adopt these technologies particularly in the areas of public safety and service improvement.

ITEM 1.	BUSINESS (Continued)

Our strategy is focused on certain application markets, including:

•
Manufacturing operations. Manufacturers use data collection and computing technology to capture and monitor product flow during the production process, from raw materials or parts through to the finished goods stage. They also use the technology to track the activities and value-added content of labor and to capture product genealogy, product location and lines, supplier information for warranty and liability risk reduction and for regulatory compliance.

•
Warehouse and distribution center operations. Warehouses and logistics operations rely on wireless networks and handheld and mobile computers to transmit inventory data regarding movement, location, quantity and attributes to central host computers. When information is updated in real time, customers have greater visibility to their business operations and are able to avoid inventory shortages and improve customer service by providing more accurate shipping and delivery information. As competition places more pressure on companies for faster operational performance, they typically upgrade their supply chain technologies to improve working capital efficiency and customer satisfaction standards, such as delivery speed, in-stock availability and order accuracy.

•
Field service. Field service managers focus on work order management and asset management. Work orders tie field service technicians to specific jobs. Management must have information from the point where the work is being performed to optimize an entire range of operations including dispatch, routing and scheduling, status updates, service history, parts usage, call type and resolution, schematics, diagnostics, billing information, invoicing, collections, including credit cards, parts ordering and availability, vehicle location and driving directions, as well as internal metrics such as time to repair, labor tracking and job costing. Automated data collection systems linked with field service management software deliver the real-time information required to improve efficiency and reduce costs while increasing customer satisfaction. Asset management is the utilization, movement, and storage of the resources and capital equipment used by or used to support field service employees. This includes vehicles, parts inventory in transit or on the truck, and test and measurement equipment, as well as assets at remote or customer locations, such as consigned inventory and leased equipment. Equipment tagging and access control to secure storage are growing areas for RFID solutions.

•
Direct store delivery ("DSD"). DSD is the delivery of consumer good products from a supplier/distributor directly to a retail store, bypassing a retailer’s warehouse. Activities typically include in-store inventory management, store-level authorized item management, store-level ordering/forecasting, product pricing, promotion, invoicing, the physical delivery and return of merchandise, the electronic exchange of delivery data with a retail store (DEX/UCS) and shelf merchandising. General wholesalers and distributors are not included in this category.

•
In-transit visibility. Transportation customers want to know where their shipment is, who picked up a package or shipment, when it was delivered, what condition it was in on delivery, and who signed for it. Whether the transporter is a private fleet or third party logistics provider using for-hire air, truck, railway or ocean container operations, the increasing cost of assets, wages, fuel and insurance and operating ratios that run around 90% requires maximum use of assets. This means turning them faster, eliminating empty return runs, reducing equipment downtime and optimizing effective, efficient maintenance. All forms of transportation use some form of carrier-specified numbering to identify the parcels, pallets or containers that make up a shipment for a particular customer. Mobile computing devices linked with bar code labels and/or RFID tags can provide signature capture and critical item tracking capabilities.

ITEM 1.	BUSINESS (Continued)

•
Retail store operations. Retailers strive to reduce the number of out-of-stocks and to increase the time and amount spent by each customer during each visit. Retail store operations personnel need tools for managing the flow and tracking of merchandise in the store from receiving to stocking, ordering, pricing, price changing, checkout, returns and transfers. They use scanners, mobile computers, printers, RFID and other data capture devices as the primary technologies to accomplish these tasks.

•
Retail store management. A recent trend is the desire of retail executives to get the store manager out of the back office and onto the store floor, where he or she can interact with customers and store personnel. To achieve this, store managers need mobile computing tools that give them access to corporate information, store operations metrics and clerk applications and provide in-store merchandise scanning capabilities. This creates demand for scanning, RFID and mobile computing solutions geared specifically for the store manager.

•
RFID supply chain. RFID supply chain includes RFID compliance, as well as all the applications mentioned above. The addition of RFID technology can enhance the optimization and visibility of information all along a company’s supply chain. RFID compliance involves the application of RFID tags onto cases and pallets and the use of interrogators to read and write to those tags to meet the information collection and management requirements of manufactures, retailers and government entities. This includes traveling bills-of-material, manufacturing production routers, product history (genealogy), repair and upgrade databases, and bill of lading and security devices.

Markets and Customers

Because AIDC solutions can be used by a company of any size, the AIDC market is large. Market growth is driven by the need for technologies and solutions that improve quality, productivity and cost efficiency in business and government, particularly through logistics automation, supply chain execution, asset tracking, enterprise resource planning ("ERP") and e-commerce solutions. We cover the market through a combination of a globally coordinated dedicated sales and service organization, two-tier distributors, resellers and independent hardware, software and service vendors. Distributors, resellers and independent vendors of complementary products and services extend our reach in our target and application markets and allow us to cost-effectively penetrate and grow market share with small, mid-sized and large businesses.

We sell and service our products through multiple sales and distribution channels: (1) a direct field sales force that concentrates on large or complex sales; (2) premier value-added resellers (known as Honours Partners) that provide application-specific solutions with major systems integrators and enterprise computing companies; and (3) distributors that provide value-added services to smaller independent software vendors and resellers.

Our direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East and Africa and in selected Asia Pacific countries, including China and Australia. Indirect sales channels include preferred and non-exclusive relationships with value-added distributors and master resellers. Sales of accessories, certain services and low-cost transactional-based business can be transacted over the Internet. We have a field-based business development function which identifies new market opportunities and supports the sales effort in those new areas.

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

ITEM 1.	BUSINESS (Continued)

Our customer base consists of businesses of many sizes in retail, consumer goods, industrial goods and transportation and logistics as well as government agencies, distributors and resellers. For 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were $99.8 million, $80.7 million and $66.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. No single customer accounted for more than 10% of our revenues in 2005 or 2004.

Competition

The market for AIDC products is fragmented. Independent market surveys suggest that we are one of the larger participants measured by revenues. Motorola, Inc. and its wholly-owned subsidiary, Symbol Technologies, Inc., are major competitors supplying a range of barcode, RFID and mobile computing products and services. We also face strong competition in single AIDC product lines from suppliers such as Zebra Technologies Corporation, which supplies barcode and RFID printers and Hand Held Products, which supplies barcode imagers.

The market for AIDC products and systems is highly competitive and rapidly changing. Some firms, including Fujitsu and Casio, manufacture and market hand held systems for field-based ordering and selling applications. In addition, a number of firms manufacture and market radio-linked data communication products, including Hand Held Products LXE, Motorola (formerly Symbol) and Psion/Teklogix. Consumer personal digital assistants from suppliers such as Palm, Hewlett Packard and Dell are potential competitors for certain light-duty enterprise computing applications. Companies such as Motorola (formerly Symbol) and Entersys compete against us and Cisco in the wireless network business.

In the printer market, we face competition from Zebra, Datamax, SATO, Printronix and many others, depending on the geographic area. In the label media area, we face competition from a large number of large and small media producers including, among many others, Avery Denison and Brady.

We compete primarily on the basis of our technology and expertise in applications for specific vertical markets (integrated solutions, open-systems architecture, and networking and communications expertise), customer relationships and value-added service. Other attributes, such as high level support services, product functionality, performance, ruggedness and overall product quality, are important for market success.

Research and Development

Research and development expenditures related to our continuing operations amounted to $72.4 million, $66.5 million and $65.9 million, all of which was sponsored by us, in the years ended December 31, 2006, 2005 and 2004, respectively.

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining IP protection within and outside of the United States. Over a period of years, we have obtained approximately 588 patents and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. The combination of our IP and our licenses to use third-party IP have been of value in the growth of our business and is expected to be of value in the future. However, we do not believe that our business depends on any single patent, trademark, copyright, trade secret or on any single IP license agreement and we do not believe that our business would be materially affected by the expiration or termination thereof.

ITEM 1.	BUSINESS (Continued)

We believe that the duration of our patents is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development in the AIDC industry, our products may be obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings, we try to obtain patents related to such offerings and, when appropriate, we seek licenses to use inventions patented by third parties. Established competitors in existing and new industries, as well as companies that purchase and enforce patents may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our products or that we will be able to obtain licenses from other organizations on favorable terms or at all.

To distinguish our products and services from those of our competitors, we have obtained certain trademarks and trade names and, as we expand our product and service offerings, we try to obtain trademarks and trade names to cover those new offerings. Established competitors in existing and new industries may attempt to secure the same or similar trademarks or trade names covering similar products and services. There is no assurance that we will be able to obtain trademarks or trade names covering our own products and services or that we will be able to obtain licenses for desirable trademarks or trade names from other organizations on favorable terms or at all.

We protect certain details of our processes, products and strategies as trade secrets by restricting access to that information. We have ongoing programs designed to maintain the confidentiality of such information but there is no assurance that these programs will prevent unauthorized disclosures of such confidential information. From time to time, we license our IP to generate revenue or to facilitate our effort to market and sell our products and services. While such licenses have been of value in the growth of our business in the past and are expected to be of value in the future, we do not believe that our business is dependent upon any single IP and would not be materially affected by the expiration or termination thereof. We may attempt to license more of our intellectual property to other organizations in the future. There is no assurance that any of these efforts will be successful.

We try to protect our investment in technology and to secure competitive advantage by enforcing our IP rights. The extent of the legal protection given to different types of IP rights varies greatly from one country to another. There is no assurance that our effort to enforce our intellectual property in any jurisdiction will be successful or will be successful enough to materially benefit our business.

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page Q-1 of this Form 10-K for quarterly revenues and expenses.

Sales backlog for our continuing operations was $42.9 million, $64.3 million and $76.0 million at December 31, 2006, 2005 and 2004, respectively. Our business typically operates without a significant backlog of firm orders and we do not consider backlog to be a significant measure for indicating future sales.

Employees

At December 31, 2006, we had 2,407 full-time employees, of which 2,378 were engaged in our wholly-owned subsidiary, Intermec Technologies Corporation, and 29 were engaged in our holding company, Intermec, Inc. Approximately 69% of our full-time employees are located in the United States, approximately 20% are located in Europe, the Middle East and Africa (“EMEA”), and the remaining are located throughout the rest of the world, including the Asia Pacific region, South America, Canada and Mexico.

ITEM 1.	BUSINESS (Continued)

EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers at March 1, 2007, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years
Larry D. Brady	64
Chairman of the Board since August 2001. Chief Executive Officer since September 2000. Director since September 1999, and President since July 1999. Served as Chief Operating Officer from July 1999 to September 2000. For prior business experience, see the description of Directors in “Election of Directors” in the 2006 Proxy Statement and in our 2007 Proxy Statement, when filed.

Lanny H. Michael	55
Senior Vice President and Chief Financial Officer since joining Intermec in September 2006. Prior thereto, business consultant and advisor serving private companies from 2004 to 2006, including short-term roles as interim chief operating officer of a retail chain store, and chief financial officer of a logistics company and a startup airline. Prior thereto, employed by Airborne, Inc. from 1981 to 2004, including as Executive Vice President and Chief Financial Officer from 2000-2004 .

Steven J. Winter	50
Senior Vice President since May 2006; Vice President since 1999. President and Chief Operating Officer of our Intermec Technologies Corporation subsidiary (“ITC”) since September 2005. Prior thereto, Executive Vice President and Chief Operating Officer of ITC from October 2004 to September 2005. Prior thereto, Executive Vice President from March 2004 to September 2004. Prior thereto, Senior Vice President of Global Services of ITC from November 1999 to March 2004. Mr. Winter has been employed by ITC since 1977.

Janis L. Harwell	52
Senior Vice President and General Counsel since September 2004 and Corporate Secretary since January 2006. Prior thereto, Vice President, General Counsel and Secretary of Renessen LLC, an agricultural biotechnology joint venture formed by Cargill, Inc. and Monsanto Company, from January 1999 to August 2004.

Fredric B. Anderson	39
Vice President, Corporate Controller, since September 2005. Acting Chief Financial Officer September 2005 to September 2006. Prior thereto, Director of Accounting and Financial Reporting, and Chief Accounting Officer, from July 2002 to September 2005. Prior thereto, employed by Ernst & Young LLP from 1990 to 2002, including as Senior Manager from 1998 to 2002.

Kenneth L. Cohen	63
Vice President and Treasurer since January  2004 and Vice President, Taxes since July 2000. Prior thereto, Staff Vice President, Taxes from October 1997. Mr. Cohen has been employed by the Company or its predecessors since 1989.

ITEM 1.	BUSINESS (Continued)

Environmental and Regulatory Matters

In January 2003, the European Parliament and Council adopted Directive 2002/95/EC on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive went into effect on July 1, 2006; and prohibits firms from putting on the European Union ("EU") market new electrical and electronic equipment that contains more than permitted levels of lead, cadmium, hexavalent chromium, polybrominated biphenyl ("PBB") and polybrominated diphenyl ether ("PBDE"). The RoHS Directive does not apply to units of equipment already placed on the EU market prior to July 1, 2006. In addition, the RoHS Directive contains exemptions for (a) certain types of equipment; (b) reuse of equipment placed on the EU market prior to July 1, 2006; and (c) spare parts for the repair of equipment placed on the EU market prior to July 1, 2006.

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

We have redesigned some of our current products to bring them into compliance with the RoHS Directive and similar regulations in other jurisdictions. In other cases, we are replacing non-compliant products with new products that comply with these regulations. During 2006, we incurred $7.7 million, primarily related to redesigning products to comply with these regulations. We expect to incur additional costs in the future for compliance with the RoHS Directive and similar regulations in other jurisdictions. The amount and timing of such expenditures are uncertain due to uncertainties about the effective date and final content of RoHS-type regulations in various jurisdictions and the possibility that RoHS-type regulations in one jurisdiction will not be consistent with RoHS-type regulations in other jurisdictions.

Radio emissions are the subject of governmental regulation in all countries in which we currently conduct or expect to conduct business. In North America, both the Canadian and U.S. governments publish radio emission regulations and changes thereto after public hearings. In other countries, regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is little consistency among the regulations of various countries. Future regulatory changes in North America, China and other jurisdictions are possible. These conditions introduce uncertainty into our product-planning process and could have an adverse effect on our ability to sell our wireless products in a given country or adversely affect our cost of supplying wireless products in a given country.

Raw Materials

We use a variety of raw materials in the manufacture of our products and we obtain such raw materials from a variety of suppliers. In general, the raw materials we use are available from numerous alternative sources. As is customary for our industry, we at various times enter into certain single-source component part supply agreements. We believe these agreements will be renewed in the ordinary course of business.

ITEM 1A.	RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or operating results. The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

•
Business combinations, private equity transactions and similar events have altered the structure of the AIDC industry and could intensify competition within the industry. Motorola’s acquisition of Symbol Technologies, Inc., Metrologic Instruments’ private equity transaction and similar events have altered the structure of the automated identification and data capture (“AIDC”) industry and may spawn more transactions and additional structural changes. Separately or together, any of these events could intensify competition within the AIDC industry by expanding the presence in our industry of firms that have not traditionally participated extensively in this line of business, and enhancing the business and financial resources of some firms in our industry. There is no assurance that any of the strategies we employ to react to the structural changes in our industry will be successful. Failure of our strategies could result in material adverse impacts to our revenues, revenue growth and results of operations.

•
Some of our competitors are substantially larger or are more profitable than we are which may give them a competitive advantage. Some of our competitors are substantially larger in terms of revenue or profit than we are. The scale advantage of these firms may allow them to invest more in research and development ("R&D"), systems and human resources than we can. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to market trends or price declines than we can. Those competitors may also be able to precipitate such market changes. There is no assurance that the strategies we use to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our revenues, revenue growth and results of operations may be materially and adversely affected.

•
Macroeconomic conditions beyond our control could lead to decreases in demand for our products or deterioration in the quality of our accounts receivable. A deterioration of political or economic conditions in a given country or region could affect potential customers in a way that reduces demand for our products. In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country or region could reduce or eliminate our ability to collect on accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

•
Rapid technological change or technological convergence could hurt results of operations by increasing product or inventory obsolescence. Rapid technological change or technological convergence could render our products obsolete or cause us to have excess inventory or obsolete inventory. In such event, we might have to sell all or a portion of the excess or obsolete products or parts at substantially lower prices than originally planned, or write off the carrying value of all or a portion of the excess or obsolete inventory. This could materially and adversely impact our revenues, gross profit margins and results of operations.

•
Our business may be adversely affected if we do not continue to improve our business processes and systems and attract and retain skilled managers and employees. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in efficient and cost effective ways. To achieve and support these activities, we need to continue to improve our business processes and our financial, information technology and enterprise resource planning systems, and from time-to-time restructure aspects of our business organization. Successful completion of these projects will require skillful managers and a skilled workforce. Our business could be materially and adversely affected if we are not successful in these areas.

ITEM 1A.	RISK FACTORS (Continued)

•
Our industry is characterized by product and technology cycles which may intensify competition, particularly at the end of a cycle.  Customer requirements for AIDC products are rapidly evolving. To keep up with new customer requirements and distinguish Intermec from our competitors, we must frequently introduce new products. There is no assurance that we will be able to successfully launch new products before competitors launch comparable products. If we experience delays or other problems with the introduction of our new products or competitors are able to launch comparable products faster, our sales, profits and results of operations could be materially and adversely affected.

•
Changes in customer mix can have an impact on sales growth, margin mix and volatility. Since sales to large enterprises tend to have lower prices and gross margins than sales to medium and small businesses, customer mix may have a material effect on our sales growth and gross margins and may increase volatility. There is no assurance that we will be able to successfully implement our sales strategy. Our revenue, revenue growth, gross profit margins and results of operations could be materially and adversely affected if we do not achieve our objectives.

•
If the market for RFID products does not develop as we currently anticipate, our revenues and results of operations could be adversely affected. There is uncertainty about the volume and the timing of demand for RFID products in the vertical markets and applications that we target. There is no assurance that demand for RFID products in our target markets will achieve anticipated levels at the projected times. RFID customers typically use pilot programs, qualification processes and certification processes to decide which vendor’s equipment to purchase. There is no assurance that we will be successful in these programs or processes. The purchase decisions of some large RFID customers influence the purchase decisions of other customers. There is no assurance that any of these influential customers will select us as an RFID vendor. Since a customer may change RFID vendors over time or purchase from two or more RFID vendors at the same time, there is no assurance that we will be the sole source for any RFID customer or that we will be able to obtain repeat business from any RFID customer. Some vendors are giving RFID products to customers without charge or selling them at prices that are below cost, at cost or only slightly above cost. If this persists longer than anticipated, our sales, revenues or results of operations could be materially and adversely affected.

•
Technological convergence could intensify competition in some of our target markets. A number of firms have developed handheld mobile computing and communication devices such as personal digital assistants and cell phones for light-duty consumer and business applications. Improvements in the computing power, the communication capabilities or the ruggedness of these devices might make them attractive substitutes for some of the products that we have developed for AIDC applications. To respond, we must continue to improve our AIDC products by investing in R&D. There is no assurance that we will be able to make sufficient investments in R&D to keep up with technological convergence or that such investments will result in competitive products. If our response to technological convergence is not effective, our sales, profits or results of operations could be materially and adversely affected.

•
Export controls, import controls and operating conditions in markets outside of the U.S. could adversely affect our revenues, gross profit margins and results of operations. We sell a significant percentage of our products in markets outside of the U.S. and one element of our strategy is to expand sales outside of the U.S., particularly in developing countries. U.S. and foreign government restrictions on the export or import of technology could prevent us from selling some or all of our products in one or more countries outside of the U.S. Our sales outside of the U.S. could also be materially and adversely affected by burdensome laws, regulations, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability in foreign countries could reduce demand for our products or impair or eliminate our ability to sell or deliver those products to customers in those countries or put our foreign assets at risk. There is no assurance that we will be able to continue or expand sales of our products in any foreign market. Disruptions of such sales could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

ITEM 1A.	RISK FACTORS (Continued)

•
Changes or disruptions in our international design, manufacture, production, delivery, service and support operations or in our international outsourcing arrangements could have an adverse effect on our operations and results of operations. A significant percentage of our products and components for those products are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S. and, from time to time, we outsource one or more of these activities, or portions of these activities, by arranging for companies outside of the U.S. to perform these tasks. For operational, legal or other reasons, we may have to change the mix of U.S. and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability may disrupt or require changes in our international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex. There is no assurance that we will be able to accomplish these tasks at all or in an efficient or cost-effective manner. If we encounter difficulties in making such transitions, our revenues, gross profit margins and results of operations could be materially and adversely affected.

•
Fluctuations in foreign exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to foreign exchange rate changes by entering into short-term foreign currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our foreign currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.

•
Seasonal variations in demand could increase the volatility of our financial results. Our quarterly results reflect seasonality in the sale of our products and services, as our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. These seasonal fluctuations could increase the volatility of our revenues, gross margins and results of operations from one period to another.

•
Our results of operations could suffer if we are unable to expand and enforce our patent estate. One element of our strategy is to expand our AIDC patent estate and to use that estate to differentiate Intermec in the marketplace or generate royalty revenue, or both. The creation and maintenance of a patent estate is a complex activity with uncertain outcomes. There is no assurance that we can or will obtain valuable AIDC patents in the jurisdictions where we and our competitors operate. As part of our intellectual property strategy, we may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with us and our licensees using technology that is similar to or the same as ours. Our results of operations could be materially and adversely impacted if we do not adequately invest in the acquisition, maintenance and enforcement of AIDC patents, if we are unable to obtain AIDC patents covering products and services that customers consider valuable enough to purchase or if our effort to enforce our patents is unsuccessful.

•
Expansion in developing markets with weak intellectual property regimes could hurt our results of operations if we are unable to protect our technology in those jurisdictions. Our strategy includes expanding operations in and into developing countries (e.g., China) where the institutional structures for creating and enforcing intellectual property rights are very new and where government agencies, courts and market participants have little experience with intellectual property rights. There is no assurance that we will be able to protect our technology in such countries because we may not be able to obtain or enforce patents or other intellectual property rights in those jurisdictions and because alternative methods of protecting our technology may not be effective. Our ability to prevent competitors in these developing markets from misappropriating our technology could materially and adversely affect our sales, revenues and results of operations in those developing markets and in markets supplied from those developing markets.

ITEM 1A.	RISK FACTORS (Continued)

•
Patents controlled by our competitors, potential competitors or others may prevent us from selling or may increase the cost of our products. Our competitors, potential competitors and companies that purchase and enforce patents may have patents covering AIDC products and services similar to those we market and sell. These firms may try to use their patents to prevent us from selling some of our AIDC products, to collect royalties from us with respect to sales of products they claim are covered by their patents, or to deter us from enforcing our patents against them. As part of this effort, the patent-holders may initiate patent infringement lawsuits against us or our customers. As explained above, patent lawsuits are complex proceedings with uncertain outcomes. There is no assurance that we or our customers will prevail in any patent lawsuits initiated by third party patent-holders. If the results of such litigation are adverse to us or our customers, we could be enjoined from practicing an invention covered by the patent in question and we may also be required to pay damages for past infringement, which, in our case, might have a material adverse effect on results of operations. If an injunction is issued, we may not be able to sell a particular product or product line, which could materially and adversely impact our sales, revenues and results of operations. If third party patent-holders are willing to license or sell their patents to us, or if we must redesign the affected products, the associated costs could have a material and adverse effect on our sales, revenues or results of operations.

•
Operating gains and expenses related to patent litigation may materially impact or increase the volatility of our financial results. Since patent litigation involves complex technical and economic issues, it is difficult to predict the amount or the timing of gains and expenses associated with such litigation. In some periods, patent litigation recoveries and expenses could result in large fluctuations from prior periods, increasing the volatility of our financial results and possibly impacting our earnings per share.

•
Standards setting activities influence demand for AIDC products and may have a material impact on our sales and results of operations. AIDC customers typically want the ability to choose between two or more vendors and to seamlessly use the products of one vendor that work with the products of other vendors. We and other AIDC vendors try to respond to these customer requirements by participating in standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal. Depending on the standard, the standards organization and the form of participation, we may decide to or we may be required to license one or more of our patents or patent claims on a royalty-free or RAND basis. It is also possible that, during standards setting and product certification activities associated with EPCglobal, EPCglobal rules regarding disclosure of patents may result in a royalty-free or RAND license of one or more patents or patent claims. Such licenses might prevent us from obtaining injunctive relief against infringers of our patents or prevent us from collecting any royalty for the use of our patented inventions and RAND licenses would limit our royalty from a licensee to a reasonable amount that is consistent with the royalty we collect from other licensees of the same technology.

•
U.S. and international technical and environmental standards and regulations may hamper or prevent sales or increase our costs, which might adversely impact our sales, revenues and results of operations. Many jurisdictions have technical and environmental standards and regulations that govern or influence the design, components or operation of such products. Such standards and regulations may also require producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. Changes in those standards and regulations are always possible and, in some jurisdictions, changes may be introduced with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

•	Prevent us from selling one or more of our products in a particular country,
•	Increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components, or
•	Require us to obtain services or create infrastructure in a particular country to address collection, recycling and similar obligations.

ITEM 1A.	RISK FACTORS (Continued)

In these cases, we may experience unexpected disruptions in our ability to supply customers with our products or may have to incur unexpected costs to bring our products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

•
U.S. and international technical and environmental standards and regulations may affect customer decision-making, which might adversely impact our sales, revenues and results of operations. Technical and environmental standards and regulations that govern or influence the design, components or operation of our products, or their collection, recycling, treatment and disposal, may affect customer in various ways. Uncertainty connected with these types of environmental regulations may cause customers to postpone or cancel purchases of our products and that may have a material adverse effect on our revenues. Compliance burdens that affect customers if our products do not meet certain requirements may reduce demand for our products or effectively require us to redesign existing products or components or to use more expensive designs or components, or provide services in that country to support collection, recycling and similar obligations. In these cases, we may experience unexpected disruptions in our ability to sell our products in a particular country or may have to incur unexpected costs to meet customer demands to support their compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

•
Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results. We operate in a number of countries around the world and, therefore, are subject to tax in a number of jurisdictions. Accordingly, we file a significant number of tax returns that are subject to audit by the relevant tax authorities. Tax audits are often complex and may require several years to resolve. There is no assurance that all or any of these tax audits will be resolved in our favor. Our financial results may include favorable or unfavorable adjustments to our estimated tax liabilities in the periods when the tax assessments are made or resolved or when statutes of limitations on the tax assessments expire. The outcome of these tax assessments could have a material positive or negative impact on our earnings and increase the volatility of our earnings relative to prior periods.

ITEM1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 797,184 square feet, of which 599,282 square feet, or 75%, are located in the United States, and 197,902 square feet, or 25%, are located outside the United States, primarily in the Netherlands, France, Spain, Germany and Canada.

Approximately 48,400 square feet, or 6%, of our principal plant, office and commercial floor area, is owned by us, and the balance is held under lease.

The U.S. plants and offices associated with our continuing operations are located in the following states (in square feet):

Washington	342,000
Ohio	97,483
Iowa	92,927
Other states	66,872
Total	599,282

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

•	Plants or offices that when added to all other of our plants and offices in the same city have a total floor area of less than 10,000 square feet.

•	Facilities held under lease that we are subleasing to third parties, comprising 25,532 square feet in New Mexico and 43,474 square feet in California.

•	Properties previously used in divested IAS businesses:

•
Various properties we own, totaling approximately 1.3 million square feet, located in Ohio that are idle as of December 31, 2006. These properties are classified as assets held for sale on our consolidated balance sheet as of December 31, 2006. (See Footnote D to our Consolidated Financial Statements.)

•	Approximately 312,000 square feet, located in Michigan, held under lease.

•
Properties we own that are classified as other assets, having an aggregate floor area of approximately 700,811 square feet, of which 450,000 square feet, or 64% are located in Pennsylvania and 250,811 square feet, or 36% are located in Illinois.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2006 and 2005, are as follows:

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	$38.81	$29.71	$25.55	$19.84
Second Quarter	30.40	21.45	27.44	16.69
Third Quarter	30.74	20.50	35.15	26.03
Fourth Quarter	26.43	21.00	37.04	25.12

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 22, 2007, there were approximately 11,800 holders of record and 33,100 beneficial owners of our common stock. No cash dividends were paid during 2006 or 2005. Our Revolving Facility places limits on the payment of dividends. See discussion of the Revolving Facility under the heading “Liquidity and Capital Resources” in Item 7 of this annual report on Form 10-K.

Common stock repurchases in the fourth quarter of 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 2 to October 29, 2006	-	-	-	$50,000,000
October 30 to November 26, 2006	716,108	$23.76	706,000	33,222,730
November 27 to December 31, 2006	1,381,589	24.05	1,381,589	-
Total	2,097,697	$23.95	2,087,589	-

An authorization from our Board of Directors allowed us to repurchase up to $100 million of shares of our common stock. On August 7, 2006, and on November 3, 2006, we entered into a share repurchase agreement under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $50 million of our common stock pursuant to the previously announced share repurchase authorization by our Board of Directors. For the year ended December 31, 2006, we have repurchased $100 million or approximately 3.8 million shares of our common stock.

In addition, the table above includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock. For the fourth quarter 2006, 10,108 shares were surrendered.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ending December 31, 2006, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electrical Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period of common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electrical Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending December 31,

Company / Index	2002	2003	2004	2005	2006
INTERMEC INC	3.45	282.50	10.20	33.65	(28.20)
S&P MIDCAP 400 INDEX	(14.51)	35.62	16.48	12.56	10.32
S&P 1500 ELECTRICAL EQUIPMENT & INSTRUMENTS	(45.61)	64.88	(3.63)	1.45	7.37

		INDEXED RETURNS
		Years Ending December 31,
	Base Period
Company / Index	2001	2002	2003	2004	2005	2006
INTERMEC INC	100	103.45	395.69	436.03	582.76	418.45
S&P MIDCAP 400 INDEX	100	85.49	115.94	135.05	152.00	167.69
S&P 1500 ELECTRICAL EQUIPMENT & INSTRUMENTS	100	54.39	89.69	86.43	87.69	94.15

ITEM 6.	SELECTED FINANCIAL DATA

Intermec, Inc.
(Millions of dollars, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Results: (a)
Revenues	$850.0	$875.5	$791.7	$687.9	$632.0

Earnings from Continuing Operations (b)	$35.0	$40.7	$52.2	$15.1	$37.6
Earnings (Loss) from Discontinued Operations	(3.0)	21.1	(101.3)	(34.4)	(35.2)
Net Earnings (Loss)	$32.0	$61.8	$(49.1)	$(19.3)	$2.4

Basis Earnings (Loss) per Share
Continuing Operations	$0.56	$0.66	$0.86	$0.26	$0.65
Discontinued Operations	(0.05)	0.34	(1.67)	(0.59)	(0.61)
Net earnings (loss) per share	$0.51	$1.00	$(0.81)	$(0.33)	$0.04

Diluted Earnings (Loss) per Share
Continuing Operations	$0.55	$0.64	$0.84	$0.25	$0.64
Discontinued Operations	(0.05)	0.34	(1.63)	(0.57)	(0.60)
Net earnings (loss) per share	$0.50	$0.98	$(0.79)	$(0.32)	$0.04

Shares used for Basis Earnings (Loss) per Share	62,535	61,785	60,502	58,828	57,821
Shares used for Diluted Earnings (Loss) per Share	63,830	63,350	62,154	60,234	58,614

Financial Position (at end of year):
Total Assets	$810.3	$902.7	$1,072.7	$1,090.8	$1,124.8
Current Portion of Long-term Debt	$-	$-	$108.5	$-	$-
Long-term Debt	$100.0	$100.0	$100.0	$208.5	$224.7
Working Capital	$358.9	$440.4	$399.2	$440.4	$386.8
Current Ratio	2.9	3.0	1.9	2.4	2.1
Total Debt as a Percentage of Total Capitalization	19%	17%	34%	33%	35%

(a)	All periods reflect the classification of IAS as discontinued operations.

(b)	Includes gains on intellectual property settlements of $16.5 million, $15.6 million, $12.5 million and $90.2 million, in 2006, 2004, 2003 and 2002, respectively.

ITEM7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

Overview

Continuing Operations

Effective January 1, 2006, we changed our name from UNOVA, Inc. to Intermec, Inc. (“Intermec”, “us”, “we”, “our”). We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products and systems including radio frequency identification (“RFID”) products and systems, mobile computing products and systems, wired and wireless bar code printers and label media,. Our products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations, including supply chain management, enterprise resource planning and field sales and service. Customers for our products and services operate in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

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

Discontinued Operations

In 2005, we divested our Industrial Automation Systems ("IAS") businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes. The IAS businesses are producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2006, 2005 and 2004. The operating results of the IAS businesses are classified as discontinued operations. Results of operations and percentage of revenues were as follows (millions of dollars):

	Year Ended December 31,
	2006		2005		2004
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$850.0		$875.5		$791.7
Costs and Expenses:
Cost of revenues	517.9	60.9%	512.6	58.5%	461.4	58.3%
Selling, general and administrative	300.2	35.3%	304.3	34.8%	282.8	35.7%
Gains on intellectual property settlements	(16.5)	(1.9)%	-	-	(15.6)	(2.0)%
Restructuring charge	11.6	1.4%	-	-	-	-
Total Costs and Expenses	813.2	95.7%	816.9	93.3%	728.6	92.0%
Operating Profit from Continuing
Operations	36.8	4.3%	58.6	6.7%	63.1	8.0%
Interest, net	6.5	0.8%	(4.0)	(0.5)%	(12.4)	(1.6)%
Gain on sale of investments	2.3	0.3%	-	-	-	-
Earnings from Continuing Operations before
Income Taxes	45.6	5.4%	54.6	6.2%	50.7	6.4%
Provision (Benefit) for Income Taxes	10.6	1.2%	13.9	1.6%	(1.5)	(0.2)%
Earnings from Continuing Operations, net of tax	35.0	4.1%	40.7	4.6%	52.2	6.6%
Earnings (Loss) from Discontinued
Operations, net of tax	(3.0)	(0.4)%	21.1	2.4%	(101.3)	(12.8)%
Net Earnings (Loss)	$32.0	3.8%	$61.8	7.1%	$(49.1)	(6.2)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004, as well as the year-over-year product and service revenue growth were as follows (millions of dollars):

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Category:
Product	$692.4	81.5%	$721.0	82.4%	$654.9	82.7%
Service	157.6	18.5%	154.5	17.6%	136.8	17.3%
Total Revenues	$850.0	100.0%	$875.5	100.0%	$791.7	100.0%

	2006 v. 2005		2005 v. 2004
Product and Service Revenue Growth:	Amount	Percent	Amount	Percent
Product	$(28.6)	(4.0)%	$66.1	10.1%
Service	3.1	2.0%	17.7	12.9%
Total Product and Service Revenues	$(25.5)	(2.9)%	$83.8	10.6%

Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004, were as follows (millions of dollars):

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Geographic Region:
North America	$494.4	58.2%	$513.6	58.7%	$447.6	56.5%
Europe, Middle East and Africa
(EMEA)	241.1	28.4%	260.4	29.7%	253.8	32.1%
All Others	114.5	13.4%	101.5	11.6%	90.3	11.4%
Total Revenues	$850.0	100.0%	$875.5	100.0%	$791.7	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues in 2006 decreased $28.6 million, or 4.0%, compared to 2005. The decline in product revenue is primarily attributable to a 5.4% decrease in systems and solutions products. Our analysis of the causal factors for the decline in product revenue suggests that the most significant factor was the announcement and availability of several new products in the third quarter of 2006. In the second half of the year, we introduced three new major products. In light of this announcement, it is our belief that certain customers delayed orders awaiting the availability of the new products. The second factor negatively impacting product revenue is the RoHS ("Restriction of Hazardous Substances") Directive, which became effective July 1, 2006, within the European Union (“EU”). The third factor which contributed to the product revenue decline is the increase in competitive programs and pricing.

Product revenues in 2005 increased $66.1 million, or 10.1%, compared to 2004, primarily due to a 8.6% increase in systems and solutions products and a 12.8% increase in printer/media revenues. The growth in systems and solutions was driven by broad-based product demand, including an increase in large enterprise account rollouts across our industry verticals, growth in the indirect sales channel and increasing penetration in the retail market. New computer terminals such as CK61, CN2 and CK31 contributed to customer demand. Also during 2005, the 700 series mobile computer had a significant technology upgrade, increasing performance and expanding market capabilities. The increase in printer/media revenue was primarily driven by demand in North America as a result of new product introductions, including the PX4i and PX6i label printers and a new PB42 receipt printer.

Service revenues in 2006 increased $3.1 million, or 2%, compared to 2005. The increase in service revenue is primarily from increases in revenue from the U.S. government contracts and in Canada of approximately $1.0 million each, and a $0.5 million increase in Mexico.

Service revenues in 2005 increased $17.7 million, or 12.9%, compared to 2004. The 2005 growth in service revenue was driven by improving contract renewal rates, resulting in a 17% increase in new service contracts during 2005, and an expansion of professional services, which more than doubled in 2005, compared to the prior year.

Geographically, product and service revenue decreased in North America by 3.7% and in Europe, the Middle East and Africa (EMEA) by 7.4%, offset partially by a 12.8% increase in the Rest of the World (“ROW”), for the year ended December 31, 2006. The decrease in EMEA revenues is primarily attributable to the RoHS Directive.

For the year ended December 31, 2005, product and service revenue increased in all regions compared to 2004, with North America contributing 14.2% growth, EMEA contributing 2.6% growth and the ROW contributing 12.3% growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2006, 2005 and 2004, were as follows (millions of dollars):

	Year Ended December 31,
	2006		2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$262.7	37.9%	$300.3	41.7%	$274.3	41.9%
Service	69.3	44.0%	62.6	40.5%	56.0	40.9%
Total Gross Profit and Gross Margin	$332.0	39.1%	$362.9	41.4%	$330.3	41.7%

Total gross profit for the year ended December 31, 2006, decreased $30.9 million, or 8.5%, compared to the prior year end. Product gross profit decreased by $37.6 million, or 12.5%, in 2006 compared to 2005, due primarily to the 2.3% decrease in gross margin percentage. The decrease in gross margins is primarily due to lower average selling prices, with lower absorption on lower volumes.

Product gross profit increased $26.0 million, or 9.5%, in 2005 compared to 2004, due to the increase in revenue, slightly offset by a 0.3% decline in gross margin percentage. The decline in product gross margin percentage is primarily due to an increase in the mix of lower margin enterprise business.

The increase in service gross margin percentage for 2006 of 3.5% compared to 2005 is primarily due to lower operating expenses and improved margins in Latin America due to a higher mix of professional service sales. Service margins are relatively comparable in 2005 and 2004.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $300.3 million, $304.3 million and $282.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in SG&A of $4.0 million in 2006 compared to 2005 primarily reflects the $5.8 million increase in research and development (“R&D”) more than offset by a $7.2 million reduction in legal expense and a $2.1 million curtailment gain from the changes to our US pension and post-retirement plans.

SG&A expense increased $21.5 million in 2005 compared to 2004, due approximately to $11.1 million of incremental legal expense, $1.8 million of expense related to certain termination benefits and to a general increase in costs. R&D expense decreased $0.6 million for the same period.

Gains on Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue or gains and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in intellectual property lawsuits. In aggregate, gains from IP settlements included in operating profits were $16.5 million and $15.6 million in 2006 and 2004, respectively. There were no IP settlements for the year ended December 31, 2005.  Prior to the fourth quarter of 2006, we recognized certain amounts arising from IP settlements as revenue and direct costs related to the settlements as cost of revenue. We have determined that these IP settlements should more appropriately be recorded as “Gains on intellectual property settlements” in operations rather than as revenue and cost of revenue and accordingly have reclassified $19.6 million previously recorded as IP settlement revenue and $4.0 million of IP settlement cost as a net Gain on intellectual property settlements of $15.6 million within the 2004 Consolidated Statement of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. This restructuring, which was substantially completed by the end of 2006, resulted in charges for severance of $3.1 million for the elimination of 65 positions in Sweden. The restructuring costs also included facility closure costs of $1.3 million, and other related costs of $0.3 million.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring includes headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring is expected to be substantially completed by the end of the first fiscal quarter of 2007 and full implementation of the plan is expected to be completed by the end of 2007. During the fourth quarter of 2006, we recorded charges for severance of $6.8 million for the termination of 205 employees and $0.1 of other exit costs in accordance with SFAS 146. As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid. The total restructuring costs are expected to be $8.0 million. These estimated restructuring costs include employee termination expense of $7.3 million, facility closure costs of approximately $0.6 million and other exit costs of approximately $0.1 million. We expect the remaining unrecognized restructuring costs will be recognized during 2007.

Interest, Net

Net interest income for the year ended December 31, 2006, was $6.5 million, compared to net interest expense of $4.0 million in the prior year. The improvement in net interest income reflects the reduction in outstanding debt balance, as well as higher investment returns. During 2005, we retired bonds totaling $108.5 million.

Net interest expense for the year ended December 31, 2005, was $4.0 million compared to $12.4 million in the prior year. The reduction in net interest expense resulted from lower average debt and higher cash and cash equivalent balances during 2005. We retired our $100 million seven-year bonds in March 2005 and our $8.5 million industrial revenue bond in July 2005.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2006, reflects an effective tax rate for continuing operations of 23.2%, compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to settlement of foreign tax audits.

The provision for income taxes for the year ended December 31, 2005, reflects an effective tax rate for continuing operations of 25.5%, compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to reductions in U.S. and foreign tax contingency accruals. The reduction in the U.S. tax contingency accrual relates to Credit for Increasing Research Activities, resulting from the resolution of a U.S. tax audit of a former parent for the same issue. The reduction from the resolution of foreign tax contingency accrual relates to the favorable resolution of a German tax audit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tax benefit for the year ended December 31, 2004, reflects an effective tax rate for continuing operations of 3.0% compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to a $13.5 million tax benefit related to goodwill and intangible amortization of our Swedish operations. Through the implementation of a tax restructuring plan, we ceased reinvesting permanently in our Swedish operations in the fourth quarter of 2004. The restructuring resulted in the recognition of a deferred tax benefit related to goodwill and intangibles. In addition, as part of our overall review of our business operations in 2004 and our commitment to a plan to divest its IAS business, we recognized additional deferred tax benefits related to its U.S. and foreign jurisdictions.

Gain (Loss) from Discontinued Operations

During the fourth quarter of 2004, we committed to a plan to dispose of our IAS businesses, comprising the Cincinnati Lamb and Landis Grinding Systems businesses and began classifying IAS as discontinued operations in our consolidated financial statements for all periods presented.

The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2006, 2005 and 2004 (thousands of dollars):

	Year Ended December 31,
	2006	2005	2004
Product and service revenues	$-	$223,460	$471,135

Loss from discontinued operations before tax	(3,747)	(7,095)	(109,410)
Benefit for income taxes	748	28,242	8,100
Earnings (loss) from discontinued operations net of tax	$(2,999)	$21,147	$(101,310)

On December 9, 2005, we completed the sale of the Landis Grinding Systems division (“Landis”). The consideration received for the Landis purchased assets comprised $69 million in cash, a $10 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent, classified as other current assets on the balance sheet, and the buyer’s assumption of certain liabilities, including certain pension and other post-retirement obligations. As of December 31, 2006, the estimated fair value of the note is $9.7 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25%.

The gain on the sale of Landis was $42.9 million. The gain included a $2.7 million gain related to cumulative translation adjustment, a $7.8 million charge for the write-off of goodwill, a $3.8 million accrual relating to the fair value of below-market leases provided to buyer under the terms of the sale agreement, $3.8 million accrual relating to leases of retained buildings, and $14.3 million in settlement and curtailment gains that included $13.8 million of long-term liabilities sold. We also incurred $2.8 million of transaction-related expense primarily for professional services.

On April 3, 2005, we completed the sale of the Cincinnati Lamb business. We recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2005, we recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The net assets sold of the Cincinnati Lamb business were recorded at $36.7 million as of the date of the sale and comprised the majority of operating assets and liabilities of the business.

The loss on the sale included an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). We also incurred $5.3 million of transaction-related expense, primarily for severance and professional services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million at the time of sale and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. We were also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005, we reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005, we loaned the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value note were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent (8.3% as of December 31, 2006) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of December 31, 2006, the estimated fair value of the note was $11.3 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our consolidated balance sheet as of December 31, 2006, classifies the $11.3 million as other current assets and other assets.

In conjunction with the disposal plan, we analyzed the net assets of IAS for impairment, resulting in a charge of $104.1 million in 2004 to write down the net assets of Cincinnati Lamb to their estimated net realizable value. The charge included impairments of $63.3 million for goodwill, $30.2 million for property, plant and equipment and other long-lived assets and $10.6 million for current assets. In computing the impairment loss, we considered the $9.1 million credit balance for the cumulative translation adjustment and the $9.1 million unrealized minimum pension liability adjustment, net of tax, related to Cincinnati Lamb, which was included in the accumulated other comprehensive income component of shareholders’ investment.

The loss from discontinued operations before tax in 2006 includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the closing balance sheets and estimated purchase price adjustments.

The loss from discontinued operations before tax in 2005 includes non-cash impairment charges of $2.0 million and $9.9 million related to the settlement of lawsuits. The tax benefit for discontinued operations for the year ended December 31, 2005, reflects a significant difference from the U.S. statutory tax rate of 35%, as a result of our divestiture of our IAS businesses through the disposition of the Cincinnati Lamb business and the Landis business in the first and fourth quarters of 2005, respectively. The increase is primarily due to approximately $24.0 million of tax benefits from the disposition of the Cincinnati Lamb business. These benefits, including a tax effected capital loss carry forward in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a deferred intercompany sale and an election to treat a foreign subsidiary as a branch.

Loss from discontinued operations before tax in 2004 includes impairment charges of $104.1 million. As a result of merging the Cincinnati Machine, Lamb Machining Systems and Lamb Body and Assembly Systems (“Lamb B&A”) divisions, which were initiated in the fourth quarter of 2002, restructuring charges of $0.5 million were incurred in 2004. The loss from discontinued operations before tax also includes Lamb B&A operating losses of $2.0 million, in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tax benefit for discontinued operations for the year ended December 31, 2004, reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets, resulting from our plan to divest IAS. In 2004, we determined that certain state and foreign deferred tax assets of discontinued operations would not be realizable and recorded valuation allowances of $5.4 million and $31.3 million, respectively.

Foreign Currency Transactions

We are subject to the effects of international currency fluctuations due to the global nature of our operations. Foreign currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in net currency transaction gains (losses) of $(1.3) million, $0.7 million, $(1.7) million for the years ended December 31, 2006, 2005 and 2004, respectively.

For fiscal year 2006, our continuing operations derived approximately 43.9% of revenues from non-U.S. customers. At December 31, 2006, long-lived assets attributable to foreign countries comprised 10.6% of total long-lived assets. The largest components of these foreign assets are attributable to European nations, primarily the Netherlands and France.

Liquidity and Capital Resources

At December 31, 2006, cash, cash equivalents and short-term investments totaled $184.5 million, a decrease of $72.3 million compared to the December 31, 2005 balance of $256.8 million.

Cash provided by operating activities of continuing operations comprises net income adjusted for certain non-cash items and changes in assets and liabilities. For 2006, cash provided by operating activities of continuing operations was $25.9 million, compared to $57.8 million in 2005 and $44.9 million in 2004. In 2006, cash provided by operating activities of continuing operations was primarily due to net earnings from continuing operations of $35.0 million and a $22.6 million decrease in accounts receivable, offset partially by an increase in inventory of $37.0 million. Included in earnings from continuing operations is $16.5 million of net proceeds before tax from an IP settlement.

In 2005, cash provided by operating activities of continuing operations of $57.8 million was primarily due to operating profit of $40.6 million and cash proceeds recorded as deferred revenue from our 2005 Rapid Start intellectual licensing program of approximately $21.4 million. In 2004, cash provided by operating activities of continuing operations of $44.9 million was attributable to $52.2 million of net earnings and reductions in other current assets and prepaid pension cost, partially offset by increases in net deferred tax assets and net working capital. The increase in net earnings includes $15.6 million of net proceeds before tax from an IP settlement.

In 2006, investing activities of continuing operations primarily included capital expenditures of $22.4 million and net investment purchases of $26.6 million, reflecting a net use of $49.0 million in cash. Investing activities of continuing operations in 2005 provided $51.6 million of net cash primarily due to the release of $50.0 million of unrestricted cash and $11.0 million in proceeds from the sale of property, plant and equipment, which was principally offset by capital expenditures.  Investing activities of continuing operations in 2004 used net cash of $56.5 million primarily related to the classification of restricted cash in preparation for the repayment of debt and for capital expenditures, partially offset by proceeds from the sale of property, plant and equipment.

Capital expenditures were $22.4 million, $10.1 million and $10.3 million for 2006, 2005 and 2004, respectively. Proceeds from sales of property, plant and equipment were $11.0 million and $4.0 million in 2005 and 2004, respectively. There were no proceeds from sales of property, plant and equipment for 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing activities of continuing operations in 2006, includes $100.0 million of common stock repurchased, offset by $8.1 million in proceeds from stock option exercises and $4.7 million in excess tax benefits from stock based payment arrangements, with a net use of $84.4 million in cash. Financing activities of continuing operations in 2005 includes $18.0 million in proceeds from stock option exercises and the repayment of long-term debt of $108.5 million, reflecting a net use of $88.3 million in cash. Financing activities of continuing operations in 2004 reflects $5.7 million in proceeds from stock option exercises.

Net cash used by operating activities of discontinued operations was $52.6 million and $13.4 million in 2005 and 2004, respectively. There was no cash used for operating activities of discontinued operations in 2006. The net cash used by operating activities in 2005, was primarily due to a $13.5 million settlement of a lawsuit, a contribution of $11.1 million made to our non-U.S. pension plan covering retirees of the divested IAS businesses, as well as an increase in net working assets prior to the divestures. The net cash used by operating activities in 2004, was primarily due to an increase in accounts receivable.

Net cash provided by investing activities of discontinued operations was $5.7 million in 2006, related primarily to cash received as part of the sale of the IAS businesses. Net cash provided by investing activities of discontinued operations of $70.4 million in 2005 was due primarily to sale of the IAS businesses. Net cash used by investing activities of discontinued operations was $1.4 million in 2004.

We have a secured long-term revolving credit facility (the “Revolving Facility”), with a maximum amount available of $50.0 million at December 31, 2006 and 2005. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity under the Revolving Facility of $19.6 million and $7.1 million at December 31, 2006 and 2005, respectively. We made no borrowings under the Revolving Facility during 2006, and as of December 31, 2006, no borrowings were outstanding under this facility. As of December 31, 2006, we were in compliance with the financial covenants of the Revolving Facility.

The key terms of the Revolving Facility are as follows:

•	Our obligations under the Revolving Facility are secured by substantially all our U.S. assets and our U.S. subsidiaries and a pledge of 65% of the stock of certain of its foreign subsidiaries.

•
Borrowings under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•
The Revolving Facility places certain restrictions on our and our subsidiaries ability to consolidate or merge, make acquisitions, create liens, incur additional indebtedness, dispose of assets or pay dividends.

•	Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the Revolving Facility.

We also have maintained a secured long-term revolving facility and related overdraft facility (collectively, the “UK Facility”). In accordance with its terms, the UK Facility terminated on February 9, 2006, and we did not extend the term of the facility. We believe that the termination of the UK Facility will not have any adverse effect on our financial condition or liquidity.

In March 1998, we sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. On March 15, 2005, we retired the $100.0 million seven-year notes. Interest payments on the ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the ten-year notes is 7.175%. The ten-year notes mature in March 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe that cash, cash equivalents and short-term investments, combined with projected cash flow from operations, will provide adequate funding to meet our expected working capital, capital expenditure and restructuring cost requirements for the next twelve months and working capital, capital expenditure and debt repayment obligations for the foreseeable future. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity include our Revolving Facility.

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2006 (millions of dollars). The table does not include amounts recorded on our consolidated balance sheet as current liabilities. Long-term debt and operating leases are discussed in the indicated Notes to our Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (Note B)	$100.0	$-	$100.0	$-	$-
Interest on long-term debt	10.5	7.0	3.5	-	-
Operating leases (Note D)	51.3	11.0	16.1	10.9	13.3
Total Contractual Obligations	$161.8	$18.0	$119.6	$10.9	$13.3

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons.

Expected future benefit payments by our pension and other postretirement benefit plans are $9.0 million in 2007, $19.4 million for 2008 and 2009 combined, $20.9 million for 2010 and 2011 combined, and $65.5 million for the subsequent five-year period 2012 through 2016.

Off-Balance Sheet Arrangements

At December 31, 2006, we had aggregate off-balance-sheet letter-of-credit reimbursement agreements totaling $7.4 million, compared to $25.8 million at December 31, 2005. We do not believe that these letter-of-credit reimbursement agreements have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In our opinion, inflation has not been a significant factor in the markets in which we operate in 2006, 2005 or 2004 and has not had a significant impact upon the results of our operations during these fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, tax contingency accruals, recoverability of other intangible assets, warranty costs, pension and post retirement obligations, and stock-based compensation. Despite these inherent limitations, we believe that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our financial statements and related footnotes provide a meaningful and fair perspective.

A summary of our significant accounting policies is included in Note A to the consolidated financial statements. We believe that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial position. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventory Obsolescence. We write down our inventory for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written-off inventory is sold.

Income Taxes. We consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intangible Assets. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of our finite lived intangible assets pertain to our patent portfolio and have estimated useful lives of 18 years. See Note E to the consolidated financial statements for additional information.

The carrying values of intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

Warranty Costs. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

Impairment of Long-lived Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.  During the fourth quarter of 2005, we wrote off our remaining goodwill balance of $7.8 million in conjunction with the sale of the Landis business.

Discontinued Operations. Divested businesses are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets, to loss from discontinued operations in the consolidated statements of operations, and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations.

Pension and Other Postretirement Benefits. We have retirement plans that cover most of our employees. Some of these plans were frozen June 2006. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other postretirement benefits are evaluated periodically by management in consultation with an external actuary. Changes in assumptions are based on relevant internal data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for our domestic and foreign plans. We believe the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2006 were 5.95% and 5.00%, respectively, compared to 5.75% and 5.50% as of December 31, 2005. The increase in the discount rate used for domestic plans reflects higher interest rates in the current market. The effect of a one-half percentage point decrease in our discount rate on pension cost result in an increase in benefit obligation of $14.4 million. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return on our domestic and foreign plans was 8.75% and 7.60%, respectively. The effect on our pension cost of a one-half percentage point decrease in the expected long-term rate of return would be an increase of $0.7 million. We determine the expected rate of compensation increase based on historic trends and comparisons to external rates. For domestic plans, we concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 4.00%. For foreign plans, we concluded that no adjustment to the expected rate of compensation was necessary as there are no active employees covered under the plans.

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 5.70%, 5.00% and 6.00% at December 31, 2006, 2005 and 2004, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2006 was 10.00% and is projected to decrease over six years to 5.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $0.2 million, while a one-percentage point decrease would result in a decrease of $0.2 million.

Contingencies. We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimates, results of operations are adjusted upward or downward.

Stock-Based Compensation. As of December 31, 2006, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we began expensing stock options as required under SFAS No. 123(R), Share-Based Payments.

Stock-based compensation represents the cost related to stock based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in Cost and SG&A in the Consolidated Statement of Operations based on the employees’ respective function. We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). See note F, Shareholders’ Investment, for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue Recognition. Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

We typically do not sell our software products without the related hardware. Our typical products require no significant production, modification or customization of the software or hardware after it is shipped. For software sales, and hardware sales where the software is more than incidental, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Rapid Start RFID intellectual property (“RFID IP”) royalties—We license rights to use portions of our IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products. As a result of our RFID IP licensing program, which ended on August 31, 2005, we have expanded our revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using our licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees related to our Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period we expect to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and our estimate of the average technology lifecycle for the automated identification data capture (“AIDC”) industry. We earn royalties on licensed RFID products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees report and pay royalties owed for sales made in any given quarter after the conclusion of that quarter. We have determined that, due to the lack of historical trends coupled with the anticipated escalating business trends, we do not have the ability to reliably estimate the running royalties when earned. Therefore, we recognize such royalty revenue in the quarter in which the royalties are reported to us by the licensees.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (such as employee stock options and restricted stock units). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options and restricted stock units) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). We adopted this statement in the fiscal first quarter of 2006, applying the modified prospective transition method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We implemented SFAS 151, Inventory Costs, an amendment of ARB No. 43 in the fiscal first quarter of 2006. The adoption of this statement did not have a material effect on our results of operations, cash flows or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation also provides guidance on derecognition, classification, interest and penalties, as well as disclosure in financial statements of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective for January 1, 2007, we will be required to adjust the opening balance of retained earnings (or other components of shareholders’ investment in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. We expect the effect of adoption of FIN 48 to fall within a range of $0.1 million to $10.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and we will adopt the statement at that time. We believe that the adoption of SFAS No. 157 will not have a material effect on our results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income (“OCI”), net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to statements 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements, effective December 31, 2008. The statement was effective at fiscal year end 2006 and we adopted the statement at that time.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on our results of operations, cash flows or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. This statement is effective as of the beginning of the first fiscal quarter of 2008. We believe that the adoption of SFAS No. 159 will not have a material effect on our results of operations, cash flows or financial position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to our ability to maintain or to improve the revenues and profits of our continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use our investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of our continuing operations and the other factors described in Part I, “Item 1A, Risk Factors,” and in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report on Form 10-K.

Such forward-looking statements involve and are dependent upon certain risks and uncertainties. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements.

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

You are encouraged to review the Risk Factors portion of Item 1A of Part I of this filing which discusses the risk factors associated with our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from our short-term and long-term borrowings and to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Interest Rates:  As of December 31, 2006, our outstanding borrowings were comprised of $100.0 million in fixed rate debentures that mature in March 2008 and have an interest rate of 7.00%. The fair value of the fixed rate debentures on December 31, 2006, as determined based on recent market trades, was $100.0 million. See discussions of our credit facilities under the heading “Liquidity and Capital Resources” in Item 7 of this annual report and in Note B to the Consolidated Financial Statements.

Foreign Exchange Rates:  Due to our global operations, our cash flow and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. We do not enter into any foreign currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges, and accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. We performed a sensitivity analysis assuming a hypothetical 10 percent movement in foreign currency exchange rates applied to the exposure described above. As of December 31, 2006, the analysis indicated that if our hedges of foreign exchange exposure were not in place, such market movements would have an impact of approximately $12.3 million on our results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedging activities.

During 2006, our sales comprised $543.3 million, or 62%, denominated in U.S. dollars, $160.3 million, or 19%, denominated in euros, $44.5 million or 5%, denominated in British pounds, and $124.9 million, or 14% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted our sales by approximately $6.9 million, $2.1 million and $24.7 million in 2006, 2005 and 2004, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

Internal control over financial reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page F-1 of this annual report on Form 10-K and is incorporated by reference.

(b)	Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page F-3 of this annual report on Form 10-K and is incorporated by reference.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter 2006, we made changes to our controls and procedures as part of our ongoing monitoring of controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a code of business conduct and ethics for all directors, officers and employees, known as the Standards of Conduct. The Standards of Conduct are available on our website under Investor Information at http://www.intermec.com. We intend to disclose on our website any amendment to, or waiver of, the Standards of Conduct related to our senior officers. Shareholders may request a free copy of the Standards of Conduct from:

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 16, 2007 (the “2007 Proxy Statement”). Information to be included in Part III, Item 10 will be included in our 2007 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2007 Proxy Statement, and is incorporated herein this by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2007 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2007 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2007 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements

See listing of financial statements as set forth in Part I, Item 8 of this annual report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts at page S-1 of this annual report on Form 10-K.

All other schedules specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(3)	Executive Compensation Plans and Arrangements

Executive compensation plans and arrangements are listed as exhibits 10.4 through 10.44 as set forth in the Index to Exhibits at page E-1 of this annual report.

(b)	Index to Exhibits at page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Lanny H. Michael
Lanny H. Michael
Senior Vice President, Chief Financial Officer
March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Larry D. Brady	Director, Chairman of the Board,	March 20, 2007
Larry D. Brady	President and Chief Executive Officer

/s/ Stephen E. Frank	Director	March 20, 2007
Stephen E. Frank

/s/ Claire W. Gargalli	Director	March 20, 2007
Claire W. Gargalli

/s/ Gregory K. Hinckley	Director	March 20, 2007
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	March 20, 2007
Lydia H. Kennard

/s/ Allen J. Lauer	Director	March 20, 2007
Allen J. Lauer

/s/ Stephen P. Reynolds	Director	March 20, 2007
Stephen P. Reynolds

/s/ Steven B. Sample	Director	March 20, 2007
Steven B. Sample

/s/ Oren G. Shaffer	Director	March 20, 2007
Oren G. Shaffer

/s/ Larry D. Yost	Director	March 20, 2007
Larry D. Yost

/s/ Lanny H. Michael	Senior Vice President, Chief Financial Officer	March 20, 2007
Lanny H. Michael	(Principal Financial Officer)

/s/ Fredric B. Anderson	Vice President, Corporate Controller	March 20, 2007
Fredric B. Anderson	(Principal Accounting Officer)

Intermec, Inc.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit organization and our Finance organization.

 Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Our independent registered public accounting firm, Deloitte & Touche, LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Deloitte & Touche, LLP, has issued an audit report on management’s assessment, which appears on page F-4.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Form 10-K. In addition, in 2006, the Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ Larry D. Brady
Larry D. Brady
Chief Executive Officer

/s/ Lanny H. Michael
Lanny H. Michael
Senior Vice President and
Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intermec, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note F to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006 and, as discussed in Note K to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Seattle, Washington

/s/ Deloitte & Touche, LLP.
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intermec, Inc.
Everett, Washington

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Intermec, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 20, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

Seattle, Washington

/s/ Deloitte & Touche, LLP.
March 20, 2007

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product	$692,417	$720,959	$654,867
Service	157,552	154,523	136,800
Total Revenues	849,969	875,482	791,667

Costs and expenses:
Cost of product revenues	429,691	420,707	380,578
Cost of service revenues	88,238	91,899	80,821
Selling, general and administrative	300,264	304,325	282,849
Gains on intellectual property settlements	(16,538)	-	(15,619)
Restructuring charge	11,583	-	-
Total costs and expenses	813,238	816,931	728,629
Operating profit from continuing operations	36,731	58,551	63,038
Gain on sale of investments	2,305	-	-
Interest income	15,898	7,016	4,166
Interest expense	(9,360)	(11,042)	(16,527)
Earnings from continuing operations before income taxes	45,574	54,525	50,677
Provision (benefit) for income taxes	10,575	13,880	(1,504)
Earnings before discontinued operations	34,999	40,645	52,181

Earnings (loss) from discontinued operations, net of tax	(2,999)	21,147	(101,310)

Net earnings (loss)	$32,000	$61,792	$(49,129)

Basic earnings (loss) per share
Continuing operations	$0.56	$0.66	$0.86
Discontinued operations	(0.05)	0.34	(1.67)
Net earnings (loss) per share	$0.51	$1.00	$(0.81)

Diluted earnings (loss) per share
Continuing operations	$0.55	$0.64	$0.84
Discontinued operations	(0.05)	0.34	(1.63)
Net earnings (loss) per share	$0.50	$0.98	$(0.79)

Shares used in computing basic earnings (loss) per share	62,535	61,785	60,502

Shares used in computing diluted earnings (loss) per share	63,830	63,350	62,154

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$155,027	$256,782
Short-term investments	29,510	-
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $7,796 and $8,157	158,369	180,985
Inventories	119,027	82,088
Net current deferred tax assets	49,623	100,656
Assets held for sale	8,661	8,517
Other current assets	28,913	29,468
Total current assets	549,130	658,496

Property, plant and equipment, net	43,453	30,820
Intangibles, net	3,978	6,871
Net deferred tax assets	190,683	137,578
Other assets	23,096	68,955
Total assets	$810,340	$902,720

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$113,207	$148,731
Payroll and related expenses	32,008	31,011
Deferred revenue	45,021	38,369
Total current liabilities	190,236	218,111

Long-term deferred revenue	17,318	20,095
Long-term debt	100,000	100,000
Other long-term liabilities	85,184	88,711

Shareholders’ investment:
Common stock	598	627
Additional paid-in capital	657,468	736,224
Accumulated deficit	(212,903)	(244,903)
Accumulated other comprehensive loss	(27,561)	(16,145)
Total shareholders’ investment	417,602	475,803
Total liabilities and shareholders’ investment	$810,340	$902,720

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Cash and Cash Equivalents at Beginning of Year	$256,782	$217,899	$238,447

Cash Flows from Operating Activities of Continuing Operations:
Net earnings from continuing operations	34,999	40,645	52,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,942	9,865	10,847
Gain on sale of investments	(2,305)	-	-
Change in prepaid pension costs, net	17,182	11,525	11,098
Deferred taxes	13,063	11,615	(33,698)
Stock-based compensation and other	5,892	1,975	1,665
Excess tax benefits from stock-based payment arrangements	(4,733)	-	-
Changes in operating assets and liabilities:
Accounts receivable	22,616	(33,561)	(10,191)
Inventories	(36,939)	(2,344)	(6,599)
Other current assets	5,271	(1,906)	11,069
Accounts payable and accrued expenses	(46,438)	9,134	6,952
Payroll and related expenses	1,200	(636)	(2,628)
Other long-term liabilities	1.757	15,111	2,565
Other operating activities	4,384	(3,640)	1,603
Net Cash Provided by Operating Activities of Continuing Operations	25,891	57,783	44,864
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	(22,365)	(10,136)	(10,284)
Purchases of investments	(31,450)	-	-
Decrease in restricted cash	-	50,000	(50,000)
Proceeds from sales of investments	4,873	-	-
Patent legal fees	(705)	-	-
Sale of property, plant and equipment	-	10,987	4,026
Other investing activities	653	729	(225)
Net Cash Provided By (Used In) Investing Activities of Continuing Operations	(48,994)	51,580	(56,483)
Cash Flows from Financing Activities of Continuing Operations:
Repayment of long-term obligations	-	(108,500)	-
Excess tax benefits from stock-based payment arrangements	4,733	-	-
Stock options exercised	8,073	18,014	5,683
Stock repurchase	(99,948)	-	-
Other financing activities	2,780	2,148	211
Net Cash Provided by (Used In) Financing Activities of Continuing Operations	(84,362)	(88,338)	5,894

Net Cash Provided By (Used In) Continuing Operations	(107,465)	21,025	(5,725)
Net Cash Used In Operating Activities of Discontinued Operations	-	(52,558)	(13,382)
Net Cash Provided By (Used In) Investing Activities of
Discontinued Operations	5,710	70,416	(1,441)
Resulting Increase (Decrease) in Cash and Cash Equivalents	(101,755)	38,883	(20,548)

Cash and Cash Equivalents at End of Period	$155,027	$256,782	$217,899

Supplemental Information
Effect of exchange rates on cash and cash equivalents	$1,659	$(7,928)	$6,677
Cash Payments:
Interest on Long-term Debt	(7,243)	(11,498)	(15,379)
Income Taxes	(5,361)	(6,199)	(4,338)

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(thousands of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	$605	$690,745	$(257,566)	$(2,956)	$430,828

Comprehensive Income:
Net loss			(49,129)		(49,129)
Currency translation adjustment and other, net				15,519	15,519
Minimum pension liability adjustment, net				1,339	1,339
Comprehensive loss					(32,271)
Issuance of common stock	6	12,671			12,677

Balance, December 31, 2004	611	703,416	(306,695)	13,902	411,234

Comprehensive Income:
Net income			61,792		61,792
Currency translation adjustment and other, net				(26,464)	(26,464)
Minimum pension liability adjustment, net				(3,583)	(3,583)
Comprehensive income					31,745
Issuance of common stock	16	32,808			32,824

Balance, December 31, 2005	627	736,224	(244,903)	(16,145)	475,803

Comprehensive Income:
Net income			32,000		32,000
Currency translation adjustment, net				6,351	6,351
Unrealized gain on securities, net				49	49
Minimum pension liability adjustment, net				(328)	(328)
Comprehensive income					38,072
SFAS 158 transition amount, net				(17,488)	(17,488)
Repurchase of common stock	(38)	(99,910)			(99,948)
Issuance of common stock	9	21,154			21,163

Balance, December 31, 2006	$598	$657,468	$(212,903)	$(27,561)	$417,602

See accompanying notes to consolidated financial statements.

INTERMEC, INC
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note A: Significant Accounting Policies

Nature of Operations. Effective January 1, 2006, we changed our name from UNOVA, Inc. to Intermec, Inc. (“Intermec”, “us”, “we”, “our”). We provide global supply chain solutions and design, development, manufacture and integrate wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intermec RFID (radio frequency identification). Our products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Our products and services are sold globally to a diverse set of customers in markets and applications such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Principles of Consolidation. The consolidated financial statements include the accounts of Intermec, Inc., our wholly owned subsidiaries and companies in which we have a controlling interest. Investments in companies over which we have influence, but not a controlling interest, are accounted for using the equity method. Equity investments of less than 20% ownership in other companies are carried at cost. All significant intercompany transactions and balances have been eliminated in consolidation. We have no unconsolidated subsidiaries.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, tax contingency accruals, recoverability of other intangible assets, warranty costs, pension and post retirement obligations, and stock-based compensation.

Stock-Based Compensation. As of December 31, 2006, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we begin expensing stock options as required under SFAS No. 123(R), Share-Based Payments.

INTERMEC, INC
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Revenue Recognition. Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned and reported, the price is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

We typically do not sell our software products without the related hardware. Our typical products require no significant production, modification or customization of the software or hardware after it is shipped. For software sales, and hardware sales where the software is more than incidental, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Rapid Start RFID intellectual property (“RFID IP”) royalties - We license rights to use portions of our IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products. As a result of our RFID IP licensing program, which ended on August 31, 2005, we have expanded our revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using our licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees related to our Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period we expect to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and our estimate of the average technology lifecycle for the automated identification data capture (“AIDC”) industry. We earn royalties on licensed RFID products sold worldwide by its licensees at the time that the licensees’ sales occur. Our licensees report and pay royalties owed for sales made in any given quarter after the conclusion of that quarter. We have determined that, due to the lack of historical trends coupled with the anticipated escalating business trends, we do not have the ability to reliably estimate the running royalties when earned. Therefore, we recognize such royalty revenue in the quarter in which the royalties are reported to us by the licensees.

Cash Equivalents. We consider highly liquid investments purchased within three months of their date of maturity to be cash equivalents.

Short-term Investments. All short-term investments are classified as “available-for-sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Unrealized gains and losses, net of tax, related to available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ investment. We evaluate the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115.

Accounts Receivable. We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. That estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. We write down estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Pension and Other Postretirement Benefits.  We have retirement plans which cover most of our employees. Some of these plans were frozen June 2006. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other postretirement benefits are evaluated at least annually by management in consultation with an external actuary. Changes in assumptions are based on relevant data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the Consolidated Financial Statements includes disclosure of these assumptions for our domestic and foreign plans. We believe the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which requires that the Consolidated Statements of Financial Position reflect the funded status of the pension and postretirement plans (See Note K, Pension and Other Postretirement Benefit Plans). In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive loss in the period in which they occur.

Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Our deferred tax assets include future tax benefits of discontinued operations that remain with us. We also determine our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. We record a liability for tax contingencies for estimated tax liabilities to the extent they are probable and can be reasonably estimated. We classify our contingent tax liabilities based upon when expected cash will ultimately be paid.

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high-credit-quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were $99.8 million, $80.7 million and $66.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. No single customer accounted for more than 10% of our revenues in 2005 or 2004.

Foreign Currencies. Our consolidated financial statements are presented in U.S. dollars. The financial statements of our foreign operations, whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Currency transaction gains and losses are recorded on the consolidated statements of operations. Operating results include net currency transaction gains (losses) of ($1.3) million, $0.7 million, ($1.7) million December 31, 2006, 2005 and 2004.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate risk. Our use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. We enter into these contracts with major financial institutions to minimize our risk of foreign exchange loss. Our policies do not permit active trading of or speculation in derivative financial instruments. Our policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss). The fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency based assets and liabilities as of December 31, 2006 and 2005 was not material.

Goodwill and Other Intangibles. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of our finite lived intangible assets pertain to our patent portfolio and have estimated useful lives of 18 years. See Note E for additional information.

The carrying values of intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of an intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

During the fourth quarter of 2005, we wrote off our remaining goodwill balance of $7.8 million in conjunction with the sale of the Landis business. See Note H for additional information.

Warranty Costs. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

Impairment of Long-Lived Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Discontinued Operations.  Divested businesses are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets, to loss from discontinued operations in the consolidated statements of operations, and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations.

Restructuring Charge. We record restructuring charges when a liability is incurred for costs associated with an exit or disposal activity at, fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

Environmental Costs. A liability for environmental costs is recorded when we determine our responsibility for remedial efforts and such amounts are reasonably estimable. Environmental costs were not material for all years presented.

Contingencies. We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management’s estimates, results of operations could be adjusted upward or downward.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

Research and Development. Research and development (“R&D”) costs are charged to selling, general and administrative expense as incurred. Total expenditures of continuing operations on research and development activities amounted to $72.4 million, $66.5 million and $65.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $1.3 million, $1.7 million and $1.7 million, respectively.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (such as employee stock options and restricted stock units). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options and restricted stock units) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). We adopted this statement in the fiscal first quarter of 2006, applying the modified prospective transition method. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

We implemented SFAS 151, Inventory Costs, an amendment of ARB No. 43 in the fiscal first quarter of 2006. The adoption of this statement did not have a material effect on our results of operations, cash flows or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns.

The benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation also provides guidance on derecognition, classification, interest and penalties, as well as disclosure in financial statements of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective for January 1, 2007, we will be required to adjust the opening balance of retained earnings (or other components of shareholders’ investment in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. We expect the effect of adoption of FIN 48 to fall within a range of $0.1 million to $10.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and we will adopt the statement at that time. We believe that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income (“OCI”), net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to statements 87 or 106. This provision of the statement was effective at fiscal year end 2006 and we adopted the statement at that time.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note A: Significant Accounting Policies (Continued)

The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard will require us to eliminate the use of a three month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The provisions of this bulletin had no impact on our results of operations, cash flows or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. This statement is effective as of the beginning of the first fiscal quarter of 2008. We believe that the adoption of SFAS No. 159 will not have a material effect on our results of operations, cash flows or financial position.

Reclassifications. Certain amounts in our prior-year consolidated financial statements and notes have been reclassified to conform to the current-year presentation. The consolidated statement of cash flows for the year ended December 31, 2005, reflects the reclassification of $50.0 million in restricted cash from financing activities to investing activities and $3.9 million of cash used in operating activities of discontinued operations was reclassified from operating activities of continuing operations. Prior to the fourth quarter of 2006, we recognized certain amounts arising from IP settlements as revenue and direct costs related to the settlements as cost of revenue. We have determined that these IP settlements should more appropriately be recorded as “Gains on intellectual property settlements” in operations rather than as revenue and cost of revenue and accordingly have reclassified $19.6 million previously recorded as IP settlement revenue and $4.0 million of IP settlement cost as a net Gain on intellectual property settlements of $15.6 million within the 2004 Consolidated Statement of Operations.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt

Cash and cash equivalents amounted to $155.0 and $256.8 million at December 31, 2006 and 2005, respectively, and consisted mainly of bank deposits and money market funds. Cash and cash equivalents at December 31, 2006 and 2005, include $1.2 million and $5.7 million of bank deposits required to be maintained in support of letters of credit, respectively. Letters of credit are purchased guarantees to ensure our contract performance to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk.

Short-term investments totaled $29.5 million at December 31, 2006 and primarily consisted of variable rate demand notes totaling $28.5 million. Fair value approximates carrying value for short-term investments.

Long-term debt comprises the following (thousands of dollars):

	Current Portion of Long-term Debt		Non-Current Portion of Long-term Debt
	December 31,		December 31,
	2006	2005	2006	2005
Debentures, with interest at 7.00%, due March 2008	$-	$-	$100,000	$100,000
Long-term obligations	$-	$-	$100,000	$100,000

We have a secured long-term revolving credit facility (the “Revolving Facility”), with a maximum amount available of $50.0 million at December 31, 2006 and 2005. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity of $19.6 million and $7.1 million under the Revolving Facility at December 31, 2006 and 2005, respectively. We made no borrowings under the Revolving Facility during 2006 or 2005, and as of December 31, 2006 and 2005, no borrowings were outstanding under this facility. As of December 31, 2006, we were in compliance with the financial covenants of this agreement.

The key terms of the Revolving Facility are as follows:

•	Our obligations under the Revolving Facility are secured by substantially all of our U.S. assets and our U.S. subsidiaries and a pledge of 65% of our stock of certain foreign subsidiaries.

•
Borrowings under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage or (ii) the greater of the federal funds rate plus 0.50% or the bank’s prime rate plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•
The Revolving Facility places certain restrictions on our ability and our subsidiaries ability to consolidate or merge, make acquisitions, create liens, incur additional indebtedness, dispose of assets or pay dividends

•	Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the Revolving Facility.

In March 1998, we sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. In March 2005, we retired the $100.0 million seven-year notes. Interest payments on the ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the ten-year notes is 7.175%. The ten-year notes will mature in March 2008.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt (Continued)

At December 31, 2006 and 2005, our fixed rate debentures had carrying and estimated fair market values of $100.0 million, based on market trade values. At December 31, 2006 and 2005, we had no variable rate borrowings. Fair values of our accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

We also have letter-of-credit reimbursement agreements totaling $7.4 million at December 31, 2006, compared to $25.8 million at December 31, 2005. As of December 31, 2006, $6.4 million of the agreements related to performance on contracts with current customers and vendors, $0.1 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $0.9 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. We are indemnified by the purchaser of the Cincinnati Lamb operation on the $0.1 million of letter-of-credit agreements related to Cincinnati Lamb. We are also indemnified by the purchaser of the Landis operations on the $0.9 million of letter-of-credit agreement to Landis. No liability is recorded as the risk of non-performance is remote.

Note C: Inventories

Inventories comprise the following (thousands of dollars):

	December 31,
	2006	2005
Raw materials	$69,769	$50,505
Work in process	450	705
Finished goods	48,808	30,878
Inventories	$119,027	$82,088

Note D: Property, Plant and Equipment, Net, Commitments and Assets Held for Sale

Property, plant and equipment, net, comprise the following (thousands of dollars):

	December 31,
	2006	2005
Property, plant and equipment, at cost
Land	$5,960	$5,859
Buildings and improvements	7,619	6,032
Machinery and equipment	130,625	117,961
Total property, plant and equipment, at cost	144,204	129,852
Less: accumulated depreciation	(100,751)	(99,032)
Property, plant and equipment, net	$43,453	$30,820

Depreciation expense from continuing operations was $10.5 million, $9.5 million and $10.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The ranges of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note D: Property, Plant and Equipment, Net, Commitments and Assets Held for Sale (Continued)

As of December 31, 2006 and 2005, we deferred $3.7 million and $4.1 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments, net of deferred gain amortization and sublease income, under non-cancellable operating leases were as follows at December 31, 2006 (thousands of dollars):

2007	$11,026
2008	9,040
2009	7,041
2010	6,088
2011	4,835
Thereafter	13,255
Total	$51,285

 Rental expense for operating leases of continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $11.0 million, $12.8 million and $12.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is $4.8 million at December 31, 2006.

Assets Held for Sale: In conjunction with restructuring activities related to our IAS business during 2003, we reclassified certain property, plant and equipment to assets held for sale. In accordance with SFAS No. 144, the carrying amount of these assets is the lower of book value or net realizable value. At December 31, 2006 and 2005, assets held for sale of $8.7 million and $8.5 million, respectively, comprised of land and buildings.

Note E: Intangibles, Net

For the year ended December 31, 2006, intangibles, net comprised a $4.0 million patent portfolio. For the year ended December 31, 2006, we adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which resulted in the write off of a $2.1 million intangible asset recognized in the prior year related to the minimum pension liability for our US defined benefit pension plans. The components of intangibles, net, including the gross carrying amount and accumulated amortization of our amortizable intangibles, are as follows (thousands of dollars):

	December 31,
	2006	2005
Amortizable intangibles:
Gross carrying amount	$10,769	$10,064
Accumulated amortization	(6,791)	(6,391)
Other intangibles, net	3,978	3,673
US defined benefit pension intangible asset	-	3,198
Intangibles, net	$3,978	$6,871

Included in intangibles assets above, as of December 31, 2006, is approximately $0.7 million related to capitalized legal costs incurred in defending our patents.

Amortization expense on intangible assets for the years ended December 31, 2006, 2005 and 2004 was $0.4 million for each of the years.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note E: Intangibles, Net (Continued)

Estimated amortization expense for the succeeding five fiscal years are as follows (thousands of dollars):

Year Ending December 31,
2007	$398
2008	398
2009	398
2010	398
2011	398

Note F: Shareholders’ Investment

Capital Stock

At December 31, 2006 and 2005, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized to issue. At December 31, 2006 and 2005, 60,318,131 and 63,188,112 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2006 or 2005.

Shareholder Rights Plan

In September 1997, the Board of Directors adopted a Share Purchase Rights Plan (the “Plan”) and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of common stock, payable to shareholders of record on October 31, 1997. The Plan will cause substantial dilution to a party that attempts to acquire us in a manner or on terms not approved by the Board of Directors. Each Right entitles the holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of seventy dollars. The Rights become exercisable if a person other than a person which presently holds more than 15 percent of our common stock acquires 15 percent or more, or announces a tender offer for 15 percent or more, of our outstanding common stock. If a person acquires 15 percent or more of our outstanding common stock, each right will entitle the holder to purchase common stock having a market value of twice the exercise price of the Right. The Rights, which expire in September 2007, may be redeemed by us at a price of one cent per Right at any time prior to a person acquiring 15 percent or more of the outstanding common stock.

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

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2006	2005	2004
Weighted average common shares - Basic	62,535,286	61,785,295	60,501,931
Dilutive effect of options, unvested restricted shares
and other common stock equivalents	1,294,477	1,565,057	1,651,905
Weighted average shares - Diluted	63,829,763	63,350,352	62,153,836

At December 31, 2004, employees and directors held options to purchase 30,420 shares of common stock that were anti-dilutive to the computation of diluted earnings (loss) per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

Stock Awards

We adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method beginning January 1, 2006. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

Our consolidated financial statements for the year ended December 31, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006, including compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).

Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006, is based on options ultimately expected to vest. As a result, the expense is net of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Accordingly, in 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest; stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands):

Cost of revenues	$275
Selling, general and administrative	4,487
$4,762

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $4.7 million of excess tax benefits for the year ended December 31, 2006, has been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $8.1 million, $18.0 million and $5.7 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $1.7 million for the year ended December 31, 2006. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2006	2005	2004
Risk-free interest rate	4.82%	3.84%	3.81%
Expected option life	4.8 years	5 years	5 years
Expected stock price votatility	40.15%	53.29%	56.13%
Expected dividend yield	0.00%	0.00%	0.00%

Our computation of expected volatility for 2006 is based on a combination of historical and market-based implied volatility from traded options on a group of peer stocks. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions is $12.80, $10.75 and $8.96 for the years ended December 31, 2006, 2005 and 2004, respectively. All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of outside directors.

The following tables summarize the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied in periods prior to January 1, 2006 (in thousands, except earnings per share):

Continuing Operations:	2005	2004
Net earnings from continuing operations as reported	$40,645	$52,181
Add stock compensation expense recorded under the
intrinsic value method, net of tax	1,427	1,108
Less pro forma stock compensation expense computed under the
fair value method, net of tax	(3,970)	(3,131)
Pro forma net earnings	$38,102	$50,158
Basic pro forma earnings per share	$0.62	$0.83
Diluted pro forma earnings per share	$0.60	$0.81

Discontinued Operations:	2005	2004
Net earnings from continuing operations as reported	$21,147	$(101,310)
Add stock compensation expense recorded under the
intrinsic value method, net of tax	1,734	384
Less pro forma stock compensation expense computed under the
fair value method, net of tax	(1,623)	(715)
Pro forma net earnings	$21,258	$(101,641)
Basic pro forma earnings per share	$0.34	$(1.68)
Diluted pro forma earnings per share	$0.33	$(1.63)

Our 2001, 1999 and 1997 Stock Incentive Plans and our 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 Plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 Plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of December 31, 2006, there were 432,294 options outstanding that were granted under the 1997 Plan before it was frozen.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

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

As of December 31, 2006, there were 2.9 million shares available for grant under our Stock Incentive Plans and DSOPs, respectively. The following table summarizes changes in options outstanding and exercisable under our stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
January 1, 2004	4,744,555	$10.50	3,012,269	$12.77
Granted	570,500	17.29
Exercised	(656,990)	8.78
Canceled	(242,799)	9.26
December 31, 2004	4,415,266	11.70	2,876,822	12.37
Granted	685,151	20.91
Exercised	(1,525,145)	12.27
Canceled	(356,346)	11.37
December 31, 2005	3,218,926	13.35	1,902,288	11.66
Granted	604,250	28.26
Exercised	(706,252)	13.74
Forfeited	(158,951)	21.27
Canceled	(7,000)	14.71
December 31, 2006	2,950,973	$16.43	1,732,881	$13.77

As of December 31, 2006, there was $8.4 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2 years and 3 months.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Vested	1,416,730	$13.84	4.14 years	$15.7
Expected to vest	966,237	$19.67	8.09 years	$5.49
Total	2,382,967	$16.21	5.74 years	$21.2

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

The table below summarizes outstanding stock option data as of December 31, 2006, excluding 316,151 options outstanding, held by directors:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$3.52 - $7.92	801,218	5.16 years	$6.36	593,656	$5.95
$12.38 - $19.99	1,261,054	5.06 years	18.19	728,874	17.72
$22.00 - $33.96	572,550	9.32 years	28.30	94,200	33.51
	2,634,822	6.01 years	$16.79	1,416,730	$13.84

The following table summarizes changes in nonvested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value

Restricted stock awards:
Nonvested balance at December 31, 2005	86,070	$11.52
Granted	109,088	27.29
Vested	(66,968)	9.18
Forfeited	(14,829)	23.69
Nonvested balance at December 31, 2006	113,361	$26.63

The fair value of each restricted stock award (“RSA”) is the market price of our stock on the date of grant. The total fair value of RSA’s vested during the years ended December 31, 2006, 2005 and 2004, was $1.8 million, $4.9 million and $3.5 million, respectively. As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested RSA’s. That cost is expected to be recognized over a weighted average period of 1 year.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period (generally 32 months) using the straight line method.

Total compensation expense (credit) related to performance stock awards was $(1.0) million, $1.3 million and $ 0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $(1.0) million credit included in compensation expense for 2006, related to a change in our estimate of projected performance compared to performance targets.

Employee Stock Purchase Plan

We administer the Employee Stock Purchase Plan (the “ESPP”) under which five million shares are reserved for issuance. Employees with three months of continuous service prior to an offering period are eligible to participate in the ESPP. Eligible employees may elect to become participants in the ESPP and may contribute up to $21,250 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on the first day of the quarter and ends on the last day of the quarter. The stock purchase rights are used to purchase our common stock at 85 percent of the fair market value of a share as of the grant date applicable to the participant. We treat this expense as compensation. The compensation expense related to the ESPP was $543,000 for the year ended December 31, 2006

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note F: Shareholders’ Investment (Continued)

Accumulated Other Comprehensive Income (Loss)

At December 31, 2006, 2005 and 2004, accumulated other comprehensive income (loss) comprised the following, (thousands of dollars):

	December 31,
	2006	2005	2004
Currency translation adjustment, net	$2,933	$(3,418)	$23,046
Unamortized benefit plan costs,
net of tax benefit of $16,446	(30,543)	-	-
Minimum pension liability adjustment
net of tax benefit of $5,995 and $2,673	-	(12,727)	(9,144)
Unrealized gain on securities, net	49	-	-
Accumulated other comprehensive income (loss)	$(27,561)	$(16,145)	$13,902

Currency translation adjustment as of December 31, 2004, includes $19.7 million relating to discontinued operations. The minimum pension liability adjustment as of December 31, 2004 also relates to discontinued operations. At December 31, 2005, $4.9 million of the minimum pension liability adjustment relates to continuing operations and $7.8 million relates to discontinued operations. (See Note K).

Note G: Restructuring

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and benefit from reduced cost. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. This restructuring, which was substantially completed by the end of 2006, resulted in charges for severance of $3.1 million for the elimination of 65 positions in Sweden. The restructuring costs also included facility closure costs of $1.3 million and other related costs of $0.3 million.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring includes headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring is expected to be substantially completed by the end of the first fiscal quarter of 2007 and full implementation of the plan is expected to be completed by the end of 2007. During the fourth quarter of 2006, we recorded charges for severance of $6.8 million for the termination of 205 employees and $0.1 of other exit costs in accordance with SFAS 146. As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid.

Note H: Discontinued Operations

During the fourth quarter of 2004, we committed to a plan to dispose of our IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS business was no longer aligned with our long-term strategy. In accordance with SFAS 144, “Accounting for Disposal or Impairment of Long-Lived Assets,” the IAS business is classified as discontinued operations in our consolidated financial statements for all periods presented.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note H: Discontinued Operations (Continued)

On April 3, 2005, we completed the sale of the Cincinnati Lamb business. The consideration received for the Cincinnati Lamb business included (i) $16 million, paid in cash on April 4, 2005, (ii) a $10.0 million long-term secured note receivable with an estimated fair value of $8.4 million at the time of sale and (iii) liabilities related to certain pension and other post-retirement obligations of $39.1 million assumed by the buyer. We were also required to deliver to the buyer a guaranteed net working asset balance. Accordingly, during the second quarter of 2005, we reimbursed the buyer $12.6 million for accounts payable related to the Cincinnati Lamb business, satisfying the net working asset adjustment.

In connection with the sale, during the second quarter of 2005, we loaned to the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus 3.0% percent (8.3% as of December 31, 2006), with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of December 31, 2006, the estimated fair value of the note is $11.3 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our consolidated balance sheet as of December 31, 2006, classifies the $11.3 million as other current assets and other assets.

We recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2006, we recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The loss on the sale includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). We also incurred $5.3 million of transaction-related expense primarily for severance and professional services.

On December 9, 2005, we completed the sale of the Landis Grinding Systems division (“Landis”). The consideration received for the Landis purchased assets consists of $69 million in cash, a $10 million two-year note at an interest rate of 5% per annum guaranteed by the buyer’s parent, classified as other current assets on the balance sheet, and the buyer’s assumption of certain liabilities, including certain pension and other post-retirement obligations. As of December 31, 2006, the estimated fair value of the note is $9.7 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25%. We additionally recorded $10.2 million favorable price adjustment related to net working assets at closing in 2005.

The gain on the sale of Landis was $42.9 million. The gain includes a $2.7 million gain related to cumulative translation adjustment, a $7.8 million charge for the write-off of goodwill, a $3.8 million accrual relating to the fair value of below-market leases provided to buyer under the terms of the sale agreement, and $14.3 million in settlement and curtailment gains that includes $13.8 million of long-term liabilities sold. We also incurred $2.8 million of transaction-related expense primarily for professional services.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note H: Discontinued Operations (Continued)

The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2006, 2005 and 2004 (thousands of dollars):

	Year Ended December 31,
	2006	2005	2004
Product and service revenues	$-	$223,460	$471,135

Loss from discontinued operations before tax	(3,747)	(7,095)	(109,410)
Benefit for income taxes	748	28,242	8,100
Earnings (loss) from discontinued operations net of tax	$(2,999)	$21,147	$(101,310)

The loss from discontinued operations, before tax, in 2006 includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the closing balance sheets and estimated sales price adjustments. The tax benefit for discontinued operations for the year ended December 31, 2006, reflects a $1.4 million benefit related to our true up of the tax provision during the third quarter.

The loss from discontinued operations, before tax, in 2005 includes non-cash impairment charges of $2.0 million and a $9.9 million charge relating to a legal settlement. Loss from discontinued operations, before tax, in 2004 includes a non-cash impairment charge of $104.1 million.

The tax benefit for discontinued operations for the year ended December 31, 2005 reflects a significant difference from the U.S. statutory tax rate of 35% as a result of our divestiture of our IAS business through the disposition of the Cincinnati Lamb business and the Landis grinding business in the first and fourth quarters of 2005, respectively. The increase is primarily due to approximately $24.0 million of tax benefits from the disposition of the Cincinnati Lamb business. These benefits, including a tax effected capital loss in the U.S. in the amount of $12.4 million, resulted from differences between the book basis of assets sold and the related tax basis of the stock and a benefit of $6.9 million from a deferred intercompany sale and an election to treat a foreign subsidiary as a branch.

The tax benefit for discontinued operations for the year ended December 31, 2004, reflects an effective tax rate of 7.4% compared to the U.S. statutory tax rate of 35%. The reduction in the effective tax rate is largely attributable to the $63.3 million impairment charge related to non-deductible goodwill and additional state and foreign valuation allowances recorded against previously recognized deferred tax assets, resulting from our plan to divest IAS. We expect that certain state and foreign deferred tax assets of discontinued operations will not be realizable and in 2004 recorded valuation allowances of $5.4 million and $31.3 million, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note I: Income Taxes

Earnings from continuing operations before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2006	2005	2004
United States	$34,426	$41,950	$33,784
International	11,148	12,575	16,893
Earnings from continuing operations
before income taxes	$45,574	$54,525	$50,677

Income taxes for continuing operations consist of the following (benefit) provision (thousands of dollars):

	Year Ended December 31,
	2006	2005	2004
Current:
United States	$(1,173)	$19	$(354)
International	(1,315)	167	12,949
Total Current	(2,488)	186	12,595

Deferred:
United States	13,045	11,604	(9,722)
International	18	2,090	(4,377)
Total Deferred	13,063	13,694	(14,099)
Provision (Benefit) for Income Taxes	$10,575	$13,880	$(1,504)

The following is a reconciliation of income taxes at the U.S. statutory rate to the (benefit) provision for income taxes:

	Year Ended December 31,
	2006	2005	2004
Tax at U.S. statutory rate	35.0	35.0%	35.0%
State income taxes net of federal benefit	-1.6	-0.9%	-4.8%
Deductible goodwill & intangibles	0.0	2.8%	-26.7%
Tax credits	-2.4	-8.9%	-5.7%
Extraterritorial income exclusion	-1.5	-1.6%	-1.6%
Foreign net earnings taxed at other than U.S statutory rate	-4.0	-7.0%	7.3%
Tax Settlement (a)	-11.9	0.0%	0.0%
Provision to return true up	4.9	5.8%	-7.3%
Nondeductible expenses	2.0	1.2%	1.3%
Stock compensation expense	1.8	0.0%	0.0%
Other items	0.9	-0.9%	-0.5%
	23.2	25.5%	-3.0%

(a) Includes the effect of resolution of certain foreign tax audits.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note I: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31,
	2006	2005
Current deferred tax assets:
Accrued expenses	$17,027	$20,918
Receivable and inventories	9,397	7,508
Net operating loss carryforwards	17,859	73,850
Capitalized R&D	6,878	-
Other items	-	330
Total current deferred tax assets	51,161	102,606
Valuation allowance	(1,538)	(1,950)
Net current deferred tax assets	49,623	100,656

Long-term deferred tax assets:
Retiree medical benefits	12,972	8,653
Intangibles	10,311	12,537
Tax credit carryforwards	91,312	91,132
Deferred income	8,120	2,723
Fixed assets	1,004	1,048
Net operating loss carryforwards	32,974	72,351
Capitalized R&D	35,518	-
Cumulative translation adjustments	1,817	1,580
Pension	8,672	1,025
Other items	16	-
Total deferred tax assets	252,339	291,705
Valuation allowance	(12,033)	(9,990)
Net deferred tax assets	240,306	281,715

Deferred tax liabilities:
Foreign earnings	-	(43,103)
Other	-	(378)
Net deferred tax asset	$240,306	$238,234

We have considered future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If we were to determine that it was not likely that we would realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there are currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include future tax benefits of discontinued operations that we retained.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note I: Income Taxes (Continued)

We have available at December 31, 2006, net operating tax loss carry forwards in the United States of approximately $77.0 million, which result in a deferred tax benefit of $27.0 million. These losses expire in 2025. In 2003 and 2006, we determined that certain foreign tax credit carry forwards would not be realized prior to their scheduled expiration dates ranging from 2009 through 2012. These tax credits were converted to $8.6 million of net operating tax loss carry forwards and are included in the $77.0 million above.

We also have available at December 31, 2006; capital tax loss carry forwards in the United States of approximately $12.0 million, which are expected to expire in 2010. The deferred tax benefit associated with these losses is $4.2 million.

We have $41.1 million general business credit carry forwards and $50.2 million foreign tax credit carry forwards at December 31, 2006. The general business credit carry forwards have expiration dates ranging from 2007 through 2026. The foreign tax credit carry forwards are expected to expire between 2013 and 2016.

We have provided a valuation allowance in the amount of $6.4 million for state deferred tax assets from discontinued operations of which $6.0 million relates to net operating tax loss carry forwards. We have determined that other state deferred tax assets of $6.5 million, which includes net operating loss carry forwards of $3.3 million, more likely than not will be realized.

At December 31, 2006, we have foreign net operating tax loss carry forwards of $7.8 million, which result in a deferred tax benefit of $2.7 million. Valuation allowance provided for deferred income tax benefits related to the foreign tax loss carry forwards was $0.2 million as of December 31, 2006. We also have foreign capital loss carry forwards of $23.1 million as of December 31, 2006, and a full valuation allowance for the related deferred tax asset of $6.9 million has been recorded.

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. These liabilities for tax contingencies totaled $14.4 million and $18.8 million as of December 31, 2006 and 2005, respectively. The reduction in the tax contingency accrual relates to the resolution of a Canadian tax audit. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

We have not provided for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2006, was $46.0 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Note J: Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in intellectual property lawsuits. In aggregate, operating profits from IP settlements for the years ended December 31, 2006 and 2004 were $16.5 million and $15.6 million, respectively. There were no IP settlements for the year ended December 31, 2005.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Most of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 50% of a certain portion of participants’ contributions.

Effective June 30, 2006, we amended our Financial Security and Savings Program, Pension Plan, Restoration Plan and Supplemental Executive Retirement Plan (collectively, the “U.S. Defined Benefit Plans”). The effect of these amendments was to “freeze” benefit accruals under the U.S. Defined Benefit Plans and to fully vest benefits under the U.S. Defined Benefits Plan, except for the Nonqualified Supplemental Employee Retirement Plan (“SERP”), as of June 30, 2006, for most participants. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments for Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the effects of these amendments require a new measurement date. The impact of the related curtailments reflected in 2006 was a $2.1 million gain.

Effective December 31, 2006, we adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit or postretirement plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment to the end-of-year balance of accumulated other comprehensive loss in shareholders’ investment to recognize unamortized pension and postretirement benefit plan costs as components of the ending balance of other comprehensive income, net of tax.

Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard will require us to eliminate the use of a three month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application.

The following table sets forth the unamortized benefit plan costs and the related tax benefit recognized as components of other comprehensive income at December 31, 2006 (thousands of dollars):

For the year ended December 31, 2006
Net actuarial loss	$46,038
Prior service cost and transition obligation	2,131
Transition asset	(1,180)
Income tax benefits related to above items	(16,446)
Unamortized benefit plan costs	$30,543

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Unamortized benefit plan costs in the above table are primarily related to our U.S. and Non-U.S. pension plans. Unamortized benefit plan costs related to other postretirement benefits are not material. The table below sets forth the amounts in accumulated other comprehensive loss at December 31, 2006, that we expect to recognize in periodic benefit cost in 2007 (thousands of dollars):

Amortization of net actuarial loss	$4,176
Amortization of prior service cost	577
Amortization of transition asset	(168)
Total	$4,585

The following table shows the incremental effect of applying SFAS No. 158 on individual line items on our consolidated balance sheet at December 31, 2006 (thousands of dollars):

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Other current assets	$21,258	$(2,054)	$19,204
Net deferred tax assets	190,716	9,417	200,133
Other assets	57,208	(26,508)	30,700
Total Assets	827,380	(19,145)	808,235
Accounts payable and accrued expenses	(2,982)	-	(2,982)
Other long-term liabilities	84,736	(1,657)	83,079
Accumulated other comprehensive loss
Unamortized benefit plan costs, net of tax	-	30,543	30,543
Additional minimum pension liability, net of tax	13,055	(13,055)	-
Total	$13,055	$17,488	$30,543

Total Shareholders' Investment	$435,090	$(17,488)	$417,602

In 2005, we recorded an adjustment to recognize the minimum pension liability related to our U.S. plans in accordance with SFAS No. 87. The amount recorded in 2005 included an accrued benefit liability of $11.1 million, intangible assets of $3.9 million, long-term deferred tax assets of $2.5 million, and other comprehensive loss of $4.7 million, related to minimum pension liability of our U.S plans related to 2004 and prior periods. This adjustment had no effect on our results of operations, cash flows or the benefit obligation or funded status of our pension plan.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

We use a measurement date of September 30 for our pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status (thousands of dollars):

	2006		2005
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$201,354	$43,518	$160,653	$192,459
Service cost	5,757	1,106	8,254	3,459
Interest cost	11,642	2,234	10,107	5,947
Special termination benefits	1,350	-	2,027	-
Plan participants' contributions	3,350	-	2,284	819
Actuarial loss (gain)	(16,724)	3,481	26,736	11,791
Benefits paid	(5,112)	(3,134)	(4,477)	(4,456)
Curtailment	(18,850)	-	(6,425)	(5,396)
Settlements	-	-	2,195	(150,014)
Foreign currency translation adjustment	-	5,857	-	(11,091)
Benefit obligation at end of year	182,767	53,062	201,354	43,518

Change in plan assets:
Fair value of plan assets at beginning of year	115,431	32,466	100,191	143,879
Actual return on plan assets	8,484	5,024	13,024	15,831
Plan participants' contributions	3,350	-	2,284	819
Employer contributions	2,226	12,481	2,191	4,032
Benefits paid	(5,112)	(3,134)	(4,454)	(4,456)
Settlement	-	-	2,195	(120,066)
Foreign currency translation adjustment	-	5,835	-	(7,573)
Fair value of plan assets at end of year	124,389	52,672	115,431	32,466

Funded status	(58,378)	(390)	(85,923)	(11,052)
Unrecognized actuarial loss	-	-	66,856	12,356
Unrecognized prior service cost	-	-	3,340	-
Unrecognized transition asset	-	-	-	(1,193)
Fourth quarter contribution	-	-	-	11,052
Adjustment to recognize minimum
pension liability	-	-	(10,757)	(11,163)
Net amount recognized	$(58,378)	$(390)	$(26,484)	$-

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Amounts pertaining to our U.S. and Non U.S. pension plans recognized on our consolidated balance sheets are classified as follows (thousands of dollars):

	2006		2005
	U.S.	Non U.S.	U.S.	Non U.S.
Years prior to the adoption of SFAS No. 158
Prepaid benefit cost	-	-	$35,068	$11,163
Accrued benefit liability	-	-	(50,795)	-
Additional minimum liability	-	-	(10,757)	(11,163)
Intangible asset	-	-	3,198	-
Accumulated other comprehensive loss	-	-	7,559	11,163

Years after the adoption of SFAS No. 158
Noncurrent assets	2,135	-	-	-
Current liabilities	(2,596)	(390)	-	-
Noncurrent liabilities	(57,917)	-	-	-
Net amount recognized	$(58,378)	$(390)	$(15,727)	$11,163

In 2006, prior to the adoption of SFAS No. 158, we recorded an adjustment, net of tax, of ($0.3) million to accumulated other comprehensive loss to increase the additional minimum pension liability as of December 31, 2006. Accumulated other comprehensive loss was subsequently adjusted upon our adoption of SFAS No. 158, as previously discussed. To recognize changes in our additional minimum pension liability, for the years ended December 31, 2005 and 2004, we recorded adjustments, net of tax, to other comprehensive income (loss) of ($3.6) million and $1.3 million, respectively.

The accumulated benefit cost for the U.S. plans was $171.6 million and $165.0 million as of December 31, 2006, and 2005, respectively. The accumulated benefit cost for the U.K. plans was $53.1 million and $43.5 million as of December 31, 2006, and 2005, respectively.

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (thousand of dollars):

	2006		2005
	U.S.	Non U.S.	U.S.	Non U.S.
Projected benefit obligation	$60,513	$53,062	$64,481	$43,518
Accumulated benefit obligation	$56,670	$53,062	$55,003	$43,518
Fair value of plan assets	$-	$52,672	$-	$32,466

We do not expect to contribute to our U.S. funded plans in 2007. We expect to contribute $2.6 million to our U.S. unfunded plans in 2007. For the U.K. plans, expected employer contributions for 2007 are $0.7 million.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2006 and 2005 fiscal years are as follows:

	2006		2005
	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	5.95%	5.00%	5.75%	5.00%
Rate of compensation increase	4.00%	N/A	4.00%	N/A

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

U.S. plan assets consist primarily of equity securities, U.S. government securities, and corporate bonds and at December 31, 2006 and 2005, include 31,475 shares of our common stock. The asset allocation for our U.S pension plans as of December 31, 2006 and 2005, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Target Allocation	2006	2005
Equity securities	65%	59%	57%
Debt securities	29%	24%	27%
Other	5%	12%	12%
Cash and cash equivalents	1%	5%	4%
Total	100%	100%	100%

Most of our US pension obligations are 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to invest for strong long-term returns. As a result of a reversion of surplus pension assets in 2001, the allocation of assets among asset categories is different from our target allocation. Our objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, represent primarily private equity-type investments and private placements.

Non-U.S. plan assets consist primarily of equity securities, U.K. government securities, and corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our U.K. pension plans as of December 31, 2006 and 2005, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2006	2005
Equity securities	75%	74%	76%
Debt securities	25%	25%	12%
Cash and cash equivalents and other	0%	1%	12%
Total	100%	100%	100%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

In 2006, 2005 and 2004, we offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $1.4 million, $2.0 million and $2.4 million, respectively. A summary of the components of net periodic pension expense (income) for our defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense:
Service cost	$5,757	$1,106	$8,254	$3,459	$9,670	$5,148
Interest cost	11,642	2,234	10,107	5,947	8,953	9,429
Expected return on plan assets	(10,023)	(3,061)	(10,086)	(5,682)	(9,792)	(9,694)
Amortization of prior service cost	676	-	714	-	717	-
Recognized net actuarial loss	4,491	454	3,282	1,239	3,146	1,917
Amortization of transition asset	-	(159)	-	(336)	(42)	(339)
Special termination benefits	1,350	-	2,027	-	2,430	-
Curtailment and settlement charges	(2,146)	-	(171)	(2,691)	-	-
	11,747	574	14,127	1,936	15,082	6,461
Defined contribution plans	1,099	526	2,232	932	2,794	1,386
Net periodic pension expense	$12,846	$1,100	$16,359	$2,868	$17,876	$7,847

For the year ended December 31, 2005, net periodic pension income of $11.9 million, relating to our non-U.S. plans is classified in loss from discontinued operations on our consolidated statements of operations. For 2004, net periodic pension expense of $6.2 million is classified in loss from discontinued operations. The portion of U.S. plan net periodic pension expense classified in loss from discontinued operations is $4.0 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively.

The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	2006	2005	2004	2006	2005	2004
Discount rate	5.91%	6.00%	6.00%	5.00%	5.50%	5.50%
Expected return on plan assets	8.75%	9.00%	9.00%	7.60%	8.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	3.75%	3.50%

INTERMEC, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The discount rate used to determine net cost for the U.S. plans in 2006 was 5.75% through the first nine months of the plan year, until the June 30, 2006, “Freeze”, and was 6.40% from that time through the September 30, 2006, measurement date.

Our analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.75% for the September 30, 2006, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the U.K. plans supports a long term rate of return of approximately 6.6% based on the long-term perspective of the investments and the historical results of investment funds.

The table below sets forth the expected future pension benefit payments for the next five years and the following five-year period (millions of dollars):

Years	U.S.	Non U.S.
2007	$5.4	$3.3
2008	6.2	3.1
2009	6.6	2.9
2010	7.0	2.7
2011	7.7	2.9
2012 through 2016	49.6	14.6

Other Postretirement Benefits

In addition to pension benefits, certain U.S. employees are covered by postretirement health care and life insurance benefit plans provided by us. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized in our balance sheets (thousands of dollars):

	December 31,
	2006	2005
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$4,953	$43,038
Service cost	16	134
Interst cost	264	1,563
Actuarial loss (gain)	(1,549)	834
Benefits paid	(318)	(2,761)
Curtailment	(114)	(270)
Settlement	-	(37,585)
Benefit obligation at end of year	3,252	4,953

Funded status	(3,252)	(4,953)
Unrecognized net actuarial loss	-	1,729
Fourth quarter contribution	76	103
Accrued postretirement benefit obligation	$(3,176)	$(3,121)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

A summary of our net periodic postretirement (benefit) cost is as follows (thousands of dollars):

	Year Ended December 31,
	2006	2005	2004
Components of net periodic postretirement (benefit) cost:
Service cost	$16	$134	$156
Interest cost	264	1,563	2,758
Recognized actuarial loss and transition obligation	110	374	915
Amortization of prior service cost	-	(598)	(1,196)
Curtailment	-	(12,274)	-
Settlement	-	(25,694)	-
Net periodic postretirement (benefit) cost	$390	$(36,495)	$2,633

For years ended December 31, 2005 and 2004 ($36.8) million and $2.4 million, respectively, of the net periodic postretirement (benefit) cost is classified as (gain) loss from discontinued operations within our consolidated statements of operations.

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 5.70% and 5.50% at December 31, 2006 and 2005, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were 5.58%, 6.00% and 6.00%, respectively. The assumed health care cost trend rate for fiscal year 2006 was 10.00% and is projected to decrease over six years to 5.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $0.2 million, while a one-percentage point decrease results in a decrease of $0.2 million.

Estimated future gross benefit payments are $0.3 million for each of the next five years, 2007 through 2011, and $1.3 million in aggregate for the subsequent five year period, 2012 through 2016.

Our pre-tax loss on the sale of Cincinnati Lamb in the first quarter of 2005 (see Note H) takes into consideration the curtailment and settlement gains totaling $40.5 million, comprising $33.4 million relating to the postretirement benefit plans and $7.1 million relating to the non-U.S. defined benefit plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer. In addition, the pre-tax loss on the sale of Cincinnati Lamb includes a loss of $12.9 million, representing the cumulative adjustment to recognize the minimum pension liability of our non-U.S. defined benefit plans, which prior to the sale, had been deferred in the other comprehensive loss component of shareholders’ investment on our consolidated balance sheets.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Our pre-tax gain on the sale of Landis in the fourth quarter of 2005 (see Note H) takes into consideration curtailment and settlement gains totaling $14.3 million, comprising $4.6 million relating to the postretirement benefit plans, and $9.7 million relating to the non-U.S. defined benefit plans. These curtailment and settlement gains comprise the pension and post-retirement obligations assumed by the buyer.

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty liability from continuing operations during the years ended December 31, 2006 and 2005, (thousands of dollars):

	Year Ended December 31,
	2006	2005
Beginning Balance	$5,542	$4,878
Payments	(8,231)	(7,397)
Increase in liability (new warranties issued)	9,489	8,061
Ending Balance	$6,800	$5,542

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note M: Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder, owning 21% of our outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to hire one of our subsidiaries to develop the software for the next generation of Life and Health Insurance’s handheld computers.  For the years ended December 31, 2006 and 2005, we recognized $0.3 million and $2.7 million in revenues from Unitrin for the sale of hardware, respectively. Also, as of December 31, 2006 and 2005, there was $0.3 million of deferred service revenue from Unitrin.  We believe that the prices of goods and services sold to Unitrin are comparable to those received from unaffiliated third parties.  As of December 31, 2006 and 2005, accounts receivable from Unitrin were not material.

Note N: Segment Reporting

Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of wired and wireless AIDC products, mobile computing products, wired and wireless bar code printers, label media and RFID products and license fees. The service segment generates revenue from customer support, product maintenance and other services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is also not practicable to segregate total assets by segment. Total assets for the year ended December 31, 2006 and 2005 were $810.3 million and $902.7 million, respectively.

As described in Note A, certain 2004 amounts related to IP settlements have been reclassified to conform with the 2006 presentation. The effect of such reclassification on 2004 segment amounts was to reduce product revenue by $19.6 million, reduce product gross profit by $15.6 million and reduce United States revenue by $19.6.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Note N: Segment Reporting (Continued)

The following table sets forth our operations by reportable segment (millions of dollars):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product	$692.4	$721.0	$654.9
Service	157.6	154.5	136.8
Total	$850.0	$875.5	$791.7

Gross Profit:
Product	262.7	300.3	274.3
Service	69.3	62.6	56.0
Total	$332.0	$362.9	$330.3

For 2006, one customer accounted for more than 10% of our consolidated revenues. Total sales to this customer were $99.8 million, $80.7 million and $66.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and primarily related to product sales. No single customer accounted for more than 10% of our consolidated revenues in 2005 or 2004.

The following table sets forth our revenues by product lines (millions of dollars):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Systems and Solutions	$477.2	$497.8	$456.9
Printer and Media	215.2	223.2	198.0
Service	157.6	154.5	136.8
Total	$850.0	$875.5	$791.7

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the United States, exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (millions of dollars):

	Year Ended December 31,
	2006	2005	2004

United States	$476.9	$478.6	$424.5
Europe	214.5	244.1	237.2
Other Regions	158.6	152.8	130.0
Total	$850.0	$875.5	$791.7

The following table sets forth our long-lived assets by geographic region (millions of dollars):

	December 31,
	2006	2005

United States	$63.0	$101.3
Europe	5.7	4.6
Other Regions	1.8	0.7
Total	$70.5	$106.6

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Beginning in 2005, our interim financial periods are based on a thirteen-week internal accounting calendar. We do not believe this change has had any material impact on comparability of our financial statements.  Below is unaudited quarterly financial information for 2006 and 2005 (in thousands, except earnings per share and common stock sales price):

	2006
	Q1	Q2	Q3	Q4
Revenues (a), (c)	$203.8	$231.4	$195.9	$218.9
Gross Profit (d)	80.4	93.6	76.1	81.9
Earnings from Continuing Operations	15.1	11.3	3.4	5.2
Net Earnings (b)	14.0	10.4	4.8	2.8
Basic Earnings per Share	$0.22	$0.16	$0.07	$0.05
Diluted Earnings (Loss) per Share	$0.22	$0.16	$0.07	$0.05
Common Stock Sales Price per Share:
High	$38.81	$30.40	$30.74	$26.43
Low	$29.71	$21.45	$20.50	$21.00

	2005
	Q1	Q2	Q3	Q4
Revenues (a)	$196.5	$217.5	$219.8	$241.7
Gross Profit	82.9	94.4	87.7	97.9
Earnings from Continuing Operations	5.4	11.8	11.3	12.1
Net Earnings (b)	3.5	12.1	4.6	41.6
Basic Earnings per Share	$0.60	$0.20	$0.07	$0.67
Diluted Earnings per Share	$0.60	$0.19	$0.07	$0.65
Common Stock Sales Price per Share:
High	$25.55	$27.44	$35.15	$37.04
Low	$19.84	$16.69	$26.03	$25.12

(a) Excludes revenues from discontinued operations as follows (millions of dollars):

	2006	2005
First Quarter	$-	$114.5
Second Quarter	-	46.4
Third Quarter	-	37.9
Fourth Quarter	-	24.6

(b) Includes earnings (loss) from discontinued operations as follows (millions of dollars):

	2006	2005
First Quarter	$(1.1)	$(1.9)
Second Quarter	(0.9)	0.2
Third Quarter	1.3	(6.7)
Fourth Quarter	(2.3)	29.5

(c) Excludes IP settlement revenue of $23.0 million for the first quarter 2006, as previously reported in Form 10-Q for the three month period ended April 2, 2006. See Note A for additional information.

(d) Excludes IP settlement gross profit of $16.5 million for the first quarter 2006, as previously reported in Form 10-Q for the three month period ended April 2, 2006. See Note A for additional information.

Q-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

	Year Ended December 31,
	2006	2005	2004
Accounts receivable - allowance for doubtful accounts:
Balance at beginning of year	$8,157	$9,771	$11,927
Additions charged to cost and expenses	480	1,281	744
Deductions (a)	(841)	(2,895)	(2,900)
Balance at end of year	$7,796	$8,157	$9,771

(a) Primarily uncollectible accounts written off.

S-1

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Restated Certificate of Incorporation of Intermec, Inc. (formerly, UNOVA, Inc. and referred to below as the “Company”), filed as Exhibit 3.1 to the Company’s May 17, 2006, current report on Form 8-K, and incorporated herein by reference.

3.2	By-Laws of the Company (as amended September 14, 2006), filed as Exhibit 3.2 to the Company’s October 1, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.

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

4.3
Indenture, dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference (the “Indenture”).

4.4
Resignation, Appointment and Acceptance Agreement, dated March 16, 2001, among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, National City Bank of Indiana, and the Company in relation to the Indenture, filed as Exhibit 4.14 to the Company’s 2002 annual report on Form 10-K, and incorporated herein by reference.

4.5	Form of 7.00% Notes due March 15, 2008, issued by the Company under the Indenture, filed as Exhibit 4.7 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.

4.6
Amendment No. 1 to Credit Agreement and Consents and Waiver and Amendment No. 1 to Security Agreement—Borrowers, dated March 29, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., Intermec Technologies Corporation, Intermec International, Inc., Intermec Technologies Manufacturing, LLC, Intermec IP Corp., and UNOVA IP Corp., as the Borrowers, the financial institutions listed on the signature pages of the Credit Agreement, as the Lenders, Keybank National Association, a national banking association, as the Administrative Agent for the Lenders, and Keybank National Association, a national banking association, as the LC Issuer, filed as Exhibit 4.3 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

INTERMEC, INC.
INDEX TO EXHIBITS

From time to time other instruments defining the rights of holders of other long-term debt of the Company may not be filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

10.1
Distribution and Indemnity Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.1 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.2
Tax Sharing Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.2 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.3
Intellectual Property Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.4 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.

10.4	Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.5	Amendment No. 1 to the Director Stock Option and Fee Plan, filed as Exhibit 10.13 to the Company’s September 30, 1999, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.6
2002 Director Stock Option and Fee Plan, As Amended Effective January 1, 2007, filed as Exhibit 10.7 to the Company’s October 1, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.7
Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.8
Employee Benefits Agreement, dated October 31, 1997, between Western Atlas Inc., and the Company, filed as Exhibit 10.3 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.9
Form of Amended and Restated Change of Control Employment Agreement applicable to the Company’s Chief Executive Officer, filed as Exhibit 10.1 to the Company’s November 16, 2006, current report on Form 8-K, and incorporated herein by reference.**

10.10
Form of Amended and Restated Change of Control Employment Agreement applicable to the Company’s Executive Officers other than the Chief Executive Officer, filed as Exhibit 10.2 to the Company’s November 16, 2006, current report on Form 8-K, and incorporated herein by reference.**

10.11	Form of Executive Severance Plan applicable to Chief Executive Officer, filed as Exhibit 10.1 to the Company’s February 20, 2007, current report on Form 8-K, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.12
Form of Executive Severance Plan applicable to named executive officers other than the Chief Executive Officer filed as Exhibit 10.2 to the Company’s February 20, 2007, current report on Form 8-K, and incorporated herein by reference.**

10.13
Employment Agreement between the Company and Thomas O. Miller, dated as of October 21, 2005, filed as Exhibit 4.1 to the Company’s October 2, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.14	Restoration Plan, filed on August 18, 1997, as Exhibit 10.1 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.**

10.15	Amendment to Restoration Plan, executed August 6, 2004, filed as Exhibit 10.14 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.16
Supplemental Executive Retirement Plan, filed on October 1, 1997, as Exhibit 10.H to Amendment No. 1 to the Company’s registration statement on Form 10 No. 001-13279, and incorporated herein by reference.**

10.17
Amendment No. 1 to Supplemental Executive Retirement Plan, dated September 23, 1998, filed as Exhibit 10.22 to the Company’s September 30, 1998, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.18	Amendment No. 2 to Supplemental Executive Retirement Plan, dated March 11, 1999, filed as Exhibit 10.15 to the Company’s 1998 annual report on Form 10-K, and incorporated herein by reference.**

10.19	Amendment No. 3 to Supplemental Executive Retirement Plan, dated March 15, 2000, filed as Exhibit 10.20 to the Company’s 1999 annual report on Form 10-K, and incorporated herein by reference.**

10.20
Amendment No. 4 to Supplemental Executive Retirement Plan, dated July 11, 2000, filed as Exhibit 10.15 to the Company’s June 30, 2000, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.21	Amendment, dated August 6, 2004, to the Supplemental Executive Retirement Plan, filed as Exhibit 10.20 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.22
Amendment, dated June 29, 2006, to the Supplemental Executive Retirement Plan, filed as Exhibit 10.3 to the Company’s July 2, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.23	1997 Stock Incentive Plan, filed as Exhibit 10.12 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.24	1999 Stock Incentive Plan, filed as Annex A to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 7, 1999, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.25	2001 Stock Incentive Plan, filed as Exhibit B to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 8, 2001, and incorporated herein by reference.**

10.26
Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.27	Management Incentive Compensation Plan, filed as Annex B to the Company’s 2002 Proxy Statement, and incorporated herein by reference.**

10.28
2004 Omnibus Incentive Compensation Plan, filed as Appendix C to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders held on May 6, 2004, and incorporated herein by reference.**

10.29	Restated 2004 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s July 2, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.3	Intermec Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.31	Adoption Agreement to Intermec Deferred Compensation Plan, dated June 29, 2006. * **

10.32
2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), as amended effective January 1, 2006, filed as Exhibit 10.27 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.33
Form of Restricted Stock Agreement for awards under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) and the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.34
Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.35
Restricted Stock Unit Agreement with Thomas O. Miller, under the 2004 Plan, dated as of May 6, 2004 (portions omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission), filed as Exhibit 10.6 to the Company’s September 30, 2004, quarterly report on Form 10-Q/A, and incorporated herein by reference.**

10.36
Form of Performance Share Unit Agreement under the Long-Term Program for use after 2005, filed as Exhibit 10.30 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.37
Form of Amendment dated December 23, 2005, to all Performance Share Unit Agreements for Performance Periods begun in 2004 and 2005, filed as Exhibit 10.31 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.38	Arrangement for Annual Incentives for 2004 and 2005, filed as Exhibit 10.1 to the Company’s February 23, 2005, current report on Form 8-K, and incorporated herein by reference.**

10.39	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q and incorporated herein by reference.**

10.40	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.41	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.42	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.43
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan), filed as Exhibit 10.5 to the July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference. **

10.44	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.45	Summary Sheet — Employment Arrangement with Lanny H. Michael, filed as Exhibit 3.2 to the Company’s October 1, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.46
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

10.47
First Amendment to the Cincinnati Purchase and Sale Agreement, dated April 1, 2005, filed as Exhibit 4.2 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

10.48
Purchase and Sale of Cincinnati Lamb Group—Settlement Agreement, dated June 30, 2005, filed as Exhibit 10.7 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

INTERMEC, INC.
INDEX TO EXHIBITS

10.49
Purchase and Sale Agreement, dated as of October 27, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA IP Corp. and UNOVA U.K. Limited, as Selling Entities, and Compagnie De Fives-Lille, Cinetic Landis Grinding Corp. and Cinetic Landis Grinding Limited, as Purchasing Entities, filed as Exhibit 10.42 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 18, 2007.*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 18, 2007.*

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 18, 2007.*

32 2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 18, 2007.*

*   Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

** Compensatory plan or arrangement.