Form 10-Q
period 2007-04-01
Intermec, Inc.
filed 2007-05-08
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock, $0.01 par value per share	60,594,132 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Quarter Ended
	April 1, 2007	April 2, 2006
Revenues:
Product	$141,512	$166,350
Service	37,806	37,481
Total revenues	179,318	203,831

Costs and expenses:
Cost of product revenues	92,194	100,614
Cost of service revenues	22,583	22,861
Selling, general and administrative	69,561	77,793
Gain on intellectual property settlement	-	(16,538)
Restructuring charge	-	1,107
Total costs and expenses	184,338	185,837

Operating profit (loss) from continuing operations	(5,020)	17,994
Interest income	2,553	3,360
Interest expense	(2,295)	(2,216)
Earnings (loss) from continuing operations before income taxes	(4,762)	19,138
Provision (benefit) for income taxes	(330)	4,069
Earnings (loss) before discontinued operations	(4,432)	15,069
Loss from discontinued operations, net of tax	-	(1,078)
Net earnings (loss)	$(4,432)	$13,991

Basic earnings (loss) per share
Continuing operations	$(0.07)	$0.24
Discontinued operations	-	(0.02)
Net earnings (loss) per share	$(0.07)	$0.22

Diluted earnings (loss) per share
Continuing operations	$(0.07)	$0.23
Discontinued operations	-	(0.01)
Net earnings (loss) per share	$(0.07)	$0.22

Shares used in computing basic earnings (loss) per share	59,990	63,025

Shares used in computing diluted earnings (loss) per share	59,990	64,603

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	April 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143,961	$155,027
Short-term investments	29,268	29,510
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $7,158 and $7,796	149,537	158,369
Inventories	132,442	119,027
Net current deferred tax assets	49,875	49,623
Assets held for sale	8,598	8,661
Other current assets	27,582	28,913
Total current assets	541,263	549,130

Property, plant and equipment, net	43,501	43,453
Intangibles, net	4,413	3,978
Net deferred tax assets	178,354	190,683
Other assets	23,977	23,096
Total assets	$791,508	$810,340

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$112,847	$113,207
Payroll and related expenses	22,522	32,008
Deferred revenue	50,491	45,021
Current debt	100,000	-
Total current liabilities	285,860	190,236

Long-term deferred revenue	16,290	17,318
Long-term debt	-	100,000
Other long-term liabilities	77,855	85,184

Shareholders' investment:
Common stock	601	598
Additional paid-in-capital	661,701	657,468
Accumulated deficit	(224,279)	(212,903)
Accumulated other comprehensive loss	(26,520)	(27,561)
Total shareholders' investment	411,503	417,602
Total liabilities and shareholders' investment	$791,508	$810,340

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Quarter Ended
	April 1,	April 2,
	2007	2006

Cash and cash equivalents at beginning of year	$155,027	$256,782

Cash flows from operating activities of continuing operations:
Net earnings (loss) from continuing operations	(4,432)	15,069
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,093	2,588
Change in prepaid pension costs, net	(990)	3,868
Deferred taxes	210	2,792
Stock-based compensation and other	1,654	2,894
Excess tax benefits from stock-based payment arrangements	(649)	(2,183)
Changes in operating assets and liabilities:
Accounts receivable	9,057	24,825
Inventories	(13,415)	(6,794)
Other current assets	151	5,655
Accounts payable and accrued expenses	450	(6,178)
Payroll and related expenses	(9,486)	(4,596)
Other long-term liabilities	3,753	4,771
Other operating activities	(526)	1,659
Net cash provided by (used in) operating activities of continuing operations	(11,130)	44,370

Cash flows from investing activities of continuing operations:
Capital expenditures	(2,160)	(4,268)
Purchases of investments	(595)	(19,695)
Sale of investments	837	-
Patent legal fees	(535)	-
Other investing activities	(42)	73
Net cash used in investing activities of continuing operations	(2,495)	(23,890)

Cash flows from financing activities of continuing operations:
Excess tax benefits from stock-based payment arrangements	649	2,183
Stock options exercised	1,389	3,113
Other financing activities	521	881
Net cash provided by financing activities of continuing operations	2,559	6,177

Net cash provided by (used in) continuing operations	(11,066)	26,657
Net cash used in investing activities of discontinued operations	-	(651)

Resulting increase (decrease) in cash and cash equivalents	(11,066)	26,006

Cash and cash equivalents at end of period	$143,961	$282,788

Supplemental Information
Effect of exchange rates on cash and cash equivalents	$(401)	$(876)

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of Intermec and our subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our 2006 Form 10-K.

Reclassification

Prior to the fourth quarter of 2006, we recognized certain amounts arising from IP settlements as revenue and direct costs related to the settlements as cost of revenue. We have determined that these IP settlements should more appropriately be recorded as “Gains on intellectual property settlement” in operations rather than as revenue and cost of revenue and accordingly have reclassified $23.0 million previously recorded as IP settlement revenue and $6.5 million of IP settlement cost as a net Gain on intellectual property settlement of $16.5 million within the Consolidated Statement of Operations for the quarter ended April 2, 2006.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit in shareholders’ investment. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the quarter ended April 1, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the United States, our tax years 1997 - 2006 remain open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

Based on the outcome of relevant examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is not reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007 and April 1, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the quarter ended April 1, 2007, and it had no effect on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008 and we are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the respective taxing authority.

2. Inventories

Inventories comprise the following (thousands of dollars):

	April 1, 2007	December 31, 2006

Raw materials	$75,217	$69,769
Work in process	1,188	450
Finished goods	56,037	48,808
Inventories	$132,442	$119,027

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

3. Notes Receivable

In connection with the sale of Cincinnati Lamb, we received a $12.5 million long-term note receivable bearing interest at an annual rate of LIBOR plus three percent (8.32% as of April 1, 2007) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of April 1, 2007, the estimated fair value of the note is $11.4 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our consolidated balance sheet as of April 1, 2007, classifies the $11.4 million note receivable as other current assets and other assets.

As part of the sale of Landis Grinding Systems, we received a $10.0 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company, due December 2007. As of April 1, 2007, the estimated fair value of the note is $9.8 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.47% as of April 1, 2007). This note receivable is included in other current assets on our balance sheet.

4. Debt

We have a secured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at April 1, 2007, of $19.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2007, and as of April 1, 2007, no borrowings were outstanding under this facility. As of April 1, 2007, we were in compliance with all financial covenants of this agreement. The Revolving Facility matures in September 2007.

As of April 1, 2007, we have $100.0 million of current ten-year senior unsecured debt outstanding, due in March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

We also have letter-of-credit reimbursement agreements totaling $6.9 million at April 1, 2007, compared to $7.4 million at December 31, 2006. As of April 1, 2007, $5.9 million of the agreements related to performance on contracts with current customers and vendors, $0.1 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $0.9 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. We are indemnified by the purchaser of the Cincinnati Lamb operation on the $0.1 million of letter-of-credit agreements related to Cincinnati Lamb. We are indemnified by the purchaser of the Landis operations on the $0.9 million of letter-of-credit agreement to Landis. No liability has been recorded as the risk of non-performance is remote.

5. Discontinued Operations

We completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. There were no earnings or losses from discontinued operations for the quarter ended April 1, 2007.

The loss from discontinued operations for the quarter ended April 2, 2006, included period expenses relating to finalizing the sale of the Landis Grinding Systems and changes to the estimated sales price adjustment, net of tax benefits.

6. Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.1 million for the quarter ended April 2, 2006, and was substantially completed by the end of 2006.

In November 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring includes headcount reductions and consolidation of certain facilities on a regional and/or global basis. During the fourth quarter of 2006, we recorded charges for severance of $6.8 million and $0.1 of other exit costs in accordance with SFAS 146. As of December 31, 2006, $1.6 million in severance costs had been paid. During the first quarter of 2007, we paid an additional $3.9 million in severance costs. The restructuring was substantially completed by the end of the first quarter of 2007. The restructuring accrual of $5.1 million as of December 31, 2006, was reduced to $1.2 million as of April 1, 2007, as a result of the severance payments made during the current quarter.

7. Gains on Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Consolidated Statement of Operations for the quarter ended April 2, 2006. There were no IP settlements for the quarter ended April 1, 2007.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

8. Provision (Benefit) for Income Taxes

The tax benefit for the quarter ended April 1, 2007, reflects an effective tax benefit for continuing operations of (6.9%) compared to a U.S. statutory rate of 35%. The tax benefit was reduced primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance and the impact of changes in tax rates. Our expected effective tax rate for fiscal year 2007 is 37.4%.

The tax provision for the quarter ended April 2, 2006, reflects an effective tax rate for continuing operations of 21.3% compared to a U.S. statutory rate of 35%. The tax provision for the 2006 first quarter was reduced by $2.2 million due to the favorable conclusion of a Canadian tax audit.

9. Shares Used in Computing Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Quarter Ended
	April 1, 2007	April 2, 2006
Weighted average shares - basic	59,990,018	63,025,006
Dilutive effect of unvested restricted shares and stock options	-	1,578,367
Weighted average shares - diluted	59,990,018	64,603,373

Our employees and directors held options to purchase 93,151 shares of our common stock for the quarter ended April 2, 2006, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings. For the quarter ended April 1, 2007, diluted weighted average shares excludes 918,171 weighted average unvested stock options and restricted shares, because they would have been anti-dilutive, due to our reported net loss.

10. Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss comprised the following (thousands of dollars):

	April 1, 2007	December 31, 2006

Currency translation adjustment, net	$3,004	$2,933
Unamortized benefit plan costs, net of tax benefit of $18,204	(29,580)	(30,543)
Unrealized gain on securities, net	56	49
Accumulated other comprehensive loss	$(26,520)	$(27,561)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

11. Segment Reporting

We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products including radio frequency identification (“RFID”) products, mobile computing products, wired and wireless bar code printers and label media products. Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of AIDC products, including RFID products and license fees. The service segment generates revenue from customer support, product maintenance and other services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

For the quarter ended April 1, 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were $18.3 million as of April 1, 2007. No single customer accounted for more than 10% of our revenues for the quarter ended April 2, 2006.

As described in Note 1, certain amounts in our prior-year consolidated financial statements related to IP settlements have been reclassified to conform to the current-year presentation. The effect of such reclassification on segment amounts for the quarter ended April 2, 2006, was to reduce product revenue by $23.0 million and reduce product gross profit by $16.5 million.

The following table sets forth our operations by reportable segment (millions of dollars):

	Quarter Ended
	April 1, 2007	April 2, 2006
Revenues:
Product	$141.5	$166.3
Service	37.8	37.5
Total	$179.3	$203.8

Gross Profit:
Product	49.3	65.7
Service	15.2	14.6
Total	$64.5	$80.3

The following table sets forth our revenues by product lines (millions of dollars):

	Quarter Ended
	April 1, 2007	April 2, 2006
Revenues:
Systems and Solutions	$93.5	$116.3
Printer and Media	48.0	50.0
Service	37.8	37.5
Total	$179.3	$203.8

12. Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty accrual included in current liabilities (thousands of dollars):

	Quarter Ended
	April 1, 2007	April 2, 2006
Beginning Balance	$6,800	$5,542
Payments	(693)	(1,892)
Increase in liability (new warranties issued)	261	1,864
Ending Balance	$6,368	$5,514

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of April 1, 2007, or December 31, 2006. We have not made any significant indemnification payments as a result of these clauses, nor do we believe the fair value of any of these guarantees has a material effect on our financial position or results of operations.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and postretirement periodic benefit cost (credit) for the quarters ended April 1, 2007, and April 2, 2006, are as follows (thousands of dollars):

Quarter Ended April 1, 2007,	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
and April 2, 2006:	2007	2006	2007	2006	2007	2006
Service Cost	$452	$1,741	$—	$263	$—	$4
Interest Cost	2,678	2,988	644	531	44	66
Expected return on plan assets	(2,611)	(2,508)	(836)	(727)	—	—
Amortization and deferrals:
Transition asset	—	—	(42)	(38)	—	—
Actuarial loss	942	1,239	102	108	—	27
Prior service cost	145	177	—	—	—	—
Special termination benefits	—	675	—	—	—	—
Net pension and postretirement periodic benefit cost (gain)	$1,606	$4,312	$(132)	$137	$44	$97

During the quarter ended April 1, 2007, we contributed approximately $1.9 million to our pension and other postretirement benefit plans, comprising $0.8 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.8 million in matching contributions to our 401(k) plan, and $0.3 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefits plans were not material during the first quarter of 2007. We expect to contribute an additional $4.4 million to these plans during the remainder of 2007, of which $1.8 million relates to benefit payments on our unfunded U.S. defined benefit plans, $1.9 million in matching contributions to our 401(k) plan, $0.4 million in contributions to our foreign pension plans and $0.3 million in benefit payments pertaining to our other postretirement benefit plans.

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

Forward-looking statements include but are not limited to statements about: maintaining or improving our revenues, gross margins or profits of our continuing operations, for the current period or any future period; competing effectively with our current products and planned products, and introducing new products; effectively completing restructuring activities, including the closure of certain facilities and redeployment of related functions; maintaining or reducing expenses; maintaining or improving operational efficiency; increasing product development capacity; using our investment in research and development to generate future revenue; and the applicability of accounting policies used in our financial reporting. When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or our management are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Forward-looking statements involve and are dependent upon certain risks and uncertainties and are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com. You are encouraged to review the discussion below in Part I, “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, “Item 1A Risk Factors,” of this filing, which discuss risk factors associated with our business.

Results of Operations

The following discussion compares our results of operations for the quarters ended April 1, 2007, and April 2, 2006. Results of operations and percentage of revenues were as follows (millions of dollars):

	Quarter Ended
	April 1, 2007		April 2, 2006
	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$179.3		$203.8
Costs and Expenses:
Cost of revenues	114.7	64.0%	123.4	60.6%
Selling, general and administrative	69.6	38.8%	77.8	38.2%
Gains on intellectual property settlements	-	0.0%	(16.5)	-8.1%
Restructuring charge	-	0.0%	1.1	0.5%
Total Costs and Expenses	184.3	102.8%	185.8	91.2%

Operating Profit (Loss) from Continuing Operations	(5.0)	-2.8%	18.0	8.8%
Interest, net	0.3	0.1%	1.1	0.6%
Earnings (Loss) from Continuing Operations before Income Taxes	(4.7)	-2.7%	19.1	9.4%
Provision (Benefit) for Income Taxes	(0.3)	-0.2%	4.0	2.0%
Earnings (Loss) from Continuing Operations, net of tax	(4.4)	-2.5%	15.1	7.4%
Loss from Discontinued Operations, net of tax	-	0.0%	(1.1)	-0.5%
Net Earnings (Loss)	$(4.4)	-2.5%	$14.0	6.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the quarters ended April 1, 2007, and April 2, 2006, as well as quarter-over-quarter product and service revenue growth were as follows (millions of dollars):

	Quarter Ended
	April 1, 2007		April 2, 2006		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Category:
Product	$141.5	78.9%	$166.3	81.6%	$(24.8)	-14.9%
Service	37.8	21.1%	37.5	18.4%	0.3	0.8%
Total Revenues	$179.3	100.0%	$203.8	100.0%	$(24.5)	-12.0%

Revenues by geographic region and as a percentage of total revenues from continuing operations for the quarters ended April 1, 2007, and April 2, 2006, were as follows (millions of dollars):
	Quarter Ended
	April 1, 2007		April 2, 2006
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Geographic Region:
North America	$91.1	50.8%	$128.5	63.1%
Europe, Middle East and Africa
(EMEA)	62.9	35.1%	54.1	26.5%
All Others	25.3	14.1%	21.2	10.4%
Total Revenues	$179.3	100.0%	$203.8	100.0%

The decline in quarterly revenue of $24.5 million, or 12.0%, was primarily attributable to a $24.8 million decline in product revenue, slightly offset by a $0.3 million increase in service revenue. The decrease in product revenue was attributable to a $22.8 million decrease in systems and solution products and a $2.0 million decline in printer and media products. Our analysis of the causal factors for the decline in product revenue suggests that the most significant factor was the impact on business of delayed rollouts of the availability of new products in North America. We introduced three new major products. We believe that certain customers delayed orders while awaiting the availability of the new products. We believe that another factor contributing to the product revenue decline is a continuing intensity in competitive programs and pricing.

The increase in quarterly service revenues of $0.3 million, or 0.8%, was primarily attributable to a $1.6 million increase in EMEA revenues and a $0.3 million increase in the rest of world revenues, offset by a decrease in North America revenues of $1.6 million.

Geographically, product and service revenue in North America declined $37.4 million, or 29.1%, over the corresponding prior-year period. The decline in North America was partially offset by an increases of $8.8 million, or 16.3%, and $4.1 million, or 19.3%, in EMEA and the rest of the world, respectively. This marked difference in performance by regions was driven in part by the earlier availability of our next generation mobile computer, the CN3.

Gross Profit

Gross profit and gross margin by revenue category for the quarters ended April 1, 2007 and April 2, 2006, were as follows (millions of dollars):

	Quarter Ended
	April 1, 2007		April 2, 2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$49.3	34.9%	$65.7	39.5%
Service	15.2	40.3%	14.6	39.0%
Total Gross Profit and Gross Margin	$64.5	36.0%	$80.3	39.4%

The total gross profit for the quarter ended April 1, 2007, decreased $15.8 million, or 19.7%, compared to the corresponding prior-year period. The decrease in total gross profit primarily resulted from a $16.4 million decrease in product gross profit, partially offset by a $0.6 million increase in service gross profit.

Product gross margin for the quarter ended April 1, 2007, decreased 4.6 percentage points as compared to the quarter ended April 2, 2006. The reduction in product gross margin is primarily due to lower unit volume, lower average selling prices and lower absorption on lower volumes. Service gross margins increased 1.3 percentage points for the quarter ended April 1, 2007, over the corresponding prior-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $69.6 million and $77.8 million for the quarters ended April 1, 2007 and April 2, 2006, respectively. The $8.2 million decrease in SG&A expense is primarily due to the restructuring activities aimed at cost reductions initiated in 2006, the pension freeze in the U.S. effective June 30, 2006, and a $1.1 million decrease in legal expense.

Gains on Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Consolidated Statement of Operations for the quarter ended April 2, 2006. There were no IP settlements for the quarter ended April 1, 2007.

Restructuring Charge

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.1 million for the quarter ended April 2, 2006, and was substantially completed by the end of 2006.

Interest, Net

Net interest income was $0.3 million for the quarter ended April 1, 2007, compared to interest income of $1.1 million for the corresponding prior-year period. The $0.8 million decrease in net interest income reflects the reduction in average cash and cash equivalent balances.

Provision (Benefit) for Income Taxes

The tax benefit for the quarter ended April 1, 2007, reflects an effective tax benefit for continuing operations of (6.9%) compared to a U.S. statutory rate of 35%. The tax benefit was reduced primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance and the impact of changes in tax rates. Our expected effective tax rate for fiscal year 2007 is 37.4%.

The tax provision for the quarter ended April 2, 2006, reflects an effective tax rate for continuing operations of 21.3% compared to a U.S. statutory rate of 35%. The tax provision for the 2006 first quarter was reduced by $2.2 million due to the favorable conclusion of a Canadian tax audit.

Loss from Discontinued Operations

The loss from discontinued operations for the quarter ended April 2, 2006, includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated sales price adjustment, net of tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of April 1, 2007, totaled $173.2 million, compared to $184.5 million as of December 31, 2006. Operating activities of continuing operations for the first quarter of 2007 used $11.1 million of cash flow, primarily resulting from the $13.4 million increase in inventory, offset by the net other changes in operating activities. Investing activities of continuing operations for the first quarter of 2007, used $2.5 million related primarily to $2.2 million of net capital expenditures. Financing activities of continuing operations of $2.6 million is primarily due to $1.4 million of proceeds from stock option exercises and other related stock awards during the first quarter of 2007.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at April 1, 2007, of $19.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the first quarter of 2007, and as of April 1, 2007, no borrowings were outstanding under the Revolving Facility. As of April 1, 2007, we were in compliance with the financial covenants of the Revolving Facility.

The key terms of the Revolving Facility are as follows:

•	Our obligations under the Revolving Facility are secured by substantially all of our U.S. assets and our U.S. subsidiaries and a pledge of 65% of the stock of certain of foreign subsidiaries.

•
Borrowings under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus an applicable margin ranging from 1.5% to 2.5% based on consolidated leverage, or (ii) the greater of the federal funds rate plus 0.50% or the bank’s prime rate, plus an applicable margin ranging from 0.5% to 1.5% based on consolidated leverage.

•
The Revolving Facility places certain restrictions on our ability and our subsidiaries’ ability to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•	Financial covenants include a Consolidated Leverage test, a Consolidated Interest Coverage test and a Consolidated Net Worth test, each as defined in the agreement.

Management is considering options for renewing the Revolving Facility, which matures September 2007.

As of April 1, 2007, we had $100.0 million of current ten-year senior unsecured debt outstanding, due March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, assets held for sale and available borrowings under our Revolving Facility will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of April 1, 2007, have not changed materially from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, other than the uncertain tax positions totaling $21.3 million, which are described in Note 1.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

 Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, recoverability of intangible assets, warranty costs, retiree medical and pension obligations, estimated net realizable value of assets held for sale and litigation loss contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the quarter ended April 1, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the United States our tax years 1997 - 2006 remain open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

Based on the outcome of relevant examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is not reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007 and April 1, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the quarter ended April 1, 2007, and it had no effect on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008 and are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on our Consolidated Financial Statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the respective taxing authority.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from our short-term and long-term borrowings and to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of April 1, 2007, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $174.5 million.

Except as noted in the preceding paragraph, as of April 1, 2007, there have been no material changes in information provided in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2007.

An evaluation was also performed under the supervision and with the participation of management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1 to January 28, 2007	-	-	-	-
January 29 to February 25, 2007	7,897	$23.85	-	-
February 26 to April 1, 2007	6,630	22.02	-	-
Total	14,527	$23.01	-	-

The purchased shares indicated in the above table were surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

10.1	Amended and Restated 2004 Omnibus Incentive Compensation Plan, as of March 30, 2007
10.2	2001 Stock Incentive Plan, as amended March 30, 2007
10.3	1999 Stock Incentive Plan, as amended March 30, 2007
10.4	1997 Stock Incentive Plan, as amended March 30, 2007
10.5	Restoration Plan, as amended March 30, 2007
10.6	Supplemental Executive Retirement Plan, as amended March 30, 2007
10.7	Form of Amended and Restated Change of Control Employment Agreement applicable to Chief Executive Officer, as amended March 30, 2007
10.8	Form of Amended and Restated Change of Control and Employment Agreement applicable to named executive officers other than the Chief Executive Officer, as amended March 30, 2007
10.9	Executive Severance Plan - Chief Executive Officer, as amended March 30, 2007
10.10	Executive Severance Plan - Senior Vice Presidents and Elected Vice Presidents, amended March 30, 2007
10.11	Management Incentive Compensation Plan, as amended March 30, 2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2007
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2007
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2007
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Lanny H. Michael

Lanny H. Michael
Chief Financial Officer

May 7, 2007