Form 10-Q
period 2007-07-01
Intermec, Inc.
filed 2007-08-06
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2007
Common Stock, $0.01 par value per share	60,772,362 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Product	$169,939	$192,440	$311,451	$358,790
Service	40,584	38,997	78,390	76,478
Total Revenues	210,523	231,437	389,841	435,268

Costs and expenses:
Cost of product revenues	108,726	116,401	200,920	217,015
Cost of service revenues	20,623	21,413	43,206	44,274
Selling, general and administrative	68,772	78,496	138,333	156,289
Gain on intellectual property settlement	-	-	-	(16,538)
Restructuring charge		1,135	-	2,242
Total costs and expenses	198,121	217,445	382,459	403,282

Operating profit from continuing operations	12,402	13,992	7,382	31,986
Gain on sale of investments	-	2,305	-	2,305
Interest income	2,467	3,979	5,020	7,339
Interest expense	(2,348)	(2,213)	(4,643)	(4,429)
Earnings from continuing operations before income taxes	12,521	18,063	7,759	37,201
Provision for income taxes	4,591	6,767	4,261	10,835
Earnings before discontinued operations	7,930	11,296	3,498	26,366
Loss from discontinued operations, net of tax	(1,283)	(940)	(1,283)	(2,019)
Net earnings	$6,647	$10,356	$2,215	$24,347

Basic earnings (loss) per share
Continuing Operations	$0.13	$0.18	$0.06	$0.42
Discontinued Operations	(0.02)	(0.02)	(0.02)	(0.03)
Net earnings per share	$0.11	$0.16	$0.04	$0.39

Diluted earnings (loss) per share
Continuing Operations	$0.13	$0.18	$0.06	$0.41
Discontinued Operations	(0.02)	(0.02)	(0.02)	(0.03)
Net earnings per share	$0.11	$0.16	$0.04	$0.38

Shares used in computing earnings (loss) per share
Basic	60,251	63,252	60,121	63,138
Diluted	61,065	64,529	60,987	64,565

See accompanying notes to consolidated condensed financial statements.

INTERMEC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$159,535	$155,027
Short-term investments	29,372	29,510
Accounts receivable, net of allowance for doubtful accounts and sales returns of $9,437 and $7,796	156,236	158,369
Inventories	115,593	119,027
Net current deferred tax assets	49,875	49,623
Assets held for sale	8,393	8,661
Other current assets	27,658	28,913
Total current assets	546,662	549,130

Property, plant and equipment, net	43,455	43,453
Intangibles, net	6,097	3,978
Net deferred tax assets	175,836	190,683
Other assets	21,807	23,096
Total assets	$793,857	$810,340

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$101,606	$113,207
Payroll and related expenses	25,616	32,008
Deferred revenue	50,392	45,021
Current debt	100,000	-
Total current liabilities	277,614	190,236

Long-term deferred revenue	14,862	17,318
Long-term debt	-	100,000
Other long-term liabilities	76,684	85,184

Shareholders' investment:
Common stock	602	598
Additional paid-in-capital	665,754	657,468
Accumulated deficit	(217,632)	(212,903)
Accumulated other comprehensive loss	(24,027)	(27,561)
Total shareholders' investment	424,697	417,602
Total liabilities and shareholders' investment	$793,857	$810,340

See accompanying notes to consolidated condensed financial statements.

INTERMEC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Six Months Ended
	July 1,	July 2,
	2007	2006

Cash and cash equivalents at beginning of year	$155,027	$256,782

Cash flows from operating activities of continuing operations:
Net earnings from continuing operations	3,498	24,347
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,190	5,186
Provision for bad debt	1,334	319
Change in prepaid pension costs, net	(780)	3,392
Gain on sale of property, plant and equipment	(530)	-
Deferred taxes	3,531	10,097
Stock-based compensation and other	2,953	5,125
Excess tax benefits from stock-based payment arrangements	(1,181)	(3,076)
Changes in operating assets and liabilities:
Accounts receivable	1,024	18,297
Inventories	3,434	(22,540)
Other current assets	(1,504)	3,524
Accounts payable and accrued expenses	(9,379)	9,770
Payroll and related expenses	(6,392)	94
Other long-term liabilities	704	2,294
Other operating activities	1,423	5,557
Net cash provided by operating activities of continuing operations	4,325	62,386

Cash flows from investing activities of continuing operations:
Capital expenditures	(5,474)	(12,304)
Purchases of investments	(1,355)	(19,695)
Sale of investments	1,493	565
Note receivable, discounted	1,351	-
Patent legal fees capitalized	(652)	-
Other investing activities	(661)	5
Net cash used in investing activities of continuing operations	(5,298)	(31,429)

Cash flows from financing activities of continuing operations:
Excess tax benefits from stock-based payment arrangements	1,181	3,076
Stock options exercised	3,042	4,340
Other financing activities	1,008	1,616
Net cash provided by financing activities of continuing operations	5,231	9,032

Net cash provided by continuing operations	4,258	39,989
Net cash provided by investing activities of discontinued operations	250	6,912

Resulting increase in cash and cash equivalents	4,508	46,901

Cash and cash equivalents at end of period	$159,535	$303,683

Supplemental Information
Effect of exchange rates on cash and cash equivalents	$3,627	$4,923

See accompanying notes to consolidated condensed financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Condensed Financial Statements and notes thereto included in our 2006 Form 10-K.

Reclassification

Prior to the fourth quarter of 2006, we recognized certain amounts arising from IP settlements as revenue and direct costs related to the settlements as cost of revenue. We have determined that these IP settlements should more appropriately be recorded as “Gain on intellectual property settlement” in operations rather than as revenue and cost of revenue and accordingly have reclassified $23.0 million previously recorded as IP settlement revenue and $6.5 million of IP settlement cost as a net Gain on intellectual property settlement of $16.5 million within the Consolidated Condensed Statement of Operations for the six months ended July 2, 2006.

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

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit in shareholders’ investment. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the six months ended July 1, 2007.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Condensed Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007, and $0.3 million as of July 1, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the first quarter of 2007, and it had no effect on our Consolidated Condensed Financial Statements.

Inventories comprise the following (thousands of dollars):

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective with respect to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying Consolidated Condensed Statement of Operations and recorded as a liability until remitted to the respective taxing authority.

2. Inventories

	July 1, 2007	December 31, 2006

Raw materials	$63,920	$69,769
Work in process	906	450
Finished goods	50,767	48,808
Inventories	$115,593	$119,027

3. Notes Receivable

In connection with the sale of Cincinnati Lamb, we received a $12.5 million long-term note receivable bearing interest at an annual rate of LIBOR plus three percent (8.32% as of July 1, 2007) with interest payable quarterly. Principal payments on the note are due in six semiannual installments beginning April 2007 of $1.5 million, $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of July 1, 2007, the estimated fair value of the note is $10.1 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our Consolidated Condensed Balance Sheet as of July 1, 2007, classifies the current and long-term portions of the $10.1 million note receivable as other current assets and other assets, respectively.

As part of the sale of Landis Grinding Systems, we received a $10.0 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company, due December 2007. As of July 1, 2007, the estimated fair value of the note is $9.9 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.68 % as of July 1, 2007). This note receivable is included in other current assets on our Consolidated Condensed Balance Sheet.

4. Debt

We have a secured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at July 1, 2007, of $19.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2007, and as of July 1, 2007, no borrowings were outstanding under this facility. As of July 1, 2007, we were in compliance with all financial covenants of this agreement. The Revolving Facility matures in September 2007.

As of July 1, 2007, we have $100.0 million of current ten-year senior unsecured debt outstanding, due in March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

We also have letter-of-credit reimbursement agreements totaling $6.9 million at July 1, 2007, compared to $7.4 million at December 31, 2006.

5. Discontinued Operations

We completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. There was a net loss of $1.3 million from discontinued operations for the three and six months ended July 1, 2007 as a result of the resolution of a purchase price arbitration.

The loss from discontinued operations for the three and six months ended July 2, 2006, includes period expenses relating to finalizing the sale of the Landis Grinding Systems and changes to the estimated sales price adjustment, net of tax benefits.

6. Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.1 million and $2.2 million for the three and six months ended July 2, 2006, respectively, and was substantially completed by the end of 2006.

In November 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring includes headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring activities were substantially completed as of July 1, 2007 at approximately the amount we had accrued.

7. Operating Gains

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Consolidated Condensed Statement of Operations for the six months ended July 2, 2006. There were no IP settlements for the three or six months ended July 1, 2007.

Included as an offset against general and administrative expenses for the three and six month periods ended July 1, 2007, is an insurance death benefit gain of approximately $1.5 million, which was recorded when cash was received.

8. Provision for Income Taxes

The tax expense for the three and six months ended July 1, 2007, reflects an effective tax rate for continuing operations of 36.7% and 54.9%, respectively, compared to a U.S. statutory rate of 35%. In the first quarter of 2007, the tax provision was increased primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance on a foreign net operating loss and the impact of changes in foreign tax rates. Our expected effective tax rate for fiscal year 2007, excluding the impact of discrete items, is approximately 36%.

The tax provision for the three and six months ended July 2, 2006, reflects an effective tax rate for continuing operations of 37.4% and 29.1%, respectively, compared to a U.S. statutory rate of 35%.  The tax provision was reduced by $2.2 million primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

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

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Weighted average shares - basic	60,250,995	63,252,443	60,120,507	63,138,099
Dilutive effect of unvested restricted shares and stock options	814,239	1,276,159	866,205	1,427,263
Weighted average shares - diluted	61,065,234	64,528,602	60,986,712	64,565,362

Our employees and directors held options to purchase 717,061 and 721,681 shares of our common stock for the three and six months ended July 1, 2007, and 586,401 and 339,776 shares for the three and six months ended July 2, 2006, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

10. Equity

The fair value of options issued during the three and six months ended July 1, 2007 was $4. 8 million and $5.8 million, respectively, and are expected to vest ratably over the next five years.

The fair value assumptions used for these calculations were as follows:

Fair Value Assumptions	Three Months Ended July 1, 2007	Six Months Ended July 1, 2007
Expected Life in Years	4.75	4.90
Annualized Volatility	38.37%	38.63%
Annual Rate of Quarterly Dividends	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	4.63%	4.63%

Our accumulated other comprehensive loss comprised the following (thousands of dollars):

	July 1, 2007	December 31, 2006

Currency translation adjustment, net	$4,796	$2,933
Unamortized benefit plan costs, net of tax benefit of $18,204 and $16,446, respectively	(28,872)	(30,543)
Unrealized gain on securities, net	49	49
Accumulated other comprehensive loss	$(24,027)	$(27,561)

11. Segment Reporting

We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products, including radio frequency identification (“RFID”) products, mobile computing products, wired and wireless bar code printers and label media products. Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of AIDC products, including RFID products and license fees. The service segment generates revenue from customer support, product maintenance and other services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated condensed financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

For the three and six months ended July 1, 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were $22.7 million and $41.0 million for the three and six months ended July 1, 2007, respectively. No single customer accounted for more than 10% of our revenues for the three or six months ended July 2, 2006.

As described in Note 1, certain amounts in our prior-year consolidated condensed financial statements related to IP settlements have been reclassified to conform to the current-year presentation. The effect of such reclassification on segment amounts for the six months ended July 2, 2006, was to reduce product revenue by $23.0 million and reduce product gross profit by $16.5 million.

The following table sets forth our operations by reportable segment (millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Product	$169.9	$192.4	$311.4	$358.8
Service	40.6	39.0	78.4	76.5
Total	$210.5	$231.4	$389.8	$435.3

Gross Profit:
Product	$61.2	$76.0	$110.5	$141.8
Service	20.0	17.6	35.2	32.2
Total	$81.2	$93.6	$145.7	$174.0

The following table sets forth our revenues by product lines (millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Systems and Solutions	$117.6	$135.5	$211.1	$251.8
Printer and Media	52.3	56.9	100.3	107.0
Service	40.6	39.0	78.4	76.5
	$210.5	$231.4	$389.8	$435.3

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

	Six Months Ended
	July 1, 2007	July 2, 2006

Beginning Balance	$6,800	$5,514
Payments	(1,998)	(1,830)
Increase in liability (new warranties issued)	1,557	2,149
Ending Balance	$6,359	$5,833

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of July 1, 2007, or December 31, 2006. We have not made any significant indemnification payments as a result of these clauses.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and postretirement periodic benefit cost (credit) for the three and six months ended July 1, 2007, and July 2, 2006, are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006	2007	2006
Quarter Ended July 1, 2007, and July 2, 2006
Service cost	$453	$1,741	$-	$273	$-	$4
Interest cost	2,678	2,988	664	552	44	66
Expected Return on Plan Assets	(2,611)	(2,508)	(862)	(756)	-	-
Amortization and Deferrals:
Transition asset	-	-	(43)	(39)	-	-
Actuarial loss	942	1,241	105	112	-	28
Prior service cost	144	177	-	-	-	-
Special Termination Benefits	-	675	-	-	-	-
Net pension and postretirement periodic benefit cost (gain)	$1,606	$4,314	$(136)	$142	$44	$98

Six Months Ended July 1, 2007, and July 2, 2006
Service cost	$905	$3,482	$-	$536	$-	$8
Interest cost	5,356	5,976	1,308	1,083	88	132
Expected Return on Plan Assets	(5,222)	(5,016)	(1,698)	(1,483)	-	-
Amortization and Deferrals:
Transition asset	-	-	(85)	(77)	-	-
Actuarial loss	1,884	2,480	207	220	-	55
Prior service cost	289	354	-	-	-	-
Special Termination Benefits	-	1,350	-	-	-	-
Net pension and postretirement periodic benefit cost (gain)	$3,212	$8,626	$(268)	$279	$88	$195

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

Results of Operations

The following discussion compares our results of operations for the three and six months ended July 1, 2007, and July 2, 2006. Results of operations and percentage of revenues were as follows (millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	Amounts	Amounts	Amounts	Amounts
Revenues	$210.5	$231.4	$389.8	$435.3
Costs and expenses:
Cost of revenues	129.3	137.8	244.1	261.3
Selling, general and administrative	68.8	78.5	138.3	156.3
Gain on intellectual property settlements	-	-	-	(16.5)
Restructuring charge	-	1.1	-	2.2
Total costs and expenses	198.1	217.4	382.4	403.3
Operating profit from continuing operations	12.4	14.0	7.4	32.0
Gain on sale of investments	-	2.3	-	2.3
Interest income, net	0.1	1.8	0.4	2.9
Earnings from continuing operations, before income tax	12.5	18.1	7.8	37.2
Provision for income tax	4.6	6.8	4.3	10.8
Earnings from continuing operations, net of tax	7.9	11.3	3.5	26.4
Loss from discontinued operations, net of tax	(1.3)	(0.9)	(1.3)	(2.0)
Net earnings	$6.6	$10.4	$2.2	$24.4

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	61.4%	59.6%	62.6%	60.0%
Selling, general and administrative	32.7%	33.9%	35.5%	35.9%
Gain on intellectual property settlements	-	-	-	-3.8%
Restructuring charge	-	0.5%	-	0.5%
Total costs and expenses	94.1%	93.9%	98.1%	92.6%
Operating profit from continuing operations	5.9%	6.1%	1.9%	7.4%
Gain on sale of investments	*	*	*	*
Interest income, net	*	*	*	*
Earnings from continuing operations, before income tax	5.9%	7.8%	2.0%	8.5%
Provision for income tax	*	*	*	*
Earnings from continuing operations, net of tax	3.8%	4.9%	0.9%	6.1%
Loss from discontinued operations, net of tax	*	*	*	*
Net earnings	3.1%	4.5%	0.6%	5.6%

* Calculation is not meaningful

Revenues

Revenues by category and geographic region and as a percentage of total revenues from continuing operations for the three and six months ended July 1, 2007, and July 2, 2006, as well as the same three and six months revenue changes were as follows (millions of dollars):

	Three Months Ended
	July 1, 2007		July 2, 2006		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Category:
Product	$169.9	80.7%	$192.4	83.1%	$(22.5)	-11.7%
Service	40.6	19.3%	39.0	16.9%	1.6	4.1%
Total Revenues	$210.5	100.0%	$231.4	100.0%	$(20.9)	-9.0%

Revenues by Geographic Region:
North America	$108.0	51.3%	$136.3	58.9%	$(28.3)	-20.8%
Europe, Middle East and Africa
(EMEA)	68.5	32.5%	68.2	29.5%	0.3	0.4%
All Others	34.0	16.2%	26.9	11.6%	7.1	26.4%
Total Revenues	$210.5	100.0%	$231.4	100.0%	$(20.9)	-9.0%

Revenue decreased $20.9 million for the three months ended July 1, 2007 compared to the prior year period, primarily from the $22.5 million decline in product revenue, slightly offset by a $1.6 million increase in service revenue. The decrease in product revenue was attributable to a $17.9 million decrease in systems and solution products and a $4.6 million decline in printer and media products. The lower product revenue is primarily a result of the decline in the North America market, which was down 24.3% from the prior year quarter. Our analysis of the causal factors for the decline indicates the introduction of several new products and the related transition to these products is the most significant factor. Sequentially, product revenue in North America is up 23.1% from the first quarter of 2007.

The increase in quarterly service revenues of $1.6 million, or 4.1%, was primarily attributable to an increase in professional service fees in our international markets.

	Six Months Ended
	July 1, 2007		July 2, 2006		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by Category:
Product	$311.4	79.9%	$358.8	82.4%	$(47.4)	-13.2%
Service	78.4	20.1%	76.5	17.6%	1.9	2.5%
Total Revenues	$389.8	100.0%	$435.3	100.0%	$(45.5)	-10.5%

Revenues by Geographic Region:
North America	$199.1	51.1%	$264.8	60.8%	$(65.7)	-24.8%
Europe, Middle East and Africa
(EMEA)	131.5	33.7%	122.3	28.1%	9.2	7.5%
All Others	59.2	15.2%	48.2	11.1%	11.0	22.8%
Total Revenues	$389.8	100.0%	$435.3	100.0%	$(45.5)	100.0%

Revenue for the six months ended July 1, 2007, declined $45.5 million or 10.5%, primarily due to a $47.4 million, or 13.2%, decline in product revenues, partially offset by $1.9 million, or 2.5%, increase in service revenues. The decline in product revenues was due to $40.7 million decline in systems and solution products and a $6.7 million decline in printer and media products. The lower product revenue is primarily a result of the decline in the North America market, which was down 29.2% from the prior year quarter. Our analysis of the causal factors for the decline suggests the introduction of several new products and the related transition to these products is the most significant factor. The marked difference in performance by regions was driven in part by EMEA and All Other regions having earlier availability of our next generation mobile computer, the CN3, compared to the North American region.

The increase in six month service revenues of $1.9 million, or 2.5%, was primarily attributable to an increase in professional service fees in our international markets.

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended July 1, 2007 and July 2, 2006, were as follows (millions of dollars):

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$61.2	36.0%	$76.0	39.5%	$110.5	35.5%	$141.8	39.5%
Service	20.0	49.3%	17.6	45.1%	35.2	44.9%	32.2	42.1%
Total gross profit
and gross margin	$81.2	38.6%	$93.6	40.4%	$145.7	37.4%	$174.0	40.0%

The total gross profit for the three and six months ended July 1, 2007, decreased by $12.4 million and $28.3 million, respectively, compared to the corresponding prior year periods. The decreases are attributable to the lower product revenue and a decrease in product gross margin percentage. The quarterly product gross margin of 36.0% is a 3.5 percentage point decrease compared to the prior year period. The reduction in product gross margin is primarily due to lower unit volume, lower average selling prices and lower absorption on lower volumes. Product gross margin of 36.0% reflects a 1.1 percentage point improvement from the first quarter of 2007.

Service gross profit increased $2.4 million and $3.0 million for the three and six months ended July 1, 2007, respectively, from higher revenue and improved gross margin percentage. The improved gross margin percentage is primarily due to cost reductions from the restructuring initiated in the fourth quarter of 2006 and improved operating efficiency as a result of the higher revenue.

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $68.8 million and $138.3 million for the three and six months ended July 1, 2007, respectively, compared with SG&A expenses of $78.5 million and $156.3 million for the corresponding prior-year period. The $9.7 million decrease in SG&A expense in the quarter is primarily due to cost reduction initiatives, the pension freeze in the U.S. effective June 30, 2006, and approximately $2.0 million of other operating gains, due to an insurance death benefit, in the second quarter of 2007.

Gain on Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Consolidated Condensed Statement of Operations for the six months ended July 2, 2006. There were no IP settlements for the three or six months ended July 1, 2007.

Restructuring Charge

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.1 million and $2.2 million for the three and six months ended July 2, 2006, respectively, and was substantially complete by the end of 2006.

Interest, Net

Net interest income was $0.1 million and $0.4 million for the three and six months ended July 1, 2007, compared to net interest income of $1.8 million and $2.9 million for the corresponding prior-year period. The decrease in net interest income reflects the reduction in average cash and cash equivalent balances.

Provision for Income Taxes

The tax expense for the three and six months ended July 1, 2007, reflects an effective tax rate for continuing operations of 36.7% and 54.9%, respectively, compared to a U.S. statutory rate of 35%. In the first quarter of 2007, the tax provision was increased primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance on a foreign net operating loss and the impact of changes in foreign tax rates. Our expected effective tax rate for fiscal year 2007, excluding the impact of discrete items, is approximately 36%.

The tax provision for the three and six months ended July 2, 2006, reflects an effective tax rate for continuing operations of 37.4% and 29.1%, respectively, compared to a U.S. statutory rate of 35%.  The tax provision was reduced by $2.2 million primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended July 1, 2007, reflects the outcome of an arbitration settlement related to the sale of Cincinnati Lamb. The loss from discontinued operations for the three and six months ended July 2, 2006, includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated sales price adjustment, net of tax benefits.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of July 1, 2007, totaled $188.9 million, compared to $184.5 million as of December 31, 2006. Operating activities of continuing operations for the first six months of 2007 provided $4.3 million of cash flow. Investing activities of continuing operations for the first six months of 2007, used $5.3 million related primarily to $5.5 million of capital expenditures. Financing activities of continuing operations provided $5.2 million, primarily due to $4.1 million of proceeds from stock option exercises and other related stock awards during the six months ended July 1, 2007.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at July 1, 2007, of $19.6 million under the Secured Revolving Credit Revolving Facility that we have (the "Revolving Facility"). We made no borrowings under the Revolving Facility during the three and six months ended July 1, 2007, and as of July 1, 2007, no borrowings were outstanding under the Revolving Facility. As of July 1, 2007, we were in compliance with the financial covenants of the Revolving Facility.

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
As of July 1, 2007, we had $100.0 million of current ten-year senior unsecured debt outstanding, due March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations, assets held for sale and available borrowings under our Revolving Facility will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of July 1, 2007, have not changed materially from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, other than the uncertain tax positions totaling $21.4 million.

As of July 1, 2007, we have classified $1.3 million of unrecognized tax benefits, including interest and penalties, as a  current liability.  The remainder of our unrecognized tax benefits are classified as noncurrent liabilities. At this time, the settlement period for the noncurrent portion of our unrecognized tax benefits cannot be determined; however, it is not expected to be due within the next twelve months.

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

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the three or six months ended July 1, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the United States our tax years 1997 through 2006 remain open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Condensed Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007, and $0.3 million as of July 1, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the first quarter of 2007, and it had no effect on our Consolidated Condensed Financial Statements.

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

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on our Consolidated Condensed Financial Statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated condensed statement of operations and recorded as a liability until remitted to the respective taxing authority.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from our short-term and long-term borrowings and to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of July 1, 2007, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $270.4 million.

Except as noted in the preceding paragraph, as of July 1, 2007, there have been no material changes in information provided in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2007.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Some of our competitors are substantially larger or are more profitable than we are which may give them a competitive advantage” is restated in its entirety as follows.

Some of our competitors are substantially larger or are more profitable than we are, which may give them a competitive advantage. Some of our competitors are substantially larger in terms of revenue or profit than we are. The scale advantage of these companies may allow them to invest more in research and development (“R&D”), systems and human resources than we can. The scale advantage may also allow them to acquire or make complementary products that alone or in combination with other AIDC products could afford them a competitive advantage. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to market trends or price declines than we can. Those competitors may also be able to precipitate such market changes by changing their activities. There is no assurance that the strategies we use to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our revenues, revenue growth and results of operations may be materially and adversely affected.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Rapid technological change or technological convergence could hurt results of operations by increasing product or inventory obsolescence” is restated in its entirety as follows.

Rapid technological change or technological convergence could adversley impact results of operations by causing or increasing excess inventories or by rendering them obsolete. Rapid technological change or technological convergence could cause excess inventory or obsolete inventory or could increase the amount of such inventory. In such event, we might have to sell all or a portion of the excess or obsolete inventory at a substantial discount to the planned resale price or the cost of making or acquiring that inventory and write off the difference. This could materially and adversely impact our revenues, gross profit margins and results of operations.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Export controls, import controls and operating conditions in markets outside of the U.S. could adversely affect our revenues, gross profit margins and results of operations” is restated in its entirety as follows.

Export controls, import controls, security measures, and operating conditions in U.S. and foreign markets could adversely affect our revenues, gross profit margins and results of operations. We sell a significant percentage of our products globally. U.S. and foreign government restrictions on the export or import of technology could prevent us from selling some or all of our products in one or more countries. Our sales could also be materially and adversely affected by burdensome laws, regulations, security requirements, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability could reduce demand for our products or impair or eliminate our ability to sell or deliver those products to customers in those countries or put our assets at risk. There is no assurance that we will be able to continue or expand sales of our products in any market, and disruptions of our sales could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Our results of operations could suffer if we are unable to expand and enforce our patent estate.”  is restated in its entirety as follows.

Our results of operations could suffer if we are unable to expand and enforce our patent estate. One element of our strategy is to expand our AIDC patent estate and to use that estate to differentiate Intermec in the marketplace or generate royalty revenue, or both. The creation, maintenance, licensing and enforcement of a patent estate are complex activities with uncertain outcomes and those activities can be adversely affected by changes in patent laws, treaties and regulations and changes in judicial and administrative interpretations of those laws, treaties and regulations. There is no assurance that we will be able to obtain valuable AIDC patents in the jurisdictions where we and our competitors operate or that we will be able to use or license those patents to differentiate our products in the marketplace or to generate meaningful royalty revenue. As part of our intellectual property strategy, we may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in patent lawsuits could also reduce our royalty revenues. Our results of operations could be materially and adversely impacted if we do not adequately invest in the acquisition, maintenance and enforcement of AIDC patents, if we are unable to obtain AIDC patents covering products and services that customers consider valuable enough to purchase or if our efforts to enforce our patents are not fully successful or only minimally so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 2 to April 29, 2007	-	-	-	-
April 30 to May 27, 2007	7,600	$22.22	-	-
May 28 to July 1, 2007	-	-	-	-
Total	7,600	$22.22	-	-

The purchased shares indicated in the above table were surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on May 16, 2007.

(b)	At the Annual Meeting, the following directors were elected directors for terms expiring at the annual meeting in 2008 and when their successors are elected and qualified. The votes were as follows:

	For	Withheld
Larry D. Brady	55,028,841	491,475
Claire W. Gargalli	54,534,049	986,267
Gregory K. Hinckley	55,195,162	325,154
Lydia H. Kennard	55,170,950	349,366
Allen J. Lauer	55,204,893	315,423
Stephen P. Reynolds	55,174,058	346,258
Steven B. Sample	55,198,699	321,617
Oren G. Shaffer	55,171,687	348,629
Larry D. Yost	55,162,430	357,886

(c)	Proposal 2, a management advisory proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for 2007, received the votes of a majority of the shares present on the proposal.

Number of Votes
For	54,996,331
Against	476,275
Abstain	47,710
Broker non-votes	0

ITEM 6.  EXHIBITS

3.1	By-Laws of Intermec, Inc., as amended July 19, 2007
10.1	2002 Director Stock Option and Fee Plan, as amended July 19, 2007
10.2	Form of Amended and Restated Change of Control Employment Agreement applicable to Chief Executive Officer, as amended July 18, 2007
10.3	Form of Amended and Restated Change of Control Employment Agreement applicable to executive officers other than the Chief Executive Officer, as amended July 18, 2007
10.4	Form of Executive Severance Plan applicable to the Chief Executive Officer, as amended July 18, 2007
10.5	Form of Executive Severance Plan applicable to executive officers other than the Chief Executive Officer, as amended July 18, 2007
10.6	Restoration Plan, as amended July 19, 2007
10.7	Supplemental Executive Retirement Plan, as amended July 19, 2007
10.8	1999 Stock Incentive Plan, as amended July 19, 2007
10.9	2001 Stock Incentive Plan, as amended July 19, 2007
10.10	Management Incentive Compensation Plan, as amended July 19, 2007
10.11	2004 Omnibus Incentive Compensation Plan, as amended July 18, 2007
10.12	2004 Long Term Performance Share Program, a sub-plan under the 2004 Omnibus Incentive Compensation Plan, as amended July 18, 2007
10.13	Summary of Compensation Arrangements for Patrick J. Byrne, President and Chief Executive Officer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 3, 2007
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 3, 2007
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 3, 2007
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 3, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Lanny H. Michael

Lanny H. Michael
Chief Financial Officer

August 3, 2007