Form 10-Q
period 2007-09-30
Intermec, Inc.
filed 2007-11-06
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007
Common Stock, $0.01 par value per share	61,016,919 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Product	$169,219	$156,951	$480,669	$515,741
Service	36,787	38,996	115,178	115,474
Total revenues	206,006	195,947	595,847	631,215

Costs and expenses:
Cost of product revenues	105,536	98,807	306,454	315,811
Cost of service revenues	22,404	21,026	65,611	65,311
Selling, general and administrative	73,533	70,573	211,867	226,862
Gain on intellectual property settlement	-	-	-	(16,538)
Restructuring charge	-	1,758	-	4,000
Total costs and expenses	201,473	192,164	583,932	595,446

Operating profit from continuing operations:	4,533	3,783	11,915	35,769
Gain on sale of investments	-	-	-	2,305
Interest income	2,910	4,178	7,930	11,517
Interest expense	(2,204)	(2,473)	(6,847)	(6,902)
Earnings from continuing operations before income taxes	5,239	5,488	12,998	42,689
Provision for income taxes	847	2,043	5,108	12,878
Earnings before discontinued operations	4,392	3,445	7,890	29,811
Earnings (loss) from discontinued operations, net of tax	-	1,352	(1,283)	(667)
Net earnings	$4,392	$4,797	$6,607	$29,144

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.05	$0.13	$0.47
Discontinued operations	-	0.02	(0.02)	(0.01)
Net earnings per share	$0.07	$0.07	$0.11	$0.46

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.05	$0.13	$0.46
Discontinued operations	-	0.02	(0.02)	(0.01)
Net earnings per share	$0.07	$0.07	$0.11	$0.45

Shares used in computing earnings (loss) per share
Basic	60,484	62,749	60,242	63,009
Diluted	61,325	64,061	61,099	64,428

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$185,305	$155,027
Short-term investments	28,950	29,510
Accounts receivable, net of allowance for doubtful accounts and sales returns of $10,946 and $7,796	168,950	158,369
Inventories	112,806	119,027
Net current deferred tax assets	49,875	49,623
Assets held for sale	8,217	8,661
Other current assets	25,763	28,913
Total current assets	579,866	549,130

Property, plant and equipment, net	45,256	43,453
Intangibles, net	6,871	3,978
Net deferred tax assets	175,893	190,683
Other assets	23,321	23,096
Total assets	$831,207	$810,340

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$116,652	$113,207
Payroll and related expenses	24,602	32,008
Deferred revenue	50,508	45,021
Current debt	100,000	-
Total current liabilities	291,762	190,236

Long-term deferred revenue	20,244	17,318
Long-term debt	-	100,000
Other long-term liabilities	77,778	85,184

Shareholders' investment:
Common stock	610	598
Additional paid-in-capital	673,852	657,468
Accumulated deficit	(213,240)	(212,903)
Accumulated other comprehensive loss	(19,799)	(27,561)
Total shareholders' investment	441,423	417,602
Total liabilities and shareholders' investment	$831,207	$810,340

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2007	2006

Cash and cash equivalents at beginning of year	$155,027	$256,782

Cash flows from operating activities of continuing operations:
Net earnings from continuing operations	7,890	29,811
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,601	7,818
Provision for bad debt	1,551	117
Change in prepaid pension costs, net	705	3,458
Gain on sale of property, plant and equipment	(51)	-
Deferred taxes	3,598	7,085
Stock-based compensation and other	6,754	5,147
Excess tax benefits from stock-based payment arrangements	(2,232)	(4,183)
Changes in operating assets and liabilities:
Accounts receivable	(11,907)	22,707
Inventories	6,221	(55,983)
Other current assets	2,060	10,825
Accounts payable and accrued expenses	6,465	2,410
Payroll and related expenses	(7,406)	(3,892)
Other long-term liabilities	5,301	2,236
Other operating activities	2,381	2,415
Net cash provided by operating activities of continuing operations	30,931	29,971

Cash flows from investing activities of continuing operations:
Capital expenditures	(10,136)	(17,276)
Purchases of investments	(1,465)	(19,695)
Sale of investments	1,407	565
Note receivable, discounted	1,351	-
Patent legal fees capitalized	(1,562)	(408)
Other investing activities	(140)	(128)
Net cash used in investing activities of continuing operations	(10,545)	(36,942)

Cash flows from financing activities of continuing operations:
Excess tax benefits from stock-based payment arrangements	2,232	4,183
Stock options exercised	5,654	5,819
Stock repurchase	-	(49,948)
Other financing activities	1,756	2,187
Net cash provided by (used in) financing activities of continuing operations	9,642	(37,759)

Net cash provided by (used in) continuing operations	30,028	(44,730)
Net cash provided by investing activities of discontinued operations	250	6,562
Resulting increase (decrease) in cash and cash equivalents	30,278	(38,168)

Cash and cash equivalents at end of period	$185,305	$218,614

Supplemental Information
Effect of exchange rates on cash and cash equivalents	$8,609	$4,651

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and notes thereto included in our 2006 Form 10-K.

Reclassification

Prior to the fourth quarter of 2006, we recognized certain amounts arising from Intellectual Property (“IP”) settlements as revenue and direct costs related to the settlements as cost of revenue. We have determined that these IP settlements should more appropriately be recorded as “Gain on intellectual property settlement” in operations rather than as revenue and cost of revenue and accordingly have reclassified $23.0 million previously recorded as IP settlement revenue and $6.5 million of IP settlement cost as a net gain on intellectual property settlement of $16.5 million within the Condensed Consolidated Statement of Operations for the nine months ended October 1, 2006.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit in shareholders’ investment. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the Condensed Consolidated Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007, and $0.3 million as of September 30, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the first quarter of 2007, and it had no effect on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008, and we are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements,” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective with respect to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying Condensed Consolidated Statement of Operations and recorded as a liability until remitted to the respective taxing authority.

2. Inventories

Inventories comprise the following (thousands of dollars):

	September 30, 2007	December 31, 2006

Raw materials	$61,796	$69,769
Work in process	1,882	450
Finished goods	49,128	48,808
Inventories	$112,806	$119,027

3. Notes Receivable

In connection with the sale of Cincinnati Lamb, we received a $12.5 million long-term note receivable bearing interest at an annual rate of LIBOR plus three percent (8.12% as of September 30, 2007) with interest payable quarterly. We have five remaining principal payments on the note that are due semiannually in April and October of $2.0 million, $2.0 million, $2.5 million, $2.0 million and $2.5 million. As of September 30, 2007, the estimated fair value of the note is $10.3 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus eight percent. Our Condensed Consolidated Balance Sheet as of September 30, 2007, classifies the current and long-term portions of the $10.3 million note receivable as other current assets and other assets.

As part of the sale of Landis Grinding Systems, we received a $10.0 million two-year note at an interest rate of five percent per annum guaranteed by the buyer’s parent company, due December 2007. As of September 30, 2007, the estimated fair value of the note is $9.9 million, based on the estimated cash flows from the note and a risk-adjusted discount rate equal to LIBOR plus 2.25% (7.15 % as of September 30, 2007). This note receivable is included in other current assets on our Condensed Consolidated Balance Sheet.

4. Debt

On September 27, 2007 we closed on a new unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at September 30, 2007, of $47.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility as of September 30, 2007. The first measurement date for our financial covenants is December 31, 2007. The Revolving Facility matures in October 2012.

The key terms of the Revolving Facility are as follows:

•
Loans will bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 0.60% to 1.00%, or (ii) the Bank’s prime rate, less the applicable margin, which ranges from 0.25% to 1.00%.  If an event of default occurs and is continuing, then the interest rate on all obligations under the Revolving Facility may be increased by 2.0% above the otherwise applicable rate, and the Bank may declare any outstanding obligations under the Revolving Facility to be immediately due and payable.

•
A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility will be required.  The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

•	Certain of our domestic subsidiaries will guaranty the Revolving Facility.

•
The Credit Agreement contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•	Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Credit Agreement.

As of September 30, 2007, we have $100.0 million of current ten-year senior unsecured debt outstanding, due in March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

We also had letter-of-credit reimbursement agreements totaling $4.5 million at September 30, 2007, compared to $7.4 million at December 31, 2006.

5. Discontinued Operations

We completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. There were no earnings or losses from discontinued operations for the quarter ended September 30, 2007. There was a net loss of $1.3 million from discontinued operations for the nine months ended September 30, 2007 as a result of the resolution of a purchase price arbitration.

The earnings from discontinued operations for the three months ended October 1, 2006, and the loss from discontinued operations for the nine months ended October 1, 2006, includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the estimated purchase price adjustment, net of tax benefits. Also included in the earnings from discontinued operations for the three months ended October 1, 2006, is a $1.4 million benefit related to our true up of the tax provision.

6. Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.8 million and $4.0 million for the three and nine months ended October 1, 2006, respectively, and was substantially completed by the end of 2006.

In November 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring includes headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring activities were substantially completed as of September 30, 2007 at approximately the amount we had accrued.

7. Operating Gains

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Condensed Consolidated Statement of Operations for the nine months ended October 1, 2006. There were no IP settlements for the three or nine months ended September 30, 2007.

Included as an offset against general and administrative expenses for the nine months ended September 30, 2007, is an insurance death benefit gain of approximately $1.5 million, which was recorded when cash was received. There was no insurance death benefit gain for the three months ended September 30, 2007.

8. Provision for Income Taxes

The tax expense for the three and nine months ended September 30, 2007, reflects an effective tax rate for continuing operations of 16.2% and 39.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2007, the tax provision was decreased to record benefits primarily resulting from certain changes in foreign and state tax law and for deferred taxes related to tax amortizable goodwill. Our expected effective tax rate for fiscal year 2007, excluding the impact of discrete items, is approximately 36%.

The tax provision for the three and nine months ended October 1, 2006, reflects an effective tax rate for continuing operations of 37.2% and 30.2%, respectively, compared to a U.S. statutory rate of 35%. The effective tax rate for the three months ended October 1, 2006, reflects the U.S. statutory rate and state income tax implications. The tax provision for the nine months ended October 1, 2006, was reduced by $2.1 million, primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Weighted average shares - basic	60,483,794	62,748,714	60,241,602	63,008,778
Dilutive effect of unvested restricted shares and stock options	840,780	1,312,122	857,730	1,418,883
Weighted average shares - diluted	61,324,574	64,060,836	61,099,332	64,427,661

Our employees and directors held options to purchase 863,331 and 768,898 shares of our common stock for the three and nine months ended September 30, 2007, and 599,901 and 426,484 shares for the three and nine months ended October 1, 2006, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

10. Equity

In the three months ended September 30, 2007, we granted 326,250 options to employees with a Black-Scholes value of $11.07 a share.  In the nine months ended September 30, 2007, we granted 950,200 options to employees with a Black-Scholes value of $9.87 a share. The Black-Scholes assumptions used for this calculation were as follows:

Fair value assumptions	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Expected life in years	4.80	4.87
Annualized volatility	38.15%	38.28%
Annual rate of quarterly dividends	0.00%	0.00%
Discount rate - bond equivalent yield	4.940%	4.740%

Our accumulated other comprehensive loss comprised the following (thousands of dollars):

	September 30, 2007	December 31, 2006

Currency translation adjustment, net	$8,259	$2,933
Unamortized benefit plan costs, net of tax benefit of $15,234 and $16,446, respectively	(28,128)	(30,543)
Unrealized gain on securities, net	70	49
Accumulated other comprehensive loss	$(19,799)	$(27,561)

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

The accounting policies of our two reportable segments are the same as those used to prepare our condensed consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

For the three and nine months ended September 30, 2007 and October 1, 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were $29.7 million and $70.7 million for the three and nine months ended September 30, 2007, respectively, compared with sales of $20.1 million and $69.8 million for the corresponding prior-year period.

As described in Note 1, certain amounts in our prior-year condensed consolidated financial statements related to IP settlements have been reclassified to conform to the current-year presentation. The effect of such reclassification on segment amounts for the nine months ended October 1, 2006, was to reduce product revenue by $23.0 million and reduce product gross profit by $16.5 million.

The following table sets forth our operations by reportable segment (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Product	$169.2	$157.0	$480.6	$515.7
Service	36.8	39.0	115.2	115.5
Total	$206.0	$196.0	$595.8	$631.2

Gross profit:
Product	$63.7	$58.1	$174.2	$199.9
Service	14.4	18.0	49.6	50.2
Total	$78.1	$76.1	$223.8	$250.1

The following table sets forth our revenues by product lines (millions of dollars):
	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Systems and solutions	$118.4	$105.6	$329.4	$357.3
Printer and media	50.8	51.4	151.2	158.4
Service	36.8	39.0	115.2	115.5
	$206.0	$196.0	$595.8	$631.2

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

	Nine Months Ended
	September 30, 2007	October 1, 2006

Beginning balance	$6,800	$5,542
Payments	(3,234)	(5,727)
Increase in liability (new warranties issued)	2,297	6,425
Ending balance	$5,863	$6,240

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of September 30, 2007, or December 31, 2006. We have not made any significant indemnification payments as a result of these clauses.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. Such claims and lawsuits may take the form of counter claims in lawsuits we bring to enforce our rights. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and postretirement periodic benefit cost (credit) for the three and nine months ended September 30, 2007, and October 1, 2006, are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006	2007	2006
Quarter Ended September 30, 2007, and October 1, 2006
Service cost	$453	$1,741	$-	$281	$-	$4
Interest cost	2,678	2,988	689	567	44	66
Expected return on plan assets	(2,610)	(2,508)	(894)	(777)	-	-
Amortization and deferrals:
Transition asset	-	-	(45)	(40)	-	-
Actuarial loss	941	1,241	110	115	-	27
Prior service cost	144	177	-	-	-	-
Curtailment loss (gain)	-	(2,146)	-	-	-	-
Net pension and postretirement periodic benefit cost (gain)	$1,606	$1,493	$(140)	$146	$44	$97

Nine Months Ended September 30, 2007, and October 1, 2006
Service cost	$1,358	$5,223	$-	$817	$-	$12
Interest cost	8,034	8,964	1,997	1,650	132	198
Expected return on plan assets	(7,832)	(7,524)	(2,592)	(2,260)	-	-
Amortization and deferrals:
Transition asset	-	-	(130)	(117)	-	-
Actuarial loss	2,825	3,721	317	335		82
Prior service cost	433	531	-	-	-	-
Curtailment loss (gain)	-	(2,146)	-	-	-	-
Special termination benefits	-	1,350	-	-	-	-
Net pension and postretirement periodic benefit cost (gain)	$4,818	$10,119	$(408)	$425	$132	$292

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

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2007, and October 1, 2006. Results of operations and percentage of revenues were as follows (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	Amounts	Amounts	Amounts	Amounts
Revenues	$206.0	$195.9	$595.8	$631.2
Costs and expenses:
Cost of revenues	127.9	119.8	372.0	381.1
Selling, general and administrative	73.6	70.5	211.9	226.8
Gain on intellectual property settlement	-	-	-	(16.5)
Restructuring charge	-	1.8	-	4.0
Total costs and expenses	201.5	192.1	583.9	595.4
Operating profit from continuing operations	4.5	3.8	11.9	35.8
Gain on sale of investments	-	-	-	2.3
Interest income, net	0.7	1.7	1.1	4.6
Earnings from continuing operations, before income tax	5.2	5.5	13.0	42.7
Provision for income tax	0.8	2.1	5.1	12.9
Earnings from continuing operations, net of tax	4.4	3.4	7.9	29.8
Gain (loss) from discontinued operations, net of tax	-	1.4	(1.3)	(0.7)
Net earnings	$4.4	$4.8	$6.6	$29.1

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	62.1%	61.2%	62.4%	60.4%
Selling, general and administrative	35.7%	36.0%	35.6%	35.9%
Gain on intellectual property settlement	-	-	-	-2.6%
Restructuring charge	-	0.9%	-	0.6%
Total costs and expenses	97.8%	98.1%	98.0%	94.3%
Operating profit from continuing operations	2.2%	1.9%	2.0%	5.7%
Gain on sale of investments	*	*	*	*
Interest income, net	*	*	*	*
Earnings from continuing operations, before income tax	2.5%	2.8%	2.2%	6.8%
Provision for income tax	*	*	*	*
Earnings from continuing operations, net of tax	2.1%	1.7%	1.3%	4.7%
Gain (loss) from discontinued operations, net of tax	*	*	*	*
Net earnings	2.1%	2.5%	1.1%	4.6%

* Calculation is not meaningful

Revenues

Revenues by category and geographic region and as a percentage of total revenues from continuing operations for the three and nine months ended September 30, 2007, and October 1, 2006, were as follows (millions of dollars):

	Three Months Ended
	September 30, 2007		October 1, 2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by category:
Product	$169.2	82.1%	$156.9	80.1%	$12.3	7.8%
Service	36.8	17.9%	39.0	19.9%	(2.2)	-5.6%
Total revenues	$206.0	100.0%	$195.9	100.0%	$10.1	5.2%

Revenues by geographic region:
North America	$100.8	48.9%	$113.2	57.8%	$(12.4)	-11.0%
Europe, Middle East and Africa
(EMEA)	74.2	36.0%	51.5	26.3%	22.7	44.1%
All others	31.0	15.1%	31.2	15.9%	(0.2)	-0.6%
Total revenues	$206.0	100.0%	$195.9	100.0%	$10.1	5.2%

Revenue increased $10.1 million for the three months ended September 30, 2007 compared to the prior year period, primarily from the $12.3 million increase in product revenue, offset by a $2.2 million decrease in service revenue. The increase in product revenue was attributable to a $14.8 million increase in systems and solution product sales and a $2.5 million decline in printer and media product sales. The reduction in North America is due primarily to a reduction in government product sales of $5.5 million and a decrease in Service revenue of $2.6 million maintenance and repair services. The higher product revenue is primarily a result of the increase in sales in the EMEA market, which was up 44.1% from the prior year quarter. The changes in foreign currency conversion rates favorably impacted EMEA by $4.0 million.

	Nine Months Ended
	September 30, 2007		October 1, 2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by category:
Product	$480.6	80.7%	$515.7	81.7%	$(35.1)	-6.8%
Service	115.2	19.3%	115.5	18.3%	(0.3)	-0.3%
Total revenues	$595.8	100.0%	$631.2	100.0%	$(35.4)	-5.6%

Revenues by geographic region:
North America	$299.8	50.4%	$378.4	60.0%	$(78.6)	-20.8%
Europe, Middle East and Africa
(EMEA)	205.8	34.5%	173.8	27.5%	32.0	18.4%
All others	90.2	15.1%	79.0	12.5%	11.2	14.2%
Total revenues	$595.8	100.0%	$631.2	100.0%	$(35.4)	-5.6%

Revenue for the nine months ended September 30, 2007, compared to the prior year period declined $35.4 million, or 5.6%, primarily due to a $35.1 million, or 6.8%, decline in product revenues. The decline in product revenues was due to a $26.0 million decline in systems and solution product sales and a $9.1 million decline in printer and media product sales. The lower product revenue is primarily a result of the decline in sales in the North America market, which was down 26.1% from the prior year. Our analysis of the causal factors for the decline suggests our introduction of several new products and the related transition to these products is the most significant factor. The marked difference in performance by regions was driven in part by the EMEA and All Other regions having earlier availability of our next generation mobile computer, the CN3, compared to the North American region.

Service revenue for the nine months ended September 30, 2007, decreased $0.3 million or 0.3%, and was comparable to the prior year period.

Gross Profit

Gross profit and gross margin by revenue category for the three and nine months ended September 30, 2007, and October 1, 2006, were as follows (millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$63.7	37.6%	$58.1	37.0%	$174.2	36.2%	$199.9	38.8%
Service	14.4	39.1%	18.0	46.1%	49.6	43.0%	50.2	43.4%
Total gross profit
and gross margin	$78.1	37.9%	$76.1	38.8%	$223.8	37.6%	$250.1	39.6%

The total gross profit was $78.1 million and $223.8 million for the three and nine months ended September 30, 2007, respectively, compared with gross profit of $76.1 million and $250.1 million for the corresponding prior-year period. The decrease for the nine months ended September 30, 2007, compared to the corresponding prior-year period is attributable to the lower product revenue and a decrease in product gross margin percentage. The product gross margin of 36.2% for the nine months ended September 30, 2007, is a 2.6 percentage point decrease compared to the prior year period. The reduction in product gross margin is primarily due to lower unit volume, lower average selling prices and lower absorption on lower volumes. Product gross margin of 37.6% for the third quarter of 2007 reflects a 0.6 percentage point improvement from the same quarter of 2006.

Service gross profit decreased $3.6 million and $0.6 million for the three and nine months ended September 30, 2007, respectively, as a result of a slight decline in revenue and a decrease in gross margin.

Selling, General and Administrative

The total selling, general and administrative (“SG&A”) expenses were $73.6 million and $211.9 million for the three and nine months ended September 30, 2007, respectively, compared with SG&A expenses of $70.5 million and $226.8 million for the corresponding prior-year period. The three months ended September 30, 2007 included management transition costs of $3.1 million, while the three months ended October 1, 2006, included a curtailment gain which reduced SG&A expenses by $2.1 million.

Gain on Intellectual Property Settlement

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. We recorded a gain on intellectual property settlement of $16.5 million, which is net of $6.5 million of intellectual property settlement cost, within our Condensed Consolidated Statement of Operations for the nine months ended October 1, 2006. There were no IP settlements for the three or nine months ended September 30, 2007.

Restructuring Charge

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies, benefit from reduced cost, and realign resources to increase new product development capacity. This restructuring resulted in charges of $1.8 million and $4.0 million for the three and nine months ended October 1, 2006, respectively, and was substantially complete by the end of 2006.

Interest, Net

Net interest income was $0.7 million and $1.1 million for the three and nine months ended September 30, 2007, compared to net interest income of $1.7 million and $4.6 million for the corresponding prior-year period. The decrease in net interest income reflects the reduction in average cash and cash equivalent balances.

Provision for Income Taxes

The tax expense for the three and nine months ended September 30, 2007, reflects an effective tax rate for continuing operations of 16.2% and 39.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2007, the tax provision was decreased to record benefits primarily resulting from certain changes in foreign and state tax law and for deferred taxes related to tax amortizable goodwill. Our expected effective tax rate for fiscal year 2007, excluding the impact of discrete items, is approximately 36%.

The tax provision for the three and nine months ended October 1, 2006, reflects an effective tax rate for continuing operations of 37.2% and 30.2%, respectively, compared to a U.S. statutory rate of 35%. The effective tax rate for the three months ended October 1, 2006, reflects the U.S. statutory rate and state income tax implications. The tax provision for the nine months ended October 1, 2006, was reduced by $2.1 million, primarily due to the favorable conclusion of a Canadian tax audit during the first quarter of 2006.

Loss from Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2007, reflects the outcome of an arbitration settlement related to the sale of Cincinnati Lamb. The earnings from discontinued operations for the three months ended and the loss from discontinued operations for the nine months ended October 1, 2006, include period expenses related to finalizing the sale of Landis Grinding Systems and changes to the closing balance sheets and estimated purchase price adjustments, net of tax benefits. Also included in the earnings from discontinued operations for the three months ended October 1, 2006, is a $1.4 million benefit related to our true up of the tax provision.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of September 30, 2007, totaled $214.3 million, compared to $184.5 million as of December 31, 2006. Operating activities of continuing operations for the first nine months of 2007 provided $30.9 million of cash flow, primarily through net earnings from operations of $7.9 million, noncash expenses of $20.0 million and prepaid license fees of $8.0 million. Investing activities of continuing operations for the first nine months of 2007, used $10.5 million related primarily to $10.1 million of capital expenditures. Financing activities of continuing operations provided $9.6 million, primarily due to $5.7 million of proceeds from stock option exercises and other related stock awards during the nine months ended September 30, 2007.

On September 27, 2007 we closed on a new unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. In connection with entering into the Revolving Facility, we terminated a previous secured credit arrangement with other parties, as reported in our Current Report on Form 8-K dated September 27, 2007. Net of outstanding letters of credit and limitations on availability with the same bank, we had borrowing capacity on September 30, 2007, of $47.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility as of September 30, 2007. The first measurement date for our financial covenants is December 31, 2007. The Revolving Facility matures in October 2012.
The key terms of the Revolving Facility are as follows:

•
Loans will bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 0.60% to 1.00%, or (ii) the Bank’s prime rate, less the applicable margin, which ranges from 0.25% to 1.00%.  If an event of default occurs and is continuing, then the interest rate on all obligations under the Revolving Facility may be increased by 2.0% above the otherwise applicable rate, and the Bank may declare any outstanding obligations under the Revolving Facility to be immediately due and payable.

•
A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility will be required.  The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

•	Certain of our domestic subsidiaries will guaranty the Revolving Facility.

•
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•	Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility.

As of September 30, 2007, we had $100.0 million of current ten-year senior unsecured debt outstanding, due March 2008. Interest payments at 7.0% are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rate is 7.175%.

We believe that cash and cash equivalents on hand, combined with projected cash flow from operations and available borrowings under our Revolving Facility will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, senior debt maturity and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of September 30, 2007, have not changed materially from those disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, other than the uncertain tax positions totaling $21.5 million.

As of September 30, 2007, we have classified $1.6 million of unrecognized tax benefits, including interest and penalties, as a current liability.  The remainder of our unrecognized tax benefits are classified as noncurrent liabilities. At this time, the settlement period for the noncurrent portion of our unrecognized tax benefits cannot be determined; however, it is not expected to be due within the next twelve months.

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

Upon adoption of FIN 48, as of January 1, 2007, we recognized a charge of approximately $6.9 million to accumulated deficit in shareholders’ investment. As of January 1, 2007, we had $21.3 million of unrecognized tax benefits, and if recognized, these amounts would be recorded as a component of income tax benefit. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Condensed Consolidated Statement of Operations and accrued interest and penalties were $0.2 million as of January 1, 2007, and $0.3 million as of September 30, 2007.

In May 2007, the FASB issued Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits.  We adopted this Staff Position during the first quarter of 2007, and it had no effect on our Condensed Consolidated Financial Statements.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective with respect to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of products and services to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying Condensed Consolidated Statement of Operations and recorded as a liability until remitted to the respective taxing authority.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily from our short-term and long-term borrowings and to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of September 30, 2007, we held short-term contracts for the purpose of hedging foreign currency cash flows with a total amount of $119.8 million.

Except as noted in the preceding paragraph, as of September 30, 2007, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. Such claims and lawsuits may take the form of counter claims in lawsuits we bring to enforce our rights. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the factors discussed in Part III, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, which could materially affect our business, financial condition or operating results. The risks described in these periodic reports and in this Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Business combinations, private equity transactions and similar events have altered the structure of the AIDC industry and could intensify competition within the industry”  is restated in its entirety as follows.

Business combinations, private equity transactions and similar events are altering the structure of the AIDC industry and could intensify competition within the industry. Motorola’s acquisition of Symbol Technologies, Inc., Metrologic Instruments’ private equity transaction, Honeywell’s proposed acquisition of Hand Held Products, Inc., Zebra Technologies’ acquisition of WhereNet and its proposed acquisitions of Navis Holdings LLC and Proveo AG and similar events have altered the structure of the automated identification and data capture (“AIDC”) industry and may spawn more transactions and additional structural changes. Separately or together, any of these events could intensify competition within the AIDC industry by expanding the presence in our industry of firms that have not traditionally participated extensively in this line of business, and by enhancing the business and financial resources of some firms in our industry. There is no assurance that any of the strategies we employ to react to the structural changes in our industry will be successful. If our strategies fail, that could have material adverse impacts to our revenues, revenue growth and results of operations.

The risk factor included in the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007 under the caption “Export controls, import controls, security measures, and operating conditions in U.S. and foreign markets could adversely affect our revenues, gross profit margins and results of operations” is restated in its entirety as follows.

Export controls, import controls, security measures, and operating conditions in U.S. and foreign markets could adversely affect our revenues, gross profit margins and results of operations.  Intermec is a global business. U.S. and foreign government restrictions on the export or import of technology could prevent us from selling some or all of our products in one or more countries. Our sales could also be materially and adversely affected by burdensome laws, regulations, security requirements, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability could reduce demand for our products or impair or eliminate our ability to sell or deliver those products to customers in those countries or put our assets at risk. There is no assurance that we will be able to continue or expand sales of our products in any market, and disruptions of our sales could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

ITEM 6. EXHIBITS

10.1	Cash Retention Agreement with Steven J. Winter, effective as of March 30, 2007
10.2	Separation Agreement with Steven J. Winter, effective as of October 9, 2007
10.3	Amended and Restated Restricted Stock Unit Agreement with Lanny H. Michael, effective as of March 30, 2007
10.4	Amended and Restated Restricted Stock Unit Agreement with Janis L. Harwell, effective as of March 30, 2007
10.5	Restricted Stock Unit Agreement with Janis L. Harwell, effective as of March 30, 2007
10.6	Wells Fargo Credit Agreement, dated as of September 27, 2007
10.7	Wells Fargo Revolving Line of Credit Note, dated as of September 27, 2007
10.8	Intermec IP Corporation Continuing Guaranty, dated as of September 27, 2007
10.9	Intermec Technologies Corporation Continuing Guaranty, dated as of September 27, 2007
10.10	Intermec Technologies Manufacturing, LLC Continuing Guaranty, dated as of September 27, 2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2007
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2007
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2007
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

By	/s/ Lanny H. Michael

Lanny H. Michael
Chief Financial Officer

November 5, 2007