Form 10-K
period 2007-12-31
Intermec, Inc.
filed 2008-03-03
CIK 1044590

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

b
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange
Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company Filer ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 1, 2007, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing sale price as reported on the New York Stock Exchange.

On February 21, 2008, there were 60,934,808 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference
Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 23, 2008.

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

ITEM 1.	BUSINESS

General

Intermec, Inc., formerly UNOVA, Inc. (“Intermec”, “us”, “we”, “our”), became an independent public company when our common stock was distributed to the shareholders of Western Atlas Inc., our former parent company, on October 31, 1997. Intermec is a Delaware corporation and our headquarters are in Everett, Washington. Our major offices and manufacturing facilities are in the states of Washington, Iowa, North Carolina and Ohio and internationally in the United Kingdom, the Netherlands, France, Canada, Mexico, Brazil and Singapore.

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

Continuing Operations

We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products. These products include radio frequency identification (“RFID”) products, mobile computing products, bar code scanners, wired and wireless bar code printers and label media products. Our products are sold to customers within and outside of the United States in industries that include industrial goods, transportation and logistics, consumer goods and retail and in applications such as warehouse operations, enterprise asset management, in-transit visibility and direct store delivery. Our products are used by customers to improve the productivity, quality and responsiveness of their business operations including supply chain management, enterprise resource planning, asset tracking and field sales and service.

We have the following primary revenue sources:

●
revenue from the design, development, manufacture, sale and resale of wired and wireless AIDC products, mobile computing products, bar code scanners, wired and wireless bar code printers, label media and RFID products and license fees and royalty revenue from licenses of our intellectual property (IP) portfolio and

●	revenue from customer support, product maintenance and other services related to our products and systemsdescribed above.

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

Products and Services

We sell wired and wireless AIDC products, including RFID products, mobile computing products, bar code scanners, wired and wireless barcode printers, label media and related services. These products and services allow customers to identify, track and manage their assets and other resources and improve the efficiency and effectiveness of their business operations.

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

We have developed a client framework that resides on our products allowing enhanced control by third-party device management software that can interoperate with a customer’s existing system management software. This allows centralized management and control of remote devices such as mobile computers. Our mobile computing portfolio also includes AIDC devices, specialized peripherals and printer products.

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

Bar Code Scanners

Our bar code scanning products include fixed, mobile and vehicle-mounted laser scanners and linear and area imagers. These products are able to collect and decode bar codes and to transmit the resulting data to standard enterprise resource planning ("ERP") systems, warehouse management systems ("WMS"), order fulfillment, transportation, logistics systems and other business intelligence applications.

ITEM 1.	BUSINESS (Continued)

Printer and Label Media Products

We sell wired and wireless barcode and RFID printers ranging from relatively low-cost, light-duty models to higher-cost, heavy-duty, industrial models. Our specialty printers provide custom capabilities, including color printing, a global language enabler and high resolution (400 DPI) printing that ensures sharp fonts and precise graphics even on small labels such as those used by the electronics industry. Our media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. We also design and manufacture specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

Radio Frequency Identification (RFID) Products

RFID facilitates wireless communication of product information that exceeds the information available from a barcode. This communication occurs between a RFID reader and RFID tags comprising a computer chip and antenna encased in a protective covering. RFID tags are programmed by users to contain identification, serial numbers, history and other product data. Certain RFID tags contain read/write memory to allow updates and tag reuse. Unlike laser-scanned bar codes, RFID tags do not require “line of sight” to be read. Customers are increasingly using RFID technology to track pallets, cartons, containers and individual items through their supply chains and for enterprise asset management.

Our RFID product line is focused on passive UHF technology and consists of RFID tags, readers, software and related equipment sold under the Intermec trade name. Our RFID products comply with the EPCglobal Generation 2 UHF standard (the “Gen 2 Standard”) and with other EPCglobal and International Standards Organization (“ISO”) standards being adopted by customers worldwide.

We have approximately 149 RFID patents and more than 20 companies have taken royalty-bearing licenses under those patents, including but not limited to Cisco, Motorola, Inc., Texas Instruments, Avery Dennison, Honeywell Corporation and Zebra Technologies, Inc.

ITEM 1.	BUSINESS (Continued)

Services

With our large variety of customer support services, professional services and installation services, we help customers design, implement and deploy AIDC systems in their businesses. Our project management teams create strategic plans that identify the customer’s operational goals and AIDC solutions that will accomplish our customers’ business objectives. Our project management teams further define the functional requirements for implementing AIDC products and systems in the customer’s business environment.

Our project management teams prepare an implementation plan, evaluate ADIC products and integrate new AIDC products into the customer’s existing system. Because we have relationships with many vendors that provide complementary AIDC products, systems and services, we offer customers a “one-stop shopping” service experience and comprehensive AIDC solutions.

We provide technical support and repair services through a global network of service and technical support. Through our global education services unit, we also provide AIDC training services, including the design and delivery of training programs for our customers’ employees.

ITEM 1.	BUSINESS (Continued)

Business Strategy

The key elements of our strategy are to target high growth opportunities in selected industry and application markets; focus on developing and selling differentiated new products; emphasize channel fulfillment; concentrate on global market expansion opportunities; and, continue our supply chain transformation.

We are focused on private and public sector customers in the following vertical markets:

●
Industrial Goods. This vertical market includes firms primarily involved in business-to-business commerce. They supply raw materials, components and assemblies to consumer goods manufacturers and service providers (e.g., aerospace, chemical, oil and gas, and electronics). This vertical also includes firms that produce large, durable goods for businesses and consumers (e.g., automobiles, computers and household appliances).

●
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

●	Consumer Goods. This vertical market includes firms that make products for retailers and those that sell directly to thegeneral public. Segments within the vertical include food, beverage, consumer packaged goods, footwear/apparel,health/beauty, health/pharmacy, housewares/appliances, electronics, recreation, and media/publishing companies.

●	Retail. This is a large, competitive and mature vertical market. Customers in this vertical include global Tier 1 companies with $3 billion or more in sales. Segments within the vertical range from grocery, pharmaceutical and specialty outlets to department stores and warehouse-style mega-stores.

ITEM 1.	BUSINESS (Continued)

We are focused on the following applications:

●
Warehouse operations. In many warehouses, wireless networks and handheld and mobile devices are used to transmit data regarding the movement, location, quantity and attributes of inventory in the warehouse to central host computers. This gives customers greater visibility to their business operations, helps them to avoid inventory shortages and allows them to provide more accurate shipping and delivery information to their customers. As competition places more pressure on companies for faster operational performance, they typically upgrade their supply chain technologies to improve working capital efficiency, delivery speed, in-stock availability and order accuracy.

●
Enterprise Asset Management. Most firms have a certain percentage of staff responsible for the on-going maintenance of property, plant/store and equipment.  In addition, other personnel are involved in intermittent “break-fix” field service repair operations.  Both of these employee groups are increasingly being equipped with automation technology to aid and monitor their functions and to track the assets they use to do the work (such as repair parts, maintenance supplies, repair tools and test equipment).  Intermec and our Value Added Resellers supply the equipment and software solutions to schedule, assist and monitor these processes, including mobile computers, bar code scanners, RFID tags and readers, and label printing solutions.

●
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

●	Direct store delivery ("DSD"). DSD is the delivery of consumer good products from a supplier/distributor directly to a retailstore, bypassing a retailer’s warehouse. DSD activities typically include in-store inventory management, store-levelauthorized item management, store-level ordering/forecasting, product pricing, promotion, invoicing, the physical delivery and return of merchandise, the electronic exchange of delivery data with a retail store (DEX/UCS) and shelf merchandising.

ITEM 1.	BUSINESS (Continued)

Markets and Customers

Because AIDC solutions can be used by a company of any size, the AIDC market is large. Market growth is driven by the need for technologies and solutions that improve quality, productivity and cost. We cover the market through a combination of a globally coordinated dedicated sales and service organization, two-tier distributors, resellers and independent hardware, software and service vendors.

Our direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East and Africa and in selected Asia Pacific countries, including China and Australia. Our indirect sales channel is also global and includes preferred and non-exclusive relationships with value-added distributors and resellers. We have a field-based business development function, which identifies new market opportunities and supports the sales effort in those new areas.

International sales opportunities exist in countries where communications infrastructure, mobile computing practices and other systems and applications are similar to those in the U.S or that are in the process of creating such infrastructure. The extent of wireless systems opportunities in any particular country is based on the level of industrialization, the condition of communication infrastructure, the level of computerization, the status of bar code implementation, and the regulatory environment for wireless communication technologies.

ITEM 1.	BUSINESS (Continued)

Our customer base consists of private and public entities of many sizes. In 2007 and 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were $108.7 million and $99.8 million for the years ended December 31, 2007 and 2006, respectively. No single customer accounted for more than 10% of our revenues in 2005.

Competition

The market for AIDC products is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by revenues. Motorola, Inc. and its wholly-owned subsidiary, Symbol Technologies, Inc., are major competitors, supplying a range of barcode, RFID and mobile computing products and services. We also face strong competition in individual AIDC product lines from suppliers such as Zebra Technologies Corporation, which supplies barcode and RFID printers, and Hand Held Products, recently acquired by Honeywell Corporation, which supplies barcode imagers. In the label media area, we face competition from a large number of large and small media producers, including, among many others, Avery Denison and Brady.

We compete primarily on the basis of our technology and expertise in our target vertical markets, but our support services, product functionality, performance, ruggedness and overall product quality, are also important elements of our competitive offerings.

Research and Development

Research and development expenditures related to our continuing operations amounted to $65.6 million, $72.4 million and $66.5 million, all of which we sponsored in the years ended December 31, 2007, 2006 and 2005, respectively.

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining IP protection within and outside of the United States. We have obtained approximately 595 patents and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. The combination of our IP and our licenses to use third-party IP has been of value in the growth of our business and is expected to be of value in the future. However, we do not believe that our business depends on any single patent, trademark, copyright, trade secret or on any single IP license agreement. We do not believe that our business would be materially affected by the expiration or termination of any particular intellectual property rights.

ITEM 1.	BUSINESS (Continued)

We believe that the duration of our patents is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development in the AIDC industry, our products may become obsolete before the patents related to them expire, and sometimes become obsolete before the patents related to them are even granted. As we expand our product offerings, we try to obtain patents related to such offerings and, when appropriate, seek licenses to use inventions patented by third parties.

To distinguish our products and services from those of our competitors, we have obtained certain trademarks and trade names, and as we expand our product and service offerings, we try to obtain trademarks and trade names to cover those new offerings. We protect certain details of our processes, products and strategies as trade secrets by restricting access to that information. We have ongoing programs designed to maintain the confidentiality of such information.

From time to time, we license our IP to generate revenue or to facilitate our effort to market and sell our products and services. While such licenses have been of value in the growth of our business in the past and are expected to be of value in the future, we do not believe that our business is dependent upon any single IP license and would not be materially affected by the expiration or termination thereof.

We try to protect our investment in technology, generate revenue and secure competitive advantage by enforcing our IP rights. The nature, timing and geographic location of these efforts depends, in part, on the types of legal protection given to different types of IP rights in various countries.

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page 88 of this Form 10-K for quarterly revenues and expenses.

Sales backlog from our continuing operations was $71.1 million, $42.9 million and $64.3 million at December 31, 2007, 2006 and 2005, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant measure for indicating future sales.

Employees

At December 31, 2007, we had 2,308 full-time employees, of which 2,299 were engaged in our wholly-owned subsidiary, Intermec Technologies Corporation, and 9 were engaged in our holding company, Intermec, Inc. Approximately 70% of our full-time employees are in the United States, approximately 18% are in Europe, the Middle East and Africa (“EMEA”), and the remaining are employed throughout the rest of the world, including the Asia Pacific region, South America, Canada and Mexico.

ITEM 1.	BUSINESS (Continued)

EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 22, 2008, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years

Patrick J. Byrne	47
Chief Executive Officer and President, and member of the Board of Directors since July 2007. Prior to joining Intermec, Mr. Byrne served as a Senior Vice President of Agilent Technologies Inc., a bio-analytical and electronic measurement company, and President of its Electronic Measurement Group from February 2005 to March 2007. Prior to assuming that position, Mr. Byrne served as Vice President and General Manager for Agilent’s Electronic Products and Solutions Group's Wireless Business Unit from September 2001 to February 2005.  He served as Vice President for Agilent’s Electronic Products and Solutions Group's Product Generation Units from 1999 to 2001.

Lanny H. Michael	56
Senior Vice President and Chief Financial Officer since joining Intermec in September 2006. Prior to joining Intermec, Mr. Michael was a business consultant and advisor serving private companies from 2004 to 2006, including short-term roles as interim chief operating officer of a retail chain store and chief financial officer of a logistics company and a startup airline. Prior thereto, Mr. Michael was employed by Airborne, Inc. from 1981 to 2004, including as Executive Vice President and Chief Financial Officer from 2000-2004 .

Janis L. Harwell	53
Senior Vice President and General Counsel since September 2004 and Corporate Secretary since January 2006. Prior to joining Intermec, Ms. Harwell was Vice President, General Counsel and Secretary of Renessen LLC, an agricultural biotechnology joint venture formed by Cargill, Inc. and Monsanto Company, from January 1999 to August 2004.

Fredric B. Anderson	40
Vice President, Corporate Controller, since September 2005. Acting Chief Financial Officer September 2005 to September 2006. Prior thereto, Mr. Anderson was Director of Accounting and Financial Reporting, and Chief Accounting Officer, from July 2002 to September 2005. Prior to joining Intermec in 2002, Mr. Anderson was employed by Ernst & Young LLP from 1990 to 2002, including as Senior Manager from 1998 to 2002.

Kenneth L. Cohen	64
Vice President and Treasurer since January 2004. Mr. Cohen was also Vice President, Taxes, from July 2000 to July 2007. Prior thereto, Mr. Cohen was Staff Vice President, Taxes, from October 1997. Mr. Cohen has been employed by the Company or its predecessors since 1989.

Dennis Faerber	55
Senior Vice President, Global Supply Chain Operations of Intermec Technologies Corporation since February 2008. Prior to joining Intermec, Mr. Faerber was employed by Applied Materials, Inc. from January 2007 through January 2008 as Corporate Vice President (Global Supply Chains) and by KLA-Tencor Corporation from March 2004 through January 2007 as Group Vice President and Chief Quality Officer.  Prior thereto, Mr. Faerber was employed by Advanced Energy Industries, Inc. from February 2003 through January 2004 as Chief Operating Officer.

Michael A. Wills	44
Senior Vice President, Global Sales and Services of Intermec Technologies Corporation, since January 2007 for Global Sales (including RFID), and since December 2007 for Global Services.  Mr. Wills previously served as our Vice President & General Manager, Global Services & RFID from September 2004 to December 2006. Prior thereto, Mr. Wills was Vice President & General Manager, Printers and Media, from April 2003 to September 2004.

ITEM 1.	BUSINESS (Continued)

Environmental and Regulatory Matters

In January 2003, the European Parliament and Council adopted Directive 2002/95/EC on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive went into effect on July 1, 2006, and prohibits firms from putting on the European Union ("EU") market new electrical and electronic equipment that contains more than permitted levels of lead, cadmium, hexavalent chromium, polybrominated biphenyl ("PBB") and polybrominated diphenyl ether ("PBDE"). The RoHS Directive does not apply to units of equipment already placed on the EU market prior to July 1, 2006. In addition, the RoHS Directive contains exemptions for (a) certain types of equipment; (b) reuse of equipment placed on the EU market prior to July 1, 2006; and (c) spare parts for the repair of equipment placed on the EU market prior to July 1, 2006.

The State of California also has adopted restrictions on the use of certain materials in electronic products that are intended to harmonize with the RoHS Directive. Those restrictions went into effect in 2007. Other U.S. states are considering similar legislation or in the process of implementing enacted legislation. Similarly, China has promulgated environmental regulations covering the same substances as the RoHS Directive. China’s regulations became effective on March 1, 2007 and imposed various marking and substance content disclosures (above defined thresholds) of electronic products imported into China.  We have implemented a program to comply with these requirements.   China has not yet defined the list of specific  products for which the substance content will be restricted or the effective date of any imposed  restrictions.  It is unclear whether China’s use restrictions will be consistent with the use restrictions set forth in the RoHS Directive. Other countries outside of the EU and China are in various stages of establishing RoHS requirements and may adopt RoHS-type regulations in the future.

In addition, the State of California adopted restrictions on the energy efficiency of external alternating current power supplies used with many of the products we manufacture and sell.  In 2007, we spent $0.2 million for our product and system re-certification to US requirements due to migration to newer, more efficient power supplies.  Additional certification costs may be incurred in 2008 and beyond as similar requirements are adopted in other countries in which we sell or intend to sell.

We have redesigned some of our current products to bring them into compliance with the RoHS Directive and similar regulations in other jurisdictions. In other cases, we are replacing non-compliant products with new products that comply with these regulations. During 2007, we spent $1.2 million, primarily related to redesigning products, to comply with these regulations. We expect to incur additional costs in the future for compliance with the RoHS Directive and similar regulations in other jurisdictions. The amount and timing of such expenditures are uncertain due to uncertainties about the effective date and final content of RoHS-type regulations in various jurisdictions and the possibility that RoHS-type regulations in one jurisdiction will not be consistent with RoHS-type regulations in other jurisdictions.

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

●
Macroeconomic conditions beyond our control could lead to decreases in demand for our products or deterioration in the quality of our accounts receivable. Domestic and international political and economic conditions are uncertain due to a variety of factors, including

●	global conflict;
●	the risk of terrorism and war in a given country or region;
●	public health issues;
●	economic downturns;
●	volatility in stock and credit markets; and
●	rising energy costs.

A deterioration of political or economic conditions in a given country or region could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans.  In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country or region could reduce or eliminate our ability to collect on accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

●
Business combinations, private equity transactions and similar events are altering the structure of the AIDC industry and could intensify competition. Large, well-financed companies and private equity groups have been acquiring companies in the automatic identification and data capture (“AIDC”) industry.  As examples, Motorola acquired Symbol Technologies, Inc.; a private equity group led by Francisco Partners acquired Metrologic Instruments; Honeywell acquired Hand Held Products, Inc.; and Zebra Technologies acquired WhereNet, Navis Holdings LLC and Proveo AG.  These acquisitions and other similar events have altered the structure of the AIDC industry and may spawn more transactions and additional structural changes.  These events could intensify competition within the AIDC industry by expanding the presence of companies that have greater business and financial resources than the competitors that they acquired and by increasing the market share of some companies in our industry.  Such increased competition could have material adverse impacts to our revenues, revenue growth and results of operations.  There is no assurance that any of the strategies we employ to react to the structural changes and related increased competition in our industry will be successful.

●
Some of our competitors are substantially larger or more profitable than we are, which may give them a competitive advantage. We operate in a highly competitive industry.  Due to acquisitions and the consolidation of the AIDC industry, competition is likely to intensify.  Some of our competitors have substantially more revenue or profit than we do. The scale advantage of these companies may allow them to invest more in research and development (“R&D”), sales and marketing, and customer support than we can. The scale advantage may also allow them to acquire or make complementary products that alone or in combination with other AIDC products could afford them a competitive advantage. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to emerging technology developments, market trends or price declines than we can. Those competitors may also be able to precipitate such market changes by introducing new technologies, reducing their prices or otherwise changing their activities. There is no assurance that our strategies to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our earnings may be materially and adversely affected.

ITEM 1A.	RISK FACTORS (Continued)

●
We face risks as a global company that could adversely affect our revenues, gross profit margins and results of operations. Due to the global nature of our business, we face risks that companies operating in a single country or region do not have.  U.S. and foreign government restrictions on the export or import of technology could prevent us from selling some or all of our products in one or more countries. Our sales could also be materially and adversely affected by burdensome laws, regulations, security requirements, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability in a particular country or region could reduce demand for our products or impair or eliminate our ability to sell or deliver those products to customers in those countries or put our assets at risk.  Any of the foregoing factors could adversely affect our ability continue or expand sales of our products in any market, and disruptions of our sales could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

A significant percentage of our products and components for those products are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S.  From time to time, we contract with companies outside of the U.S. to perform one or more of these activities, or portions of these activities. For operational, legal or other reasons, we may have to change the mix of domestic and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability and potentially weaker foreign intellectual property protections may disrupt or require changes in our international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex and can be expensive. There is no assurance that we will be able to accomplish these tasks in an efficient or cost-effective manner, if at all. If we encounter difficulties in making such transitions, our revenues, gross profit margins and results of operations could be materially and adversely affected.

●
Our business may be adversely affected if we do not continue to improve our business processes and systems and attract and retain skilled managers and employees. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in efficient and cost effective ways. To achieve our objectives, we need to continue to improve our business processes and our financial, information technology and enterprise resource planning systems.  From time-to-time we may have to restructure our business to react to changing technology, products and markets. Successful completion of these projects will require skillful managers and a skilled workforce.    Competition for skilled employees is high in our industry, and we must remain competitive in terms of compensation and other employee benefits to retain key employees.  If we are unsuccessful in hiring and retaining skilled managers and employees we will be unable to maintain and expand our business.

●
Our use of third-party suppliers and distributors could have a material adverse effect on our business.  We use third party suppliers to produce some of our products or to provide components of our products.  We may be impacted by the quality control of these third party suppliers or by their ability to meet our delivery deadlines.  Products or components may be available only from a single source or limited sources, and we may be unable to find alternative sources of supply on a timely basis.  In addition to offering our products directly, we also offer our products through third party distributors and may be impacted by changes affecting these distributors, including their ability to bring our products to market at the right times and in the right locations. A disruption in third party suppliers or third party distribution channels could have a material adverse effect on our operations and results.

●
Our industry is characterized by rapid technological change, and our success depends upon the timely introduction of new products and our ability to mitigate the risk of product obsolescence. Customer requirements for AIDC products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish Intermec from our competitors, we must frequently introduce new products and enhancements of existing products through potentially significant investments in R&D.  We may not have adequate resources to invest in R&D that will keep pace with technological changes in our industry, and any such investments may not result in competitive products.  Furthermore, we may be unable to timely launch new products before our competition launches comparable products.  Any of these factors could cause our business to suffer.

Rapid technological change, whether through our or our competitors’ introduction of new products or technologies, could also render our products obsolete and result in substantial excess inventories. In such event, we might have to sell all or a portion of the excess or obsolete inventory at a substantial discount to the planned resale price or the cost of making or acquiring that inventory and write off the difference. If our response to technological changes and our ability to introduce new products and product enhancements is not effective, and we do not mitigate the risk of product obsolescence, our financial results could be materially and adversely affected.

ITEM 1A.	RISK FACTORS (Continued)

●
Growth of and changes in our revenues and profits depend on our customer mix and sales mix.  Fluctuations in our customer mix or our sales mix could result in volatility in our revenues, gross margins and profits.  Sales to large enterprises tend to have lower product prices and gross margins than sales to medium and small businesses.  The gross margins of the products and services we sell vary.  Therefore, growth in our revenues and profits will depend on a favorable mix of customers for our products and services and on a favorable mix of the products and services we sell.  If we fail to execute a sales strategy that will result in a favorable customer mix or a favorable sales mix of product and services, our gross margins and profitability may decline, even though our revenues may increase.  Furthermore, changes in our customer mix or our sales mix of product and services from quarter-to-quarter and year-to-year may cause our revenues, gross margins and profit margins to be volatile and difficult to predict.

●
Growth in our revenues and profits depends, in part, on development of the RFID market.  There is uncertainty about the volume and the timing of demand for RFID products in the vertical markets and applications that we target.  Potential RFID customers typically use pilot programs, qualification processes and certification processes to determine whether to acquire an RFID system and which vendor’s products and systems to buy.  We cannot predict how fast the RFID market will grow or how large it will become.  If it grows into a significant market, we may be unable to penetrate that market successfully.  Failure of the RFID market to grow significantly or our failure to penetrate that market successfully could adversely affect our revenue growth and profitability.

●
Our failure to enhance and further develop our patent portfolio or to successfully protect our intellectual property rights and defend against infringement claims could adversely affect the growth of our business and our results of operations.  One element of our strategy to compete in our industry is to expand our AIDC patent portfolio to differentiate our products from those of our competitors and to generate royalty income.  The development and maintenance of a patent portfolio are complex and costly activities with uncertain outcomes. Our ability to obtain patent protection domestically or internationally for our inventions can be adversely affected by changes in patent laws, treaties, and regulations and by judicial and administrative interpretations of those laws treaties and regulations. There is no assurance that we will be able to obtain valuable AIDC patents in the jurisdictions where we and our competitors operate or that we will be able to use or license those patents to differentiate our products in the marketplace or to generate meaningful royalty revenue.

To protect our patent portfolio, we may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in patent lawsuits could also reduce our royalty revenues.  In some periods, patent litigation recoveries and expenses could result in large fluctuations from prior periods, increasing the volatility of our financial results and possibly impacting our earnings per share.

Since our business strategy includes global expansion, we are operating in developing countries (e.g., China) where the institutional structures for creating and enforcing intellectual property rights are very new and where government agencies, courts and market participants have little experience with intellectual property rights. There is no assurance that we will be able to protect our technology in such countries because we may not be able to obtain or enforce patents or other intellectual property rights in those jurisdictions and alternative methods of protecting our technology may not be effective. Our inability to prevent competitors in these developing markets from misappropriating our technology could materially and adversely affect our sales, revenues and results of operations.

Our competitors, potential competitors and companies that purchase and enforce patents may have patents covering AIDC products and services similar to those we market and sell. These firms may try to use their patents to prevent us from selling some of our AIDC products, to collect royalties from us with respect to sales of products they claim are covered by their patents, or to deter us from enforcing our patents against them. As part of this effort, the patent-holders may initiate patent infringement lawsuits against us or our customers.  These lawsuits are complex proceedings with uncertain outcomes. There is no assurance that we or our customers will prevail in any patent lawsuits initiated by third party patent-holders.  If the results of such litigation are adverse to us or our customers, we could be enjoined from practicing an invention covered by the patent in question.  We could also be required to pay damages for past infringement, which might have a material adverse effect on our results of operations.  If an injunction is issued, we may not be able to sell a particular product or product line, which could materially and adversely impact our sales, revenues and results of operations.  If third party patent-holders are willing to license or sell their patents to us, or if we must redesign the affected products, the associated costs could have a material and adverse effect on our sales, revenues or results of operations.

ITEM 1A.	RISK FACTORS (Continued)

●
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flow and earnings are exposed to currency exchange rate fluctuations.  Exchange rate fluctuations may also affect the cost of goods and services that we purchase.  When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.  Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

●
Global regulation and regulatory compliance, including environmental, technological and standards setting regulations, may limit our sales or increase our costs, which could adversely impact our revenues and results of operations. We are subject to domestic and international technical and environmental standards and regulations that govern or influence the design, components or operation of our products. Such standards and regulations may also require us to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. We are also subject to self-imposed standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal that provide our customers with the ability to seamlessly use our products with products from other AIDC vendors, which our customers demand.  Changes in standards and regulations may be introduced at any time and with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

●	prevent us from selling one or more of our products in a particular country;
●	increase our cost of supplying our products by requiring us to redesign existing products or to use more expensive designs or components;
●	require us to obtain services or create infrastructure in a particular country to address collection, recycling and similar obligations; or
●	require us to license our patents on a royalty free basis and prevent us from seeking damages and injunctive relief for patent infringements.

In these cases, we may experience unexpected disruptions in our ability to supply customers with our products or may have to incur unexpected costs to bring our products into compliance.  Due to these uncertainties and compliance burdens, our customers may postpone or cancel purchases of our products.  As a result, global regulation and compliance could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

●
Seasonal variations in demand could increase the volatility of our financial results. Our revenues are affected by the seasonality of technology purchases and the timing of the introduction of new products and enhancements to existing products.  Our quarterly results reflect seasonality in the sale of our products and services, as our revenues are historically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter.  Revenues may also decline in quarters when our customers are anticipating new product introductions or significant product enhancements, but may increase significantly in quarters when we announce those product introductions or enhancements.  These fluctuations in demand may also impact our ability to manufacture and distribute products in an efficient manner.  Any of these factors could increase the volatility of our revenues, gross margins and results of operations from one period to another.

ITEM 1A.	RISK FACTORS (Continued)

●
Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results. Due to the global nature of our business, we are subject to national and local taxation in many different countries and we file a significant number of tax returns that are subject to audit by the tax authorities in those countries. Tax audits are often complex and may require several years to resolve. There is no assurance that all or any of these tax audits will be resolved in our favor. Our financial results may include favorable or unfavorable adjustments to our estimated tax liabilities in the periods when the tax assessments are made or resolved or when statutes of limitations on the tax assessments expire. The outcome of these tax assessments could have a material positive or negative impact on our earnings and increase the volatility of our earnings relative to prior periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 762,724 square feet, of which 578,410 square feet, or 76%, are located in the United States, and 184,314 square feet, or 24%, are located outside the United States, primarily in the Netherlands, France, Spain, Germany and Canada.

Approximately 43,260 square feet, or 6%, of our principal plant, office and commercial floor area, is owned by us, and the balance is held under lease.

The U.S. plants and offices associated with our continuing operations are located in the following states (in square feet):

Washington	346,728
Ohio	97,483
Iowa	92,927
North Carolina	41,272
Total	578,410

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

●	Plants or offices that, when added to all other of our plants and offices in the same city, have a total floor area of less than 10,000 square feet.

●	Facilities held under lease that we are subleasing to third parties, comprising 25,532 square feet in New Mexico and 43,474 square feet in California.

●	Properties previously used in divested IAS businesses:

●
Various properties we own, totaling approximately 1.3 million square feet, located in Ohio that are idle as of December 31, 2007. These properties are classified as other assets on our consolidated balance sheet as of December 31, 2007.

●	Approximately 312,000 square feet, located in Michigan, held under lease.

●
Properties we own that are not used in operations are classified as other assets, having an aggregate floor area of approximately 746,473 square feet, of which 495,662 square feet, or 66% are located in Pennsylvania and 250,811 square feet, or 34% are located in Illinois.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, intellectual property, commercial, and employment matters, which arise in the ordinary course of business.  We do not expect the ultimate resolution of currently pending matters to be material in relation to our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2007 and 2006, are as follows:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$25.81	$20.50	$38.81	$29.71
Second Quarter	26.40	20.90	30.40	21.45
Third Quarter	30.16	23.32	30.74	20.50
Fourth Quarter	27.48	20.12	26.43	21.00

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 21, 2008, there were approximately 11,400 holders of record and 28,300 beneficial owners of our common stock. No cash dividends were paid during 2007 or 2006.

Common stock repurchases in the fourth quarter of 2007 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 28, 2007	-	$-	-	$-
October 29 to November 25, 2007	-	-	-	-
November 26 to December 31, 2007	5,786	21.78	-	-
Total	5,786	$21.78	-	$-

The purchased shares indicated in the above table were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock by employees in our foreign operations.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2007, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electronic Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period in our common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electronic Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Total Return To Shareholders
(Includes reinvestment of dividends)
	ANNUAL RETURN PERCENTAGE
	Years Ended December 31,
Company / Index	2003	2004	2005	2006	2007
INTERMEC INC	282.50	10.20	33.65	(28.20)	(16.32)
S&P MIDCAP 400 INDEX	35.62	16.48	12.55	10.32	7.98
S&P 1500 ELECTRONIC EQUIPMENT & INSTRUMENTS	61.83	(2.85)	13.57	7.43	8.08

		INDEXED RETURNS
		Years Ending December 31,
	Base Period
Company / Index	2002	2003	2004	2005	2006	2007
INTERMEC INC	100	382.50	421.50	563.33	404.50	338.50
S&P MIDCAP 400 INDEX	100	135.62	157.97	177.81	196.16	211.81
S&P 1500 ELECTRONIC EQUIPMENT & INSTRUMENTS	100	161.83	157.22	178.56	191.83	207.33

ITEM 6.	SELECTED FINANCIAL DATA

Intermec, Inc.
(Millions of dollars, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating results: (a)
Revenues	$849.2	$850.0	$875.5	$791.7	$687.9

Earnings from continuing operations (b)	$24.4	$35.0	$40.7	$52.2	$15.1
Earnings (loss) from discontinued operations	(1.3)	(3.0)	21.1	(101.3)	(34.4)
Net earnings (loss)	$23.1	$32.0	$61.8	$(49.1)	$(19.3)

Basis earnings (loss) per share
Continuing operations	$0.40	$0.56	$0.66	$0.86	$0.26
Discontinued operations	(0.02)	(0.05)	0.34	(1.67)	(0.59)
Net earnings (loss) per share	$0.38	$0.51	$1.00	$(0.81)	$(0.33)

Diluted earnings (loss) per share
Continuing operations	$0.40	$0.55	$0.64	$0.84	$0.25
Discontinued operations	(0.02)	(0.05)	0.34	(1.63)	(0.57)
Net earnings (loss) per share	$0.38	$0.50	$0.98	$(0.79)	$(0.32)

Shares used for basis earnings (loss) per share	60,359	62,535	61,785	60,502	58,828
Shares used for diluted earnings (loss) per share	61,163	63,830	63,350	62,154	60,234

Financial position (at end of year):
Total assets	$900.6	$810.3	$902.7	$1,072.7	$1,090.8
Current portion of long-term debt	$100.0	$-	$-	$108.5	$-
Long-term debt	$-	$100.0	$100.0	$100.0	$208.5
Working capital	$323.5	$350.2	$440.4	$399.2	$440.4
Current ratio	2.0	2.98	3.0	1.9	2.4
Total debt as a percentage of total capitalization	17%	19%	17%	34%	33%

(a)	All periods reflect the classification of IAS as discontinued operations.

(b)	Includes pre-tax gains on intellectual property settlements of $16.5 million, $15.6 million, and $12.5 million, in 2006, 2004, and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”), formerly UNOVA, Inc., designs, develops, manufactures, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and systems including radio frequency identification (“RFID”) products and systems, mobile computing products and systems, wired and wireless bar code printers and label media. Our products and services are used by customers within and outside of the United States to improve the productivity, quality and responsiveness of their business operations, including supply chain management, enterprise resource planning and field sales and service. Customers for our products and services operate in market segments that include manufacturing, warehousing, direct store delivery, retail, consumer packaged goods, field service, government, and transportation and logistics.

Our strategy consists of: market focus, differentiated new products, channel fulfillment, global expansion and supply chain transformation.

Our strategy is focused on customers in certain vertical markets, including: industrial goods, transportation and logistics, consumer goods and retail.

Our strategy is also focused on certain application markets, including: warehouse operations, enterprise asset management, in-transit visibility and direct store delivery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2007, 2006 and 2005. The results of operations and percentage of revenues were as follows (millions of dollars):

	Year Ended December 31,
	2007		2006		2005
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$849.2		$850.0		$875.5
Costs and expenses:
Cost of revenues	522.4	61.5%	517.9	60.9%	512.6	58.5%
Research and development	65.6	7.7%	72.4	8.5%	66.5	7.6%
Selling, general and administrative	223.8	26.4%	227.8	26.8%	237.8	27.2%
Gains on intellectual property settlements	-	-%	(16.5)	(1.9)%	-	-
Restructuring charge	-	-%	11.6	1.4%	-	-
Total costs and expenses	811.8	95.6%	813.2	95.7%	816.9	93.3%
Operating profit from continuing operations	37.4	4.4%	36.8	4.3%	58.6	6.7%
Interest, net	1.8	0.2%	6.5	0.8%	(4.0)	(0.5)%
Gain on sale of investments	-	-%	2.3	0.3%	-	-
Earnings from continuing operations before income taxes	39.2	4.6%	45.6	5.4%	54.6	6.2%
Provision for income taxes	14.8	1.8%	10.6	1.2%	13.9	1.6%
Earnings from continuing operations, net of tax	24.4	2.9%	35.0	4.1%	40.7	4.6%
Earnings (loss) from discontinued operations, net of tax	(1.3)	(0.2)%	(3.0)	(0.4)%	21.1	2.4%
Net earnings	$23.1	2.7%	$32.0	3.8%	$61.8	7.1%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, as well as the year-over-year product and service revenue growth were as follows (millions of dollars):

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category:
Systems and solutions	$485.6	57.2%	$477.2	56.1%	$497.8	56.9%
Printer and media	206.4	24.3%	215.2	25.3%	223.2	25.5%
Total product	692.0	81.5%	692.4	81.5%	721.0	82.4%
Service	157.2	18.5%	157.6	18.5%	154.5	17.6%
Total revenues	$849.2	100.0%	$850.0	100.0%	$875.5	100.0%

	2007 v. 2006		2006 v. 2005
Product and service revenue growth:	Amount	Percent	Amount	Percent
Systems and solutions	$8.4	1.8%	$(20.6)	(4.1)%
Printer and media	(8.8)	(4.1)%	(8.0)	(3.6)%
Total product	(0.4)	(0.1)%	(28.6)	(4.0)%
Service	(0.4)	(0.3)%	3.1	2.0%
Total revenues	$(0.8)	(0.1)%	$(25.5)	(2.9)%

Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, as well as the year-over-year geographic region revenue growth were as follows (millions of dollars):

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$423.1	49.8%	$494.4	58.2%	$513.6	58.7%
Europe, Middle East and Africa	290.4	34.2%	241.1	28.4%	260.4	29.7%
All others	135.7	16.0%	114.5	13.4%	101.5	11.6%
Total revenues	$849.2	100.0%	$850.0	100.0%	$875.5	100.0%

	2007 v. 2006		2006 v. 2005
Geographic region revenue growth:	Amount	Percent	Amount	Percent
North America	$(71.3)	(14.4)%	$(19.2)	(3.7)%
Europe, Middle East and Africa	49.3	20.4%	(19.3)	(7.4)%
All others	21.2	18.5%	13.0	12.8%
Total revenues	$(0.8)	(0.1)%	$(25.5)	(2.9)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues in 2007 were flat compared to 2006.  The growth in our system and solutions revenues of $8.4 million, or 1.8%, compared to 2006, was offset by an $8.8 million, or 4.1%, decline in our printer and media revenue for the comparable periods. The growth in systems and solutions resulted from 2007 growth rates of 31.2% and 14.7% in Europe, the Middle East and Africa (EMEA) and the Rest of the World (“ROW”), respectively, partially offset by a 16.2% decrease in North America. The higher systems and solutions revenue in EMEA during 2007 was primarily attributable to strong market acceptance of new product introductions and a refreshed product line to be in compliance with the European Union’s Reduction of Hazardous Substances (“RoHS”) directive. The growth in EMEA revenue also includes approximately $12.0 million, or 9.0%, from favorable changes in currency exchange rates in 2007 compared to 2006. The lower systems and solutions revenue in North America during 2007 compared to 2006 reflects declining revenues in the first half of 2007, as a result of lower enterprise sales and delays in customer purchases during our transition to newly introduced products, partially offset by 20% growth in the fourth quarter of 2007 compared to the corresponding 2006 period.

Product revenues in 2006 decreased $28.6 million, or 4.0%, compared to 2005. The decline in product revenue was primarily attributable to a 5.4% decrease in systems and solutions products. Our analysis of the causal factors for the decline in product revenue suggests that the most significant factor was the announcement and availability of several new products in the third quarter of 2006. In the second half of the year, we introduced three new major products. In light of this announcement, it is our belief that certain customers delayed orders awaiting the availability of the new products. The second factor negatively impacting product revenue was the RoHS ("Restriction of Hazardous Substances") Directive, which became effective July 1, 2006, within the European Union (“EU”). The third factor that contributed to the product revenue decline is the increase in competitive programs and pricing.

Service revenues of $157.2 million for 2007 are essentially flat with 2006. We experienced higher service revenue in EMEA and Latin America during 2007, primarily from the regional growth in product revenues, which was offset by a decrease in US Government professional services and declines in time-and-material repairs.

Service revenues in 2006 increased $3.1 million, or 2%, compared to 2005. The increase in service revenue was primarily due to an increase in revenue from the U.S. government contracts of $1.0 million. Also, service revenues in Canada and Mexico increased approximately $1.0 million and $0.5 million, respectively.

Geographically, for the year ended December 31, 2007, product and service revenue decreased in North America by 14.4%, while EMEA and ROW increased 20.4 % and 18.5%, respectively. The growth in EMEA revenue is primarily attributable to strong market acceptance of new products and $21.5 million, or 9.0%, from favorable changes in currency exchange rates in 2007 compared to 2006. The revenue growth in ROW is primarily attributable to several large enterprise sales in Latin American and approximately $3.6 million, or 3.1%, due to favorable changes in currency exchange rates.

Geographically, for the year ended December 31, 2006, product and service revenue decreased in North America by 3.7% and in EMEA by 7.4%, offset partially by a 12.8% increase in the ROW. The decrease in EMEA revenues compared to 2005 is primarily attributable to the RoHS Directive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2007, 2006 and 2005, were as follows (millions of dollars):

	Year Ended December 31,
	2007		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$259.9	37.6%	$262.7	37.9%	$300.3	41.7%
Service	67.0	42.6%	69.3	44.0%	62.6	40.5%
Total gross profit and gross margin	$326.9	38.5%	$332.0	39.1%	$362.9	41.4%

Total gross profit for the year ended December 31, 2007, decreased $5.1 million, or 1.6%, compared to the prior year. Product gross profit decreased by $2.8 million in 2007 compared to 2006, as a result of the 30 basis point reduction in related gross margin. Service gross profit decreased by $2.3 million, or 3.3%, in 2007 compared to 2006 due to the 140 basis point reduction in gross margin. The decrease in gross margin percentage is due to the regional mix change, as lower service revenues in North America were offset by increases in lower margin service revenues in Latin America.

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

Research and Development Expense (In millions)
	Year Ended December 31,
	2007 Amount	Change from Prior Year	2006 Amount	Change from Prior Year	2005 Amount
Research and development expense	$65.6	$(6.8)	$72.4	$5.9	$66.5

Research and development expense decreased $6.8 million in 2007 compared to 2006. The decrease primarily reflects the elimination of $7.7 million of incremental expense incurred during 2006 to redesign our current products and bring them into compliance with the European Parliament and Council Directive 2002/95/EC on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”).

Research and development expense increased $5.9 million in 2006 compared to 2005, primarily as a result of the $7.7 million of expense related to the RoHS Directive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense (In millions)
	Year Ended December 31,
	2007 Amount	Change from Prior Year	2006 Amount	Change from Prior Year	2005 Amount
Selling, general and administrative expense	$223.8	$(4.1)	$227.9	$(9.9)	$237.8

The decrease in SG&A of $4.1 million in 2007 compared to 2006 primarily reflects a $4.5 million reduction in our US pension and post-retirement expense as a result of the changes to our US plans in 2006.

The decrease in SG&A of $9.9 million in 2006 compared to 2005 primarily reflects the decrease in legal expense of $7.2 million and a $2.1 million curtailment gain from the changes to our US pension and post-retirement plans.

Gains on Intellectual Property Settlements

In March 2006, we settled an intellectual property (“IP”) lawsuit relating to our battery power-management patents. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue or gains and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in IP lawsuits. There were no IP settlements for the years ended December 31, 2007 or 2005. Net pretax gains from IP settlements included in operating profits were $16.5 million in 2006.

Restructuring Costs

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and benefit from reduced costs. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. This restructuring, which was substantially completed by the end of 2006, resulted in charges for severance of $3.1 million for the elimination of 65 positions in Sweden. The restructuring costs also included facility closure costs of $1.3 million, and other related costs of $0.3 million.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring included headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring was substantially completed by the end of 2006. During the fourth quarter of 2006, we recorded charges for severance of $6.8 million for the termination of 205 employees and $0.1 of other exit costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid. The total restructuring costs of $8.0 million include employee termination expense of $7.3 million, facility closure costs of $0.6 million and other exit costs of $0.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

 Interest, Net (In millions)
	Year Ended December 31,
	2007 Amount	Change from Prior Year	2006 Amount	Change from Prior Year	2005 Amount
Interest, net	$1.8	$(4.7)	$6.5	$10.5	$(4.0)

Net interest income for the year ended December 31, 2007, was $1.8 million, compared to net interest income of $6.5 million in the prior year. The decrease in net interest income reflects decreased interest rates and average invested cash in 2007 when compared to 2006.

Net interest income for the year ended December 31, 2006, was $6.5 million, compared to net interest expense of $4.0 million in the prior year. The improvement in net interest income reflects the reduction in outstanding debt balance, as well as higher investment returns. During 2005, we retired bonds totaling $108.5 million.

Provision for Income Taxes (In millions)
	Year Ended December 31,
	2007 Amount	Change from Prior Year	2006 Amount	Change from Prior Year	2005 Amount
Provision for income taxes	$14.8	$4.2	$10.6	$(3.3)	$13.9

The provision for income taxes for the year ended December 31, 2007, reflects an effective tax rate for continuing operations of 37.9%, compared to a U.S. statutory provision rate of 35.0%. The effective tax rate exceeded the statutory tax rate primarily due to state taxes and non deductible incentive stock based compensation, which was partially offset by research tax credit benefits.

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

Gain (Loss) from Discontinued Operations

During 2005, we divested of our IAS businesses, comprised of Cincinnati Lamb and Landis Grinding Systems. The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2007, 2006 and 2005 (thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
Product and service revenues	$-	$-	$223,460

Loss from discontinued operations before tax	(1,995)	(3,747)	(7,095)
Benefit for income taxes	712	748	28,242
Earnings (loss) from discontinued operations net of tax	$(1,283)	$(2,999)	$21,147

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Currency Transactions

We are subject to the effects of currency fluctuations due to the global nature of our operations. Currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in net currency transaction gains (losses) of $(1.5) million, $(1.3) million, $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For fiscal year 2007, our continuing operations derived approximately 51.6% of revenues from non-U.S. customers. At December 31, 2007, long-lived assets attributable to countries outside of the U.S. comprised 15.9% of total long-lived assets. The largest components of these assets are attributable to European nations, primarily the Netherlands and the United Kingdom.

Liquidity and Capital Resources

At December 31, 2007, cash, cash equivalents and short-term investments totaled $265.5 million, an increase of $81.0 million compared to the December 31, 2006 balance of $184.5 million. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

In 2007, cash provided by operating activities of continuing operations was primarily due to customer receipts of $864.5 million, which was offset by payments to vendors and employees of $804.1 million. In 2006, cash provided by operating activities of continuing operations was primarily due to net earnings from continuing operations of $35.0 million and a $28.3 million decrease in accounts receivable, offset partially by an increase in inventory of $35.5 million. Included in earnings from continuing operations is $16.5 million of net proceeds before tax from an IP settlement. In 2005, cash provided by operating activities of continuing operations of $62.4 million was primarily due to operating profit of $40.6 million and cash proceeds recorded as deferred revenue from our 2005 Rapid Start intellectual licensing program of approximately $21.4 million.

In 2007, investing activities of continuing operations used $17.4 million of cash primarily due to capital expenditures of $15.8 million. In 2006, investing activities of continuing operations primarily included capital expenditures of $22.4 million and net investment purchases of $26.6 million, reflecting a net use of $49.0 million in cash. Investing activities of continuing operations in 2005 provided $51.6 million of net cash primarily due to the release of $50.0 million of unrestricted cash and $11.0 million in proceeds from the sale of property, plant and equipment, which was principally offset by capital expenditures of $10.1 million.

Capital expenditures were $15.8 million, $22.4 million and $10.1 million for 2007, 2006 and 2005, respectively. Proceeds from sales of property, plant and equipment were $0.7 million and $11.0 million in 2007 and 2005, respectively. There were no proceeds from sales of property, plant and equipment for 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing activities of continuing operations in 2007 provided $12.8 million primarily due to $8.4 million in proceeds from stock option exercises and $2.1 million in excess tax benefits from stock based payment arrangements. Financing activities of continuing operations in 2006, included $100.0 million of common stock repurchased, offset by $8.1 million in proceeds from stock option exercises and $4.7 million in excess tax benefits from stock based payment arrangements, with a net use of $84.4 million in cash. Financing activities of continuing operations in 2005 included $18.0 million in proceeds from stock option exercises and the repayment of long-term debt of $108.5 million, reflecting a net use of $88.3 million in cash.

Net cash used by operating activities of discontinued operations was $52.6 million in 2005. The net cash used by operating activities in 2005 was primarily due to a $13.5 million settlement of a lawsuit, a contribution of $11.1 million made to our non-U.S. pension plan covering retirees of the divested IAS businesses, as well as an increase in net working assets prior to the divestures.

Net cash provided by investing activities of discontinued operations was $20.2 million in 2007, related primarily to note receivable maturities.
Net cash provided by investing activities of discontinued operations was $5.7 million in 2006, related primarily to cash received as part of the sale of the IAS businesses. Net cash provided by investing activities of discontinued operations of $70.4 million in 2005 was due primarily to sale of the IAS businesses.

On September 27, 2007 we closed on a new unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2007, of $47.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility as of December 31, 2007. As of December 31, 2007, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

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

•	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

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

We also have maintained a secured Credit Agreement (the “Secured Revolving Facility”), dated as of September 30, 2004. We terminated the Secured Revolving Facility on September 27, 2007 in connection with entering into the Revolving Facility. The Secured Revolving Facility was scheduled to expire on September 30, 2007. We have no material continuing obligations under the terminated Secured Revolving Facility, and we incurred no material early termination fees in connection with the termination. We believe that the termination of the Secured Revolving Facility will not have any adverse effect on our financial condition or liquidity.

We also have maintained a secured long-term revolving facility and related overdraft facility (collectively, the “UK Facility”). In accordance with its terms, the UK Facility terminated on February 9, 2006, and we did not extend the term of the facility. We believe that the termination of the UK Facility will not have any adverse effect on our financial condition or liquidity.

In March 1998, we sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. On March 15, 2005, we retired the $100.0 million of seven-year notes. Interest payments on the ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the ten-year notes is 7.175%. The ten-year notes mature in March 2008.

We believe that cash, cash equivalents and short-term investments, combined with projected cash flow from operations, will provide adequate funding to meet our expected working capital, capital expenditure and restructuring cost requirements for the for the foreseeable future, in addition to working capital, capital expenditure and debt repayment obligations. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. Additional sources of liquidity include our Revolving Facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2007 (millions of dollars). The table does not include amounts recorded on our consolidated balance sheet as current liabilities. Operating leases are discussed in the indicated Note to our consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases (Note D)	$56.6	$11.5	$18.0	$13.0	$14.1
Purchase commitments	23.7	14.4	9.4	-	-
Total contractual obligations	$80.3	$25.9	$27.4	$13.0	$14.1

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

Our liability for unrecognized tax benefits of $20.0 million at December 31, 2007 has been omitted from the table above, because we cannot determine with certainty when this liability will be settled.

Expected future benefit payments by our pension and other postretirement benefit plans are $8.6 million in 2008, $19.4 million for 2009 and 2010 combined, $22.6 million for 2011 and 2012 combined, and $71.9 million for the subsequent five-year period 2013 through 2017.

Off-Balance Sheet Arrangements

At December 31, 2007, we had aggregate off-balance-sheet letter-of-credit reimbursement agreements totaling $3.9 million, compared to $7.4 million at December 31, 2006. We do not believe that these letter-of-credit reimbursement agreements have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In our opinion, inflation has not been a significant factor in the markets in which we operate in 2007, 2006 or 2005 and has not had a significant impact upon the results of our operations during these fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, uncertain tax positions, recoverability of other intangible assets, warranty costs, pension and post retirement obligations, fair value of pension assets, and stock-based compensation. Despite these inherent limitations, we believe that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our financial statements and related footnotes provide a meaningful and fair perspective.

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

Revenue Recognition.  Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned, the amount due is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

We typically do not sell our software products without the related hardware. Our typical products require no significant production, modification or customization of the software or hardware after they are shipped. For software sales, and hardware sales where the software is more than incidental, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Under our Rapid Start RFID intellectual property (“RFID IP”) licensing program, we license rights to use portions of our IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products and systems. As a result of our RFID IP licensing program, which ended on August 31, 2005, we have expanded our revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using our licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees and license transfer fees related to our Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period we expect to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and our estimate of the average technology lifecycle for the AIDC industry. We earn royalties on licensed RFID products sold by our licensees at the time that the licensees’ sales occur. Our licensees report and pay royalties owed for sales made in any given quarter after the conclusion of that quarter. We recognize such royalty revenue in the period earned and reported from licensees.

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

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. We also record benefits from uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Accordingly, we recognize the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the tax authority. Such amounts are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Intangible Assets.  Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. A majority of our finite-lived intangible assets pertain to our patent portfolio and have estimated useful lives of 18 years. See Note E to the consolidated financial statements for additional information.

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

Discontinued Operations.  Divested businesses are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and income statement results and cash flows are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets, to profit or loss from discontinued operations in the consolidated statements of operations, and to cash flows from discontinued operations on the consolidated statements of cash flows for all periods presented. Additionally, segment information does not include the results of businesses classified as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Patent Costs.  We capitalize external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased in accordance with Statement of Financial Accounting Concepts 6, “Elements of Financial Statements.” We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs are charged to in the period the change is determined. Patent costs are amortized over the remaining life of the patents. During 2007 and 2006, we capitalized $2.5 million and $0.7 million, respectively, in external legal costs incurred in the defense of our patents.

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

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other postretirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant internal data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these rates for our domestic and foreign plans. We believe the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans as of December 31, 2007 were 6.35% and 5.90%, respectively, compared to 5.95% and 5.00% as of December 31, 2006. The increase in the discount rate used for domestic plans reflects higher interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $14.0 million. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return on our domestic and foreign plans was 8.75% and 6.40%, respectively. The effect on our pension cost of a one-half percentage point decrease in the expected long-term rate of return would be an increase of $0.5 million. We determine the expected rate of compensation increase based on historic trends and comparisons to external rates. For domestic plans, we concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 4.00%. For foreign plans, we concluded that no adjustment to the expected rate of compensation was necessary as there are no active employees covered under the plans.

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 6.10%, and 5.70% at December 31, 2007, and 2006, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2007 was 8.50% and is projected to decrease over seven years to 5.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $0.2 million, while a one-percentage point decrease would result in a decrease of $0.2 million.

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

Stock-Based Compensation.  As of December 31, 2007, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we began expensing stock options as required under SFAS No. 123(R), Share-Based Payments.

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in cost of revenues and SG&A in the consolidated statement of operations based on the employees’ respective functions. We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statement of earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008 and will determine whether we will elect the fair value option for any of our eligible financial instruments and other items. We do not expect this statement will have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While the statement is effective in the first fiscal quarter of 2008, the FASB provided a one year deferral for the implementation with respect to other nonfinancial assets and liabilities. We believe that the adoption of SFAS No. 157 will not have a material effect on our results of operations, cash flows or financial position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The statement has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We expect to incur between $0.5 million and $1.0 million as an adjustment to retained earnings upon adoption of the remainder of this statement.

In September 2006, the EITF issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”), which will become effective in 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” or Opinion 12, “Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” based on the substantive agreement with the employee. We do not expect the adoption of EITF 06-4 to result in a change to our accounting policy or have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

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

Interest Rates:  As of December 31, 2007, our outstanding borrowings consisted of $100.0 million in fixed rate debentures that mature in March 2008 and have an interest rate of 7.00%. The fair value of the fixed rate debentures on December 31, 2007, as determined based on recent market trades, was $100.0 million. See discussions of our credit facilities under the heading “Liquidity and Capital Resources” in Item 7 of this annual report and in Note B to the consolidated financial statements.

Currency Exchange Rates:  Due to our global operations, our cash flow and earnings are exposed to currency exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing currency exchange rates by entering into short-term currency exchange contracts. We do not enter into any currency contracts for speculative or trading purposes. Contracts that effectively meet risk reduction and correlation criteria are accounted for as hedges, and accordingly, gains and losses from mark-to-market adjustments are deferred in the cost basis of the underlying transaction. In those circumstances when it is not appropriate to account for contracts as hedges, gains and losses from mark-to-market adjustments are recorded currently in earnings. We performed a sensitivity analysis assuming a hypothetical 10 percent movement in currency exchange rates applied to the exposure described above. As of December 31, 2007, the analysis indicated that if our hedges of exchange exposure were not in place, such market movements would have an impact of approximately $29.1 million on our results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and currency exchange rate movements and our actual exposures and hedging activities.

During 2007, our sales comprised $460.5 million, or 54%, denominated in U.S. dollars, $195.1 million, or 23%, denominated in euros, $62.9 million, or 8%, denominated in British pounds, and $130.8 million, or 15% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted our sales by approximately $25.0 million, $6.9 million and $2.1 million in 2007, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective as of December 31, 2007.

Internal control over financial reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 48 of this annual report on Form 10-K and is incorporated by reference.

(b)	Attestation Report of the Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 50 of this annual report on Form 10-K and is incorporated by reference.

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter 2007, we made changes to our controls and procedures as part of our ongoing monitoring of controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2008 (the “2008 Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2008 Proxy Statement, and is incorporated herein this by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements

See listing of financial statements as set forth in Part I, Item 8 of this annual report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts at page 88 of this annual report on Form 10-K.

All other schedules specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(3)	Executive Compensation Plans and Arrangements

Executive compensation plans and arrangements are listed as exhibits 10.4 through 10.45 as set forth in the Index to Exhibits at page 89 of this annual report.

(b)	Index to Exhibits at page 89 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Lanny H. Michael
Lanny H. Michael
Senior Vice President, Chief Financial Officer
March 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Byrne	Director, President and	March 2, 2008
Patrick J. Byrne	Chief Executive Officer

/s/ Allen J. Lauer	Director and Chairman of the Board	March 2, 2008
Allen J. Lauer

/s/ Gregory K. Hinckley	Director	March 2, 2008
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	March 2, 2008
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	March 2, 2008
Stephen P. Reynolds

/s/ Steven B. Sample	Director	March 2, 2008
Steven B. Sample

/s/ Oren G. Shaffer	Director	March 2, 2008
Oren G. Shaffer

/s/ Larry D. Yost	Director	March 2, 2008
Larry D. Yost

/s/ Lanny H. Michael	Senior Vice President, Chief Financial Officer	March 2, 2008
Lanny H. Michael	(Principal Financial Officer)

/s/ Fredric B. Anderson	Vice President, Corporate Controller	March 2, 2008
Fredric B. Anderson	(Principal Accounting Officer)

Intermec, Inc.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Form 10-K. In addition, in 2007, the Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ Patrick J. Byrne
Patrick J. Byrne
Chief Executive Officer

/s/ Lanny H. Michael
Lanny H. Michael
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, WA

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermec, Inc and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the financial statements, effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, effective January 1, 2006, the Company adopted the provision of FASB Statement No. 123(R), “Share-Based Payment.” Effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”

As discussed in Note A to the financial statements, the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been restated.

Seattle, WA

/s/ Deloitte & Touche, LLP.
March 2, 2007

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	$692,050	$692,417	$720,959
Service	157,170	157,552	154,523
Total revenues	849,220	849,969	875,482

Costs and expenses:
Cost of product revenues	432,166	429,691	420,707
Cost of service revenues	90,188	88,238	91,899
Research and development	65,610	72,356	66,506
Selling, general and administrative	223,838	227,908	237,819
Gains on intellectual property settlements	-	(16,538)	-
Restructuring charge	-	11,583	-
Total costs and expenses	811,802	813,238	816,931
Operating profit from continuing operations	37,418	36,731	58,551
Gain on sale of investments	-	2,305	-
Interest income	10,706	15,898	7,016
Interest expense	(8,946)	(9,360)	(11,042)
Earnings from continuing operations before income taxes	39,178	45,574	54,525
Provision for income taxes	14,843	10,575	13,880
Earnings from continuing operations	24,335	34,999	40,645
Earnings (loss) from discontinued operations, net of tax	(1,283)	(2,999)	21,147
Net earnings	$23,052	$32,000	$61,792

Basic earnings (loss) per share
Continuing operations	$0.40	$0.56	$0.66
Discontinued operations	(0.02)	(0.05)	0.34
Net earnings per share	$0.38	$0.51	$1.00

Diluted earnings (loss) per share
Continuing operations	$0.40	$0.55	$0.64
Discontinued operations	(0.02)	(0.05)	0.34
Net earnings per share	$0.38	$0.50	$0.98

Shares used in computing basic earnings (loss) per share	60,359	62,535	61,785

Shares used in computing diluted earnings (loss) per share	61,163	63,830	63,350

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$237,247	$155,027
Short-term investments	28,230	29,510
Accounts receivable, net	191,487	158,369
Inventories	113,145	119,027
Net current deferred tax assets	61,532	49,623
Other current assets	14,690	28,913
Total current assets	646,331	540,469

Property, plant and equipment, net	47,732	43,453
Intangibles, net	4,138	3,978
Net deferred tax assets	150,154	190,683
Other assets	52,280	31,757
Total assets	$900,635	$810,340

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$141,667	$113,207
Payroll and related expenses	32,170	32,008
Deferred revenue	49,020	45,021
Current debt	100,000	-
Total current liabilities	322,857	190,236

Long-term deferred revenue	20,109	17,318
Long-term debt	-	100,000
Other long-term liabilities	73,558	85,184

Shareholders’ investment:
Common stock (250,000 shares authorized, 61,192 and 60,318 shares issued and outstanding)	612	598
Additional paid-in capital	679,241	657,468
Accumulated deficit	(196,795)	(212,903)
Accumulated other comprehensive income (loss)	1,053	(27,561)
Total shareholders’ investment	484,111	417,602
Total liabilities and shareholders’ investment	$900,635	$810,340

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2007	2006 (Restated, see Note A)	2005 (Restated, see Note A)
Cash and cash equivalents at beginning of year	$155,027	$256,782	$217,899

Cash flows from operating activities:
Net earnings	23,052	32,000	61,792
Net (earnings) loss from discontinued operations	1,283	2,999	(21,147)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,314	10,939	9,865
Gain on sale of investments	-	(2,305)	-
Change in prepaid pension costs, net	(5,290)	17,178	11,525
Deferred taxes	7,643	12,412	11,155
Stock-based compensation and other	9,037	5,892	1,975
Excess tax benefits from stock-based payment arrangements	(2,050)	(4,733)	-
Changes in operating assets and liabilities:
Accounts receivable	(25,204)	28,269	(33,560)
Inventories	8,060	(35,477)	(2,344)
Other current assets	(1,662)	5,577	(1,906)
Accounts payable and accrued expenses	35,805	(49,965)	9,482
Payroll and related expenses	(815)	179	(636)
Other long-term liabilities	(1,467)	1,548	15,257
Other operating activities	(5,081)	(4,296)	914
Net cash provided by operating activities of continuing operations	56,625	20,217	62,372
Cash flows from investing activities of continuing operations:
Capital expenditures	(15,779)	(22,365)	(10,136)
Purchases of investments	-	(31,450)	-
Sale of investments	2,002	4,873	-
Restricted cash	-	-	50,000
Patent legal fees	(2,398)	(705)	-
Sale of property, plant and equipment	-	-	10,987
Other investing activities	(1,253)	653	729
Net cash provided by (used in) investing activities of continuing operations	(17,428)	(48,994)	51,580
Cash flows from financing activities of continuing operations:
Repayment of long-term obligations	-	-	(108,500)
Excess tax benefits from stock-based payment arrangements	2,050	4,733	-
Stock options exercised	8,434	8,073	18,014
Stock repurchase	-	(99,948)	-
Other financing activities	2,269	2,780	2,148
Net cash provided by (used in) financing activities of continuing operations	12,753	(84,362)	(88,338)

Net cash provided by (used in) continuing operations	51,950	(113,139)	25,614
Net cash used in operating activities of discontinued operations	-	-	(52,558)
Net cash provided by investing activities of
discontinued operations	20,178	5,710	70,416
Effect of exchange rate changes on cash and cash equivalents	10,092	5,674	(4,589)
Resulting increase (decrease) in cash and cash equivalents	82,220	(101,755)	38,883

Cash and cash equivalents at end of period	$237,247	$155,027	$256,782

Supplemental information
Cash payments:
Interest on debt	$(7,000)	$(7,243)	$(11,498)
Income taxes	(5,943)	(5,361)	(6,199)

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(thousands of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$611	$703,416	$(306,695)	$13,902	$411,234

Comprehensive income:
Net earnings			61,792		61,792
Currency translation adjustment and other, net				(26,464)	(26,464)
Minimum pension liability adjustment, net				(3,583)	(3,583)
Comprehensive loss					31,745
Stock-based activity	16	32,808			32,824

Balance, December 31, 2005	627	736,224	(244,903)	(16,145)	475,803

Comprehensive income:
Net earnings			32,000		32,000
Currency translation adjustment and other, net				6,351	6,351
Unrealized gain on securities, net				49	49
Minimum pension liability adjustment, net				(328)	(328)
Comprehensive income					38,072
SFAS 158 transition amount, net				(17,488)	(17,488)
Repurchase of common stock	(38)	(99,910)			(99,948)
Stock-based activity	9	21,154			21,163

Balance, December 31, 2006	598	657,468	(212,903)	(27,561)	417,602

Comprehensive income:
Net earnings			23,052		23,052
Currency translation adjustment and other, net				5,851	5,851
SFAS 158, net of tax of $4.3 million				22,668	22,668
Unrealized gain on securities, net				95	95
Comprehensive income					51,666
FIN 48 adoption			(6,944)		(6,944)
Stock-based activity	14	21,773			21,787

Balance, December 31, 2007	$612	$679,241	$(196,795)	$1,053	$484,111

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Nature of Operations.  Intermec, Inc. (“Intermec”, “us”, “we”, “our”), formerly UNOVA, Inc., provides global supply chain solutions and design, development, manufactures and integrates wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intermec RFID (radio frequency identification). Our products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Our products and services are sold globally to a diverse set of customers in markets and applications such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Restatement:  Cash flows from operating activities in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been restated from amounts previously reported to properly separate the effects of exchange rate changes on cash, which were previously reflected in certain line items of the consolidated statements of cash flows for those years. The impact of this restatement was to increase (decrease) the reported cash flows from operating activities for 2006 and 2005 by approximately ($5.7) million and $4.6 million, respectively, and to reflect the effect of foreign exchange rates on cash as a reconciling item after cash provided by (used in) operating, investing and financing activities, before the total change in cash and cash equivalents, as an increase (decrease) in cash of $5.7 million and ($4.6) million for the years ended December 31, 2006 and 2005, respectively. There was no change in cash and cash equivalents from amounts previously reported at the end of those periods.

The results of this restatement on the recorded amounts and a disclosure within the 2006 and 2005 consolidated statements of cash flows are as follow (thousands of dollars):

	For the year ended December 31, 2006		For the year ended December 31, 2005
	As previously reported	As restated	As previously reported	As restated
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	$9,942	$10,939	$9,865	$9,865
Change in prepaid pension costs, net	17,182	17,178	11,525	11,525
Deferred taxes	13,063	12,412	11,615	11,155
Accounts receivable	22,616	28,269	(33,561)	(33,560)
Inventories	(36,939)	(35,477)	(2,344)	(2,344)
Other current assets	5,271	5,577	(1,906)	(1,906)
Accounts payable and accrued expenses	(46,438)	(49,965)	9,134	9,482
Payroll and related expenses	1,200	179	(636)	(636)
Other long-term liabilities	1,757	1,548	15,111	15,257
Other operating activities	4,384	(4,296)	(3,640)	914

Net cash provided by operating activities of continuing operations	25,891	20,217	57,783	62,372

Net cash provided by (used in) continuing operations	(107,465)	(113,139)	21,025	25,614

Effect of exchange rate changes on cash and cash equivalents	-	5,674	-	(4,589)

Supplemental Information
Effect of exchange rates on cash and cash equivalents	1,659	-	(7,928)	-

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

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

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, allowance for sales returns, excess and obsolete inventory, tax valuation allowances, tax contingency accruals, recoverability of other intangible assets, warranty costs, pension and post retirement obligations, and stock-based compensation.

Revenue Recognition.  Revenues are generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Royalty revenue is recorded when the revenue is earned and reported, the amount due is fixed or determinable and collectibility is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectibility is reasonably assured. When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

We typically do not sell our software products without the related hardware. Our typical products require no significant production, modification or customization of the software or hardware after they are shipped. For software sales, and hardware sales where the software is more than incidental, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Under our Rapid Start RFID intellectual property (“RFID IP”) licensing program, we license rights to use portions of our IP portfolio, including certain patents essential to and/or useful in the manufacture and sale of certain RFID products and systems. As a result of our RFID IP licensing program, which ended on August 31, 2005, we have expanded our revenue recognition policy to include the license fees from this program. Licensees participating in the Rapid Start program typically paid a nonrefundable up-front fee and agreed to pay ongoing royalties based on their sales of products incorporating or using our licensed RFID IP. Under the terms of such Rapid Start RFID license agreements, the licensees receive the right to certain future divisions, continuations and continuations-in-part of the licensed RFID patents. Non-refundable up-front fees and license transfer fees related to our Rapid Start RFID IP licensing program are recorded as deferred revenue and recognized over five years, representing the estimated future period we expect to receive patents on certain divisions, continuations and/or continuations-in-part for the licensed RFID patents and our estimate of the average technology lifecycle for the automated identification data capture (“AIDC”) industry. We earn royalties on licensed RFID products sold by its licensees’ at the time that the licensees’ sales occur. Our licensees report and pay royalties owed for sales made in any given quarter after the conclusion of that quarter. We recognize such royalty revenue in the period earned and reported from licensees.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

Stock-Based Compensation.  As of December 31, 2006, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we began expensing stock options as required under SFAS No. 123(R), “Share-Based Payments.”

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

Accounts Receivable.  We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. That estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable. Our allowance for doubtful accounts and sales returns was $12,854 and $7,796 at December 31, 207 and 2006, respectively.

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

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other postretirement benefits are evaluated at least annually by management. Changes in assumptions are based on relevant data, such as the rate of increase in compensation levels and the expected long-term rate of return on plan assets. Critical assumptions such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections are evaluated and updated annually. Note K to the consolidated financial statements includes disclosure of these assumptions for our domestic and foreign plans. We believe the assumptions are appropriate. However, these assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively impacting future results of operations.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which requires that the consolidated statements of financial position reflect the funded status of the pension and postretirement plans (See Note K, Pension and Other Postretirement Benefit Plans). In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income (loss) in the period in which they occur.

Income Taxes.  We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Our deferred tax assets include future tax benefits of discontinued operations that remain with us. Effective January 1, 2007 we began recording benefits from uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  Accordingly, we recognize the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the tax authority.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

Concentrations of Credit Risk.  Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high-credit-quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2007 and 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were 13% and 12% for the years ended December 31, 2007 and 2006, respectively. No single customer accounted for more than 10% of our revenues in 2005.

Currencies.  Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Currency transaction gains and losses are recorded in the consolidated statements of operations. Operating results include net currency transaction gains (losses) of $(1.5) million, $(1.3) million, $0.7 million December 31, 2007, 2006 and 2005.

Derivative Instruments and Hedging Activities. Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate risk. Our use of derivatives is limited to foreign currency exchange contracts entered into to limit this exposure to foreign currency exchange rate fluctuations. We enter into these contracts with major financial institutions to minimize our risk of foreign exchange loss. Our policies do not permit active trading of or speculation in derivative financial instruments. Our policy is to hedge major foreign currency cash flow exposures through foreign exchange forward contracts at amounts up to 100% of such cash flows. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss). The fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency based assets and liabilities as of December 31, 2007 and 2006 was not material.

Intangibles.  Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. All of our finite-lived intangible assets pertain to our patent portfolio and have estimated useful lives of 18 years. See Note E for additional information.

The carrying values of intangible assets with definite useful lives are tested for impairment annually or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of an intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

Other assets.  Other assets consist primarily of pension assets in excess of pension liabilities and certain idle facilities. Assets held for sale totaling $8.7 million and previously reported as such at December 31, 2006, have been reclassified to other assets to conform with the 2007 presentation.

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

Restructuring Charge.  We record restructuring charges when a liability is incurred for costs associated with an exit or disposal activity at fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

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

Research and Development.  Research and development (“R&D”) costs are expensed as incurred. Total expenditures of continuing operations on research and development activities amounted to $65.6 million, $72.4 million and $66.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

Advertising.  Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $1.0 million, $1.3 million and $1.7 million, respectively.

New Accounting Pronouncements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008 and will determine whether we will elect the fair value option for any of our eligible financial instruments and other items. We do not expect this statement will have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While the statement is effective in the first fiscal quarter of 2008, the FASB provided a one year deferral for the implementation with respect to other nonfinancial assets and liabilities. We believe that the adoption of SFAS No. 157 will not have a material effect on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The statement has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We expect to incur between $0.5 million and $1.0 million as an adjustment to retained earnings upon adoption of the remainder of this statement.

In September 2006, the EITF issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”), which will become effective in 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” or Opinion 12, “Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” based on the substantive agreement with the employee. We do not expect the adoption of EITF 06-4 to result in a change to our accounting policy or have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt

Cash and cash equivalents amounted to $237.2 and $155.0 million at December 31, 2007 and 2006, respectively, and consisted mainly of bank deposits and money market funds. Cash and cash equivalents at December 31, 2007 and 2006, include $1.4 million and $1.2 million, respectively, of bank deposits required to be maintained in support of letters of credit. Letters of credit are purchased guarantees to ensure our contract performance to third parties in accordance with specified terms and conditions. We have two money market funds totaling 25.6% and 22.7%, respectively, of cash and cash equivalents at December 31, 2007.

Short-term investments totaled $28.2 million at December 31, 2007 and primarily consisted of variable rate demand notes totaling $27.8 million. Fair value approximates carrying value for short-term investments. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Long-term debt comprises the following (thousands of dollars):

	Current Portion of Long-term Debt		Non-Current Portion of Long-term Debt
	December 31,		December 31,
	2007	2006	2007	2006
Debentures, with interest at 7.00%, due March 2008	$100,000	$-	$-	$100,000
Long-term obligations	$100,000	$-	$-	$100,000

On September 27, 2007 we closed on a new unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2007, of $47.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility as of December 31, 2007. As of December 31, 2007, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

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

•	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

•
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•	Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility.

In March 1998, we sold $200.0 million principal amount of senior unsecured debt in an underwritten offering. The debt comprised $100.0 million of 6.875% seven-year notes and $100.0 million of 7.00% ten-year notes. In March 2005, we retired the $100.0 million of seven-year notes. Interest payments on the ten-year notes are due semi-annually in March and September. Including underwriting fees, discounts and other issuance costs, the effective interest rates on the ten-year notes is 7.175%. The ten-year notes will mature in March 2008.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt (Continued)

At December 31, 2007 and 2006, our fixed rate debentures had carrying and estimated fair market values of $100.0 million, based on market trade values. At December 31, 2007 and 2006, we had no variable rate borrowings. Fair values of our accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

We also have letter-of-credit reimbursement agreements totaling $3.9 million at December 31, 2007, compared to $7.4 million at December 31, 2006. As of December 31, 2007, $3.8 million of the agreements related to performance on contracts with current customers and vendors, $0.1 million of the agreements related to customer contracts assumed by the purchaser of the Cincinnati Lamb operations that were sold and $0.2 million of the agreements related to customer contracts assumed by the purchaser of the Landis operations that were sold. We are indemnified by the purchaser of the Cincinnati Lamb operation on the $0.1 million of letter-of-credit agreements related to Cincinnati Lamb. We are also indemnified by the purchaser of the Landis operations on the $0.2 million of letter-of-credit agreement to Landis. No liability is recorded as the risk of non-performance is remote.

Note C: Inventories

Inventories comprise the following (thousands of dollars):

	December 31,
	2007	2006
Raw materials	$65,257	$69,769
Work in process	1,318	450
Finished goods	46,569	48,808
Inventories	$113,145	$119,027

Note D: Property, Plant and Equipment, Net, and Commitments

Property, plant and equipment, net, comprise the following (thousands of dollars):

	December 31,
	2007	2006
Property, plant and equipment, at cost
Land	$6,080	$5,960
Buildings and improvements	8,508	7,619
Machinery and equipment	139,040	130,625
Total property, plant and equipment, at cost	153,628	144,204
Less: accumulated depreciation	(105,896)	(100,751)
Property, plant and equipment, net	$47,732	$43,453

Included in machinery and equipment above, as of December 31, 2007 and 2006, is the capitalization of imputed interest of $0.6 million and $0.3 million, respectively, related to improvements to our Enterprise Resource Planning (“ERP”) system.

Depreciation expense from continuing operations was $12.6 million, $10.5 million and $9.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The ranges of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D: Property, Plant and Equipment, Net, and Commitments (Continued)

As of December 31, 2007 and 2006, we deferred $3.2 million and $3.7 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments under non-cancellable operating leases were as follows at December 31, 2007 (thousands of dollars):

2008	$11,549
2009	9,519
2010	8,467
2011	6,856
2012	6,149
Thereafter	14,052
Total	$56,592

Rental expense for operating leases of continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $9.1 million, $11.0 million and $12.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is $2.3 million at December 31, 2007.

Note E: Intangibles, Net

For the year ended December 31, 2007, intangibles, net comprised a $4.1 million patent portfolio. The components of intangibles, net, including the gross carrying amount and accumulated amortization of our amortizable intangibles, are as follows (thousands of dollars):

	December 31,
	2007	2006
Amortizable intangibles:
Gross carrying amount	$11,329	$10,769
Accumulated amortization	(7,191)	(6,791)
Intangibles, net	$4,138	$3,978

Included in intangible assets above, as of December 31, 2007, is approximately $0.2 million related to capitalized legal costs incurred in successfully defending our patents.

Amortization expense on intangible assets was $0.7 million, $0.4 million and $0.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E: Intangibles, Net (Continued)

Estimated amortization expense for the succeeding five fiscal years is as follows (thousands of dollars):

Year Ending December 31,
2008	$914
2009	914
2010	627
2011	398
2012	398

Note F: Shareholders’ Investment

Stock Awards

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method beginning January 1, 2006. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations over the requisite service period.

For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the years ended December 31 (in thousands):

	2007	2006
Cost of revenues	$507	$275
Selling, general and administrative	8,464	4,487
	$8,971	$4,762

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2.1 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively, of excess tax benefits have been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $8.4 million, $8.1 million and $18.0 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $3.4 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006	2005
Risk-free interest rate	4.72%	4.82%	3.84%
Expected option life	4.9 years	4.8 years	5 years
Expected stock price volatility	38.35%	40.15%	53.29%
Expected dividend yield	0.00%	0.00%	0.00%

Our computation of expected volatility for 2007 and 2006 is based on a combination of historical and market-based implied volatility from traded options on a group of peer stocks. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions is $9.87, $12.80 and $10.75 for the years ended December 31, 2007, 2006 and 2005, respectively. All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of outside directors.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

The following tables summarize the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied in periods prior to January 1, 2006 (in thousands, except earnings per share):

Continuing operations:	2005
Net earnings from continuing operations as reported	$40,645
Add stock compensation expense recorded under the intrinsic value method, net of tax	1,427
Less pro forma stock compensation expense computed under the fair value method, net of tax	(3,970)
Pro forma net earnings	$38,102
Basic pro forma earnings per share	$0.62
Diluted pro forma earnings per share	$0.60

Discontinued operations:	2005
Net earnings from discontinued operations as reported	$21,147
Add stock compensation expense recorded under the intrinsic value method, net of tax	1,734
Less pro forma stock compensation expense computed under the fair value method, net of tax	(1,623)
Pro forma net earnings	$21,258
Basic pro forma earnings per share	$0.34
Diluted pro forma earnings per share	$0.33

Our 2001, 1999 and 1997 Stock Incentive Plans and our 2004 Omnibus Incentive Compensation Plan (the “Stock Incentive Plans,” collectively) provide for the grant of incentive awards to officers and other key employees. The numbers of shares authorized for grant under the 2004, 2001 and 1999 Plans are 3,000,000, 1,000,000, and 4,500,000, respectively. No additional shares are authorized for grant under the 1997 Plan, which was frozen subsequent to the approval of the 1999 Stock Incentive Plan. As of December 31, 2007, there were 161,700 options outstanding that were granted under the 1997 Plan before it was frozen.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) and the 1997 Director Stock Option Plan (“1997 DSOP”, collectively “DSOPs”) provide for the grant of stock options to our non-employee directors. The numbers of shares authorized for grant under the 2002 DSOP is 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options are granted annually at an exercise price equal to the fair market value of our common stock on the date of grant. The number of options granted annually to each director is fixed by the Director Plan. Prior to 2006, such options became fully exercisable on the first anniversary of their date of grant. Pursuant to an amendment, the grant made to the directors in January, 2006, vested immediately. Therefore, the corresponding expense was recorded in the quarter ended April 2, 2006. Starting in January 2007, the options granted to our director vest over four quarters.

As of December 31, 2007, there were 2.3 million shares available for grant under our Stock Incentive Plans and DSOPs. The following table summarizes changes in options outstanding and exercisable under our stock award plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
January 1, 2005	4,415,266	$11.70	2,876,822	$12.37
Granted	685,151	20.91
Exercised	(1,525,145)	12.27
Canceled	(356,346)	11.37
December 31, 2005	3,218,926	13.35	1,902,288	11.66
Granted	604,250	28.26
Exercised	(706,252)	11.43
Forfeited	(158,951)	21.27
Canceled	(7,000)	14.71
December 31, 2006	2,950,973	16.43	1,732,881	13.77
Granted	974,364	24.33
Exercised	(662,935)	12.72
Forfeited	(293,206)	21.98
Canceled	(21,740)	17.72
December 31, 2007	2,947,456	$19.31	1,668,742	$16.03

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

As of December 31, 2007, there was $10.7 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3 years and 7 months.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Vested	1,135,591	$14.14	4.94 years	$8.2
Expected to vest	971,690	$23.45	8.69 years	$0.6
Total	2,107,281	$18.43	6.67 years	$8.8

During fiscal years 2007, 2006, and 2005 the following activity occurred under our plans:

	2007	2006	2005
Total intrinsic value of stock options exercised	$8,004	$12,395	$23,569
Total fair value of stock awards vested	1,330	1,867	5,035
Total fair value of shared performance stock awards vested	1,236	-	-

The table below summarizes outstanding stock option data as of December 31, 2007, excluding 533,151 options outstanding, held by directors:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$3.52 - $7.92	520,968	4.07 years	$6.20	489,703	$6.10
$12.38 - $19.99	705,473	5.45 years	18.09	475,738	17.73
$22.00 - $33.96	1,187,864	9.10 years	25.47	170,150	27.26
	2,414,305	6.95 years	$19.15	1,135,591	$14.14

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

The following table summarizes changes in nonvested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value

Restricted stock:
Nonvested balance at December 31, 2006	113,361	$26.63
Granted	24,000	22.63
Vested	(60,619)	21.94
Forfeited	(12,742)	22.01
Nonvested balance at December 31, 2007	64,000	$22.51

The fair value of each restricted stock award (“RSA”) and unit (“RSU”) is the market price of our stock on the date of grant. As of December 31, 2007 and 2006, there was $0.8 million and $1.4 million, respectively, of total unrecognized compensation cost related to non-vested RSU’s. That cost is expected to be recognized over a weighted average period of 2 years and 5 months.

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

Total compensation expense (credit) related to performance stock awards was $1.4 million, $(1.0) million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $(1.0) million credit included in compensation expense for 2006, related to a change in our estimate of projected performance compared to performance targets.

Employee Stock Purchase Plan

We administer the Employee Stock Purchase Plan (the “ESPP”) under which five million shares are reserved for issuance. Employees with three months of continuous service prior to an offering period are eligible to participate in the ESPP. Eligible employees may elect to become participants in the ESPP and may contribute up to $21,250 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on the first day of the quarter and ends on the last day of the quarter. The stock purchase rights are used to purchase our common stock at 85 percent of the fair market value of a share as of the grant date applicable to the participant. We treat this expense as compensation. The compensation expense related to the ESPP for the years ended December 31, 2007 and 2006 was $510,700 and $543,000, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

Capital Stock

At December 31, 2007 and 2006, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized for issuance. At December 31, 2007 and 2006, 61,192,019 and 60,318,131 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2007 or 2006.

In 2006 we repurchased $100 million or approximately 3.8 million shares of our common stock under a share repurchase program.

Shareholder Rights Plan

In September 1997, the Board of Directors adopted a Share Purchase Rights Plan (the “Plan”) and, in accordance with such Plan, declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of common stock, payable to shareholders of record on October 31, 1997. All Rights pertaining to the Plan were extinguished on September 24, 2007. Pursuant to the terms of the Plan, the Rights expired and became null and void on September 24, 2007.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed using basic weighted average outstanding shares plus the dilutive effect on income from continuing operations of unvested restricted stock and outstanding stock options using the “treasury stock” method.

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2007	2006	2005
Weighted average common shares - basic	60,358,552	62,535,286	61,785,295
Dilutive effect of options, unvested restricted shares and other common stock equivalents	804,658	1,294,477	1,565,057
Weighted average shares - diluted	61,163,210	63,829,763	63,350,352

At December 31, 2007 and 2006, employees and directors held options to purchase 1,012,315 and 655,401 shares, respectively, of common stock that were anti-dilutive to the computation of diluted earnings (loss) per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Investment (Continued)

Accumulated Other Comprehensive Income (Loss)

At December 31, 2007, 2006 and 2005, accumulated other comprehensive income (loss) comprised the following, (thousands of dollars):

	December 31,
	2007	2006	2005
Currency translation adjustment, net	$8,842	$2,933	$(3,418)
Unamortized benefit plan costs, net of tax benefit of $4,320 and $16,446, respectively	(7,884)	(30,543)	-
Minimum pension liability adjustment net of tax benefit of $5,995	-	-	(12,727)
Unrealized gain on securities, net	95	49	-
Accumulated other comprehensive income (loss)	$1,053	$(27,561)	$(16,145)

At December 31, 2005, $4.9 million of the minimum pension liability adjustment relates to continuing operations and $7.8 million relates to discontinued operations. (See Note K).

Note G: Restructuring

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden have been reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and benefit from reduced costs. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. This restructuring, which was substantially completed by the end of 2006, resulted in charges for severance of $3.1 million for the elimination of 65 positions in Sweden. The restructuring costs also included facility closure costs of $1.3 million and other related costs of $0.3 million.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring included headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring is expected to be substantially completed by the end of the first fiscal quarter of 2007 and full implementation of the plan is expected to be completed by the end of 2007. During the fourth quarter of 2006, we recorded charges for severance of $6.8 million for the termination of 205 employees and $0.1 of other exit costs in accordance with SFAS 146. As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid.

The restructuring liability is summarized as follows (in thousands):

Total
Balance at December 31, 2006	$6,338
New charges	-
Cash payments	(6,338)
Balance at December 31, 2007	$-

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the sale, during the second quarter of 2005, we loaned the buyer $1.5 million. This note receivable, the $10.0 million long-term secured note and an additional $1.0 million of face value note were combined into a single $12.5 million long-term note receivable secured by the assets sold, bearing interest at an annual rate of LIBOR plus three percent with interest payable quarterly. We received the final payment of the note in December 2007.

We recognized a pre-tax loss on the sale of the Cincinnati Lamb business of $34.7 million during the quarter ended April 3, 2005. During the second quarter of 2006, we recognized an additional $1.2 million pre-tax loss on the sale of the Cincinnati Lamb business. The loss on the sale recorded in 2005 includes an $8.3 million gain related to cumulative translation adjustment and a $12.9 million charge related to the adjustment to recognize minimum pension liability related to Cincinnati Lamb, which previously had been included in the accumulated other comprehensive income component of shareholders’ investment (“OCI”). We also incurred $5.3 million of transaction-related expense primarily for severance and professional services.

On December 9, 2005, we completed the sale of the Landis Grinding Systems division (“Landis”). The consideration received for the Landis purchased assets consists of $69 million in cash, a $10 million two-year note at an interest rate of 5% per annum guaranteed by the buyer’s parent, classified as other current assets on the balance sheet, and the buyer’s assumption of certain liabilities, including certain pension and other post-retirement obligations. We received payment for the $10 million two-year note from Landis on December 10, 2007. We additionally recorded a $10.2 million favorable price adjustment related to net working assets at closing in 2005.

The gain on the sale of Landis was $42.9 million. The gain includes a $2.7 million gain related to cumulative translation adjustment, a $7.8 million charge for the write-off of goodwill, a $3.8 million accrual relating to the fair value of below-market leases provided to buyer under the terms of the sale agreement, and $14.3 million in settlement and curtailment gains that includes $13.8 million of long-term liabilities sold. We also incurred $2.8 million of transaction-related expense, primarily for professional services.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Discontinued Operations (Continued)

The following table sets forth the components of earnings (loss) from discontinued operations, net of tax, for the years ended December 31, 2007, 2006 and 2005 (thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
Product and service revenues	$-	$-	$223,460

Operating loss	-	-	(14,114)
Loss on sale of Cincinnati Lamb	-	-	(35,926)
Gain on sale of Landis	-	-	(42,945)
Loss from discontinued operations before tax	(1,995)	(3,747)	(7,095)
Benefit for income taxes	712	748	28,242
Earnings (loss) from discontinued operations net of tax	$(1,283)	$(2,999)	$21,147

The loss from discontinued operations, before tax, in 2007 includes the write-off of a $2.0 million account receivable related to the sale of the Cincinnati Lamb business.

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

The loss from discontinued operations, before tax, of $14.1 million in 2005, which includes non-cash impairment charges of $2.0 million and a $9.9 million charge relating to a legal settlement.

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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes

Earnings from continuing operations before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
United States	$26,180	$34,426	$41,950
International	12,999	11,148	12,575
Earnings from continuing operations before income taxes	$39,179	$45,574	$54,525

Income taxes for continuing operations consist of the following provision (thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
Current:
United States	$-	$(1,173)	$19
International	6,488	(1,315)	167
Total current	6,488	(2,488)	186

Deferred:
United States (a)	8,553	13,045	11,604
International	(198)	18	2,090
Total deferred	8,355	13,063	13,694
Provision for income taxes	$14,843	$10,575	$13,880

(a) U.S. income taxes include state taxes of approximately 1.2% per year.

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

	Year Ended December 31,
	2007	2006	2005
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	1.2%	(1.6)%	(0.9)%
Deductible goodwill & intangibles	0.0%	0.0%	2.8%
Tax credits	(4.3)%	(2.4)%	(8.9)%
Extraterritorial income exclusion	0.0%	(1.5)%	(1.6)%
Foreign net earnings taxed at other than U.S statutory rate (b)	2.3%	(4.0)%	(7.0)%
Tax settlement	0.0%	(11.9)%	0.0%
Provision to return true up	0.0%	4.9%	5.8%
Change in tax contingencies	(3.3)%	0.0%	0.0%
Nondeductible expenses	0.0%	2.0%	1.2%
Change in valuation allowance	5.6%	0.0%	0.0%
Stock compensation expense	2.2%	1.8%	0.0%
Officer’s life insurance	(2.1)%	0.0%	0.0%
Other items	1.3%	0.9%	(0.9)%
	37.9%	23.2%	25.5%

(b) Includes the effect of resolution of certain foreign tax audits.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31,
	2007	2006
Current deferred tax assets:
Accrued expenses	$13,970	$17,027
Receivable and inventories	10,264	9,397
Net operating loss carryforwards	37,730	17,859
Capitalized R&D	-	6,878
Other items	1,400	-
Total current deferred tax assets	63,364	51,161
Valuation allowance	(1,832)	(1,538)
Net current deferred tax assets	61,532	49,623

Long-term deferred tax assets:
Retiree medical benefits	11,163	12,972
Intangibles	8,601	10,311
Tax credit carryforwards	88,891	91,312
Deferred income	7,125	8,120
Fixed assets	1,676	1,004
Net operating loss carryforwards	30,839	32,974
Capitalized R&D	12,600	35,518
Cumulative translation adjustments	1,172	1,817
Pension	-	8,672
Other items	1,512	16
Total long-term deferred tax assets	163,579	202,716
Valuation allowance	(13,425)	(12,033)
Net long-term deferred tax assets	150,154	190,683

Deferred tax liabilities:
Pensions	(784)	-
Net deferred tax asset	$210,902	$240,306

We have considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include future tax benefits of discontinued operations that remain with us.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes (Continued)

We have available at December 31, 2007 net operating tax loss carryforwards in the United States of approximately $146.5 million, which result in a deferred tax asset of $51.3 million. These losses expire from 2023 through 2025.

We also have available at December 31, 2007 capital tax loss carryforwards in the United States of approximately $9.3 million which expire in 2010. No deferred tax asset has been recognized for capital loss carryforwards.

Our valuation allowance increased during 2007 primarily for certain foreign net operating loss carryforwards and general business credit carryforwards, which will not be used within their respective carryforward periods.

We have $34.2 million general business credit carryforwards and $53.2 million foreign tax credit carryforwards at December 31, 2007. The general business credit carryforwards have expiration dates ranging from 2010 through 2027. The foreign tax credit carryforwards have expiration dates ranging from 2013 to 2017. We have a valuation allowance of $1.2 million at December 31, 2007 for general business credit carryforwards.

We have a valuation allowance of $5.6 million at December 31, 2007 for deferred tax assets related to state net operating tax loss carryforwards from discontinued operations.  We have recognized deferred tax assets of $4.6 million at December 31, 2007 for state net operating loss carryforwards from continuing operations.

At December 31, 2007, we have foreign net operating tax loss carryforwards in the Netherlands and Canada which result in a deferred tax asset of $0.6 million after considering a valuation allowance of $1.3 million.  We also have a full valuation allowance against our U.K. capital loss carryforwards of $23.1 million as of December 31, 2007, which carries forward indefinitely.

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis. For example, in 2006 we recorded tax settlement benefits attributed to prior years of $5.4 million, primarily related to settlement of Canadian tax disputes.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2007, was $64.3 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”).  Upon adoption of FIN 48, we recognized a charge of $6.9 million to accumulated deficit in shareholders’ investment.  The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2007 (thousands of dollars):

For the year ended December 31, 2007
Balance at January 1, 2007	$21,132
Additions related to positions taken this year	-
Additions for tax positions of prior years	641
Reductions for tax positions of prior years	(1,633)
Reduction for tax positions of prior years – lapse of statute	(189)
Settlements	-
Balance at December 31, 2007	$19,951

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes (Continued)

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. We recognized approximately $0.1 million in interest and penalties for the years ended December 31, 2007.  We had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 – 2007 remain open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

Based on the outcome of relevant examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is not reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our financial statements at December 31, 2007.

Note J: Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in intellectual property lawsuits. Net pretax gains from IP settlements for the year ended December 31, 2006 was $16.5 million.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Most of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 80% of a certain portion of participants’ contributions. Matching contributions for these plans were $2.6 million and $1.2 million in fiscal years 2007 and 2006, respectively.

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

Effective December 31, 2006, we adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit or postretirement plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment of $17.5 million to the end-of-year balance of accumulated other comprehensive loss in shareholders’ investment to recognize unamortized pension and postretirement benefit plan costs as components of the ending balance of other comprehensive income, net of tax.

Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, this Standard requires us to eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and, instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We expect to incur between $0.5 million and $1.0 million as an adjustment to equity upon adoption of the remainder of this statement.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

We use a measurement date of September 30 for our pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status (thousands of dollars):

	2007		2006
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$182,767	$53,062	$201,354	$43,518
Service cost	1,810	-	5,757	1,106
Interest cost	10,712	2,591	11,642	2,234
Special termination benefits	-	-	1,350	-
Plan participants' contributions	1,456	-	3,350	-
Actuarial loss (gain)	(17,284)	(7,722)	(16,724)	3,481
Benefits paid	(5,198)	(2,339)	(5,112)	(3,134)
Application of SFAS No. 158	-	1,905	-	-
Curtailment	-	-	(18,850)	-
Foreign currency translation adjustment	-	770	-	5,857
Benefit obligation at end of year	174,263	48,267	182,767	53,062

Change in plan assets:
Fair value of plan assets at beginning of year	124,390	52,672	115,431	32,466
Actual return on plan assets	16,739	3,126	8,484	5,024
Plan participants' contributions	1,456	-	3,350	-
Employer contributions	2,246	590	2,226	12,481
Benefits paid	(5,198)	(2,339)	(5,112)	(3,134)
Application of SFAS No. 158	-	1,026	-	-
Settlement	-	-	-	-
Foreign currency translation adjustment	-	833	-	5,835
Fair value of plan assets at end of year	139,633	55,908	124,389	52,672

Funded status	(34,630)	7,641	(58,378)	(390)
Net amount recognized	$(34,630)	$7,641	$(58,378)	$(390)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets are classified as follows (thousands of dollars):

	2007		2006
	U.S.	Non U.S.	U.S.	Non U.S.
Noncurrent assets	21,889	8,520	2,135	-
Current liabilities	(3,221)	-	(2,596)	(390)
Noncurrent liabilities	(53,299)	(879)	(57,917)	-
Net amount recognized	$(34,631)	$7,641	$(58,378)	$(390)

The accumulated benefit cost for the U.S. plans was $165.7 million and $171.6 million as of December 31, 2007, and 2006, respectively. The accumulated benefit cost for the non-U.S. plans was $46.4 million and $53.1 million as of December 31, 2007, and 2006, respectively.

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (thousand of dollars):

	2007		2006
	U.S.	Non U.S.	U.S.	Non U.S.
Projected benefit obligation	$56,520	$1,905	$60,513	$53,062
Accumulated benefit obligation	$54,529	$1,026	$56,670	$53,062
Fair value of plan assets	$-	$-	$-	$52,672

We do not expect to contribute to our U.S. funded plans in 2008. We expect to contribute $3.2 million to our U.S. unfunded plans in 2008. For the non-U.S. plans, we do not expect to contribute for 2008.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2007 and 2006 fiscal years are as follows:

	2007		2006
	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	6.35%	5.88%	5.95%	5.00%
Rate of compensation increase	4.00%	3.00%	4.00%	N/A

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

U.S. plan assets consist primarily of equity securities, U.S. government securities, corporate bonds and 31,475 shares of our common stock at December 31, 2007 and 2006. The asset allocation for our U.S pension plans as of December 31, 2007 and 2006, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Target Allocation	2007	2006
Equity securities	65%	68%	59%
Debt securities	29%	24%	24%
Other	5%	5%	12%
Cash and cash equivalents	1%	3%	5%
Total	100%	100%	100%

Most of our U.S. pension obligations are 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to invest for strong long-term returns. As a result of a reversion of surplus pension assets in 2001, the allocation of assets among asset categories is different from our target allocation. Our objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, are $7.5 million and $14.5 million at December 31, 2007 and 2006, respectively.  They include holdings in partnerships and funds that invest in public and private debt and equity and emerging markets real estate. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.

Non-U.S. plan assets consist primarily of equity securities, non-U.S. government securities, and corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2007 and 2006, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2007	2006
Equity securities	60%	73%	74%
Debt securities	40%	26%	25%
Cash and cash equivalents and other	-	1%	1%
Total	100%	100%	100%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

In  2006 and 2005, we offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $1.4 million and $2.0 million, respectively. A summary of the components of net periodic pension expense (income) for our defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense:
Service cost	$1,810	$-	$5,757	$1,106	$8,254	$3,459
Interest cost	10,712	2,591	11,642	2,234	10,107	5,947
Expected return on plan assets	(10,443)	(3,127)	(10,023)	(3,061)	(10,086)	(5,682)
Amortization of prior service cost	577	-	676	-	714	-
Recognized net actuarial loss	3,768	411	4,491	454	3,282	1,239
Amortization of transition asset	-	(169)	-	(159)	-	(336)
Special termination benefits	-	-	1,350	-	2,027	-
Curtailment and settlement charges	-	-	(2,146)	-	(171)	(2,691)
	6,423	(294)	11,747	574	14,127	1,936
Defined contribution plans	350	730	1,099	526	2,232	932
Net periodic pension expense	$6,773	$436	$12,846	$1,100	$16,359	$2,868

For the year ended December 31, 2005, net periodic pension income of $11.9 million, relating to our non-U.S. plans is classified in loss from discontinued operations on our consolidated statements of operations. The portion of U.S. plan net periodic pension expense classified in loss from discontinued operations is $4.0 million for the year ended December 31, 2005.

The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005
Discount rate	6.35%	5.91%	6.00%	5.90%	5.00%	5.50%
Expected return on plan assets	8.75%	8.75%	9.00%	6.40%	7.60%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	N/A	3.75%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Our analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.75% for the September 30, 2007, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the non-U.S. plans supports a long term rate of return of approximately 6.40% based on the long-term perspective of the investments and the historical results of investment funds.

The table below sets forth the expected future pension benefit payments for the next five years and the following five-year period (millions of dollars):

Years	U.S.	Non U.S.
2008	$6,263	$2,378
2009	6,787	2,599
2010	7,391	2,633
2011	7,955	2,833
2012	9,007	2,838
2013 through 2017	56,313	15,621

Other Postretirement Benefits

In addition to pension benefits, certain U.S. employees are covered by postretirement health care and life insurance benefit plans provided by us. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized in our balance sheets (thousands of dollars):

	December 31,
	2007	2006
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$3,252	$4,953
Service cost	-	16
Interest cost	177	264
Actuarial loss (gain)	(152)	(1,549)
Benefits paid	(251)	(318)
Curtailment	-	(114)
Benefit obligation at end of year	3,026	3,252

Funded status	(3,026)	(3,252)
Unrecognized net actuarial loss	-	-
Fourth quarter contribution	75	76
Accrued postretirement benefit obligation	$(2,951)	$(3,176)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

A summary of our net periodic postretirement (benefit) cost is as follows (thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
Components of net periodic postretirement (benefit) cost:
Service cost	$-	$16	$134
Interest cost	177	264	1,563
Recognized actuarial loss and transition obligation	-	110	374
Amortization of prior service cost	-	-	(598)
Curtailment	-	-	(12,274)
Settlement	-	-	(25,694)
Net periodic postretirement (benefit) cost	$177	$390	$(36,495)

For the year ended December 31, 2005, ($36.5) million of the net periodic postretirement benefit is classified as a gain from discontinued operations within our consolidated statements of operations.

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 6.10% and 5.70% at December 31, 2007 and 2006, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were 5.70%, 5.58% and 6.00%, respectively. The assumed health care cost trend rate for fiscal year 2007 was 8.50% and is projected to decrease over seven years to 5.00%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $0.2 million, while a one-percentage point decrease results in a decrease of $0.2 million.

Estimated future gross benefit payments are $0.3 million for each of the next five years, 2008 through 2012, and $1.3 million in aggregate for the subsequent five-year period, 2013 through 2017.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty liability from continuing operations during the years ended December 31, 2007 and 2006, (thousands of dollars):

	Year Ended December 31,
	2007	2006
Beginning balance	$6,800	$5,542
Payments	(6,235)	(8,231)
Increase in liability (new warranties issued)	3,740	9,489
Ending balance	$4,305	$6,800

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note M: Related Party Transactions

Unitrin, Inc. and its subsidiaries (“Unitrin”) is a significant shareholder, owning 21% of our outstanding shares. In January 2005, Unitrin’s Life and Health Insurance segment agreed to hire one of our subsidiaries to develop the software for the next generation of Life and Health Insurance’s handheld computers. For the years ended December 31, 2007, 2006 and 2005, we recognized $0.1 million, $0.3 million and $2.7 million, respectively, in revenues from Unitrin for the sale of hardware. Also, as of December 31, 2007and 2006, there was $0.4 million and $0.3 million, respectively, of deferred service revenue from Unitrin. We believe that the prices of goods and services sold to Unitrin are comparable to those received from unaffiliated third parties. As of December 31, 2007 and 2006, accounts receivable from Unitrin were not material.

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

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is also not practicable to segregate total assets by segment. Total assets for the year ended December 31, 2007 and 2006 were $900.6 million and $810.3 million, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N: Segment Reporting (Continued)

The following table sets forth our operations by reportable segment (millions of dollars):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	$692.0	$692.4	$721.0
Service	157.2	157.6	154.5
Total	$849.2	$850.0	$875.5

Gross profit:
Product	259.9	262.7	300.3
Service	67.0	69.3	62.6
Total	$326.9	$332.0	$362.9

For 2007 and 2006, one customer accounted for more than 10% of our consolidated revenues. Total sales to this customer were $108.7 million, $99.8 million and $80.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and primarily related to product sales. No single customer accounted for more than 10% of our consolidated revenues in 2005.

The following table sets forth our revenues by product lines (millions of dollars):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Systems and solutions	$485.6	$477.2	$497.8
Printer and media	206.4	215.2	223.2
Service	157.2	157.6	154.5
Total	$849.2	$850.0	$875.5

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (millions of dollars):

	Year Ended December 31,
	2007	2006	2005

North America	$422.9	$494.4	$512.4
Europe, Middle East and Africa	290.6	241.1	260.4
All others	135.7	114.5	102.7
Total	$849.2	$850.0	$875.5

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N: Segment Reporting (Continued)

The following table sets forth our long-lived assets by geographic region (millions of dollars):

	December 31,
	2007	2006

North America	$87.7	$63.1
Europe, Middle East and Africa	14.8	5.7
All others	1.7	1.7
Total	$104.2	$70.5

The following table sets forth depreciation for our long-lived assets by geographic region (millions of dollars):

	Year Ended December 31,
	2007	2006	2005

North America	$10.4	$8.9	$7.3
Europe, Middle East and Africa	1.5	1.3	1.9
All others	0.7	0.3	0.3
Total	$12.6	$10.5	$9.5

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Below is unaudited quarterly financial information for 2007 and 2006 (in millions, except earnings per share and common stock sales price):

	2007
	Q1	Q2	Q3	Q4 (a)
Revenues	$179.3	$210.5	$206.0	$253.4
Gross profit	64.5	81.2	78.1	103.1
Earnings from continuing operations	(4.4)	7.9	4.4	16.4
Net earnings (b)	(4.4)	6.6	4.4	16.4
Basic earnings per share	$(0.07)	$0.11	$0.07	$0.27
Diluted earnings (loss) per share	$(0.07)	$0.11	$0.07	$0.27
Common stock sales price per share:
High	$25.81	$26.40	$30.16	$27.48
Low	$20.50	$20.90	$23.32	$20.12

	2006
	Q1	Q2	Q3	Q4
Revenues	$203.8	$231.4	$195.9	$218.9
Gross profit	80.4	93.6	76.1	81.9
Earnings from continuing operations	15.1	11.3	3.4	5.2
Net earnings (b)	14.0	10.4	4.8	2.8
Basic earnings per share	$0.22	$0.16	$0.07	$0.05
Diluted earnings per share	$0.22	$0.16	$0.07	$0.05
Common stock sales price per share:
High	$38.81	$30.40	$30.74	$26.43
Low	$29.71	$21.45	$20.50	$21.00

(a) Includes certain adjustments, after tax, totaling approximately $1.3 million, which primarily relate to royalty revenues which should have been recorded in prior quarters of 2007.

(b) Includes earnings (loss) from discontinued operations as follows (millions of dollars):

	2007	2006
First Quarter	$-	$(1.1)
Second Quarter	(1.3)	(0.9)
Third Quarter	-	1.3
Fourth Quarter	-	(2.3)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006, and 2005
(Thousands of Dollars)

	Balance at beginning of period	Costs charged to expenses	Deductions and write-offs	Balance at end of period
As of December 31, 2007
Allowance for accounts receivable	$3,653	$342	$(159)	$3,836
Allowance for sales returns	4,143	-	4,875	9,018
As of December 31, 2006
Allowance for accounts receivable	$4,409	$85	$(841)	$3,653
Allowance for sales returns	3,748	-	395	4,143
As of December 31, 2005
Allowance for accounts receivable	$5,619	$714	$(1,924)	$4,409
Allowance for sales returns	3,181	-	567	3,748

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Restated Certificate of Incorporation of Intermec, Inc. (formerly, UNOVA, Inc. and referred to below as the “Company”), filed as Exhibit 3.1 to the Company’s May 17, 2006, current report on Form 8-K, and incorporated herein by reference.

3.2	By-Laws of the Company., as amended July 19, 2007 filed as Exhibit 3.1 to the Company’s July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.
4.1
Indenture, dated as of March 11, 1998, between the Company and The First National Bank of Chicago, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.5 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference (the “Indenture”).

4.2
Resignation, Appointment and Acceptance Agreement, dated March 16, 2001, among Bank One, N.A., as successor-in-interest to The First National Bank of Chicago, National City Bank of Indiana, and the Company in relation to the Indenture, filed as Exhibit 4.14 to the Company’s 2002 annual report on Form 10-K, and incorporated herein by reference.

4.3	Form of 7.00% Notes due March 15, 2008, issued by the Company under the Indenture, filed as Exhibit 4.7 to the Company’s 1997 annual report on Form 10-K, and incorporated herein by reference.
4.4
Credit Agreement between the Company, as the Borrower,  and Wells Fargo Bank, National Association, as the Lender, dated as of September 27, 2007,  filed as Exhibit 10.6 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.5
Revolving Line of Credit Note between the Company, as the Borrower,  and Wells Fargo Bank, National Association, as the Lender, dated as of September 27, 2007,  filed as Exhibit 10.7 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.6
Continuing Guaranty by Intermec IP Corp, as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.8 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.7
Continuing Guaranty by Intermec Technologies Corporation, as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.9 to the September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.
Continuing Guaranty by Intermec Technologies Manufacturing, LLC, as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.10 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1
Distribution and Indemnity Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.1 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.2
Tax Sharing Agreement, dated October 31, 1997 between Western Atlas Inc. and the Company, filed as Exhibit 10.2 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.3
Intellectual Property Agreement, dated October 31, 1997 between Western Atlas Inc. and the Company, filed as Exhibit 10.4 to the Company’s September 30, 1997, quarterly report on Form 10-Q, and incorporated herein by reference.

10.4	Director Stock Option and Fee Plan, filed as Exhibit 10.7 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.5	Amendment No. 1 to the Director Stock Option and Fee Plan, filed as Exhibit 10.13 to the Company’s September 30, 1999 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.6	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007* **
10.7
Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in fiscal year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.8
Employee Benefits Agreement, dated October 31, 1997, between Western Atlas Inc., and the Company, filed as Exhibit 10.3 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.9
Amended and Restated Change of Control Employment Agreement applicable to the Company’s Chief Executive Officer, as amended  July 18, 2007, filed as Exhibit 10.2 to the Company’s  July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.10
Amended and Restated Change of Control Employment Agreement applicable to the Company’s Executive Officers other than the Chief Executive Officer, as amended  July 18, 2007, filed as Exhibit 10.3 to the Company’s  July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.11
Executive Severance Plan, Chief Executive Officer, effective as of March 30, 2007, filed as Exhibit 10.9 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.12
Executive Severance Plan, Senior Vice Presidents and Elected Vice Presidents, effective as of March 30, 2007, filed as Exhibit 10.10 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.13
Employment Agreement between the Company and Thomas O. Miller, dated as of October 21, 2005, filed as Exhibit 4.1 to the Company’s October 2, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.14	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.15
Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as exhibit 10.7 to the Company’s  July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.16	1997 Stock Incentive Plan, as amended March 30, 2007, filed as Exhibit 10.4 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.17	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.18	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.19
Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.20
Amendment of Restricted Stock Agreements, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.21
Management Incentive Compensation Plan, Amended and Restated as of January 1, 2008,  filed as Exhibit 10.10 to the Company’s  July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.22
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.23
2004 Long Term Performance Share Program, a sub-plan under the 2004 Omnibus Incentive Compensation Plan, filed as exhibit 10.12 to the Company’s July 1, 2007 quarterly report on form 10-Q, and incorporated herein by reference.**

10.24	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.25	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006. **
10.26
2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), As Amended Effective January 1, 2006, filed as Exhibit 10.27 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.27
Form of Restricted Stock Agreement for awards under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) and the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.28	Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.29
Restricted Stock Unit Agreement with Thomas O. Miller, under the 2004 Plan, dated as of May 6, 2004 (portions omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission), filed as Exhibit 10.6 to the Company’s September 30, 2004, quarterly report on Form 10-Q/A, and incorporated herein by reference.**

10.30
Amended and Restated Restricted Stock Unit Agreement, dated September 13, 2007, between the Company. and Lanny H. Michael,  filed as Exhibit 10.3 to the Company’s  September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.31
Amended and Restated Restricted Stock Unit Agreement, dated September 13, 2007, between the Company and  Janis L. Harwell,  filed as Exhibit 10.4 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.32
Restricted Stock Unit Agreement dated September 13, 2007, between the Company and  Janis L. Harwell,  filed as Exhibit 10.5 to the Company’s  September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.33
Form of Performance Share Unit Agreement under the Long-Term Program for use after 2005, filed as Exhibit 10.30 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.34
Form of Amendment dated December 23, 2005, to all Performance Share Unit Agreements for Performance Periods begun in 2004 and 2005, filed as Exhibit 10.31 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.35	Arrangement for Annual Incentives for 2004 and 2005, filed as Exhibit 10.1 to the Company’s February 23, 2005, current report on Form 8-K, and incorporated herein by reference.**
10.36	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q and incorporated herein by reference.**
10.37	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.38	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.39	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.40
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan), filed as Exhibit 10.5 to the July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference. **

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.41	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.42	Summary Sheet—Employment Arrangement with Lanny H. Michael, filed as Exhibit 3.2 to the Company’s October 1, 2006, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.43
Summary Sheet – Compensation Arrangements for Patrick J. Byrne, President and Chief Executive Officer, filed as Exhibit 10.13 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.44
Cash Retention Agreement, dated as of March 30, 2007, between the Company and  Steven J. Winter, filed as Exhibit 10.1 to the Company’s September 30, 2007 quarterly report on form 10-Q, and incorporated herein by reference.**

10.45
Separation Agreement, dated as of October 9, 2007, between the Company and  Steven J. Winter, filed as Exhibit 10.2 to the Company’s September 30, 2007 quarterly report on form 10-Q, and incorporated herein by reference.**

10.46
Purchase and Sale Agreement, dated as of March 17, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited, Cincinnati Machine U.K. Limited (now UNOVA Operations U.K. Limited), Honsberg Lamb Sonderwerkzeugmachinen GmbH (now UNOVA Germany GmbH), UNOVA Canada, Inc., and UNOVA IP Corp., as Selling entities, and R&B Plastics Holdings, Inc. and MAG Industrial Automation Systems, LLC, as Purchasing Entities (the “Cincinnati Purchase and Sale Agreement”), filed as Exhibit 4.1 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 2, 2008.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 2, 2008.*
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 2, 2008.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 2, 2008.*

*   Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

**                    Compensatory plan or arrangement.