Form 10-K/A
period 2007-12-31
Intermec, Inc.
filed 2008-03-27
CIK 1044590

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):
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

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2007

EXPLANATORY NOTE

Intermec, Inc.  is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), which was originally filed on March 3, 2008 (the “Original Filing”), to revise the date of and correct certain other typographical errors within the Report of Independent Registered Public Accounting Firm (the “Report”) included on pages 49 and 50 of the Original Filing.

While the changes effected by this Amendment are solely to amend the Report as described above, we have set forth in this Amendment the complete text of Item 8 of the 2007 10-K, an updated Consent of Independent Registered Public Accounting Firm and updated officer certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934.

By this Amendment we have not amended, except as described above, or updated any information contained in the Original Filing, and this Amendment should be read in conjunction with our filings made with the United States Securities and Exchange Commission subsequent to the Original Filing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment.” Effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”

As discussed in Note A to the financial statements, the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been restated.

/s/ Deloitte & Touche LLP

Seattle, WA
March 2, 2008

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
Lanny H. Michael
Senior Vice President, Chief Financial Officer
March 27, 2008

INTERMEC, INC.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 (a) and 15 (d)-14 (a) under the Securities Exchange Act of 1934, as amended), dated March 27, 2008.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 (a) and 15 (d)-14 (a) under the Securities Exchange Act of 1934, as amended), dated March 27, 2008.

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 27, 2008.

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 27, 2008.