Form 10-Q
period 2008-05-05
Intermec, Inc.
filed 2008-05-06
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):.

Large accelerated filer ☒	Accelerated filer 

Non-accelerated filer 	Smaller reporting company filer 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 27, 2008
Common Stock, $0.01 par value per share	61,553,416 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Quarter Ended
	March 30, 2008	April 1, 2007
Revenues:
Product	$179,574	$141,512
Service	37,205	37,806
Total revenues	216,779	179,318

Costs and expenses:
Cost of product revenues	107,705	92,194
Cost of service revenues	21,706	22,583
Research and development	16,522	16,506
Selling, general and administrative	58,636	53,055
Total costs and expenses	204,569	184,338

Operating profit (loss)	12,210	(5,020)
Interest income	1,675	2,553
Interest expense	(1,790)	(2,295)
Earnings (loss) before income taxes	12,095	(4,762)
Provision (benefit) for income taxes	4,389	(330)
Net earnings (loss)	$7,706	$(4,432)

Basic earnings (loss) per share	$0.13	$(0.07)

Diluted earnings (loss) per share	$0.13	$(0.07)

Shares used in computing basic earnings (loss) per share	60,956	59,990

Shares used in computing diluted earnings (loss) per share	61,475	59,990

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	March 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$186,528	$237,247
Short-term investments	1,137	28,230
Accounts receivable, net of allowance for doubtful accounts and sales returns of $11,700 and $12,854	166,033	191,487
Inventories	130,172	113,145
Net current deferred tax assets	61,532	61,532
Other current assets	13,752	14,690
Total current assets	559,154	646,331

Property, plant and equipment, net	48,490	47,732
Intangibles, net	3,906	4,138
Net deferred tax assets	146,873	150,154
Other assets	58,397	52,280
Total assets	$816,820	$900,635

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$141,416	$141,667
Payroll and related expenses	24,900	32,170
Deferred revenue	54,948	49,020
Current debt	-	100,000
Total current liabilities	221,264	322,857

Long-term deferred revenue	19,114	20,109
Other long-term liabilities	74,946	73,558

Shareholders' investment:
Common stock (250,000 shares authorized, 61,490 and 61,192 shares issued and outstanding)	615	612
Additional paid-in-capital	685,099	679,241
Accumulated deficit	(189,917)	(196,795)
Accumulated other comprehensive income	5,699	1,053
Total shareholders' investment	501,496	484,111
Total liabilities and shareholders' investment	$816,820	$900,635

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Quarter Ended
	March 30,	April 1,
	2008	2007

Cash and cash equivalents at beginning of period	$237,247	$155,027

Cash flows from operating activities:
Net earnings (loss)	7,706	(4,432)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,742	3,093
Change in prepaid pension costs, net	706	(990)
Deferred taxes	3,804	166
Stock-based compensation and other	2,056	1,654
Excess tax benefits from stock-based payment arrangements	(581)	(649)
Changes in operating assets and liabilities:
Accounts receivable	25,454	9,685
Inventories	(21,380)	(13,301)
Other current assets	938	152
Accounts payable and accrued expenses	(372)	282
Payroll and related expenses	(7,270)	(9,543)
Other long-term liabilities	3,525	2,895
Other operating activities	(812)	(891)
Net cash provided by (used in) operating activities	17,516	(11,879)

Cash flows from investing activities:
Capital expenditures	(3,803)	(2,160)
Purchases of investments	(760)	(595)
Sale of investments	27,755	837
Patent legal fees	(778)	(535)
Other investing activities	-	(42)
Net cash provided by (used in) investing activities	22,414	(2,495)

Cash flows from financing activities:
Repayment of debt	(100,000)	-
Excess tax benefits from stock-based payment arrangements	581	649
Stock options exercised	2,345	1,389
Other financing activities	879	521
Net cash provided by (used in) financing activities	(96,195)	2,559

Effect of exchange rate changes on cash and cash equivalents	5,546	749
Resulting decrease in cash and cash equivalents	(50,719)	(11,066)

Cash and cash equivalents at end of period	$186,528	$143,961

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year-ended December 31, 2007 (the “Annual Report on Form 10-K for the year ended December 31, 2007”).

Reclassification and Correction of Error

Prior to the fourth quarter of 2007, we provided the effect of exchange rates on cash and cash equivalents as supplemental information within the Consolidated Statement of Cash Flows. We have determined that the effect of exchange rates on cash and cash equivalents should more appropriately be recorded as a reconciling item between beginning and ending cash and cash equivalents and accordingly have reclassified $0.7 million from “net cash provided by operating activities” within the Consolidated Statement of Cash Flows to “effect of exchange rate changes on cash and cash equivalents” for the quarter ended April 1, 2007 for comparability. Also, expenses incurred for research and development have been reclassified from selling, general and administrative expenses for the quarter ended April 1, 2007 for comparability.

Accounting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We adopted SFAS No. 159 effective January 1, 2008 and elected to not adopt the fair value option for any financial assets or liabilities. The adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to all financial instruments that are being measured and reported on a fair value basis. As defined in this statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. While SFAS 157 is effective in the first fiscal quarter of 2008, the FASB provided a one year deferral for the implementation with respect to other nonfinancial assets and liabilities. We have deferred implementation of SFAS No. 157 for our nonfinancial assets and liabilities.

SFAS No. 157 requires financial assets and liabilities to be classified and disclosed in one of the following three categories:
●	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets.
●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our level 1 financial instrument values are based on quoted market prices in active markets for identical assets, which we use to value our certificates of deposit, money market funds and equity securities. Our level 2 financial instrument values are based on comparable sales, such as quoted market rates for similar contracts. We do not have any financial instruments that require valuation using level 3 inputs.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation (continued)

Our financial assets and liabilities subject to these fair value measurement provisions comprised the following (thousands of dollars):

				Balance as of
	Level 1	Level 2	Level 3	March 30, 2008
Money market funds	$108,208	$-	$-	$108,208
Certificates of deposit	7,674	-	-	7,674
Stock	377	-	-	377
Derivative instruments - assets	-	2,799	-	2,799
Total assets at fair value	$116,259	$2,799	$-	$119,058

				Balance as of
	Level 1	Level 2	Level 3	March 30, 2008
Derivative instruments - liabilites	$-	$(7,042)	$-	$(7,042)
Total liabilities at fair value	$-	$(7,042)	$-	$(7,042)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, SFAS No. 158 required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We expect to incur between $0.5 million and $1.0 million as an adjustment to retained earnings upon adoption of the remainder of this statement.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”), which we adopted on January 1, 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12 (“Opinion 12”), “Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” based on the substantive agreement with the employee. Upon adoption of EITF 06-4, as of January 1, 2008, we increased accumulated deficit $0.9 million, recognized a $1.4 million long-term liability, and recorded a tax effect of $0.5 million within long-term deferred tax assets.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will be effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

2. Inventories

Inventories comprise the following (thousands of dollars):

	March 30, 2008	December 31, 2007

Raw materials	$68,115	$65,257
Work in process	373	1,318
Finished goods	61,684	46,569
Inventories	$130,172	$113,145

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Debt

We have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at March 30, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2008, and as of March 30, 2008, no borrowings were outstanding under this facility. As of March 30, 2008, we were in compliance with all financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

During March 2008, we paid off our $100.0 million senior unsecured debt.

We also have letter-of-credit reimbursement agreements totaling $4.6 million at March 30, 2008, compared to $3.9 million at December 31, 2007.

4. Provision for Income Taxes

The tax provision for the quarter ended March 30, 2008 reflects an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%.  The tax provision for the quarter includes a 1.4% benefit related to settlement of a foreign tax dispute.  The tax benefit for the quarter ended April 1, 2007 resulted from an operating loss and reflects an effective tax benefit from continuing operations of (6.9%) compared to a U.S. statutory rate of 35%. The tax benefit for the quarter ended April 1, 2007 was reduced primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance and the impact of changes in tax rates.

5. Shares Used in Computing Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Quarter Ended
	March 30, 2008	April 1, 2007
Weighted average shares - basic	60,956,467	59,990,018
Dilutive effect of unvested restricted shares and stock options	518,473	-
Weighted average shares - diluted	61,474,940	59,990,018

Our employees and directors held options to purchase 1,523,065 shares of our common stock for the quarter ended March 30, 2008, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings. For the quarter ended April 1, 2007, diluted weighted average shares excludes 918,171 weighted average unvested stock options and restricted shares, because they would have been anti-dilutive, due to our reported net loss.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. Equity

For the quarter ended March 30, 2008, we granted 113,000 options to employees with a Black-Scholes value of $9.32 a share, which will vest annually in even quantities over the next five years. The Black-Scholes assumptions used for this calculation were as follows:

Fair value assumptions	March 30, 2008
Expected life in years	4.80
Annualized volatility	44.66%
Annual rate of quarterly dividends	0.00%
Discount rate - bond equivalent yield	2.94%

Our accumulated other comprehensive income comprised the following (thousands of dollars):

	March 30, 2008	December 31, 2007
Currency translation adjustment, net	$13,597	$8,842
Unamortized benefit plan costs, net of tax benefit of $4,669 and $4,320, respectively	(7,895)	(7,884)
Unrealized gain (loss) on securities, net	(3)	95
Accumulated other comprehensive income	$5,699	$1,053

    Other comprehensive income for the quarters ended March 30, 2008 and April 1, 2007, was as follows (thousands of dollars):

	Quarter Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$7,706	$(4,432)
Other comprehensive income (loss):
Change in equity due to foreign currency translation adjustments	4,755	71
Unrealized (loss) gain on investment, net of tax	(98)	7
Amortization of benefit plan costs, net of tax	(11)	963
Other comprehensive income (loss)	$12,352	$(3,391)

7. Segment Reporting

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

For the quarter ended March 30, 2008, one customer accounted for more than 10% of our revenues. Total sales to this customer were $26.6 million for the quarter ended March 30, 2008. For the quarter ended April 1, 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were $18.3 million for the quarter ended April 1, 2007.

   INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Segment Reporting (continued)

The following table sets forth our operations by reportable segment (millions of dollars):

	Quarter Ended
	March 30, 2008	April 1, 2007
Revenues:
Product	$179.6	$141.5
Service	37.2	37.8
Total	$216.8	$179.3

Gross profit:
Product	$71.9	$49.3
Service	15.5	15.2
Total	$87.4	$64.5

The following table sets forth our revenues by product lines (millions of dollars):

	Quarter Ended
	March 30, 2008	April 1, 2007
Revenues:
Systems and solutions	$126.0	$93.5
Printer and media	53.6	48.0
Service	37.2	37.8
Total	$216.8	$179.3

8. Commitments and Contingencies

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

	Quarter Ended
	March 30, 2008	April 1, 2007
Beginning Balance	$4,305	$6,800
Payments	(791)	(693)
Increase in liability (new warranties issued)	764	261
Ending Balance	$4,278	$6,368

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of March 30, 2008, or December 31, 2007. We have not made any significant indemnification payments as a result of these clauses.

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

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and postretirement periodic benefit cost (credit) for the quarters ended March 30, 2008, and April 1, 2007, are as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Quarters Ended March 30, 2008, and April 1, 2007:	2008	2007	2008	2007	2008	2007
Service cost	$366	$452	$-	$-	$-	$-
Interest cost	2,705	2,678	666	644	44	44
Expected return on plan assets	(2,871)	(2,611)	(904)	(836)	-	-
Amortization and deferrals:
Transition asset	-	-	(42)	(42)	-	-
Actuarial loss	349	942	-	102	-	-
Prior service cost	144	145	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$693	$1,606	$(280)	$(132)	$44	$44

During the quarter ended March 30, 2008, we contributed approximately $2.5 million to our pension and other postretirement benefit plans, comprising $1.0 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.9 million in matching contributions to our 401(k) plan, and $0.6 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the first quarter of 2008. We expect to contribute an additional $10.1 million to these plans during the remainder of 2008, of which $5.3 million relates to benefit payments on our unfunded U.S. defined benefit plans, $2.7 million in matching contributions to our 401(k) plan, $1.8 million in contributions to our foreign pension plans and $0.3 million in benefit payments pertaining to our other postretirement benefit plans.

In September 2006, the EITF issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which we adopted on January 1, 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” or Opinion 12, “Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” based on the substantive agreement with the employee.

We have endorsement split-dollar life insurance policy agreements, which we own and control, with a group of employees. Each of these agreements was entered into as a separate agreement between us and the employee, and we endorsed a portion of the death benefits to the employee’s beneficiary. Under the guidance of EITF 06-4 these agreements represent a post retirement plan, and we have accrued a liability for the present value of the future death benefit in accordance with FAS 106, for any endorsement split-dollar life insurance policies.

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

Forward-looking statements involve and are dependent upon certain risks and uncertainties and are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com. You are encouraged to review the discussion below in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, “Item 1A. Risk Factors,” of this filing, as well as the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which discuss risk factors associated with our business.

Results of Operations

The following discussion compares our results of operations for the quarters ended March 30, 2008, and April 1, 2007. Results of operations and percentage of revenues were as follows (millions of dollars):

	Quarter Ended
	March 30, 2008		April 1, 2007
	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$216.8		$179.3
Costs and expenses:
Cost of revenues	129.4	59.7%	114.7	64.0%
Research and development	16.5	7.6%	16.5	9.2%
Selling, general and administrative	58.7	27.1%	53.1	29.6%
Total costs and expenses	204.6	94.4%	184.3	102.8%

Operating profit (loss)	12.2	5.6%	(5.0)	-2.8%
Interest, net	(0.1)	-0.1%	0.3	0.1%
Earnings (loss) before income taxes	12.1	5.6%	(4.7)	-2.7%
Provision (benefit) for income taxes	4.4	2.0%	(0.3)	-0.2%
Net earnings (loss)	$7.7	3.6%	$(4.4)	-2.5%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and as a percentage of total revenues from operations for the quarters ended March 30, 2008, and April 1, 2007, were as follows (millions of dollars):

	Quarter Ended
	March 30, 2008		April 1, 2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$126.0	58.1%	$93.5	52.1%	$32.5	34.8%
Printer and media	53.6	24.7%	48.0	26.8%	5.6	11.7%
Service	37.2	17.2%	37.8	21.1%	(0.6)	(1.6)%
Total revenues	$216.8	100.0%	$179.3	100.0%	$37.5	20.9%

Revenues by geographic region and as a percentage of total revenues from operations for the quarters ended March 30, 2008, and April 1, 2007, were as follows (millions of dollars):

	Quarter Ended
	March 30, 2008		April 1, 2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$114.1	52.6%	$91.1	50.8%	$23.0	25.2%
Europe, Middle East and Africa
(EMEA)	78.0	36.0%	62.9	35.1%	15.1	24.0%
All others	24.7	11.4%	25.3	14.1%	(0.6)	(2.4)%
Total revenues	$216.8	100.0%	$179.3	100.0%	$37.5	20.9%

The increase in quarterly revenue of $37.5 million, or 20.9%, was primarily attributable to a $38.1 million increase in product revenue, which was partially offset by a $0.6 million decrease in service revenue. The increase in product revenue was attributable to a $32.5 million increase in systems and solution products and a $5.6 million increase in printer and media products. Growth of $32.5 million, or 34.8%, by Systems and Solutions was attributed to ongoing strength in the CN3 and newly launched CN3e products within the terminal family. These deployments occurred in every region and within our targeted verticals of transportation and logistics, retail and industrial. Additionally, growth of $5.6 million, or 11.7%, in our printer and media business was driven by new orders for industrial printers as well as our portable printers. Growth came from North America, EMEA and the Asia Pacific regions.

Service revenues decreased $0.6 million, or 1.6%, over the corresponding prior-year period. This decrease was primarily attributable to a decrease in hardware sales during early 2007, which resulted in lower service contracts.

Geographically, revenues in North America and EMEA increased $23.0 million, or 25.2%, and $15.1 million, or 24.0%, respectively, over the corresponding prior-year period. The increases were primarily attributable to strong hardware demand in both regions, with new product introductions driving a majority of the growth. The changes in foreign currency conversion rates favorably impacted EMEA revenue by $7.0 million as compared to prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the quarters ended March 30, 2008 and April 1, 2007, were as follows (millions of dollars):

	Quarter Ended
	March 30, 2008		April 1, 2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$71.9	40.0%	$49.3	34.9%
Service	15.5	41.7%	15.2	40.3%
Total Gross Profit and Gross Margin	$87.4	40.3%	$64.5	36.0%

The total gross profit for the quarter ended March 30, 2008, increased $22.9 million, or 35.5%, compared to the corresponding prior-year period. The increase in total gross profit primarily resulted from a $22.6 million increase in product gross profit due to the product revenue growth and improvement in related gross margins.

Product gross margin for the quarter ended March 30, 2008, increased 5.1 percentage points as compared to the quarter ended April 1, 2007. The increase in product gross margin is primarily due to higher unit volume, higher absorption on higher volumes and favorable impact of foreign currency on revenue. Service gross margins increased 1.4 percentage points for the quarter ended March 30, 2008, over the corresponding prior-year period, due to improvements in the cost structure.

Research and Development

	Three months ended
	March 30, 2008	Change from prior year	April 1, 2007
Research and development expense	$16.5	$-	$16.5

The total research and development expense was $16.5 million for the quarters ended March 30, 2008 and April 1, 2007.

Selling, General and Administrative

	Three months ended
	March 30, 2008	Change from prior year	April 1, 2007
Selling, general and administrative expense	$58.7	$5.6	$53.1

The total selling, general and administrative (“SG&A”) expenses were $58.7 million and $53.1 million for the quarters ended March 30, 2008 and April 1, 2007, respectively. The increase in SG&A expense for the three months ended March 30, 2008 of $5.6 million, compared to the three month period ended April 1, 2007 was primarily related to sales expense, stock and incentive compensation, and audit expenses. Foreign currency conversion had a negative impact on certain operating expenses, primarily in EMEA.

Interest, Net

	Three months ended
	March 30, 2008	Change from prior year	April 1, 2007
Interest (expense) income, net	$(0.1)	$(0.4)	$0.3

Net interest expense was $0.1 million for the quarter ended March 30, 2008, compared to net interest income of $0.3 million for the corresponding prior-year period. The $0.4 million decrease in net interest income reflects the reduction in average cash and cash equivalent balances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Provision for (Benefit from) Income Taxes

	Three months ended
	March 30, 2008	Change from prior year	April 1, 2007
Provision for (Benefit from) income taxes	$4.4	$4.7	$(0.3)

The tax provision for the quarter ended March 30, 2008 reflects an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%. The tax provision for the quarter includes a 1.4% benefit related to settlement of a foreign tax dispute.  The tax benefit for the quarter ended April 1, 2007 resulted from an operating loss and reflects an effective tax benefit from continuing operations of (6.9%) compared to a U.S. statutory rate of 35%. The tax benefit for the quarter ended April 1, 2007 was reduced primarily due to a reduction of foreign deferred tax assets as a result of recording a valuation allowance and the impact of changes in tax rates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of March 30, 2008, totaled $187.7 million, compared to $265.5 million as of December 31, 2007. Operating activities for the first quarter of 2008 provided $17.5 million of cash flow, primarily resulting from customer receipts of $272.8, partially offset by inventory purchases of $197.6 and employee payments of $56.3 million. Investing activities for the first quarter of 2008, provided $22.4 million related primarily to the sale of investments totaling $27.8 million, which was partially offset by $3.8 million of net capital expenditures. Financing activities for the first quarter of 2008, used $96.2 million related primarily to the $100.0 million repayment of debt during the first quarter of 2008.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at March 30, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the first quarter of 2008, and as of March 30, 2008, no borrowings were outstanding under the Revolving Facility. As of March 30, 2008, we were in compliance with the financial covenants of the Revolving Facility.

The key terms of the Revolving Facility are as follows:
●
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

●
A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility will be required.  The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

●	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

●
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

●	Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility.

During March 2008, we paid off our $100.0 million of ten-year senior unsecured debt.

Management believes that cash and cash equivalents on hand, combined with projected cash flow from operations and available borrowings under our Revolving Facility will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, liabilities, commitments, and other capital requirements, for at least the next twelve months.

Contractual Obligations

Our contractual commitments as of March 30, 2008, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of March 30, 2008, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $176.0 million.

Except as noted in the preceding paragraph, as of March 30, 2008, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 30, 2008.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 1A. RISK FACTORS (continued)

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Business combinations, private equity transactions and similar events are altering the structure of the AIDC industry and could intensify competition” is restated in its entirety as follows:

●
Business combinations, private equity transactions and similar events are altering the structure of the AIDC industry and, could intensify competition and create other risks for our business. Large, well-financed companies and private equity groups have been acquiring companies in the automatic identification and data capture (“AIDC”) industry.  As examples, Motorola acquired Symbol Technologies, Inc.; Honeywell acquired Hand Held Products, Inc. and has agreed to acquire Metrologic Holdings Corporation, parent of Metrologic Instruments; and Zebra Technologies acquired WhereNet, Navis Holdings LLC and proveo AG.  These acquisitions and other similar events have altered the structure of the AIDC industry and may spawn more transactions and additional structural changes.  These events could intensify competition within the AIDC industry by expanding the presence of companies that have greater business and financial resources than the firms they acquired and by increasing the market share of some companies in our industry.  Such increased competition could have material adverse impacts to our revenues, revenue growth and results of operations.  There is no assurance that any of the strategies we employ to react to the structural changes and related increased competition in our industry will be successful.

A new risk factor is added, as follows:

●
To compete effectively in the AIDC industry, we may seek to acquire or make investments in other businesses, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results.  The industry trend toward business combinations and other factors may make it appropriate for us to acquire or make investments in other businesses, technologies, products or services.  Our ability to do so could be hampered if we are unable to identify suitable acquisitions and investments or to agree on the terms of any such acquisition or investment.   We may not be able to consummate any such transaction if we cannot obtain financing at a reasonable cost and lack sufficient resources to finance the transaction on our own.  If we are not able to complete such transactions, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.  We may also be required to write-off certain costs associated with a failed transaction in the period in which it fails, and those costs could have a material impact on our results of operations for that period.

A new risk factor is added, as follows:

●
Our business combinations or other transactions may not succeed in generating the intended benefits and therefore adversely affect shareholder value or our financial results.  Integration of new businesses or technologies into our business may have any of the following adverse effects:

●	We may have difficulty transitioning customers and other business relationships to Intermec.

●	We may have problems unifying management of a combined Company.

●	We may lose key employees from our existing or acquired businesses.

●	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.

Furthermore, in order to complete such transactions, we may have to issue new equity securities with dilutive effects on existing shareholders or take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that has a material adverse effect on our balance sheet or results of operations.  We may also consume considerable management time and attention on the integration that would divert resources from the development and operation of our existing business.  These and other potential problems could prevent us from realizing the benefits of such transactions and have a material adverse impact on our revenues, revenue growth, balance sheet and results of operations.

ITEM 1A. RISK FACTORS (continued)

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Our business may be adversely affected if we do not continue to improve our business processes and systems and attract and retain skilled managers and employees” is restated in its entirety as follows:

●
Our business may be adversely affected if we do not continue to transform our supply chain, improve our business processes and systems and attract and retain skilled managers and employees. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in efficient and cost effective ways. To achieve our objectives, we need to continue to streamline our supply chain and our business processes and continue to improve our financial, information technology and enterprise resource planning systems.  To accomplish this, there may be times when we must significantly restructure our business and recognize the anticipated costs of such restructurings.  Such restructuring charges could have a material adverse impact on our results of operations. Competition for skilled employees is high in our industry, and we must remain competitive in terms of compensation and other employee benefits to retain key employees.  If we are unsuccessful in hiring and retaining skilled managers and employees we will be unable to achieve the objectives of our restructuring programs or to maintain and expand our business.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Our use of third-party suppliers and distributors could have a material adverse effect on our business” is restated in its entirety as follows:

●
Our use of third-party suppliers and distributors could adversely affect our business and financial results.  We use third party suppliers to produce products and components of our products.  Products or components may be available only from a single source or limited sources, and we may be unable to find alternative sources of supply on a timely basis.  We may also be impacted by the quality control of these third party suppliers or by their ability to meet our delivery deadlines.  Failure of our third-party suppliers in any of these respects may negatively affect our revenue and customer relationships.  Furthermore, these suppliers may have access to our intellectual property, which may increase the risk of infringement or misappropriation.  In addition to offering our products directly, we also offer our products through third party distributors and may be impacted by changes affecting these distributors, including their ability to bring our products to market at the right times and in the right locations. Changes in our third-party suppliers or third party distribution channels could have a material adverse effect on our operations and financial results.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “We face risks as a global company that could adversely affect our revenues, gross profit margins and results of operations” is restated in its entirety as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 27, 2008	-	-	-	-
January 28 to February 24, 2008	435	$22.50	-	-
February 25 to March 30, 2008	-	-	-	-
Total	435	$22.50	-	-

The purchased shares indicated in the above table were surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

10.1	Form of Performance Share Unit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2008
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2008
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2008
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Lanny H. Michael
Lanny H. Michael
Chief Financial Officer

May 5, 2008