Form 10-Q
period 2008-06-29
Intermec, Inc.
filed 2008-08-07
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer ☒	Accelerated filer 

Non-accelerated filer 	Smaller reporting company filer 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 28, 2008
Common Stock, $0.01 par value per share	61,672,220 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Product	$180,455	$169,939	$360,028	$311,451
Service	37,806	40,584	75,011	78,390
Total revenues	218,261	210,523	435,039	389,841

Costs and expenses:
Cost of product revenues	108,189	108,726	215,894	200,920
Cost of service revenues	21,154	20,623	42,859	43,206
Research and development	17,143	16,465	33,665	32,971
Selling, general and administrative	59,506	52,307	118,143	105,362
Flood related charges	1,122	-	1,122	-
Total costs and expenses	207,114	198,121	411,683	382,459

Operating profit from continuing operations	11,146	12,402	23,356	7,382
Interest income	1,171	2,467	2,846	5,020
Interest expense	(345)	(2,348)	(2,135)	(4,643)
Earnings from continuing operations before income taxes	11,972	12,521	24,067	7,759
Provision for income taxes	4,250	4,591	8,639	4,261
Earnings before discontinued operations	7,722	7,930	15,428	3,498
Loss from discontinued operations, net of tax	-	(1,283)	-	(1,283)
Net earnings	$7,722	$6,647	$15,428	$2,215

Basic earnings (loss) per share
Continuing operations	$0.13	$0.13	$0.25	$0.06
Discontinued operations	-	(0.02)	-	(0.02)
Net earnings per share	$0.13	$0.11	$0.25	$0.04

Diluted earnings (loss) per share
Continuing operations	$0.13	$0.13	$0.25	$0.06
Discontinued operations	-	(0.02)	-	(0.02)
Net earnings per share	$0.13	$0.11	$0.25	$0.04

Shares used in computing earnings (loss) per share
Basic	61,103	60,251	61,030	60,121
Diluted	61,611	61,065	61,543	60,987

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	June 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$199,014	$237,247
Short-term investments	293	28,230
Accounts receivable, net of allowance for doubtful accounts and sales returns of $10,042 and $12,854	159,664	191,487
Inventories	137,087	113,145
Net current deferred tax assets	61,501	61,532
Other current assets	14,543	14,690
Total current assets	572,102	646,331

Property, plant and equipment, net	42,462	47,732
Intangibles, net	3,678	4,138
Net deferred tax assets	144,079	150,154
Other assets	59,138	52,280
Total assets	$821,459	$900,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$120,753	$141,667
Payroll and related expenses	28,978	32,170
Deferred revenue	53,776	49,020
Current debt	-	100,000
Total current liabilities	203,507	322,857

Long-term deferred revenue	27,423	20,109
Other long-term liabilities	75,280	73,558

Shareholders' equity:
Common stock (250,000 shares authorized, 61,626 and 61,192 shares issued and outstanding)	616	612
Additional paid-in-capital	690,728	679,241
Accumulated deficit	(182,195)	(196,795)
Accumulated other comprehensive income	6,100	1,053
Total shareholders' equity	515,249	484,111
Total liabilities and shareholders' equity	$821,459	$900,635

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 29,	July 1,
	2008	2007 (as restated)

Cash and cash equivalents at beginning of year	$237,247	$155,027

Cash flows from operating activities:
Net earnings	15,428	2,215
Net loss from discontinued operations	-	1,283
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,842	6,190
Change in prepaid pension costs, net	918	(780)
Deferred taxes	7,295	3,527
Stock-based compensation and other	4,997	2,953
Gain on sale of property, plant and equipment	(2,873)	(530)
Excess tax benefits from stock-based payment arrangements	(1,340)	(1,181)
Changes in operating assets and liabilities:
Accounts receivable	31,823	3,686
Inventories	(27,481)	4,135
Other current assets	147	(1,397)
Accounts payable and accrued expenses	(21,754)	(9,794)
Payroll and related expenses	(3,192)	(6,648)
Deferred revenue	11,908	2,425
Other long-term liabilities	(1,730)	(4,317)
Other operating activities	428	(1,219)
Net cash provided by operating activities of continuing operations	22,416	548

Cash flows from investing activities of continuing operations:
Capital expenditures	(5,779)	(5,474)
Proceeds from the sale of property, plant and equipment	5,497	-
Purchases of investments	(760)	(1,355)
Sale of investments	28,515	1,493
Patent legal fees	(778)	(652)
Other investing activities	-	(406)
Net cash provided by (used in) investing activities of continuing operations	26,695	(6,394)

Cash flows from financing activities of continuing operations:
Repayment of debt	(100,000)	-
Excess tax benefits from stock-based payment arrangements	1,340	1,181
Stock options exercised	3,595	3,042
Other financing activities	1,559	1,008
Net cash (used in) provided by financing activities of continuing operations	(93,506)	5,231

Effect of exchange rate changes on cash and cash equivalents	6,162	3,822
Net cash provided by investing activities of discontinued operations	-	1,601

Resulting increase (decrease) in cash and cash equivalents	(38,233)	5,423

Cash and cash equivalents at end of period	$199,014	$159,535

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation
Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying condensed consolidated balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of Intermec and our subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

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

Reclassification and Correction of Error

Prior to the fourth quarter of 2007, we provided the effect of exchange rates on cash and cash equivalents as supplemental information within the Consolidated Statement of Cash Flows. We have determined that the effect of exchange rates on cash and cash equivalents should have been recorded as a reconciling item between beginning and ending cash and cash equivalents and accordingly have reclassified $3.8 million from “net cash provided by operating activities” within the Condensed Consolidated Statement of Cash Flows to “effect of exchange rate changes on cash and cash equivalents” for the six months ended July 1, 2007 to correct the error. Also, expenses incurred for research and development have been reclassified from selling, general and administrative expenses for the three and six months ended July 1, 2007 for comparability. Additionally, in the Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2007 we have reclassified $1.4 million of collection on notes receivable from investing activities of operations to investing activities of discontinued operations, and $1.3 million from Provision on bad debt to Other operating activities.

Accounting Changes

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We adopted SFAS No. 159 effective January 1, 2008 and elected to not adopt the fair value option for any financial assets or liabilities. The adoption did not have a material impact on our consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to all financial instruments that are being measured and reported on a fair value basis. As defined in this statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. While SFAS 157 is effective in the first fiscal quarter of 2008, the FASB provided a one year deferral for the implementation with respect to other nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have deferred implementation of SFAS No. 157 for our nonfinancial assets and liabilities.

SFAS No. 157 requires financial assets and liabilities to be classified and disclosed in one of the following three categories:

▪	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets.
▪	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
▪	Level 3: Unobservable inputs that are not corroborated by market data.

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

Our financial assets and liabilities subject to these fair value measurement provisions comprised the following (thousands of dollars):

				Balance as of
	Level 1	Level 2	Level 3	June 29, 2008
Money market funds	$93,178		$	$93,178
Certificates of deposit	14,649			14,649
Stock	293			293
Derivative instruments - assets		$522		522
Total assets at fair value	$108,120	$522	$-	$108,642

				Balance as of
	Level 1	Level 2	Level 3	June 29, 2008
Derivative instruments - liabilites	$-	$(1,172)	$-	$(1,172)
Total liabilities at fair value	$-	$(1,172)	$-	$(1,172)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation (continued)

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, SFAS No. 158 required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We expect to incur between $0.5 million and $1.0 million as an adjustment to retained earnings upon adoption of the remainder of this statement.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which we adopted on January 1, 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12 (“Opinion 12”), “Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” based on the substantive agreement with the employee. Upon adoption of EITF 06-4, as of January 1, 2008, we increased accumulated deficit $0.9 million, recognized a $1.4 million long-term liability, and recorded a tax effect of $0.5 million within long-term deferred tax assets.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations,  which will be effective on a prospective basis for all business combinations with an acquisition date on or after January 1, 2009with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

2. Inventories
Inventories comprise the following (thousands of dollars):

	June 29, 2008	December 31, 2007

Raw materials	$70,018	$65,257
Work in process	465	1,318
Finished goods	66,604	46,570
Inventories	$137,087	$113,145

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Debt
We have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at June 29, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2008, and as of June 29, 2008, no borrowings were outstanding under this facility. As of June 29, 2008, we were in compliance with all financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

We also have letter-of-credit reimbursement agreements totaling $3.9 million at June 29, 2008, and December 31, 2007.

During March 2008, we paid off our $100.0 million senior unsecured debt.

4. Provision for Income Taxes
The tax expense for the three and six months ended June 29, 2008, reflects an effective tax rate for continuing operations of 35.5 % and 35.9%, respectively, compared to a U.S. statutory rate of 35%. Our expected effective tax rate for fiscal year 2008, including the impact of discrete items, is approximately 37%.

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

5. Discontinued Operations
We completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. There was a net loss of $1.3 million from discontinued operations for the three and six months ended July 1, 2007. Final operations ceased on April 3, 2005 for our Cincinnati Lamb business and December 9, 2005 for our Landis Grinding Systems business.

6. Shares Used in Computing Earnings (Loss) per Share
Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended
	June 29, 2008	July 1, 2007
Weighted average shares - basic	61,103,147	60,250,995
Dilutive effect of unvested restricted shares and stock options	507,476	814,239
Weighted average shares - diluted	61,610,623	61,065,234

	Six Months Ended
	June 29, 2008	July 1, 2007
Weighted average shares - basic	61,030,212	60,120,507
Dilutive effect of unvested restricted shares and stock options	512,975	866,205
Weighted average shares - diluted	61,543,187	60,986,712

Our employees and directors held options to purchase 1,393,889 and 1,458,477 shares of our common stock for the three and six months ended June 29, 2008, respectively, and 717,061 and 721,681 shares for the three and six months ended July 1, 2007, respectively, that were not included in weighted average shares diluted because they were anti-dilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Equity

For the three and six months ended June 29, 2008, we granted 701,250 options to employees with a Black-Scholes value of $8.52 an option, which will vest annually in even quantities over the next four years, and 35,483 options to Directors with a Black-Scholes value of $10.06 an option which will vest quarterly over four quarters. The Black-Scholes assumptions used for this calculation were as follows, except for the Directors where the Expected life in years used was 6.59:

	Three months ended	Six months ended
Fair value assumptions	June 29, 2008
Expected life in years	4.72	4.73
Expected volatility	40.19%	40.81%
Annual rate of dividends	0%	0%
Discount rate - bond equivalent yield	3.15%	3.12%

Our accumulated other comprehensive income comprised the following (thousands of dollars):

	June 29, 2008	December 31, 2007
Foreign currency translation adjustment, net of tax	$14,269	$8,842
Unamortized benefit plan costs, net of tax	(8,085)	(7,884)
Unrealized gain (loss) on securities, net of tax	(84)	95
Accumulated other comprehensive income	$6,100	$1,053

Other comprehensive income for the three and six months ended June 29, 2008 and July 1, 2007, was as follows (thousands of dollars):

	Three Months Ended
	June 29, 2008	July 1, 2007
Net income	$7,722	$6,647
Other comprehensive income :
Change in equity due to foreign currency translation adjustments, net of tax	672	1,863
Unrealized (loss) on investment, net of tax	(54)	-
Amortization of benefit plan costs, net of tax	(190)	1,671
Other comprehensive income	$8,150	$10,181

	Six Months Ended
	June 29, 2008	July 1, 2007
Net income	$15,428	$2,215
Other comprehensive income:
Change in equity due to foreign currency translation adjustments, net of tax	5,427	1,934
Unrealized (loss) gain on investment, net of tax	(118)	7
Amortization of benefit plan costs, net of tax	(201)	2,634
Other comprehensive income	$20,536	$6,790

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Segment Reporting
We design, develop, manufacture, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products, which include radio frequency identification (“RFID”) products, wired and wireless AIDC products, mobile computing products, barcode scanners, wired and wireless bar code printers and label media products. Our revenue also comes from license fees and royalty revenue from  our intellectual property licenses. Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of AIDC products, including RFID products and intellectual property licenses. The service segment generates revenue from customer support, product maintenance and other services related to the products and to systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our condensed consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

One distributor accounted for more than 10% of our revenues. Total sales to this distributor were $24.3 million and $49.1 million for the three and six months ended June 29, 2008, and $22.7 million and $41.0 million three and six months ended July 1, 2007, respectively.

The following table sets forth our operations by reportable segment (millions of dollars):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Product	$180.5	$169.9	$360.0	$311.4
Service	37.8	40.6	75.0	78.4
Total	$218.3	$210.5	$435.0	$389.8

Gross profit:
Product	$72.3	$61.2	$144.1	$110.5
Service	16.6	20.0	32.2	35.2
Total	$88.9	$81.2	$176.3	$145.7

The following table sets forth our revenues by product lines (millions of dollars):

		Three Months Ended		Six Months Ended
		June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
	Systems and solutions	$129.3	$117.6	$255.2	$211.1
	Printer and media	51.2	52.3	104.8	100.3
	Service	37.8	40.6	75.0	78.4
	Total	$218.3	$210.5	$435.0	$389.8

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Commitments and Contingencies
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

	Period Ended
	June 29, 2008	July 1, 2007
Beginning Balance	$4,305	$6,800
Payments	(1,205)	(1,998)
Increase in liability (new warranties issued)	1,382	1,557
Ending Balance	$4,482	$6,359

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of June 29, 2008, or December 31, 2007. We have not made any significant indemnification payments as a result of these clauses.

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

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages were covered by insurance to the extent reasonable. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption on our business. During the three and six months ended June 29, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 million of insurance for a net pre-tax charge of $1.1 million.

10. Restructuring Charges
In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we will relocate the final assembly of our product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  We also will consolidate two U.S. service depots to existing locations in Charlotte, North Carolina, and Monterey, Mexico and transfer our on-site field service repair to a third party supplier.

This plan will be implemented over the next 9 to 12 months and will reduce our workforce by approximately 260 employees.  We currently employ approximately 2,300 employees worldwide.

The total restructuring costs are expected to be in a pre-tax range of $7.5 million to $9.0 million, including employee termination costs of approximately $3.5 million, $0.5 million of non-cash asset impairment and $3.5 million to $5.0 million of other transitional costs. We expect to record approximately $6.0 million to $7.0 million of this restructuring charge in the second half of 2008, and expect that the balance will be recorded in 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Pension and Other Postretirement Benefit Plans
The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and postretirement periodic benefit cost (credit) for the three and six months ended June 29, 2008, and July 1, 2007, is as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 29, 2008, and July 1, 2007	2008	2007	2008	2007	2008	2007

Service cost	$366	$453	$-	$-	$-	$-
Interest cost	2,705	2,678	666	664	44	44
Expected Return on Plan Assets	(2,871)	(2,611)	(903)	(862)	-	-
Amortization and Deferrals:
Transition asset	-	-	(43)	(43)	-	-
Actuarial loss	349	942	-	105	-	-
Prior service cost	144	144	-	-	-	-
Net pension and postretirement periodic benefit cost (credit)	$693	$1,606	$(280)	$(136)	$44	$44

Six Months Ended June 29, 2008, and July 1, 2007
Service cost	$733	$905	$-	$-	$-	$-
Interest cost	5,410	5,356	1,331	1,308	88	88
Expected Return on Plan Assets	(5,742)	(5,222)	(1,807)	(1,698)	-	-
Amortization and Deferrals:
Transition asset	-	-	(85)	(85)	-	-
Actuarial loss	697	1,884	-	207	-	-
Prior service cost	289	289	-	-	-	-
Net pension and postretirement periodic benefit cost (credit)	$1,387	$3,212	$(561)	$(268)	$88	$88

During the quarter ended June 29, 2008, we contributed approximately $2.7 million to our pension and other postretirement benefit plans, comprising $1.4 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.7 million in matching contributions to our 401(k) plan, and $0.6 million in contributions to our foreign pension plans.

During the six months ended June 29, 2008, we contributed approximately $5.6 million to our pension and other postretirement benefit plans, comprising $2.8 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $1.6 million in matching contributions to our 401(k) plan, and $1.2 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the three and six month periods ended June 29, 2008. We expect to contribute approximately $6.2 million to these plans during the remainder of 2008, of which $3.6 million relates to benefit payments on our unfunded U.S. defined benefit plans, $1.4 million in matching contributions to our 401(k) plan, $1.2 million in contributions to our foreign pension plans and $0.2 million in benefit payments pertaining to our other postretirement benefit plans.

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

We have endorsement split-dollar life insurance policy agreements, which we own and control, with a group of employees. Each of these agreements was entered into as a separate agreement between us and the employee, and we endorsed a portion of the death benefits to the employee’s beneficiary. Under the guidance of EITF 06-4 these agreements represent a post retirement plan, and we have accrued a liability for the present value of the future death benefit in accordance with SFAS No. 106, for our endorsement split-dollar life insurance policies.

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

Forward-looking statements involve and are dependent upon certain risks and uncertainties and are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com. You are encouraged to review the discussion below in this Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and the Risk Factors set forth in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 30, 2008, which discuss risk factors associated with our business.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 29, 2008, and July 1, 2007. Results of operations and percentage of revenues were as follows (millions of dollars):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	Amounts	Amounts	Amounts	Amounts
Revenues	$218.3	$210.5	$435.0	$389.8
Costs and expenses:
Cost of revenues	129.4	129.3	258.8	244.1
Research and development	17.1	16.5	33.7	33.0
Selling, general and administrative	59.5	52.3	118.1	105.3
Flood related charges	1.1	-	1.1	-
Total costs and expenses	207.1	198.1	411.7	382.4
Operating profit from continuing operations	11.2	12.4	23.3	7.4
Interest, net	0.8	0.1	0.7	0.4
Earnings from continuing operations, before income tax	12.0	12.5	24.0	7.8
Provision for income tax	4.3	4.6	8.6	4.3
Earnings from continuing operations, net of tax	7.7	7.9	15.4	3.5
Loss from discontinued operations, net of tax	0.0	(1.3)	0.0	(1.3)
Net earnings	$7.7	$6.6	$15.4	$2.2

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	59.3%	61.4%	59.5%	62.6%
Research and development	7.9%	7.8%	7.7%	8.5%
Selling, general and administrative	27.2%	24.8%	27.2%	27.0%
Flood related charges	0.5%	-	0.2%	-
Total costs and expenses	94.9%	94.1%	94.6%	98.1%
Operating profit from continuing operations	5.1%	5.9%	5.4%	1.9%
Interest, net	0.4%	-	0.1%	0.1%
Earnings from continuing operations, before income tax	5.5%	5.9%	5.5%	2.0%
Provision for income tax	-	-	-	-
Earnings from continuing operations, net of tax	3.5%	3.8%	3.6%	0.9%
Loss from discontinued operations, net of tax	-	-	-	-
Net earnings	3.5%	3.1%	3.6%	0.6%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues from continuing operations for the three and six months ended June 29, 2008, and July 1, 2007, as well as the same three and six months revenue changes were as follows (millions of dollars):

	Three Months Ended
	June 29, 2008		July 1, 2007		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by product line:
Systems and solutions	$129.3	59.2%	$117.6	55.9%	$11.6	9.9%
Printer and media	51.2	23.5%	52.3	24.9%	(1.1)	(2.1%)
Service	37.8	17.3%	40.6	19.2%	(2.8)	(6.8%)
Total revenues	$218.3	100.0%	$210.5	100.0%	$7.8	3.7%

Revenues by geographic region:
North America	$112.6	51.6%	$108.0	51.3%	$4.6	4.3%
Europe, Middle East and Africa
(EMEA)	76.1	34.9%	68.5	32.6%	7.5	10.9%
All others	29.6	13.6%	34.0	16.1%	(4.4)	(12.8%)
Total revenues	$218.3	100.0%	$210.5	100.0%	$7.8	3.7%

Total revenue increased $7.8 million for the three months ended June 29, 2008 compared to the prior year period, from the $10.5 million increase in product revenue, offset by a $2.8 million decrease in service revenue. The increase in product revenue was attributable to a $11.6 million increase in systems and solution products, primarily as a result of revenue growth in North America.  The $1.1 million decline in printer and media product revenue is due to lower revenue in Latin America, partially offset by revenue growth in EMEA (Europe, Middle East and Africa). Sequentially, product and service revenue were both up slightly from the first quarter of 2008.

The decrease in quarterly service revenues of $2.8 million, or 6.8%, is primarily attributable to a decrease in North America as a result of lower custom software and below normal break fix time and material revenues.

Geographically, revenues in North America and EMEA increased $4.6 million, or 4.3%, and $7.5 million, or 10.9%, respectively, over the corresponding prior-year period. The increases were primarily attributable to increased hardware demand in both regions, with new product introductions driving a majority of the growth. The changes in foreign currency conversion rates favorably impacted EMEA revenue by $8.3 million as compared to prior year period.

In the three months ended June 29, 2008 we observed longer purchase decision making time frames among large enterprise customers. Thus far, this appears to have resulted in a delay, rather than a cancellation, of customer projects. We believe that customers in our target markets will continue to invest in projects intended to enhance mobile worker productivity but they may subject these projects to closer scrutiny and longer decision-making processes, in response to uncertainty in the general economic outlook.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
	June 29, 2008		July 1, 2007		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by product line:
Systems and solutions	$255.2	58.7%	$211.1	54.2%	$44.1	20.9%
Printer and media	104.8	24.1%	100.3	25.7%	4.5	4.5%
Service	75.0	17.2%	78.4	20.1%	(3.4)	(4.3%)
Total revenues	$435.0	100.0%	$389.8	100.0%	$45.2	11.6%

Revenues by geographic region:
North America	$226.7	52.1%	$199.1	51.1%	$27.6	13.9%
Europe, Middle East and Africa
(EMEA)	154.0	35.4%	131.5	33.7%	22.5	17.1%
All others	54.3	12.5%	59.2	15.2%	(4.9)	(8.2%)
Total revenues	$435.0	100.0%	$389.8	100.0%	$45.2	11.6%

Total revenue for the six months ended June 29, 2008, increased $45.2 million or 11.6%, primarily due to a $48.6 million, or 15.6%, increase in product revenues, partially offset by $3.4 million, or 4.3%, decrease in service revenues.  The increase in product revenues was due to the $44.1 million increase in systems and solution products and a $4.5 million increase in printer and media products.  The product revenue growth is primarily a result of the 20.8% growth in North America and 18.8% growth in EMEA. Product revenue for the rest of the world decreased 7.8%, primarily as a result of lower printer revenue in Latin America.

The decrease in six month service revenues of $ 3.4 million, or 4.3%, was primarily attributable to the slightly lower contract revenue in the first quarter ended April 1, 2008, combined with lower year-to-date custom software and break fix time and material revenues.

Geographically, revenues in North America and EMEA increased $27.6 million, or 13.9%, and $22.5 million, or 17.1%, respectively, over the corresponding prior-year period. The increases were primarily attributable to increased hardware demand in both regions, with new product introductions driving a majority of the growth. The changes in foreign currency conversion rates favorably impacted EMEA revenue by $15.3 million as compared to prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended June 29, 2008 and July 1, 2007, were as follows (millions of dollars):

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$72.3	40.0%	$61.2	36.0%	$144.1	40.0%	$110.5	35.5%
Service	16.6	44.0%	20.0	49.3%	32.2	42.9%	35.2	44.9%
Total gross profit
and gross margin	$88.9	40.7%	$81.2	38.6%	$176.3	40.5%	$145.7	37.4%

The total gross profit for the three and six months ended June 29, 2008, increased by $7.7 million and $ 30.6 million, respectively, compared to the corresponding prior year periods. The increases are attributable to product revenue growth in the North America and EMEA regions, as well as at least 400 basis point improvements in product gross margins in the respective periods. The increase in product gross margins is primarily due to new product introductions, favorable manufacturing absorption on higher volumes and product cost reductions.

Service gross profit decreased $3.4 million and $3.0 million for the three and six months ended June 29, 2008, respectively, primarily from lower revenue.

Research and Development

	Three months ended			Six months ended
	June 29, 2008	July 1, 2007	Change from prior year	June 29, 2008	July 1, 2007	Change from prior year
Research and development expense	$17.1	$16.5	$0.6	$33.7	$33.0	$0.7

The total research and development expenses were $17.1 million and $33.7 million for the three and six months ended June 29, 2008, respectively, compared with research and development expenses of $16.5 million and $33.0 million for the corresponding prior-year period.

Selling, General and Administrative

	Three months ended			Six months ended
	June 29, 2008	July 1, 2007	Change from prior year	June 29, 2008	July 1, 2007	Change from prior year
Selling, general and administrative expense	$59.5	$52.3	$7.2	$118.2	$105.4	$12.8

The total selling, general and administrative (“SG&A”) expenses were $59.5 million and $118.2 million for the three and six months ended June 29, 2008, respectively, compared with SG&A expenses of $52.3 million and $105.4 million for the corresponding prior-year period. The increase in SG&A expense in the second quarter of 2008 is primarily a result of foreign exchange translation losses and the related impact of international costs translated to US dollars at less favorable exchange rates, higher costs related to information systems as a result of our ERP upgrade, higher selling and marketing costs, and higher labor costs. The higher SG&A expense was partially offset by a $2.9 million gain from the sale of property. The second quarter of 2007 SG&A expense included approximately $2.0 million of other operating gains.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Flood related charges

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages were covered by insurance to the extent reasonable. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption on our business. During the three and six months ended June 29, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 million of insurance for a net pre-tax charge of $1.1 million.

Interest, Net

	Three months ended			Six months ended
	June 29, 2008	July 1, 2007	Change from prior year	June 29, 2008	July 1, 2007	Change from prior year
Interest (expense) income, net	$0.8	$0.1	$0.7	$0.7	$0.4	$0.3

Net interest income was $0.8 million and $0.7 million for the three and six months ended June 29, 2008, compared to net interest income of $0.1 million and $0.4 million for the corresponding prior-year period.

Restructuring Announcement

As described in Item 1 of Part 1, “Financial Statements – Note 10 – “Restructuring Charges,” (“Note 10”) in July, 2008 we announced a restructuring plan relating to the relocation of product final assembly, consolidation of U.S. service depots and transfer of on-site field service repair to a third party supplier. This restructuring plan reflects our strategy to transform our supply chain. Please refer to Note 10 for additional information about the estimated restructuring charges and when they are expected to be recorded.

Provision for Income Taxes

	Three months ended			Six months ended
	June 29, 2008	July 1, 2007	Change from prior year	June 29, 2008	July 1, 2007	Change from prior year
Provision for (Benefit from) income taxes	$4.3	$4.6	$(0.3)	$8.6	$4.3	$4.3

The tax expense for the three and six months ended June 29, 2008, reflects an effective tax rate for continuing operations of 35.5 % and 35.9%, respectively, compared to a U.S. statutory rate of 35%. Our expected effective tax rate for fiscal year 2008, including the impact of discrete items, is approximately 37%.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of June 29, 2008, totaled $199.3 million, compared to $265.5 million as of December 31, 2007. Operating activities for the six months ended June 29, 2008 provided $22.4 million of cash flow, primarily resulting from customer receipts of $535.3 million, partially offset by inventory purchases of $409.4 million and employee payments of $103.9 million. Investing activities for the six months ended June 29, 2008, provided $26.7 million related primarily to the sale of investments totaling $28.5 million. Financing activities for the six months ended June 29, 2008, used $93.5 million, primarily for the repayment of $100 million of debt in March, 2008.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at June 29, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the second quarter of 2008, and as of June 29, 2008, no borrowings were outstanding under the Revolving Facility. As of June 29, 2008, we were in compliance with the financial covenants of the Revolving Facility.

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

Contractual Obligations

Our contractual commitments as of June 29, 2008, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate risk with respect to our foreign operations and from foreign currency transactions.

Due to our global operations, our cash flows and earnings are exposed to foreign exchange rate fluctuations. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into short-term foreign currency exchange contracts. As of June 29, 2008, we held short-term contracts for the purpose of hedging foreign currency cash flows with an aggregate notional amount of $39.2 million.

Except as noted in the preceding paragraph, as of June 29, 2008, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. Such claims and lawsuits may take the form of counterclaims in lawsuits we bring to enforce our rights. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and the factors discussed in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (the “First Quarter Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, and in the First Quarter Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities
NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on May 23, 2008.

(b)	At the Annual Meeting, the following nominees were elected directors for terms expiring at the annual meeting in 2009 and when their successors are elected and qualified. The votes were as follows:

	For	Withheld
Patrick J. Byrne	55,934,090	215,419
Gregory K. Hinckley	55,284,119	865,390
Lydia H. Kennard	55,284,637	864,872
Allen J. Lauer	55,900,388	249,122
Stephen P. Reynolds	55,905,559	243,950
Steven B. Sample	55,794,536	354,973
Oren G. Shaffer	55,282,804	866,706
Larry D. Yost	55,278,839	870,670

(c)	Proposal 2, an advisory proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for 2008, was approved by the vote set forth below:

Number of Votes
For	55,656,843
Against	426,697
Abstain	65,969
Broker non-votes	0

(d)	Proposal 3, to approve the Intermec, Inc. 2008 Employee Stock Purchase Plan, was approved by the vote set forth below.

Number of Votes
For	45,922,742
Against	248,900
Abstain	5,493,433
Broker non-votes	4,484,434

(e)	Proposal 4, to approve the Intermec 2008 Omnibus Incentive Plan, was approved by the vote set forth below.

Number of Votes
For	39,132,193
Against	7,015,141
Abstain	5,517,740
Broker non-votes	4,484,435

 ITEM 6. EXHIBITS

10.1	Intermec, Inc. 2008 Omnibus Incentive Plan, as amended effective July 9, 2008
10.2	Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.3	Form of Employee Restricted Stock Unit Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.4	Intermec, Inc. 2008 Long-Term Performance Share Program under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.5	Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.6	Director Compensation Program under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.7	Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.8	Intermec, Inc. Director Deferred Compensation Plan
10.9	Intermec, Inc. 2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2008
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2008
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2008
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Lanny H. Michael
Lanny H. Michael
Chief Financial Officer

August 6, 2008