Form 10-Q
period 2008-09-28
Intermec, Inc.
filed 2008-11-05
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer 

Non-accelerated filer 	Smaller reporting company filer 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 26, 2008
Common Stock, $0.01 par value per share	61,763,445 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Product	$195,727	$169,219	$555,756	$480,669
Service	38,656	36,787	113,667	115,178
Total revenues	234,383	206,006	669,423	595,847

Costs and expenses:
Cost of product revenues	119,948	105,536	335,842	306,454
Cost of service revenues	22,783	22,404	65,642	65,611
Research and development	15,000	16,006	48,665	48,977
Selling, general and administrative	57,271	57,527	175,415	162,890
Flood related charges	-	-	1,122	-
Restructuring	3,337	-	3,337	-
Total costs and expenses	218,339	201,473	630,023	583,932

Operating profit from continuing operations	16,044	4,533	39,400	11,915
Interest income	874	2,910	3,720	7,930
Interest expense	(156)	(2,204)	(2,291)	(6,847)
Earnings from continuing operations before income taxes	16,762	5,239	40,829	12,998
Provision for income taxes	5,784	847	14,423	5,108
Earnings before discontinued operations	10,978	4,392	26,406	7,890
Loss from discontinued operations, net of tax	-	-	-	(1,283)
Net earnings	$10,978	$4,392	$26,406	$6,607

Basic earnings (loss) per share
Continuing operations	$0.18	$0.07	$0.43	$0.13
Discontinued operations	-	-	-	(0.02)
Net earnings per share	$0.18	$0.07	$0.43	$0.11

Diluted earnings (loss) per share
Continuing operations	$0.18	$0.07	$0.43	$0.13
Discontinued operations	-	-	-	(0.02)
Net earnings per share	$0.18	$0.07	$0.43	$0.11

Shares used in computing earnings (loss) per share
Basic	61,238	60,484	61,121	60,242
Diluted	61,644	61,325	61,599	61,099

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands of dollars)
(unaudited)

	September 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$201,854	$237,247
Short-term investments	304	28,230
Accounts receivable, net of allowance for doubtful accounts and sales returns of $13,400 and $12,854	150,810	191,487
Inventories	122,491	113,145
Net current deferred tax assets	61,480	61,532
Other current assets	16,755	14,690
Total current assets	553,694	646,331

Property, plant and equipment, net	42,572	47,732
Intangibles, net	3,799	4,138
Net deferred tax assets	141,695	150,154
Other assets	51,454	52,280
Total assets	$793,214	$900,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,244	$141,667
Payroll and related expenses	27,345	32,170
Deferred revenue	44,434	49,020
Current debt	-	100,000
Total current liabilities	175,023	322,857

Long-term deferred revenue	26,340	20,109
Other long-term liabilities	75,677	73,558

Shareholders' equity:
Common stock (250,000 shares authorized, 61,725 and 61,192 shares issued and outstanding)	617	612
Additional paid-in-capital	694,234	679,241
Accumulated deficit	(170,891)	(196,795)
Accumulated other comprehensive income (loss)	(7,786)	1,053
Total shareholders' equity	516,174	484,111
Total liabilities and shareholders' equity	$793,214	$900,635

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
		(as restated)

Cash and cash equivalents at beginning of year	$237,247	$155,027

Cash flows from operating activities:
Net earnings	26,406	7,890
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	11,770	9,601
Provision for bad debt	(2,106)	1,551
Change in prepaid pension costs, net	844	705
Deferred taxes	12,099	3,598
Stock-based compensation and other	7,729	6,754
Gain on sale of property, plant and equipment	(2,873)	(51)
Excess tax benefits from stock-based payment arrangements	(937)	(2,232)
Changes in operating assets and liabilities:
Accounts receivable	42,783	(5,889)
Inventories	(11,974)	7,834
Other current assets	(2,065)	3,513
Accounts payable and accrued expenses	(38,320)	5,300
Payroll and related expenses	(4,825)	(8,164)
Deferred revenue	1,645	7,685
Other long-term liabilities	(2,167)	(6,846)
Other operating activities	272	(9,456)
Net cash provided by operating activities of continuing operations	38,282	21,794

Cash flows from investing activities of continuing operations:
Capital expenditures	(9,880)	(10,136)
Proceeds from the sale of property, plant and equipment	5,497	-
Purchases of investments	(760)	(1,465)
Sale of investments	28,515	1,407
Patent legal fees	(2,827)	(1,562)
Other investing activities	-	(140)
Net cash provided by (used in) investing activities of continuing operations	20,545	(11,896)

Cash flows from financing activities of continuing operations:
Repayment of debt	(100,000)	-
Excess tax benefits from stock-based payment arrangements	937	2,232
Proceeds from stock options exercised	4,167	5,654
Other financing activities	2,165	1,756
Net cash (used in) provided by financing activities of continuing operations	(92,731)	9,642

Effect of exchange rate changes on cash and cash equivalents	(1,488)	9,137
Net cash provided by investing activities of discontinued operations	-	1,601

Resulting (decrease) increase in cash and cash equivalents	(35,392)	30,278

Cash and cash equivalents at end of period	$201,854	$185,305

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

Reclassification and Correction of Error

Prior to the fourth quarter of 2007, we provided the effect of exchange rates on cash and cash equivalents as supplemental information within the Consolidated Statement of Cash Flows. We have determined that the effect of exchange rates on cash and cash equivalents should have been recorded as a reconciling item between beginning and ending cash and cash equivalents.  Accordingly, we reclassified $9.1 million from “net cash provided by operating activities” within the Condensed Consolidated Statement of Cash Flows to “effect of exchange rate changes on cash and cash equivalents” for the nine months ended September 30, 2007 to correct the error.  Additionally, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 we reclassified $1.4 million of collection on notes receivable from investing activities of operations to investing activities of discontinued operations, and reclassified and separately presented cash provided by deferred revenue from accounts payable and accrued expenses and other long-term liabilities for comparability with the current year.

In the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 we reclassified and separately presented research and development expenses from selling, general and administrative expenses for comparability with the current year.

Recent Accounting Pronouncements

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

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to all financial instruments that are being measured and reported on a fair value basis. As defined in this statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. While SFAS 157 was effective in the first fiscal quarter of 2008, the FASB provided a one year deferral for the implementation with respect to other nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have deferred implementation of SFAS No. 157 for our nonfinancial assets and liabilities.

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

Our financial assets and liabilities subject to these fair value measurement provisions comprised the following (thousands of dollars):

				Balance as of
	Level 1	Level 2	Level 3	September 28, 2008
Money market funds	$79,997	-	$-	$79,997
Certificates of deposit	4,365	-	-	4,365
Stock	304	-	-	304
Derivative instruments - assets	-	$1,378	-	1,378
Total assets at fair value	$84,666	$1,378	$-	$86,044

				Balance as of
	Level 1	Level 2	Level 3	September 28, 2008
Derivative instruments - liabilities	$-	$(1,286)	$-	$(1,286)
Total liabilities at fair value	$-	$(1,286)	$-	$(1,286)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation (continued)

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, SFAS No. 158 required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We recorded $0.3 million as an adjustment to opening retained earnings in the quarter as a result of adopting this provision for our U.S. pension plan due to the curtailment event.  We expect to incur approximately$0.2 million as an adjustment to retained earnings upon adoption of the remainder of this statement for our other plans.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which will be effective on a prospective basis for all business combinations with an acquisition date on or after January 1, 2009 with the exception of the accounting for deferred taxes, related valuation allowances and acquired uncertain tax positions. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

2. Inventories

Inventories comprise the following (thousands of dollars):

	September 28, 2008	December 31, 2007

Raw materials	$59,730	$65,257
Work in process	335	1,318
Finished goods	62,426	46,570
Inventories	$122,491	$113,145

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Debt

We have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at September 28, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during 2008, and as of September 28, 2008, no borrowings were outstanding under this facility. As of September 28, 2008, we were in compliance with all financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

We also have letter-of-credit reimbursement agreements totaling $ 3.7 million at September 28, 2008, and December 31, 2007.

During March 2008, we paid off our $100.0 million senior unsecured debt.

4. Provision for Income Taxes

The tax expense for the three and nine months ended September 28, 2008, reflects an effective tax rate for continuing operations of 34.5% and 35.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2008, we recorded tax benefits which decreased our Q3 effective tax rate 1.7% for a foreign tax refund and adjustments pertaining to our 2007 tax returns filed this quarter.  These rates reflect our recurring estimated effective tax rate of approximately 37% for fiscal year 2008, which excludes the impact of discrete items.

The tax expense for the three and nine months ended September 30, 2007, reflects an effective tax rate for continuing operations of 16.2% and 39.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2007, the tax provision was decreased to record benefits primarily resulting from certain changes in foreign and state tax law and for deferred taxes related to tax amortizable goodwill. These rates reflect our recurring estimated effective tax rate of approximately 36% for fiscal year 2007, which excludes the impact of discrete items.

5. Discontinued Operations

We completed our divestiture of the IAS businesses with the sale of the Cincinnati Lamb business in the first quarter of 2005 and the sale of the Landis Grinding Systems business in the fourth quarter of 2005. There was a net loss of $1.3 million from discontinued operations for the nine months ended September 30, 2007. Final operations ceased on April 3, 2005 for our Cincinnati Lamb business and December 9, 2005 for our Landis Grinding Systems business.

6. Shares Used in Computing Earnings per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended
	September 28, 2008	September 30, 2007
Weighted average shares – basic	61,238,149	60,483,794
Dilutive effect of unvested restricted shares and stock options	406,345	840,780
Weighted average shares – diluted	61,644,494	61,324,574

	Nine Months Ended
	September 28, 2008	September 30, 2007
Weighted average shares – basic	61,120,946	60,241,602
Dilutive effect of unvested restricted shares and stock options	477,565	857,730
Weighted average shares – diluted	61,598,511	61,099,332

Our employees and directors held total options to purchase 2,484,295 and 2,059,248 shares of our common stock for the three and nine months ended September 28, 2008, respectively, and 863,331 and 768,898 shares for the three and nine months ended September 30, 2007, respectively, that were not included in weighted average shares diluted because they were anti-dilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

 INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 7. Equity

For the three and nine months ended September 28, 2008, we granted to employees 70,000 and  884,250 options respectively  with an average Black-Scholes value of $8.52 per option, which vest annually in even quantities over  four years. For the three and nine months ended September 28, 2008 we granted to Directors 83,684 and 118,167 options respectively  with a Black-Scholes value of $10.06 per option which vest quarterly beginning on the date of grant and each quarter thereafter for the year following the most recent annual meeting of stockholders. The Black-Scholes assumptions used for this calculation were as follows, except for the Directors where we use an expected life in years of 6.59.

	Three months ended	Nine months ended
Fair value assumptions	September 28, 2008
Expected life in years	4.72	4.73
Expected volatility	43.56%	41.02%
Annual rate of dividends	0%	0%
Discount rate - bond equivalent yield	3.18%	3.13%

Our accumulated other comprehensive income (loss) comprised the following (thousands of dollars):

	September 28, 2008	December 31, 2007
Foreign currency translation adjustment, net of tax	$5,940	$8,842
Unamortized benefit plan costs, net of tax	(13,555)	(7,884)
Unrealized gain (loss) on securities, net of tax	(171)	95
Accumulated other comprehensive income (loss)	$(7,786)	$1,053

Other comprehensive income (loss) for the three and nine months ended September 28, 2008 and September 30, 2007, was as follows (thousands of dollars):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net income	$10,978	$4,392
Other comprehensive income (loss) :
Change in equity due to foreign currency translation adjustments, net of tax	(8,405)	(3,463)
Unrealized (loss) on investment, net of tax	(11)	(21)
Amortization of benefit plan costs, net of tax	(5,260)	(744)
Other comprehensive income (loss)	$(2,698)	$164

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net income	$26,406	$6,607
Other comprehensive income (loss):
Change in equity due to foreign currency translation adjustments, net of tax	(2,902)	(5,326)
Unrealized loss on investment, net of tax	(266)	(21)
Amortization of benefit plan costs, net of tax	(5,671)	(2,415)
Other comprehensive income (loss)	$17,567	$(1,155)

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

ScanSource, Inc., one of our distributors, accounted for sales of $31.0 million and $80.1 for the three and nine months ended September 28, 2008, and $29.7 million and $70.7 million for the three and nine months ended September 30, 2007, respectively.

The following table sets forth our operations by reportable segment (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Product	$195.7	$169.2	$555.8	$480.6
Service	38.7	36.8	113.7	115.2
Total	$234.4	$206.0	$669.4	$595.8

Gross profit:
Product	$75.8	$63.7	$219.9	$174.2
Service	15.9	14.4	48.0	49.6
Total	$91.7	$78.1	$267.9	$223.8

The following table sets forth our revenues by product lines (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Systems and solutions	$145.5	$118.4	$400.7	$329.4
Printer and media	50.2	50.8	155.0	151.2
Service	38.7	36.8	113.7	115.2
Total	$234.4	$206.0	$669.4	$595.8

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

	Nine Months Ended
	September 28, 2008	September 30, 2007
Beginning Balance	$4,482	$6,800
Payments	(904)	(3,234)
Increase in liability (new warranties issued)	1,813	2,297
Ending Balance	$5,391	$5,863

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of September 28, 2008, or December 31, 2007. We have not made any significant indemnification payments as a result of these clauses.

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

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages was covered by insurance. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption of our business. During the three and nine months ended September 28, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 million of insurance proceeds, for a net pre-tax charge of $1.1 million.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Restructuring Charges

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we will relocate the final assembly of our product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan we will also consolidate two U.S. service depots to existing locations in Charlotte, North Carolina, and Monterey, Mexico, and transfer our on-site field service repair to a third party supplier. We expect the plan to be fully implemented by June 30, 2009.

As of September 28, 2008, 55 employees have been terminated as part of the restructuring.  All severance and other periodic transitional costs will be cash expenditures. Our remaining future expected costs are $0.2 million  for employee termination and $ 0.8 million for other costs. The aggregate costs incurred to date are presented in restructuring costs in the Condensed Consolidated Statement of Operations and are itemized along with expected additional costs in the table below:

In millions of dollars	SFAS 112 (1)	SFAS 146 (2)	Employee termination	Other costs	Total restructuring

Total Restructuring
Original restructuring charge, Third quarter of 2008	$2.7	$0.3	$3.0	$0.3	$3.3
Utilization	(0.6)	-	(0.6)	(0.3)	(0.9)

Balance at September 28, 2008	$2.1	$0.3	$2.4	$-	$2.4

Utilization by segment

Service	$0.6
Products	$0.3

(1) - Accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits."
(2) - Accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS No.132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended).” The components of net pension and post-retirement periodic benefit cost (credit) for the three and nine months ended September 28, 2008, and September 30, 2007, is as follows (thousands of dollars):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 28, 2008, and September 30, 2007	2008	2007	2008	2007	2008	2007

Service cost	$284	$453	$-	$-	$-	$-
Interest cost	2,713	2,678	666	689	44	44
Expected return on plan assets	(2,699)	(2,610)	(903)	(894)	-	-
Amortization and deferrals:
Transition asset	-	-	(43)	(45)	-	-
Actuarial loss	18	941	-	110	-	-
Prior service cost	144	144	-	-	-	-
Curtailment loss (gain)	8	-	-	-	-	-
Net pension and postretirement periodic benefit cost (credit)	$468	$1,606	$(280)	$(140)	$44	$44

Nine Months Ended September 28, 2008,and September 30, 2007
Service cost	$1,017	$1,358	$-	$-	$-	$-
Interest cost	8,123	8,034	1,997	1,997	132	132
Expected return on plan assets	(8,441)	(7,832)	(2,710)	(2,592)	-	-
Amortization and deferrals:
Transition asset	-	-	(128)	(130)	-	-
Actuarial loss	715	2,825	-	317	-	-
Prior service cost	432	433	-	-	-	-
Curtailment loss (gain)	8	-	-	-	-	-
Net pension and postretirement periodic benefit cost (credit)	$1,853	$4,818	$(841)	$(408)	$132	$132

During the quarter ended September 28, 2008, we contributed approximately $3.1 million to our pension and other postretirement benefit plans, comprising $1.8 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.7 million in matching contributions to our 401(k) plan, and $0.6 million in contributions to our foreign pension plans.

Our business restructuring plan (see Note 10) resulted in a reduction of our workforce and the curtailment of pension benefits to the redundant employees who were participants in the U.S. pension plan.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), the curtailment required a new measurement date to determine the gain or loss on curtailment.  Additionally, the measurement resulted in a decrease in asset value of $8.6 million and an increase in losses as a component of Accumulated Other Comprehensive Income.

During the nine months ended September 28, 2008, we contributed approximately $8.7 million to our pension and other postretirement benefit plans, comprising $4.6 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $2.3 million in matching contributions to our 401(k) plan, and $1.8 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the three and nine month periods ended September 28, 2008. We expect to contribute approximately $3.0 million to these plans during the remainder of 2008, of which $1.7 million relates to benefit payments on our unfunded U.S. defined benefit plans, $0.6 million in matching contributions to our 401(k) plan, $0.6 million in contributions to our foreign pension plans and $0.1 million in benefit payments pertaining to our other postretirement benefit plans.

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

Forward-looking statements involve and are dependent upon certain risks and uncertainties and are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.intermec.com. You are encouraged to review the discussion below in this Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and the Risk Factors set forth in Part II, “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q which discuss risk factors associated with our business.

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 28, 2008, and September 30, 2007. Results of operations and percentage of revenues were as follows (millions of dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	Amounts	Amounts	Amounts	Amounts
Revenues	$234.4	$206.0	$669.4	$595.8
Costs and expenses:
Cost of revenues	142.7	127.9	401.5	372.0
Research and development	15.0	16.0	48.7	49.0
Selling, general and administrative	57.3	57.6	175.4	162.9
Flood related charges	-	-	1.1	-
Restructuring	3.3	-	3.3	-
Total costs and expenses	218.3	201.5	630.0	583.9
Operating profit from continuing operations	16.0	4.5	39.4	11.9
Interest, net	0.7	0.7	1.4	1.1
Earnings from continuing operations, before income tax	16.8	5.2	40.8	13.0
Provision for income tax	5.8	0.8	14.4	5.1
Earnings from continuing operations, net of tax	11.0	4.4	26.4	7.9
Loss from discontinued operations, net of tax	-	-	-	(1.3)
Net earnings	$11.0	$4.4	$26.4	$6.6

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	60.9%	62.1%	60.0%	62.4%
Research and development	6.4%	7.7%	7.3%	8.2%
Selling, general and administrative	24.4%	28.0%	26.2%	27.4%
Flood related charges	-	-	-	-
Restructuring	-	-	-	-
Total costs and expenses	93.2%	97.8%	94.1%	98.0%
Operating profit from continuing operations	6.9%	2.2%	5.9%	2.0%
Interest, net	0.3%	-	0.2%	-%
Earnings from continuing operations, before income tax	7.2%	2.5%	6.1%	2.2%
Provision for income tax	-	-	-	-
Earnings from continuing operations, net of tax	4.7%	2.1%	3.9%	1.3%
Loss from discontinued operations, net of tax	-	-	-	-
Net earnings	4.7%	2.1%	3.9%	1.1%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues from continuing operations for the three and nine months ended September 28, 2008, and September 30, 2007, as well as the same three and nine month’s revenue changes were as follows (millions of dollars):

	Three Months Ended
	September 28, 2008		September 30, 2007		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by product line:
Systems and solutions	$145.5	62.1%	$118.4	57.5%	$27.1	22.9%
Printer and media	50.2	21.4%	50.8	24.6%	(0.6)	(1.3%)
Service	38.7	16.5%	36.8	17.9%	1.9	5.1%
Total revenues	$234.4	100.0%	$206.0	100.0%	$28.4	13.8%

Revenues by geographic region:
North America	$129.1	55.1%	$100.8	48.9%	$28.4	28.1%
Europe, Middle East and Africa
(EMEA)	78.1	33.3%	74.2	36.0%	3.8	5.1%
All others	27.2	11.6%	31.0	15.1%	(3.8)	(12.3%)
Total revenues	$234.4	100.0%	$206.0	100.0%	$73.6	13.8%

Total revenue increased $28.4 million, or 13.8% for the three months ended September 28, 2008 compared to the prior year period, as a result of a $26.5 million increase in product revenue and a $1.9 increase in service revenue. The increase in product revenue was attributable to a $27.1 million increase in systems and solution products, primarily as a result of revenue growth in North America.  The $0.6 million decline in printer and media product revenue is due to lower printer revenue in Latin America, partially offset by revenue growth in EMEA (Europe, Middle East and Africa). Sequentially, total revenue increased 7.4% from the second quarter of 2008, primarily from the increase in product revenue and modest growth in service revenue.

The increase in quarterly service revenues of $1.9 million, or 5.1%, is primarily attributable to a 16.7% increase in EMEA as a result of improved pricing and the impact of favorable foreign currency exchange rates compared to the prior year period.  North America service revenue was relatively flat, while the rest of the world experienced 8.2% growth on a relatively smaller base.

Geographically, revenues in North America and EMEA increased $28.4 million, or 28.1%, and $3.8 million, or 5.1%, respectively, over the corresponding prior-year period. The increase in North America was primarily attributable to increased hardware demand for handheld computers, particularly from governmental agencies. The changes in foreign currency conversion rates favorably impacted EMEA revenue by $3.7 million in the third quarter of 2008, as compared to the prior year period.

In the three months ended September 28, 2008, we observed longer purchase decision-making time frames among large enterprise customers. Thus far, this appears to have resulted in a delay, rather than a cancellation, of some customer projects. We believe that customers in our target markets will continue to invest in projects intended to enhance mobile worker productivity but they may subject these projects to closer scrutiny and longer decision-making processes, in response to uncertainty in the general economic outlook.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
	September 28, 2008		September 30, 2007		Change	Percentage Change
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by product line:
Systems and solutions	$400.7	59.9%	$329.5	55.3%	$71.2	21.6%
Printer and media	155.0	23.1%	151.1	25.4%	3.9	2.5%
Service	113.7	17.0%	115.2	19.3%	(1.5)	(1.3%)
Total revenues	$669.4	100.0%	$595.8	100.0%	$73.6	12.3%

Revenues by geographic region:
North America	$355.8	53.1%	$299.8	50.4%	$56.0	18.7%
Europe, Middle East and Africa
(EMEA)	232.0	34.7%	205.8	34.5%	26.3	12.8%
All others	81.6	12.2%	90.2	15.1%	(8.7)	(9.6%)
Total revenues	$669.4	100.0%	$595.8	100.0%	$73.6	12.3%

Total revenue for the nine months ended September 28, 2008, increased $73.6 million, or 12.3%, due to a $75.1 million, or  24.1%, increase in product revenues, partially offset by $1.5 million, or 1.3%, decrease in service revenues.  The increase in product revenues was due to the $71.2 million increase in systems and solution products and a $3.9 million increase in printer and media products.  The product revenue growth is primarily a result of the 18.7% growth in North America and 12.8% growth in EMEA. New product introductions continue to drive increased hardware demand in both regions. Product revenue for the rest of the world decreased 9.6%, primarily due to lower revenue in Latin America.

The decrease in nine month service revenues of $ 1.5 million, or 1.3%, was primarily attributable to the slightly lower contract revenue in the first quarter ended March 30, 2008, combined with lower year-to-date custom software and break fix time and material revenues.

Geographically, revenues in North America and EMEA increased $56 million, or 18.7%, and $26.3 million, or 12.8%, respectively, over the corresponding prior-year period. The increases were primarily attributable to increased hardware demand in both regions, with new product introductions driving a majority of the growth. The changes in foreign currency conversion rates favorably impacted EMEA revenue by $19.0 million for the nine months ended September 28, 2008, as compared to the prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and nine months ended September 28, 2008 and September 30, 2007, were as follows (millions of dollars):

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$75.8	38.7%	$63.7	37.6%	$219.9	39.6%	$174.2	36.2%
Service	15.9	41.1%	14.4	39.1%	48.0	42.3%	49.6	43.0%
Total gross profit
and gross margin	$91.7	39.1%	$78.1	37.9%	$267.9	40.0%	$223.8	37.6%

The total gross profit for the three and nine months ended September 28, 2008, increased by $13.6 million and $44.1 million, respectively, compared to the corresponding prior year periods. The increases are attributable to product revenue growth in the North America and EMEA regions, as well as improvements in product gross margins in the respective periods. The increase in product gross margins is primarily due to new product introductions, favorable manufacturing absorption on higher volumes and product cost reductions.

Service gross profit increased $1.5 million for the three months ended September 28, 2008 compared to the prior year period, primarily due to the increase in revenue. The cost reductions as a result of the restructuring activities were partially offset by transition-related costs in the period. The decrease in service gross profit of $1.6 million for the nine months ended September 28, 2009 compared to the corresponding 2007 period is primarily due to the lower revenue in the first half of 2008.

Research and Development

Research and development costs for the three and nine months ended September 28, 2008 and September 30, 2007, were as follows (millions of dollars):

	Three Months ended			Nine Months ended
	September 28, 2008	September 30, 2007	Change from prior year	September 28, 2008	September 30, 2007	Change from prior year
Research and development expense	$15.0	$16.0	$(1.0)	$48.7	$49.0	$(0.3)

The total research and development (“R&D”) expense was $15.0 million and $48.6 million for the three and nine months ended September 28, 2008, respectively, compared with R&D expense of $16.0 million and $49.0 million for the corresponding prior-year periods. R&D expense for the current quarter includes a $1.4 million credit recorded for the reimbursement of certain R&D expenses under a foreign grant program that became realizable in the quarter.

Selling, General and Administrative

Selling, General and Administrative costs for the three and nine months ended September 28, 2008 and September 30, 2007, were as follows (millions of dollars):

	Three Months ended				Nine Months ended
	September 28, 2008	September 30, 2007	Change from prior year		September 28, 2008	September 30, 2007	Change from prior year
Selling, general and administrative expense	$57.3	$57.6	$(0.3.	)	$175.4	$162.9	$12.5

The total selling, general and administrative (“SG&A”) expense was $57.3 million and $175.4 million for the three and nine months ended September 28, 2008, respectively, compared with SG&A expense of $57.6 million and $162.9 million for the corresponding prior-year period. The increase in SG&A expense in the third quarter of 2008 is primarily related to the impact of international costs translated to US dollars at less favorable exchange rates. The third quarter of 2007 SG&A expense included approximately $2.0 million of other operating gains. The higher costs for the nine month period in 2008 is primarily related to the impact of international costs translated to US dollars at less favorable exchange rates than in the same period of 2007, higher information systems expense as a result of our ERP upgrade, higher selling and marketing costs, and higher labor costs, partially offset by a $2.9 million gain from the sale of property in the second quarter of 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Flood related charges

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages was covered by insurance to the extent reasonable. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption of our business. During the three and nine months ended September 28, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 million of insurance for a net pre-tax charge of $1.1 million.

Interest, Net

Interest income, net of interest expense for the three and nine months ended September 28, 2008 and September 30, 2007, was as follows (millions of dollars):

	Three Months ended			Nine Months ended
	September 28, 2008	September 30, 2007	Change from prior year	September 28, 2008	September 30, 2007	Change from prior year
Interest income, net	$0.7	$0.7	$-	$1.4	$1.1	$0.3

Net interest income was $0.7 million and $1.4 million for the three and nine months ended September 28, 2008, compared to net interest income of $0.7 million and $1.1 million for the corresponding prior-year period.

Restructuring

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we will relocate the final assembly of our product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan we will also consolidate two U.S. service depots to existing locations in Charlotte, North Carolina, and Monterey, Mexico, and transfer our on-site field service repair to a third party supplier. We expect the plan to be fully implemented by June 30, 2009.

As of September 28, 2008, 55 employees have been terminated as part of the restructuring.  All severance and other periodic transitional costs will be cash expenditures. Our remaining future expected costs are $0.2 million  for employee termination and $ 0.8 million for other costs. The aggregate costs incurred to date are presented in restructuring costs in the Condensed Consolidated Statement of Operations and are itemized along with expected additional costs in the table below:

In millions of dollars	SFAS 112	SFAS 146	Employee termination	Other costs	Total restructuring

Total Restructuring
Original restructuring charge, Third quarter of 2008	$2.7	$0.6	$3.0	$0.3	$3.3
Utilization	(0.6)	-	(0.6)	(0.3)	(0.9)

Balance at September 28, 2008	$2.1	$0.6	$2.4	$-	$2.4

Utilization by segment

Service	$0.6
Products	$0.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 28, 2008 and September 30, 2007, was as follows (millions of dollars):

	Three Months ended			Nine Months ended
	September 28, 2008	September 30, 2007	Change from prior year	September 28, 2008	September 30, 2007	Change from prior year
Provision for income taxes	$5.8	$0.8	$5.0	$14.4	$5.1	$9.3

The tax expense for the three and nine months ended September 28, 2008, reflects an effective tax rate for continuing operations of 34.5% and 35.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2008, we recorded tax benefits which decreased our Q3 effective tax rate 1.7% for a foreign tax refund and adjustments pertaining to our 2007 tax returns filed this quarter.  These rates reflect our recurring estimated effective tax rate of approximately 37% for fiscal year 2008, which excludes the impact of discrete items.

The tax expense for the three and nine months ended September 30, 2007, reflects an effective tax rate for continuing operations of 16.2% and 39.3%, respectively, compared to a U.S. statutory rate of 35%. In the third quarter of 2007, the tax provision was decreased to record benefits primarily resulting from certain changes in foreign and state tax law and for deferred taxes related to tax amortizable goodwill. These rates reflect our recurring estimated effective tax rate of approximately 36% for fiscal year 2007, which excludes the impact of discrete items.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of September 28, 2008, totaled $202.1 million, compared to $265.5 million as of December 31, 2007. Operating activities for the nine months ended September 28, 2008 provided $38.3 million of cash flow, primarily resulting from customer receipts exceeding billings by $40.7 million and $12.1 million from teh utilization of deferred tax assets, partially offset by a decrease in accounts payable of $38.3 million and increased inventory of $12.0 million. Investing activities for the nine months ended September 28, 2008, provided $20.5 million related primarily to the sale of investments totaling $28.5 million. Financing activities for the nine months ended September 28, 2008, used $92.7 million, primarily for the $100 million debt repayment in March, 2008.

Net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity at September 28, 2008, of $46.9 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the third quarter of 2008, and as of September 28, 2008, no borrowings were outstanding under the Revolving Facility. As of September 28, 2008, we were in compliance with the financial covenants of the Revolving Facility.

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
  Certain of our domestic subsidiaries have guaranteed the Revolving Facility.
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

Contractual Obligations

Our contractual commitments as of September 28, 2008, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Except as noted in the preceding paragraph, as of September 28, 2008, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2008.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (the “First Quarter Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, and in the First Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption  “Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable” is restated in its entirety as follows:

•
Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable. Domestic and international political and economic conditions are uncertain due to a variety of factors, including

•	global, regional and national economic downturns;
•	the availability and cost of credit;
•	volatility in stock and credit markets;
•	energy costs;
•	fluctuations in currency exchange rates;
•	the risk of global conflict;
•	the risk of terrorism and war in a given country or region; and
•	public health issues.

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make technology capital expenditures.  A deterioration of global political or economic conditions or in a given country or region could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans.  Changes in foreign currency exchange rates may negatively impact reported revenue and/or expenses.  In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country or region could reduce or eliminate our ability to collect on accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

The risk factor included in the First Quarter Form 10-Q under the caption  “Our use of third-party suppliers and distributors could adversely affect our business and financial results” is deleted and replaced by the following three risk factors:

•
On July 10, 2008, we announced our plan to streamline our supply chain by having Venture Corporation Limited ("Venture") perform the final assembly of our product lines at various locations in Asia.  Accordingly, we will be dependent on Venture for the manufacture of substantially all of our products and any failure or inability of Venture to provide its manufacturing services to us would adversely affect our business.   In relying on Venture to assemble our products, we will no longer have direct physical control over the manufacturing process and operations.  This might adversely affect our ability to control the quality of our products and the timeliness of their delivery to our customers.  Either of those adverse conditions could negatively affect our customer relationships and our revenues.  Furthermore, Venture’s access to our intellectual property could possibly increase the risk of infringement or misappropriation of our assets by a third party.

If Venture were unable to manufacture our products at one or more of its facilities for any extended period, we would be required to obtain alternative sources of manufacturing.  There is no assurance that any such sources would be available in a timely manner or at comparable cost.  Any such interruption of Venture’s manufacturing capabilities could increase our costs, impair our ability to provide our customers with our products in a timely and efficient manner and adversely affect our customer relationships and our financial results.

Finally, the transition of our manufacturing to foreign jurisdictions could also result in operational risk as well as customer concerns regarding product quality and delivery schedules during the transition period.  We expect to complete the transition by the end of the second quarter of 2009.  However, completion of the transition could be delayed by foreign or U.S. regulatory requirements or other unforeseen events.  If the transition is inefficient or delayed, our sales and income could be adversely affected.

ITEM 1A. RISK FACTORS (continued)

•
Venture’s use of third-party suppliers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.  Third-party suppliers that we approve will be providing the components that Venture will use in the final assembly of our products.  Some of these components may be available only from a single source or limited sources, and if they become unavailable for any reason, we or Venture may be unable to obtain alternative sources of supply on a timely basis.  Our products may also be adversely affected by the quality control of these third-party suppliers or by their inability to meet delivery deadlines.  Failure of these third-party suppliers in any of these respects may negatively affect our revenue and customer relationships.  Furthermore, these suppliers may have access to our intellectual property, which may increase the risk of infringement or misappropriation.

•
Our reliance on third-party distributors could adversely affect our business, revenues and earnings.  In addition to offering our products to certain customers and resellers directly, we rely to a great degree on third-party distributors and integrators to sell our products to end-users.  In 2006 and 2007, one distributor, ScanSource, Inc., accounted for more than 10% of our sales, and it or other distributors may account for a substantial portion of our sales in the future.  Changes in markets, customers or products may adversely affect the ability of these distributors to effectively bring our products to market at the right time and in the right locations.  In addition, if a significant distributor, such as ScanSource, were to become unavailable or substantially reduce its purchases from us, we would be required to obtain alternative sources of distribution or enhance our internal sales force.  Such a disruption in the distribution of our products could impair or delay sales of our products to end users and increase our costs of distribution, which could adversely affect our sales and income.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the caption  “Fluctuations in currency exchange rates may adversely impact our cash flows and earnings” is restated in its entirety as follows:

•
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flow, revenue and earnings are exposed to currency exchange rate fluctuations.  Our international sales our typically quoted, billed and collected in the customer’s local currency, and therefore exposed to changes in exchange rates.  Our product costs are largely denominated in U.S. dollars, and as such, do not significantly change with exchange rate fluctuations.  Exchange rate fluctuations may also affect the cost of goods and services that we purchase and personnel we employ.  When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.  Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

NONE

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 04, 2008
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 04, 2008
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 04, 2008
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 04, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Lanny H. Michael
Lanny H. Michael
Chief Financial Officer

November 04, 2008