Form 10-K
period 2008-12-31
Intermec, Inc.
filed 2009-02-26
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 27, 2008, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion, based on the closing sale price as reported on the New York Stock Exchange.

On February 18, 2009, there were 61,332,549 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference
Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders scheduled to be held on May 27, 2009.

INTERMEC, INC.

PART I

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.  Forward-looking statements include, but are not limited to, statements about: our cost reduction plans; our view of general economic and market conditions; our ability to develop, produce, market or sell our products, either directly or through third parties; maintaining or improving our revenues, gross margins or profits of our continuing operations, for the current period or any future period; competing effectively with our current products and planned products, and introducing new products; effectively completing restructuring and related transitional activities; maintaining or reducing expenses, maintaining or improving operational efficiency; using our investment in research and development to generate future revenue; and the applicability of accounting policies used in our financial reporting.  When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or our management are intended to identify such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report on Form 10-K.

Forward-looking statements involve and are dependent upon certain risks and uncertainties, and  are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.Intermec.com.  You are encouraged to review the discussion below in Part I, “Item 1A, Risk Factors,” and in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this filing.

ITEM 1.	BUSINESS

General

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) became an independent public company when our common stock was distributed to the shareholders of Western Atlas Inc., our former parent company, on October 31, 1997. Intermec is a Delaware corporation and our headquarters are in Everett, Washington. Our major offices, and assembly and services facilities are in the states of Washington, Iowa, North Carolina and Ohio and internationally in the United Kingdom, the Netherlands, France, Canada, Mexico, Brazil and Singapore.

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

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

Continuing Operations

We design, develop, integrate, sell, resell and service wired and wireless automated identification and data collection (“AIDC”) products and provide related services. Our products include mobile computing products, bar code scanners, radio frequency identification (“RFID”) products, wired and wireless bar code printers and label media products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations.  Our products are designed to withstand mobile use and rugged warehouse and field conditions.

Our products are sold worldwide for field mobility applications such as asset visibility and management, direct store delivery, maintenance and repair, in-transit visibility, routing and navigation, and telematics. Our products are also sold globally for in-premise applications such as asset visibility, freight yard operations, inventory management, warehouse operations, and work-in-process management.

ITEM 1.	BUSINESS (Continued)

We generate our revenues primarily through:

●	The sale and resale of wired and wireless AIDC products, mobile computing products, bar code scanners, wired and wireless bar code printers, label media and RFID products;

●	The granting of licenses to use our intellectual property (“IP”);

●	The delivery of professional services to actual or potential purchasers of our products;

●	The sale of service contracts to customers who want “extended” or post-warranty service, maintenance or repairs for the products they have purchased from us.

Products and Services

We sell wired and wireless AIDC products, including mobile computing products, bar code scanners, wired and wireless barcode printers, label media, RFID products and related services. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations.

Products

Mobile Computing Products

Our mobile computing products allow a customer’s in-premise and in-field workers to automatically and wirelessly collect and send data to remote computers and to automatically and wirelessly receive data from those remote computers. Our partners offer mobile computing application software that customers can use for a wide variety of business solutions including inventory management, order entry and fulfillment, and transaction processing.

Our mobile computing products include handheld and vehicle-mounted mobile computers, accessories and services that facilitate local-area and wide-area voice and data communications. These products typically contain multiple wireless technologies such as wide-area GPRS and CDMA, with local-area 802.11 and Bluetooth. Our mobile computing portfolio also includes AIDC devices with barcode scanning and/or RFID capabilities, specialized peripherals and printer products.

Our mobile computers use Microsoft Windows®, Windows® CE and Windows Mobile®, and embedded Windows XP operating systems, as well as scanning and Internet Protocol-based data communication capabilities. Our mobile computing products range from relatively low-cost, handheld batch and wireless data collection devices to higher-cost computers with network capabilities and flexible vehicle-mount communications.

Bar Code Scanners

Our bar code scanning products include fixed, mobile and vehicle-mounted laser scanners and linear and area imagers. These products are able to collect and decode bar codes and to transmit the resulting data to enterprise resource planning ("ERP") systems, warehouse management systems ("WMS"), and order fulfillment, transportation, logistics systems and other business intelligence applications.

Printer and Label Media Products

We sell barcode and RFID printers ranging from relatively low-cost, light-duty models to higher-cost, heavy-duty models. Our specialty printers provide custom capabilities, including color printing, a global language enabler and high resolution (400 DPI) printing that produces sharp typefaces and precise graphics even on small labels such as those used by the electronics industry. Our media products include pressure-sensitive bar code labels and thermal transfer ribbons, which are sold to customers worldwide. We also design and manufacture specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

ITEM 1.	BUSINESS (Continued)

Radio Frequency Identification (RFID) Products

RFID facilitates wireless communication of more information than that available from a barcode and does not require “line-of-sight” as barcode technology does. RFID systems typically consist of RFID readers and RFID tags comprising a computer chip and antenna encased in a protective covering. RFID tags are programmed by users to contain identification, serial numbers, history and other product data. Certain RFID tags contain read/write memory to allow updates and tag reuse. Customers use RFID technology to track pallets, cartons, containers and individual goods and assets to make their supply chains and other operations more efficient, productive and responsive.

Our RFID product line is currently focused on passive UHF technology and consists of RFID tags, readers, printers, software and related equipment.  Our RFID products comply with the EPCglobal Generation 2 UHF standard and other standards around the world.

Product Manufacture and Assembly

In 2008, we relocated the final assembly of our product lines from our headquarters location in Everett, Washington, to Venture Corporation Limited, a global electronics services provider.   In December 2008, we entered into a Manufacturing Services Framework Agreement (the “Agreement”) with Venture Corporation Limited and its affiliates (collectively, “Venture”). Under an earlier manufacturing services contract, Venture had manufactured printed circuit board assemblies and some finished goods for us.  The Agreement supersedes and replaces the earlier manufacturing services contract.

Venture is our exclusive manufacturer for substantially all of the products we offered for sale at the time the Agreement was entered into. The Agreement provides that Intermec products introduced to the marketplace after the effective date of the Agreement will not be automatically included in the Agreement, but they may be included by mutual agreement.  The Agreement does not require Intermec to purchase minimum quantities of  its products.

Venture’s manufacturing services include material and component procurement and equipment manufacturing, testing, packaging and shipment of finished goods.  Venture will generally purchase and own raw material, component, and finished goods inventories, but in certain limited circumstances, Intermec may take ownership of portions of those inventories. Intermec takes the lead in selecting and negotiating with suppliers and contract manufacturers on key components to be purchased by Venture.

Under the Agreement, we may collaborate with Venture on new product design or current product upgrades.  We intend to take advantage of Intermec’s knowledge and experience in product design and Venture’s expertise in manufacturing to achieve low costs for products that meet stringent performance demands.

Intellectual Property

We have more than 150 RFID patents and more than 20 companies have taken royalty-bearing licenses under those patents, including Cisco, Motorola, Inc., Texas Instruments, Avery Dennison, Honeywell Corporation and Zebra Technologies, Inc.  We also have approximately 400 non-RFID patents covering wireless communication, networking, Internet access, imaging and similar technologies and have a licensing program for those patents as well.

Services

We help our customers design, implement and deploy AIDC systems in their businesses. Our project management teams create strategic plans that identify the customer’s operational goals and AIDC solutions that will accomplish the customer’s business objectives. Our project management teams also define the functional requirements for implementing AIDC products and systems in the customer’s business environment.

Our project management teams prepare an implementation plan, evaluate AIDC products and integrate new AIDC products into the customer’s existing system. Since our partners and other vendors provide complementary AIDC products, systems and services, we offer customers a “one-stop shopping” experience and comprehensive AIDC solutions.

We provide technical support and repair services through a global network of Intermec and third-party facilities. Through our global education services unit, we also provide AIDC training services, including the design and delivery of training programs for our customers’ employees.

ITEM 1.	BUSINESS (Continued)

Business Strategy

The key elements of our strategy are to target high growth opportunities in selected application markets; focus on developing and selling differentiated new products and services; emphasize channel fulfillment; pursue geographic expansion opportunities; and continue the transformation of our supply chain and other efficiency initiatives.

We and our partners are focused on the following applications where our products and services make it possible for our customers to achieve measurable and meaningful reductions in their operating costs, greater efficiency in their operations and improvements in their customer service and support activities:

●	Field Mobility Applications

♦
Asset visibility and management. Many firms have employees in the field who are using, operating, installing or retrieving valuable assets such as machinery, tools, equipment, components and parts. Tracking those assets and their condition while they are in the field allows our customers to reduce capital expenditures, operating expenses, working capital requirements and cash consumption.

♦
Direct store delivery ("DSD"). DSD is the delivery of consumer goods from a supplier or distributor directly to a retail store, bypassing a warehouse. DSD activities typically include in-store inventory management, store-level authorized item management, store-level ordering, forecasting, product pricing, promotion, invoicing, the physical delivery and return of merchandise, the electronic exchange of delivery data, and shelf merchandising.  Our products and services allow our customers to manage these activities while they are in progress in the field and, in this manner, increase orders and revenue, achieve just-in-time inventory replenishment, update and confirm pricing “on the fly,” track promotion costs and product returns, etc.

♦
Maintenance, repair and overhaul. Many firms provide in-field maintenance, repair and refurbishment services for their own products or for products manufactured by others.  These services typically involve the steps of finding the specific location of the equipment within a facility or a yard, evaluating or confirming the nature of the work required, resolving technical or other issues which arise while the work is being performed, testing to confirm that the work had the desired effect, reporting the completion of the work, updating equipment service and repair records, invoicing for parts and labor, etc.  Our products and services allow our customers to manage these activities while their employees are in the field and, in this manner, enhance revenue and decrease the cost, time and trouble of in-field maintenance and repair.

♦
In-transit visibility. Most shippers and transporters want to know where their shipments are, who received the shipment, when it was delivered, the conditions and events that may have impacted the shipment in transit (e.g., temperature, humidity, shocks), the condition of the shipment on delivery, etc. Our products and services allow our customers to acquire, transmit, analyze and manage this information while the shipments are in the field and, in this manner, reduce the cost and simplify the management of outbound and inbound shipments.

♦
Routing and Navigation.  Many firms that operate transportation fleets want in-field control over their transportation assets so they can maximize the revenues generated by those assets and minimize their costs.  Our products and services make this possible by allowing these firms to use automated route and revenue optimization systems, dynamic routing systems and navigation support systems while their transportation assets are in the field.

♦
Telematics.  Many firms operating transportation fleets also want to gather data about their transportation assets and operators while they are in the field and use that data to improve performance in the field and system-wide.  Our products and services make this possible by allowing these firms to use automated methods of collecting, transmitting, analyzing and acting on data from the field such as vehicle tracking, engine diagnostics and parameters, fuel parameters and operator hours.

●	In-Premise Applications

♦
Asset visibility and management. Most employees are using, operating, installing or retrieving valuable assets such as machinery, tools, equipment, components and parts in facilities owned or leased by their employers.  Our products and services allow our customers to remotely track these assets and their condition and, in this manner, reduce shrink, and reduce capital expenditures, operating expenses, working capital requirements and cash consumption.

ITEM 1.	BUSINESS (Continued)

♦
Freight yard operations.  Firms operating transportation fleets want to use information about their freight yards to increase revenues, improve productivity and reduce costs.  Our products and services allow these firms to automatically collect, transmit, analyze and dynamically act on data from the yard such as inbound and outbound vehicles, yard location of equipment, equipment and operator availability, vehicle / trailer mismatches and goods loaded or offloaded from vehicles or trailers.

♦
Inventory management. Most firms want an efficient method of regularly gathering inventory data from their supply chain so that they can use it to establish optimal inventory policies and to rapidly respond to unplanned changes in demand and supply.  Our products and services meet this need by allowing firms to automatically collect, transmit, analyze and act on inventory data whether the inventory is in a plant, warehouse or a retail store.

♦
Warehouse operations. Most firms with warehouse operations want to streamline and improve those operations through automatic data collection and processing.  Our products and services meet this need by providing an automatic method of collecting, transmitting, analyzing and acting on data concerning the arrival, departure, storage location and condition of goods, equipment and workers.

♦
Work-in-process (“WIP”) management. Most manufacturers want to use WIP data to reduce waste and other inefficiencies in the manufacturing process.  Our products and services meet this need by providing an automatic method of collecting, transmitting, analyzing and using WIP data to align production to demand, smooth production flow and reduce waste and rework.

We and our partners are focused on private and public sector customers in the following categories:

♦
Consumer Goods. These customers make products for retailers and other firms which sell directly to businesses and consumers. Segments within this category include firms that produce foods, beverages, consumer packaged goods, footwear and apparel, health products and pharmaceuticals, beauty products, housewares and appliances, electronics, recreation products and services, and media and publications.

♦
Healthcare. These customers provide healthcare products and services to healthcare providers, laboratories or patients. Segments within this category include firms that provide preventative and emergency medical services in hospitals, clinics and medical offices, firms that provide laboratory and test services, and firms that produce the medical and test equipment, pharmaceuticals and other products used in hospitals, clinics, medical offices and laboratories.

♦
Industrial Goods.  Some customers in this category supply raw materials, components and assemblies to manufacturers and service providers in a variety of industries, including aerospace, automotive, chemicals, electronics, and oil and gas. Other customers in this category produce durable goods for businesses and consumers, including automobiles, computers and household appliances.

♦
Retail. These customers sell a wide variety of products and services to businesses and consumers through brick-and-mortar retail and mall stores, specialty outlets, department stores, warehouse-style mega-stores and the Internet.  Segments within this category include firms that sell foods, beverages and other grocery items, pharmaceuticals, health and beauty products, electronics, housewares, appliances, footwear, apparel, office products, and books, magazines and other media products. .

♦
Transportation and Logistics. These firms provide shipping, transportation and logistics services using their own personnel and equipment or third party resources. Segments within this category include motor freight, air transport, railways, waterborne transportation and logistics service providers.

Markets and Customers

Because AIDC solutions can be used by a company of any size, the AIDC market is large. Market growth is driven by the need for technologies and solutions that reduce capital expenditures, operating expenses, working capital requirements and cash consumption and improve productivity, quality, customer service and support. We cover the market through a combination of a direct sales and service organization, two-tier distributors, resellers and independent hardware, software and service vendors.

Our direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East and Africa and in selected Asia Pacific countries, including China and Australia. Our two-tiered sales channel is also global and includes value-added distributors and resellers.

ITEM 1.	BUSINESS (Continued)

Our customer base consists of private and public entities of many sizes. In 2008, 2007 and 2006, one customer, ScanSource, Inc., and its affiliated companies accounted for more than 10% of our revenues. Total sales to this customer were $113.8 million, $108.7 million and $99.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. ScanSource is a distributor of our products, and not an end user customer.

The AIDC market is highly competitive and there are many firms capable of becoming and, we believe, willing to become distributors for Intermec in addition to those now engaged in that role.  We do not believe that Intermec is substantially dependent upon any contractual arrangements with ScanSource or its affiliated companies.

Competition

The market for AIDC products is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by revenues. Motorola, Inc. and its wholly-owned subsidiary, Symbol Technologies, Inc., are major competitors, supplying a range of barcode, RFID and mobile computing products and services. We also face strong competition in individual AIDC product lines from suppliers such as Zebra Technologies Corporation, which supplies barcode and RFID printers, and Honeywell Corporation, which supplies barcode imagers. In the label media area, we face competition from a number of large and small media producers, including, among many others, Avery Denison and Brady.

We compete primarily on the basis of our technology and expertise in our target markets, but our support services, product functionality, performance, ruggedness and overall product quality are also important elements of our competitive offerings.

Research and Development

Research and development expenditures amounted to $64.5 million, $65.6 million, and $72.4 million, all of which we sponsored in the years ended December 31, 2008, 2007 and 2006, respectively.

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining IP protection. We have obtained approximately 612 patents and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. As we expand our product offerings, we try to obtain patents related to such offerings and, when appropriate, seek licenses to use inventions patented by third parties.

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

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page 72 of this Form 10-K for quarterly revenues and expenses.

Sales backlog from our continuing operations was $80.9 million, $71.1 million and $42.9 million at December 31, 2008, 2007 and 2006, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant indicator of future sales.

ITEM 1.	BUSINESS (Continued)

Employees

At December 31, 2008, we had 2,070 full-time employees, of which 2,055 were engaged in our wholly-owned subsidiary, Intermec Technologies Corporation, and 15 were engaged in our holding company, Intermec, Inc. Approximately 63% of our full-time employees are in the United States, approximately 20% are in Europe, the Middle East and Africa (“EMEA”), and the remainder are employed throughout the rest of the world, including the Asia Pacific region, Latin America, Canada and Mexico.

Discontinued Operations

In 2005, we divested our Industrial Automation Systems ("IAS") businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes. At the time of divestiture, the IAS businesses were producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.

ITEM 1.	BUSINESS (Continued)

EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 24, 2009, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years

Patrick J. Byrne	48
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

Robert J. Driessnack	50
Senior Vice President and Chief Financial Officer since January 19, 2009.  Prior to his appointment as our Chief Financial Officer, Mr. Driessnack served as Vice President and Controller of HNI Corporation, a manufacturer and distributor of office furniture and hearth products, from 2004 until joining Intermec.  Prior to assuming that position, from 2002 to 2004, Mr. Driessnack served as Vice President and Chief Financial Officer for the Retail Systems Division of NCR Corporation, a computer, retail and financial products manufacturing, service and distribution company, where he held a number of other management positions since joining that company in 1989.

Janis L. Harwell	54
Senior Vice President and General Counsel since September 2004 and Corporate Secretary since January 2006. In February 2009, Ms. Harwell also was made Senior Vice President Corporate Strategy. Prior to joining Intermec, Ms. Harwell was Vice President, General Counsel and Secretary of Renessen LLC, an agricultural biotechnology joint venture formed by Cargill, Inc. and Monsanto Company, from January 1999 to August 2004.

Fredric B. Anderson	41
Vice President, Corporate Controller, since September 2005. Acting Chief Financial Officer September 2005 to September 2006. Prior thereto, Mr. Anderson was Director of Accounting and Financial Reporting, and Chief Accounting Officer, from July 2002 to September 2005.

Kenneth L. Cohen	65	Vice President and Treasurer since January 2004 and Vice President, Taxes since July 2000.

Dennis A. Faerber	56
Senior Vice President, Global Supply Chain Operations and Global Services, of Intermec Technologies Corporation, since February 2008 for Global Supply Chain Operations, and since February 2009 for Global Services. Prior to joining Intermec, Mr. Faerber was employed by Applied Materials, Inc. from January 2007 through January 2008 as Corporate Vice President (Global Supply Chains) and by KLA-Tencor Corporation from March 2004 through January 2007 as Group Vice President and Chief Quality Officer.  Prior thereto, Mr. Faerber was employed by Advanced Energy Industries, Inc. from February 2003 through January 2004 as Chief Operating Officer.

Earl R. Thompson	47
Senior Vice President, Mobile Solutions Business Unit since October 2008.  Mr. Thompson previously served as Vice President and General Manager of the Printer/Media Business from April 2008 to October 2008.  Prior to joining Intermec, Mr. Thompson was Vice President and General Manager, Wireless Division of Agilent Technologies, Inc. from 2004 to 2007.  Prior thereto, Mr. Thompson was General Manager, China Wireless Operations, Wireless Business Unit for Agilent Technologies, Inc. from 2002 to 2004.

Michael A. Wills	45
Senior Vice President, Global Sales of Intermec Technologies Corporation, since January 2007.  Between December 2007 and February 2009, Mr. Wills also was Senior Vice President for Global Services.  Mr. Wills previously served as our Vice President & General Manager, Global Services and RFID from September 2004 to December 2006. Prior thereto, Mr. Wills was Vice President & General Manager, Printers and Media, from April 2003 to September 2004.

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

The State of California also has adopted restrictions on the use of certain materials in electronic products that are intended to harmonize with the RoHS Directive. Those restrictions went into effect in 2007. Other U.S. states are considering similar legislation or are in the process of implementing enacted legislation. Similarly, China has promulgated environmental regulations covering the same substances as the RoHS Directive. China’s regulations became effective on March 1, 2007 and imposed various marking and substance content disclosures (above defined thresholds) of electronic products imported into China.  We have implemented a program to comply with these requirements.   China has not yet defined the list of specific products for which the substance content will be restricted or the effective date of any imposed restrictions.  It is unclear whether China’s use restrictions will be consistent with the use restrictions set forth in the RoHS Directive. Other countries outside of the EU and China are in various stages of establishing RoHS requirements and may adopt RoHS-type regulations in the future.

In addition, the State of California adopted restrictions on the energy efficiency of external alternating current power supplies used with many of the products we manufacture and sell.  No significant costs were incurred in 2008 for our product and system re-certification to U.S. requirements due to migration to newer, more efficient power supplies.  Additional certification costs may be incurred in 2009 and beyond as similar requirements are adopted in other countries in which we sell or intend to sell.

We have redesigned some of our current products to bring them into compliance with the RoHS Directive and similar regulations in other jurisdictions. In other cases, we are replacing non-compliant products with new products that comply with these regulations. No costs other than planned R&D expenditures were incurred in 2008 to comply with these regulations. We expect to incur additional costs in the future for compliance with the RoHS Directive and similar regulations in other jurisdictions. The amount and timing of such expenditures are uncertain due to uncertainties about the effective date and final content of RoHS-type regulations in various jurisdictions and the possibility that RoHS-type regulations in one jurisdiction will not be consistent with RoHS-type regulations in other jurisdictions.

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

Raw Materials

We use a variety of raw materials in the manufacture of our products, and we obtain such raw materials from a variety of suppliers. In general, the raw materials we use are available from numerous alternative sources. As is customary for our industry, we at various times enter into certain single-source component part supply agreements. We believe these agreements will be renewed in the ordinary course of business.

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

♦	global, regional and national economic downturns;
♦	the availability and cost of credit;
♦	volatility in stock and credit markets;
♦	energy costs;
♦	fluctuations in currency exchange rates
♦	the risk of global conflict;
♦	the risk of terrorism and war in a given country or region; and
♦	public health issues.

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology.  A deterioration of global, regional or local political or economic conditions could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans.  Changes in foreign currency exchange rates may negatively impact reported revenue and expenses.  In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political or economic conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

●
We face risks as a global company that could adversely affect our revenues, gross profit margins and results of operations. Due to the global nature of our business, we face risks that companies operating in a single country or region do not have.  U.S. and foreign government restrictions on the export or import of technology could prevent us from selling some or all of our products in one or more countries. Our sales could also be materially and adversely affected by burdensome laws, regulations, security requirements, tariffs, quotas, taxes, trade barriers or capital flow restrictions imposed by the U.S. or foreign governments. In addition, political and economic instability in a particular country or region could reduce demand for our products or impair or eliminate our ability to sell or deliver those products to customers in those countries or put our assets at risk.  Any of the foregoing factors could adversely affect our ability to continue or expand sales of our products in any market, and disruptions of our sales could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operations.

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

●
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flows, revenue and earnings are exposed to currency exchange rate fluctuations.  Our international sales are typically quoted, billed and collected in the customer’s local currency, and therefore exposed to changes in exchange rates.  Our product costs are largely denominated in U.S. dollars, and as such, do not significantly change with exchange rate fluctuations.  Exchange rate fluctuations may also affect the cost of goods and services that we purchase and personnel we employ.  When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

ITEM 1A.	RISK FACTORS (Continued)

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.  Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

●
We are dependent on Venture Corporation Limited for the manufacture of substantially all of our products and any failure or inability of Venture to provide its manufacturing services to us would adversely affect our business. In relying on Venture to assemble our products, we will no longer have direct physical control over the manufacturing process and operations.  This might adversely affect our ability to control the quality of our products and the timeliness of their delivery to our customers.  Either of those potential consequences could adversely affect our customer relationships and our revenues.  Furthermore, Venture’s access to our intellectual property could possibly increase the risk of infringement or misappropriation of our assets.

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

The transition of our manufacturing to foreign jurisdictions could also result in operational risk as well as customer concerns regarding product quality and delivery schedules during the transition period.  We expect to complete the transition in the first quarter of 2009.  However, completion of the transition could be delayed by foreign or U.S. regulatory requirements or other unforeseen events.  If the transition is inefficient or delayed, our sales and income could be adversely affected.

●
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

●
Our reliance on third-party distributors could adversely affect our business, revenues and earnings.  In addition to offering our products to certain customers and resellers directly, we rely to a significant and increasing degree on third-party distributors and integrators to sell our products to end-users.  In 2007 and 2008, one distributor, ScanSource, Inc., accounted for more than 10% of our sales, and it or other distributors may account for a substantial portion of our sales in the future.  Changes in markets, customers or products, or negative developments in general economic and financial conditions and the availability of credit, may adversely affect the ability of these distributors to effectively bring our products to market at the right time and in the right locations.  In addition, if a significant distributor, such as ScanSource, were to become unavailable or substantially reduce its purchases from us, we would be required to obtain alternative sources of distribution or enhance our internal sales force.  Such a disruption in the distribution of our products could impair or delay sales of our products to end users and increase our costs of distribution, which could adversely affect our sales or income.

●
Growth of and changes in our revenues and profits depend on the customer, product and geographic mix of our sales.  Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits.   Sales to large enterprises tend to have lower prices and gross margins than sales to smaller firms.  In addition, our gross margins vary depending on the product or service and the geographic region in which sales are made.  Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales.  If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline.  Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

ITEM 1A.	RISK FACTORS (Continued)

●
Our business may be adversely affected if we do not continue to transform our supply chain, improve our business processes and systems and attract and retain skilled managers and employees. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in efficient and cost effective ways. To achieve our objectives, we need to continue to streamline our supply chain and our business processes and continue to improve our financial, information technology and enterprise resource planning systems.  To accomplish this, there may be times when we must significantly restructure our business and recognize the anticipated costs of such restructurings.  Such restructuring charges could have a material adverse impact on our results of operations. Competition for skilled employees is high in our industry, and we must remain competitive in terms of compensation and other employee benefits to retain key employees.  If we are unsuccessful in hiring and retaining skilled managers and employees, we will be unable to achieve the objectives of our restructuring programs or to maintain and expand our business.

●
Our industry is characterized by rapid technological change, and our success depends upon the timely introduction of new products and our ability to mitigate the risk of product obsolescence. Customer requirements for AIDC products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish Intermec from our competitors, we must frequently introduce new products and enhancements of existing products through potentially significant investments in research and development (“R&D”).  We may not have adequate resources to invest in R&D that will keep pace with technological changes in our industry, and any such investments may not result in competitive products.  Furthermore, we may not be able to launch new products before our competition launches comparable products.  Any of these factors could cause our business to suffer.

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

●
Our failure to expand our patent portfolio or to successfully protect our intellectual property rights and defend against infringement claims could adversely affect the growth of our business and our results of operations. One element of our strategy to compete in our industry is to expand our AIDC patent portfolio to differentiate our products from those of our competitors and to generate royalty income.  The expansion of a patent portfolio involves a complex and costly set of activities with uncertain outcomes.  Our ability to obtain patents can be adversely affected by insufficient inventiveness of our employees, by changes in patent laws, treaties, and regulations, and by judicial and administrative interpretations of those laws treaties and regulations.  Our ability to expand our patent portfolio can also be adversely affected by the lack of valuable patents for sale or license at affordable prices.  There is no assurance that we will be able to obtain valuable AIDC patents in the jurisdictions where we and our competitors operate or that we will be able to use or license those patents to differentiate our products in the marketplace or to generate meaningful royalty revenue.

To protect our patent portfolio, we may be required to initiate patent infringement lawsuits. Patent lawsuits are complex proceedings, and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases. Adverse results in such patent lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in patent lawsuits could also reduce our royalty revenues.  In some periods, patent litigation recoveries and expenses could result in large fluctuations from prior periods, increasing the volatility of our financial results and possibly impacting our earnings per share.

Since our business strategy includes global expansion, we are operating in developing countries (e.g., China) where the institutional structures for creating and enforcing intellectual property rights are very new or non-existent and where government agencies, courts and market participants have little experience with intellectual property rights. There is no assurance that we will be able to protect our technology in such countries because we may not be able to obtain or enforce patents or other intellectual property rights in those jurisdictions and alternative methods of protecting our technology may not be effective. Our inability to prevent competitors in these developing markets from misappropriating our technology could materially and adversely affect our sales, revenues and results of operations.

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

ITEM 1A.	RISK FACTORS (Continued)

patent lawsuits initiated by third party patent-holders.  If the results of such litigation are adverse to us or our customers, we could be enjoined from practicing an invention covered by the patent in question.  We could also be required to pay damages for past infringement, which might have a material adverse effect on our results of operations.  If an injunction is issued, we may not be able to sell a particular product or product line, which could materially and adversely impact our sales, revenues and results of operations.  If third-party patent-holders are willing to license or sell their patents to us, or if we must redesign the affected products, the associated costs could have a material and adverse effect on our sales, revenues or results of operations.

●
Some of our competitors are substantially larger or more profitable than we are, which may give them a competitive advantage. We operate in a highly competitive industry.  Due to acquisitions and other consolidation of the AIDC industry, competition is likely to intensify.  Some of our competitors have substantially more revenue or profit than we do. The scale advantage of these companies may allow them to invest more in R&D, sales and marketing, and customer support than we can or to achieve economies of scale in manufacturing and distribution. The scale advantage may also allow them to acquire or make complementary products that alone or in combination with other AIDC products could afford them a competitive advantage. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to emerging technology developments, market trends or price declines than we can. Those competitors may also be able to precipitate such market changes by introducing new technologies, reducing their prices or otherwise changing their activities. There is no assurance that our strategies to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our earnings may be materially and adversely affected.

●
Business combinations, private equity transactions and similar events are altering the structure of the AIDC industry and, could intensify competition and create other risks for our business. Large, well-financed companies and private equity groups have been acquiring companies in AIDC industry.  As examples, Motorola acquired Symbol Technologies, Inc.; Honeywell acquired Hand Held Products, Inc. and Metrologic Holdings Corporation, parent of Metrologic Instruments; and Zebra Technologies acquired WhereNet, Navis Holdings LLC and proveo AG.  These acquisitions and other similar events have altered the structure of the AIDC industry and may spawn more transactions and additional structural changes.  These events could intensify competition within the AIDC industry by expanding the presence of companies that have greater business and financial resources than the firms they acquired and by increasing the market share of some companies in our industry.  Such increased competition could have material adverse impacts to our revenues, revenue growth and results of operations.  There is no assurance that any of the strategies we employ to react to the structural changes and related increased competition in our industry will be successful.

●
Growth in our revenues and profits depends, in part, on development of the RFID market.  There is uncertainty about the volume and the timing of demand for RFID products in the vertical markets and applications that we and our licensees target.  Potential RFID customers typically use pilot programs, qualification processes and certification processes to determine whether to acquire an RFID system and which vendor’s products and systems to buy.  We cannot predict how fast the RFID market will grow or how large it will become.  If it grows into a significant market, we and our licensees may not be able to successfully penetrate that market with our RFID product offerings.  If the RFID market does not grow significantly or if we and our licensees are unable to successfully penetrate that market, our revenue growth and profitability could be adversely affected.

●
To compete effectively in the AIDC industry, we may seek to acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results.  The industry trend toward business combinations and other factors may make it appropriate for us to acquire or make investments in other businesses, patents, technologies, products or services.  Our ability to do so could be hampered if we are unable to identify suitable acquisitions and investments or to agree on the terms of any such acquisition or investment.  We may not be able to consummate any such transaction if we cannot obtain financing at a reasonable cost and lack sufficient resources to finance the transaction on our own.  If we are not able to complete such transactions, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.

●
Our business combinations or other transactions may not succeed in generating the intended benefits and therefore adversely affect shareholder value or our financial results.   Integration of new businesses or technologies into our business may have any of the following adverse effects:

♦	We may have difficulty transitioning customers and other business relationships to Intermec.
♦	We may have problems unifying management of a combined Company.
♦	We may lose key employees from our existing or acquired businesses.
♦	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.

ITEM 1A.	RISK FACTORS (Continued)

Furthermore, in order to complete such transactions, we may have to use cash, issue new equity securities with dilutive effects on existing shareholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that has a material adverse effect on our balance sheet or results of operations.  We may also consume considerable management time and attention on the integration that would divert resources from the development and operation of our existing business.  These and other potential problems could prevent us from realizing the benefits of such transactions and have a material adverse impact on our revenues, revenue growth, balance sheet and results of operations.

●
Global regulation and regulatory compliance, including environmental, technological and standards setting regulations, may limit our sales or increase our costs, which could adversely impact our revenues and results of operations. We are subject to domestic and international technical and environmental standards and regulations that govern or influence the design, components or operation of our products. Such standards and regulations may also require us to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. We are also subject to self-imposed standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal that provide our customers with the ability to seamlessly use our products with products from other AIDC vendors, which our customers demand.  Changes in standards and regulations may be introduced at any time and with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

♦	prevent us from selling one or more of our products in a particular country;
♦	increase our cost of supplying our products by requiring us to redesign existing products or to use more expensive designs or components;
♦	require us to obtain services or create infrastructure in a particular country to address collection, recycling and similar obligations; or
♦	require us to license our patents on a royalty free basis and prevent us from seeking damages and injunctive relief for patent infringements.

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

●
Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results. Due to the global nature of our business, we are subject to national and local taxation in many different countries, and we file a significant number of tax returns that are subject to audit by the tax authorities in those countries. Tax audits are often complex and may require several years to resolve. There is no assurance that all or any of these tax audits will be resolved in our favor.  In addition, under applicable accounting rules, the value that we report for our deferred tax assets reflects our estimate for these assets, net of those that we believe are more likely than not to expire before being utilized.   Our financial results may include favorable or unfavorable adjustments to our estimated tax liabilities or deferred tax assets in the periods when the tax assessments are made or resolved or when statutes of limitations on the tax assessments or tax attributes expire. The outcome of these tax assessments or estimates could have a material positive or negative impact on our earnings and increase the volatility of our earnings relative to prior periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 938,131 square feet, of which 680,614 square feet, or 73%, are located in the United States, and 257,517 square feet, or 27%, are located outside the United States, primarily in the Netherlands, France, Spain, Germany and Canada.

Approximately 92,000 square feet, or 10%, of our principal plant, office and commercial floor area associated with continuing operations, is owned by us, and the balance is held under lease.

The U.S. plants and offices associated with our continuing operations are located in the following states (in square feet):

Washington	346,728
Ohio	97,483
Iowa	180,927
Other states	55,476
Total	680,614

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

♦	Plants or offices that, when added to all other of our plants and offices in the same city, have a total floor area of less than 10,000 square feet.

♦	Facilities held under lease that we are subleasing to third parties, comprising 26,000 square feet in New Mexico.

♦
Various properties we own that are not used for operations are classified as other assets as of December 31, 2008. These properties total 2.0 million square feet and include 1.3 million square feet, located in Ohio, 459,000 square feet, located in Pennsylvania and 251,000 square feet, located in Illinois.

♦	Approximately 312,000 square feet, previously used in a discontinued business located in Michigan, held under lease.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, intellectual property, commercial, and employment matters, which arise in the ordinary course of business.  We do not expect the ultimate resolution of currently pending matters to be material in relation to our business, financial condition, and results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2008 and 2007, are as follows:

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$24.86	$17.53	$25.81	$20.50
Second Quarter	24.96	19.56	26.40	20.90
Third Quarter	23.00	15.09	30.16	23.32
Fourth Quarter	19.65	9.29	27.48	20.12

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 6, 2009, there were approximately 11,081 holders of record and 19,585 beneficial owners of our common stock. No cash dividends were paid during 2008 or 2007.

No shares of common stock were repurchased in the fourth quarter of 2008.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2008, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electronic Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period in our common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electronic Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Total Return To Shareholders
(Includes reinvestment of dividends)
	ANNUAL RETURN PERCENTAGE
	Years Ended December 31,
Company / Index	2004	2005	2006	2007	2008
INTERMEC INC	10.20	33.65	(28.20)	(16.32)	(34.61)
S&P MIDCAP 400 INDEX	16.48	12.55	10.32	7.98	(36.23)
S&P 1500 ELECTRONIC EQUIPMENT & INSTRUMENTS	20.03	11.56	19.65	23.57	(36.99)

		INDEXED RETURNS
		Years Ending December 31,
	Base Period
Company / Index	2003	2004	2005	2006	2007	2008
INTERMEC INC	100	110.20	147.28	105.75	88.50	57.86
S&P MIDCAP 400 INDEX	100	116.48	131.11	144.64	156.18	99.59
S&P 1500 ELECTRONIC EQUIPMENT & INSTRUMENTS	100	120.03	133.91	160.23	197.99	124.76

ITEM 6.	SELECTED FINANCIAL DATA

INTERMEC, INC.
(Millions of dollars, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating results: (a)
Revenues	$890.9	$849.2	$850.0	$875.5	$791.7
Operating profits from continuing operations (b)	$47.0	$37.4	$36.7	$58.6	$64.7
Earnings from continuing operations	$35.7	$24.4	$35.0	$40.7	$52.2
Earnings (loss) from discontinued operations	-	(1.3)	(3.0)	21.1	(101.3)
Net earnings (loss)	$35.7	$23.1	$32.0	$61.8	$(49.1)

Basis earnings (loss) per share
Continuing operations	$0.58	$0.40	$0.56	$0.66	$0.86
Discontinued operations	-	(0.02)	(0.05)	0.34	(1.67)
Net earnings (loss) per share	$0.58	$0.38	$0.51	$1.00	$(0.81)

Diluted earnings (loss) per share
Continuing operations	$0.58	$0.40	$0.55	$0.64	$0.84
Discontinued operations	-	(0.02)	(0.05)	0.34	(1.63)
Net earnings (loss) per share	$0.58	$0.38	$0.50	$0.98	$(0.79)
(In thousands)
Shares used for basic earnings (loss) per share	61,183	60,359	62,535	61,785	60,502
Shares used for diluted earnings (loss) per share	61,658	61,163	63,830	63,350	62,154

Financial position (at end of year):
Total assets	$789.9	$900.6	$810.3	$902.7	$1,072.7
Current portion of long-term debt	$-	$100.0	$-	$-	$108.5
Long-term debt	$-	$-	$100.0	$100.0	$100.0
Working capital	$371.4	$323.5	$350.2	$440.4	$399.2
Current ratio	3.1	2.0	2.98	3.0	1.9
Total debt as a percentage of total capitalization	-%	17%	19%	17%	34%

(a)	All periods reflect the classification of IAS as discontinued operations.

(b)
Includes restructuring charges of $5.8 million in 2008 and $11.6 million in 2006. Also includes pre-tax gains on intellectual property settlements of $16.5 million and $15.6 million in 2006 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) designs, develops, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products, bar code scanners, radio frequency identification (“RFID”) products, wired and wireless bar code printers and label media products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations.  Our products are designed to withstand mobile use and rugged warehouse and field conditions.

Our products are sold globally for field mobility applications such as asset visibility and management, direct store delivery, maintenance and repair, in-transit visibility, routing and navigation, and telematics. Our products are also sold globally for in-premise applications such as asset visibility, freight yard operations, inventory management, warehouse operations, and work-in-process management.

The key elements of our strategy are to target high growth opportunities in selected application markets; focus on developing and selling differentiated new products and services; emphasize channel fulfillment; pursue geographic expansion opportunities; and continue the transformation of our supply chain and our other efficiency initiatives.

Our financial reporting currency is the U.S. Dollar, and changes in exchange rates can significantly affect our financial trends and reported results.  If the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2008, 2007 and 2006. The results of operations and percentage of revenues were as follows (millions of dollars):

	Year Ended December 31,
	2008		2007		2006
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$890.9		$849.2		$850.0
Costs and expenses:
Cost of revenues	536.1	60.2%	522.4	61.5%	517.9	60.9%
Research and development	64.5	7.2%	65.6	7.7%	72.4	8.5%
Selling, general and administrative	236.4	26.5%	223.8	26.4%	227.8	26.8%
Gains on intellectual property settlements	-	-	-	-	(16.5)	-1.9%
Flood related charge	1.1	0.1%	-	-
Restructuring charge	5.8	0.7%	-	-	11.6	1.4
Total costs and expenses	843.9	94.7%	811.8	95.6%	813.2	95.7%
Operating profit from continuing
operations	47.0	5.3%	37.4	4.4%	36.8	4.3%
Interest, net	2.3	0.3%	1.8	0.2%	6.5	0.8%
Gain on sale of investments	-	-	-	-	2.3	0.3%
Earnings from continuing operations before
income taxes	49.3	5.5%	39.2	4.6%	45.6	5.4%
Provision for income taxes	13.6	1.5%	14.8	1.8%	10.6	1.2%
Earnings from continuing operations, net of tax	35.7	4.0%	24.4	2.9%	35.0	4.1%
Loss from discontinued
operations, net of tax	-	-%	(1.3)	-0.2%	(3.0)	-0.4%
Net earnings	$35.7	4.0%	$23.1	2.7%	$32.0	3.8%

Basic earnings per share from
continuing operations	$0.58		$0.40		$0.56
Diluted earnings per share from
continuing operations	$0.58		$0.40		$0.55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, as well as the year-over-year product and service revenue changes were as follows (millions of dollars):

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category:
Systems and solutions	$542.1	60.8%	$485.6	57.2%	$477.2	56.1%
Printer and media	196.3	22.0%	206.4	24.3%	215.2	25.3%
Total product	738.4	82.8%	692.0	81.5%	692.4	81.5%
Service	152.5	17.2%	157.2	18.5%	157.6	18.5%
Total revenues	$890.9	100.0%	$849.2	100.0%	$850.0	100.0%

	2008 v. 2007		2007 v. 2006
Product and service revenue change:	Amount	Percent	Amount	Percent
Systems and solutions	$56.5	11.6%	$8.4	1.8%
Printer and media	(10.1)	-4.9%	(8.8)	-4.1%
Total product	$46.4	6.7%	$(0.4)	-0.1%
Service	(4.7)	-3.0%	(0.4)	-0.3%
Total revenues	$41.7	4.9%	$(0.8)	-0.1%

Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, as well as the year-over-year geographic region revenue changes were as follows (millions of dollars):

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$492.8	55.3%	$422.9	49.8%	$494.4	58.2%
Europe, Middle East and Africa	290.4	32.6%	290.6	34.2%	241.1	28.4%
All others	107.7	12.1%	135.7	16.0%	114.5	13.4%
Total revenues	$890.9	100.0%	$849.2	100.0%	$850.0	100.0%

	2008 v. 2007		2007 v. 2006
Geographic region revenue change:	Amount	Percent	Amount	Percent
North America	$69.9	16.5%	$(71.5)	-14.4%
Europe, Middle East and Africa (EMEA)	-	0%	49.5	20.4%
All others	(28.0)	-20.6%	21.2	18.5%
Total revenues	$41.7	4.9%	$(0.8)	-0.1%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues in 2008 increased $46.4 million, or 6.7% compared to 2007.  The growth in our 2008 product revenue was driven by system and solutions revenues, which increased $56.5 million, or 11.6%, compared to 2007.  This increase resulted from North America systems and solutions revenue growth as a result of larger direct accounts, sales to the U.S. Government Department of Defense and higher revenue through our distribution partners.  The increase in revenues from systems and solutions was offset by a $10.1 million, or 4.9%, decline in our printer and media revenue for the comparable periods.  The decrease in printer and media revenue in 2008 was primarily related to less revenue in Latin America, which had a number of large direct accounts that included significant printer revenue in 2007.  Product revenues in Europe, the Middle East and Africa (EMEA) were flat in 2008 compared to 2007, which includes approximately $8.4 million from favorable changes in currency exchange rates in 2008 compared to 2007. Product revenue in the Rest of the World (“ROW”) decreased 23%, primarily due to lower product revenue in Latin America, which had a number of large direct accounts in 2007.

Product revenues in 2007 were flat compared to 2006.  The growth in our 2007 system and solutions revenues of $8.4 million, or 1.8%, compared to 2006, was offset by an $8.8 million, or 4.1%, decline in our printer and media revenue for the comparable periods. The growth in systems and solutions resulted from 2007 growth rates of 31.2% and 14.7% in EMEA and ROW, respectively, partially offset by a 16.2% decrease in North America. The higher systems and solutions revenue in EMEA during 2007 was primarily attributable to strong market acceptance of new product introductions and a refreshed product line to be in compliance with the European Union’s Reduction of Hazardous Substances (“RoHS”) directive. The growth in EMEA revenue also includes approximately $12.0 million, or 9.0%, from favorable changes in currency exchange rates in 2007 compared to 2006. The lower systems and solutions revenue in North America during 2007 compared to 2006 reflects declining revenues in the first half of 2007, as a result of lower enterprise sales and delays in customer purchases during our transition to newly introduced products, partially offset by 20% growth in the fourth quarter of 2007 compared to the corresponding 2006 period.

Service revenues of $152.5 million for 2008 were down $4.7 million, or 3.0% compared to 2007. We experienced higher 2008 service revenue in EMEA, which was more than offset by lower service revenue in North America and Latin America compared to 2007.  The decrease in North America service revenues is primarily a result of lower time-and-material repairs.

Service revenues of $157.2 million for 2007 were essentially flat with 2006. We experienced higher service revenue in EMEA and Latin America during 2007, primarily from the regional growth in product revenues, which was offset by a decrease in U.S. Government professional services and declines in time-and-material repairs.

Geographically, for the year ended December 31, 2008, product and service revenues increased in North America by 16.5%, while EMEA remained flat and ROW decreased 20.6%. The growth in North America revenue is primarily attributable to strong system and solutions revenue. The revenue decrease in ROW is primarily attributable to lower product revenue in Latin America, which had a number of large direct accounts in 2007.

For 2007, product and service revenue decreased in North America by 14.4%, while EMEA and ROW increased by 20.4 % and 18.5%, respectively. The growth in EMEA revenue is primarily attributable to strong market acceptance of new products and $21.5 million, or 9.0%, from favorable changes in currency exchange rates in 2007 compared to 2006. The revenue growth in ROW is primarily attributable to several large enterprise sales in Latin American and approximately $3.6 million, or 3.1%, due to favorable changes in currency exchange rates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2008, 2007 and 2006, were as follows (millions of dollars):

	Year Ended December 31,
	2008		2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$290.2	39.3%	$259.9	37.6%	$262.7	37.9%
Service	64.6	42.4%	67.0	42.6%	69.3	44.0%
Total gross profit and gross margin	$354.8	39.8%	$326.9	38.5%	$332.0	39.1%

Total gross profit for the year ended December 31, 2008, increased $27.9 million, or 8.5%, compared to 2007.  The increase in total gross profit is primarily due to the 6.7% increase in product revenue, combined with a 170 basis point improvement in the related gross margin. The increase in product gross margins is primarily a result of a higher proportion of our product revenue from systems and solutions, the favorable impact from foreign exchange rate movements, component cost reductions and higher capacity utilization related to the revenue growth. Service gross profit decreased by $2.4 million, or 3.6%, in 2008 compared to 2007 due primarily to the 3.0% decrease in related revenue.

Total gross profit for the year ended December 31, 2007, decreased $5.1 million, or 1.6%, compared to the prior year end. Product gross profit decreased by $2.8 million, or 12.5%, in 2007 compared to 2006, due primarily to the 30 basis point decrease in gross margin percentage. Service gross profit decreased by $2.3 million, or 3.3%, in 2007 compared to 2006 due to the 140 basis point reduction in gross margin. The decrease in gross margins is due to the regional mix change, as lower service revenues in North America were offset by increases in lower margin service revenues in Latin America.

 Research and Development Expense, net (In millions)
	Year Ended December 31,
	2008 Amount	Change from Prior Year	2007 Amount	Change from Prior Year	2006 Amount
Research and development expense	$64.5	$(1.1)	$65.6	$(6.8)	$72.4

Research and development (“R&D”) expense decreased $1.1 million in 2008 compared to 2007.  The decrease in R&D expense resulted from a $1.8 million credit recorded for the reimbursement of certain R&D expenses under a foreign grant program which was received during 2008.

R&D expense decreased $6.8 million in 2007 compared to 2006. The decrease primarily reflects the elimination of $7.7 million of incremental expense incurred during 2006 to redesign our current products and bring them into compliance with the European Parliament and Council Directive 2002/95/EC on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense (In millions)
	Year Ended December 31,
	2008 Amount	Change from Prior Year	2007 Amount	Change from Prior Year	2006 Amount
Selling, general and administrative expense	$236.4	$12.6	$223.8	$(4.1)	$227.9

The increase in selling, general and administrative expense (“SG&A”) in 2008 of $12.6 million compared to 2007 is primarily attributable to a $4.1 million increase for information systems expense , primarily resulting from higher depreciation expense and consulting costs, as a result of our ERP upgrade, a $3.2 million increase due to the impact of international costs translated to U.S. dollars at less favorable average exchange rates during 2008, a $3.2 million increase in foreign exchange contract and re-measurement losses, and higher labor costs.

The decrease in SG&A of $4.1 million in 2007 compared to 2006 primarily reflects a $4.5 million reduction in our U.S. pension and post-retirement expense as a result of the changes to our U.S. plans in 2006.

Flood related charges

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages was covered by insurance. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption of our business. For the year ended December 31, 2008, we had $5.1 million in clean up costs and property damages that were partially offset by $4.0 million of insurance for a net pre-tax charge of $1.1 million.

Gains on Intellectual Property Settlements

In March 2006, we settled an intellectual property (“IP”) lawsuit relating to our battery power-management patents. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue or gains and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in IP lawsuits. There were no IP settlements for the years ended December 31, 2008 or 2007. The net pretax gain from an IP settlement included in operating profits was $16.5 million in 2006.

Restructuring Costs

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we relocated the final assembly of our product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan we have consolidated two U.S. service depots to existing locations in Charlotte, North Carolina and Monterey, Mexico and transferred our on-site field service repair to a third party supplier.

We commenced implementation of the plan in the third quarter of 2008 and expect the plan to be fully implemented in the first half of 2009.  As of December 31, 2008, 230 employees have been terminated as part of the restructuring.  We expect all severance and other periodic transitional costs will be cash expenditures. All the restructuring costs have been accrued as of December 31, 2008. The aggregate costs incurred to date are presented in restructuring costs in the Condensed Consolidated Statement of Operations and are itemized along with expected additional costs in the table below.

In millions of dollars	SFAS No. 112	SFAS No. 146	Employee termination	Other costs	Total restructuring

Total Restructuring
Original restructuring charge	$3.0	$2.1	$5.1	$0.7	$5.8
Utilization	(1.8)	(2.1)	(3.9)	(0.6)	(4.5)

Balance at December 31, 2008	$1.2	$-	$1.2	$0.1	$1.3

Utilization by segment

Services	$1.2
Products	$3.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden were reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and reduce costs. In addition to the anticipated cost savings, this realignment of resources is expected to increase new product development capacity. This restructuring activity was substantially completed by the end of 2006.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring included headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring was substantially completed by the end of 2006.

As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid. The total restructuring costs of $11.6 million include employee termination expense of $9.9 million, facility closure costs of $1.3 million and $0.4 million of other exit costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

On January 7, 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. We believe these actions are appropriate strategically and are prudent changes in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future.

We expect to implement this plan over the next six months and to reduce our workforce by approximately 150 employees worldwide. A majority of the headcount reductions will be made in the United States. The total restructuring costs are expected to be in a pre-tax range of $9.8 million to $10.8 million, including employee termination costs of approximately $9.3 million, and $0.5 million to $1.5 million of other restructuring costs. We expect to record most of the restructuring charge in the first quarter of 2009, and the remainder in the second quarter of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures.

Interest, Net (In millions)

	Year Ended December 31,
	2008 Amount	Change from Prior Year	2007 Amount	Change from Prior Year	2006 Amount
Interest, net	$2.3	$0.5	$1.8	$(4.7)	$6.5

Net interest income for the year ended December 31, 2008, increased $0.5 million compared with 2007 due to the reduction of interest expense as a result of our $100 million debt repayment during March 2008.

Net interest income for the year ended December 31, 2007, was $1.8 million, compared to net interest income of $6.5 million in the prior year. The decrease in net interest income reflects decreased interest rates and lower average invested cash in 2007 when compared to 2006.

Provision for Income Taxes (In millions)

	Year Ended December 31,
	2008 Amount	Change from Prior Year	2007 Amount	Change from Prior Year	2006 Amount
Provision for income taxes	$13.6	$(1.2)	$14.8	$4.2	$10.6

The provision for income taxes for the year ended December 31, 2008, reflects an effective tax rate for continuing operations of 27.6%, compared to a U.S. statutory provision rate of 35.0%. The provision for income taxes includes a favorable adjustment of $4.0 million as a result of our new manufacturing structure and future foreign income expectations. We also recorded a benefit for 2008 research credits and provisions for state taxes and nondeductible incentive stock based compensation.

The provision for income taxes for the year ended December 31, 2007, reflects an effective tax rate for continuing operations of 37.9%, compared to a U.S. statutory provision rate of 35.0%. The effective tax rate exceeded the statutory tax rate primarily due to state taxes and nondeductible incentive stock based compensation, which was partially offset by research tax credit benefits.

The provision for income taxes for the year ended December 31, 2006, reflects an effective tax rate for continuing operations of 23.2%, compared to a U.S. statutory provision rate of 35.0%. The reduction in the effective tax rate is primarily due to the settlement of foreign tax audits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign Currency Transactions and Effect of Foreign Exchange Rates

We are subject to the effects of currency fluctuations due to the global nature of our operations. Currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to currency fluctuations. Movements in exchange rates, net of hedging activities, resulted in net currency transaction losses of  $(4.7) million , $(1.5) million and $(1.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

For fiscal year 2008, we derived approximately 45.3% of revenues from non-U.S. customers. At December 31, 2008, long-lived assets attributable to countries outside of the U.S. comprised 6.6% of total net long-lived assets. The largest components of these assets are attributable to France followed by Mexico.

Liquidity and Capital Resources

At December 31, 2008, cash, cash equivalents and short-term investments totaled $221.5 million, a decrease of $44.0 million compared to the December 31, 2007 balance of $265.5 million. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

In 2008, the $70.5 million of cash provided by operating activities of continuing operations was primarily due to net earnings of $35.7 million and a $53.4 million decrease in accounts receivable, offset partially by a decrease in accounts payable and accrued expenses of $25.9 million. In 2007, the $56.6 million of cash provided by operating activities of continuing operations was primarily due to net earnings from continuing operations of $24.3 million and a $35.8 million increase in accounts payable and accrued expenses, offset partially by an increase in accounts receivable of $25.2 million. In 2006, cash provided by operating activities of continuing operations was primarily due to net earnings from continuing operations of $35.0 million and a $28.3 million decrease in accounts receivable, offset partially by an increase in inventory of $35.5 million. Included in earnings from continuing operations was $16.5 million of net proceeds before tax from an IP settlement.

In 2008, investing activities of continuing operations provided $16.4 million of cash primarily due to sale of investments of $28.5 million and sale of property, plant and equipment of $5.5 million. In 2007, investing activities of continuing operations used $17.4 million of cash primarily due to capital expenditures of $15.8 million. In 2006, investing activities of continuing operations primarily included capital expenditures of $22.4 million and net investment purchases of $26.6 million, reflecting a net use of $49 million in cash. Capital expenditures were $13.8 million, $15.8 million and $22.4 million for 2008, 2007 and 2006, respectively. Proceeds from sales of property, plant and equipment were $5.5 million and $0.7 million in 2008 and 2007, respectively. There were no proceeds from sales of property, plant and equipment for 2006.

Financing activities in 2008 used $92.0 million, primarily for the $100.0 million debt repayment in March.  Financing activities of continuing operations in 2007 provided $12.8 million primarily due to $8.4 million in proceeds from stock option exercises and $2.1 million in excess tax benefits from stock-based payment arrangements. Financing activities of continuing operations in 2006 were a net use of $84.4 million in cash, which included $100.0 million of common stock repurchased, offset by $8.1 million in proceeds from stock option exercises and $4.7 million in excess tax benefits from stock based payment arrangements.

Net cash provided by investing activities of discontinued operations in 2007 was $20.2 million, related primarily to note receivable maturities.

On September 27, 2007, we closed on a new unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2008, of $46.9 million under the Revolving Facility. We had no borrowings under the Revolving Facility as of December 31, 2008. As of December 31, 2008, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

The key terms of the Revolving Facility are as follows:

♦     Loans will bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 0.60% to 1.00%, or (ii) the Bank’s prime rate, less the applicable margin, which ranges from 0.25% to 1.00%.  If an event of default occurs and is continuing, then the interest rate on all obligations under the Revolving Facility may be increased by 2.0% above the otherwise applicable rate, and the Bank may declare any outstanding obligations under the Revolving Facility to be immediately due and payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

♦     A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility.  The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

♦     Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

♦     The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

♦     Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility.

In March 2008, we paid off the remaining $100.0 million of our $200.0 million principal amount, senior unsecured debt that was sold in 1998.

We believe that cash, cash equivalents and short-term investments, combined with projected cash flow from operations, will provide adequate funding to meet our expected working capital, capital expenditure and restructuring cost requirements for the foreseeable future. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flow from operations could be positively or negatively impacted. An additional source of liquidity includes our Revolving Credit Facility.

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2008 (millions of dollars). The table does not include amounts recorded on our consolidated balance sheet as current liabilities. Operating leases are discussed in the indicated Note to our consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases (Note D)	$51.2	$11.9	$18.3	$13.0	$8.0
Purchase commitments	9.4	4.5	4.9	-	-
Total contractual obligations	$60.6	$16.4	$23.2	$13.0	$8.0

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

Our liability for unrecognized tax benefits of $20.0 million at December 31, 2008 has been omitted from the table above, because we cannot determine with certainty when this liability will be settled.

Expected future benefit payments by our pension and other postretirement benefit plans are $9.3 million in 2009, $9.7 million in 2010, $10.3 million in 2011, $11.3 million in 2012, $12.1 million in 2013 and $72.5 million for the subsequent five-year period 2014 through 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

At December 31, 2008, we had aggregate off-balance-sheet letter-of-credit reimbursement agreements totaling $3.7 million, compared to $3.9 million at December 31, 2007. We do not believe that these letter-of-credit reimbursement agreements have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

In our opinion, inflation has not been a significant factor in the markets in which we operate in 2008, 2007 or 2006 and has not had a significant impact upon the results of our operations during these fiscal years.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, excess and obsolete inventory, tax valuation allowances, uncertain tax positions, recoverability of other intangible assets, warranty costs, pension and postretirement obligations, fair value of pension assets, and stock-based compensation. Despite these inherent limitations, we believe that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our financial statements and related footnotes provide a meaningful and fair perspective.

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

Revenue Recognition.  Revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Royalty revenue is recorded when the revenue is earned, the amount due is fixed or determinable and collectability is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectability is reasonably assured. When a sale involves multiple elements, such as large deals that include both products and services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

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

Critical Accounting Policies and Estimates (continued)

Inventory Obsolescence.  We write down our inventory for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written-down inventory is sold.

Income Taxes.  We consider future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there are currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. We also record benefits from uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Accordingly, we recognize the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the tax authority. Such amounts are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Intangible Assets.  Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. A majority of our finite-lived intangible assets pertain to a portion of our patent portfolio and have estimated that those patents have useful lives of up to 18 years. See Note E to the consolidated financial statements for additional information.

The carrying values of intangible assets with indefinite useful lives are tested for impairment annually in our 4th quarter or when events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit’s intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated based on discounted expected future cash flows.

Warranty Costs.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

Impairment of Long-lived Assets.  We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. We have recorded approximately $0.8 million of impairment loss for certain property for the year ended December 31, 2008.

Derivative Instruments and Hedging Activities. Due to our global operations, our cash flows and earnings are exposed to risks related to fluctuations in foreign exchange rates. Our treasury policies allow us to hedge major foreign currency cash flow exposures through the purchase of foreign exchange forward contracts at amounts up to 100% of such cash flows.  When our hedges are designated as effective cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activties (as amended) any translation gains and losses on the effective portion of the hedging instruments are recorded in Other Comprehensive Income (“OCI”). All derivative instruments not designated as effective hedges under SFAS No. 133 are recorded at fair value, with changes in value recognized in earnings in the period of change and the fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency based assets and liabilities was $3.6 million as of December 31, 2008.

Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased in accordance with Statement of Financial Accounting Concepts 6, Elements of Financial Statements. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs are charged to the period in which the change is determined. Patent costs are amortized over the remaining useful life of the patents. As of December 31, 2008 and 2007, $6.7 million and $3.2 million of legal patent defense costs have been capitalized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (continued)

Pension and Other Postretirement Benefits.  We have retirement plans that cover most of our employees. Some of these plans were frozen June 2006. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans, and to match a portion of the employees’ contributions. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

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

The discount rate, used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for domestic and foreign plans for the fifteen months ended December 31, 2008 were 6.24% and 5.80% respectively, compared to 6.35% and 5.90% as for the twelve months ended September 30, 2007. The decrease in the discount rate used for domestic plans reflects lower interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $14.0 million. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return on our domestic and foreign plans was 8.50% and 6.40%, respectively. The effect on our pension cost of a one-half percentage point decrease in the expected long-term rate of return would be an increase of $0.5 million. We determine the expected rate of compensation increase based on historic trends and comparisons to external rates. For domestic plans, we concluded that no adjustment to the expected rate of compensation increase was necessary and continued to use 4.00%. For foreign plans, we concluded that no adjustment to the expected rate of compensation was necessary as there are no active employees covered under the plans.

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 6.40%, and 6.10% at December 31, 2008, and 2007, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2008 was 8.50% and is projected to decrease over nineteen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase of approximately $0.2 million, while a one-percentage point decrease would result in a decrease of $0.2 million.

Effective December 31, 2008, we adopted the remaining provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which required that the consolidated statements of financial position reflect the funded status of the pension and postretirement plans (See Note K, Pension and Other Postretirement Benefit Plans). The difference between actual amounts and estimates based on actuarial assumptions is recognized in other comprehensive income (loss) in the period in which they occur.

Contingencies.  We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimates, results of operations are adjusted upward or downward.

Stock-Based Compensation.  As of December 31, 2008, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we began expensing stock options as required under SFAS No. 123(R), Share-Based Payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (continued)

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to all financial instruments that are being measured and reported on a fair value basis. As defined in this statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See “Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt” for further discussion. In February 2008, the FASB issued  FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring  basis (at least annually). FSP No. 157-2 is effective for us beginning January 1, 2009. The adoption of this will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 required us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at September 30 of each year. Beginning in the fourth quarter of 2007, this Standard required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We recorded $0.5 million as an adjustment to opening retained earnings in the fourth quarter of 2008 as a result of adopting this provision for our U.S. and non-U.S. pension plans.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which became effective in 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions or Opinion 12, Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium based on the substantive agreement with the employee. Upon adoption of EITF 06-4, as of January 1, 2008, we increased our accumulated deficit $0.9 million, recognized a $1.4 million long-term liability, and recorded a tax effect of $0.5 million within long-term deferred tax assets.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP No. 142-3 will have on our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP FAS 132 (R) -1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this FSP may have on our financial statements.

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.  Forward-looking statements include, but are not limited to, statements about: our cost reduction plans; our view of general economic and market conditions; our ability to develop, produce, market or sell our products, either directly or through third parties; maintaining or improving our revenues, gross margins or profits of our continuing operations, for the current period or any future period; competing effectively with our current products and planned products, and introducing new products; effectively completing restructuring and related transitional activities; maintaining or reducing expenses, maintaining or improving operational efficiency; using our investment in research and development to generate future revenue; and the applicability of accounting policies used in our financial reporting.  When used in this document and in documents it references, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to Intermec or our management are intended to identify such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report on Form 10-K.

Forward-looking statements involve and are dependent upon certain risks and uncertainties, and  are not guarantees of future performance. A number of factors can impact our business and determine whether we can or will achieve any forward-looking statement made in this report. Any one of these factors could cause our actual results to differ materially from those expressed or implied in a forward-looking statement. We outline these risk factors in reports that we file with the SEC, in press releases and on our website, www.Intermec.com.  You are encouraged to review the discussion below in Part I, “Item 1A, Risk Factors,” and in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this filing.

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

Interest Rates:  Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term borrowings. During March 2008, we paid off our $100.0 million fixed rate senior unsecured debt.  See discussions of our credit facilities under the heading “Liquidity and Capital Resources” in Item 7 of this annual report on Form 10-K and in Note B to the consolidated financial statements contained in this annual report on Form 10-K.

Currency Exchange Rates: Due to our global operations, our cash flow and earnings are exposed to risk based on movements in foreign exchange rates.  We conduct business in approximately 91 countries throughout the world and generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable balance. We also purchase certain raw materials and other items in foreign currencies.

When appropriate, we may attempt to limit our exposure to changing currency exchange rates by entering into short-term forward contracts. We do not enter into any forward contracts for speculative or trading purposes. When the forward contracts effectively meet the risk reduction and correlation criteria established in SFAS No. 133 we apply hedge accounting, and accordingly, gains and losses from mark-to-market adjustments are included in other comprehensive income. In those circumstances where our hedges do not meet the effective hedge criteria and it is not appropriate to account for the forward contracts as hedges, gains and losses from mark-to-market adjustments are recorded in earnings.

We performed a sensitivity analysis assuming a hypothetical 10 percent movement in currency exchange rates applied to the exposure described above. As of December 31, 2008, the analysis indicated that if our hedges of exchange exposure were not in place, such market movements would have an impact of approximately $23.3 million on our results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and currency exchange rate movements and our actual exposures and hedging activities.

During 2008, our revenue consisted of $514.0 million or 57.7%, denominated in U.S. dollars, $178.4 million, or 20.0%, denominated in Euros, $78.8 million, or 8.8%, denominated in British pounds, and $119.7 million, or 13.5% denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted our revenue by approximately $9.6 million, $25.0 million and $6.9 million in 2008, 2007 and 2006, respectively, in comparison to the corresponding prior year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective as of December 31, 2008.

Internal control over financial reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 39 of this annual report on Form 10-K and is incorporated by reference.

(b)	Report of the Independent Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 40 of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 27, 2009 (the “2009 Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2009 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2009 Proxy Statement, and is incorporated herein this by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2009 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2009 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2009 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (b)           Index to Exhibits at page 73 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President, Chief Financial Officer
February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Byrne	Director, President and	February 25, 2009
Patrick J. Byrne	Chief Executive Officer

/s/ Allen J. Lauer	Director and Chairman of the Board	February 25, 2009
Allen J. Lauer

/s/ Eric J. Draut	Director	February 25, 2009
Eric J. Draut

/s/ Gregory K. Hinckley	Director	February 25, 2009
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	February 25, 2009
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	February 25, 2009
Stephen P. Reynolds

/s/ Steven B. Sample	Director	February 25, 2009
Steven B. Sample

/s/ Oren G. Shaffer	Director	February 25, 2009
Oren G. Shaffer

/s/ Larry D. Yost	Director	February 25, 2009
Larry D. Yost

/s/ Robert J. Driessnack	Senior Vice President, Chief Financial Officer	February 25, 2009
Robert J. Driessnack	(Principal Financial Officer)

/s/ Fredric B. Anderson	Vice President, Corporate Controller	February 25, 2009
Fredric B. Anderson	(Principal Accounting Officer)

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Form 10-K. In addition, in 2008, the Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ Patrick J. Byrne
Patrick J. Byrne
Chief Executive Officer

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes A and K to the financial statements, the Company adopted portions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) during 2008. Also, as discussed in Notes A and I, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes during 2007.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 25, 2009

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	$738,426	$692,050	$692,417
Service	152,457	157,170	157,552
Total revenues	890,883	849,220	849,969

Costs and expenses:
Cost of product revenues	448,216	432,166	429,691
Cost of service revenues	87,881	90,188	88,238
Research and development	64,532	65,610	72,356
Selling, general and administrative	236,350	223,838	227,908
Gains on intellectual property settlements	-	-	(16,538)
Flood related charge, net of insurance proceeds	1,122	-	-
Restructuring charges	5,748	-	11,583
Total costs and expenses	843,849	811,802	813,238
Operating profit from continuing operations	47,034	37,418	36,731
Gain on sale of investments	-	-	2,305
Interest income	4,787	10,706	15,898
Interest expense	(2,520)	(8,946)	(9,360)
Earnings from continuing operations before income taxes	49,301	39,178	45,574
Provision for income taxes	13,615	14,843	10,575
Earnings from continuing operations	35,686	24,335	34,999
Loss from discontinued operations, net of tax	-	(1,283)	(2,999)
Net earnings	$35,686	$23,052	$32,000

Basic earnings(loss) per share:
Continuing operations	$0.58	$0.40	$0.56
Discontinued operations	-	(0.02)	(0.05)
Net earnings per share	$0.58	$0.38	$0.51

Diluted earnings (loss) per share:
Continuing operations	$0.58	$0.40	$0.55
Discontinued operations	-	(0.02)	(0.05)
Net earnings per share	$0.58	$0.38	$0.50
(In thousands)
Shares used in computing basic earnings (loss) per share	61,183	60,359	62,535

Shares used in computing diluted earnings (loss) per share	61,658	61,163	63,830

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$221,335	$237,247
Short-term investments	156	28,230
Accounts receivable, net of allowance for doubtful accounts and sales returns of $10,789 and $12,854	138,549	191,487
Inventories	116,949	113,145
Net current deferred tax assets	56,295	61,532
Other current assets	14,405	14,690
Total current assets	547,689	646,331

Property, plant and equipment, net	41,348	47,732
Intangibles, net	3,521	4,138
Net deferred tax assets	167,834	150,154
Other assets	29,503	52,280
Total assets	$789,895	$900,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,772	$141,667
Payroll and related expenses	24,799	32,170
Deferred revenue	38,712	49,020
Current debt	-	100,000
Total current liabilities	176,283	322,857

Long-term deferred revenue	25,980	20,109
Pension liability	92,129	56,015
Other long-term liabilities	13,747	17,543

Shareholders’ equity:
Common stock (250,000 shares authorized, 61,766 and 61,192 shares issued and outstanding)	618	612
Additional paid-in capital	694,296	679,241
Accumulated deficit	(162,402)	(196,795)
Accumulated other comprehensive (loss) income	(50,756)	1,053
Total shareholders’ equity	481,756	484,111
Total liabilities and shareholders’ equity	$789,895	$900,635

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Cash and cash equivalents at beginning of year	$237,247	$155,027	256,782

Cash flows from operating activities of continuing operations:
Net earnings	35,686	23,052	32,000
Losses from discontinued operations	-	1,283	2,999
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,493	13,314	10,939
Impairment loss on certain property	802	-	-
Gain on sale of property, plant and equipment	(2,873)	-	-
Gain on sale of investments	-	-	(2,305)
Change in prepaid pension costs, net	(749)	(5,290)	17,178
Deferred taxes	9,759	7,643	12,412
Stock-based compensation and other	7,027	9,037	5,892
Excess tax benefits from stock-based payment arrangements	(937)	(2,050)	(4,733)
Changes in operating assets and liabilities:
Accounts receivable	52,938	(25,204)	28,269
Inventories	(7,781)	8,060	(35,477)
Other current assets	285	(1,662)	5,577
Accounts payable and accrued expenses	(25,853)	35,805	(49,965)
Payroll and related expenses	(7,371)	(815)	179
Other long-term liabilities	(6,758)	(1,467)	1,548
Other operating activities	(180)	(5,081)	(4,296)
Net cash provided by operating activities of continuing operations	70,488	56,625	20,217

Cash flows from investing activities of continuing operations:
Capital expenditures	(13,766)	(15,779)	(22,365)
Purchases of investments	(760)	-	(31,450)
Sales of investments	28,515	2,002	4,873
Capitalized patent legal fees	(3,637)	(2,398)	(705)
Sale of property, plant and equipment	5,497	-	-
Other investing activities	600	(1,253)	653
Net cash provided by (used in) investing activities of continuing operations	16,449	(17,428)	(48,994)

Cash flows from financing activities of continuing operations:
Repayment of debt	(100,000)	-	-
Excess tax benefits from stock-based payment arrangements	937	2,050	4,733
Proceeds from stock options exercised	4,362	8,434	8,073
Stock repurchase	-	-	(99,948)
Other financing activities	2,735	2,269	2,780
Net cash (used in) provided by financing activities of continuing operations	(91,966)	12,753	(84,362)

Net cash (used in) provided by continuing operations	(5,029)	51,950	(113,139)
Net cash provided by investing activities of discontinued operations	-	20,178	5,710
Effect of exchange rate changes on cash and cash equivalents	(10,883)	10,092	5,674
Resulting (decrease) increase in cash and cash equivalents	(15,912)	82,220	(101,755)

Cash and cash equivalents at end of period	$221,335	$237,247	$155,027

Supplemental Information
Cash payments:
Interest on Debt	(3,500)	(7,000)	(7,243)
Income taxes paid	(5,889)	(5,943)	(5,361)

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(thousands of dollars, except where otherwise stated)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2006	$627	$736,224	$(244,903)	$(16,145)	$475,803

Comprehensive income:
Net earnings			32,000		32,000
Currency translation adjustment and other, net				6,351	6,351
Unrealized gain on securities, net				49	49
Minimum pension liability adjustment, net				(328)	(328)
Comprehensive income					38,072
SFAS 158 transition amount, net				(17,488)	(17,488)
Repurchase of common stock	(38)	(99,910)			(99,948)
Stock-based activity	9	21,154			21,163

Balance, December 31, 2006	$598	$657,468	$(212,903)	$(27,561)	$417,602

Comprehensive income:
Net earnings			23,052		23,052
Currency translation adjustment and other, net				5,851	5,851
SFAS 158 pension adjustment, net of tax of $4.3 million				22,668	22,668
Unrealized gain on securities, net				95	95
Comprehensive income					51,666
FIN 48 adoption			(6,944)		(6,944)
Stock-based activity	14	21,773			21,787

Balance, December 31, 2007	$612	$679,241	$(196,795)	$1,053	$484,111

Comprehensive income (loss):
Net earnings			35,686		35,686
Currency translation adjustment and other, net				(9,729)	(9,729)
SFAS 158 pension adjustment, net of tax of $27.4 million				(41,761)	(41,761)
Unrealized loss on securities, net				(319)	(319)
Comprehensive loss					(16,123)
Pension and other postretirement benefits real time adoption adjustment			(1,293)		(1,293)
Stock-based activity	6	15,055			15,061

Balance, December 31, 2008	$618	$694,296	$(162,402)	$(50,756)	$481,756

See accompanying notes to consolidated financial statements

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Intermec, Inc. (“Intermec”, “us”, “we”, “our”)  designs, develops, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, including radio frequency identification (“RFID”) products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations. Our products are designed to withstand mobile use and rugged warehouse and field conditions.

Our products are sold worldwide for field mobility applications such as asset visibility and management, direct store delivery, maintenance and repair, in-transit visibility, routing and navigation, and telematics. Our products are also sold globally for in-premise applications such as asset visibility, freight yard operations, inventory management, warehouse operations, and work-in-process management.

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Principles of Consolidation.  The consolidated financial statements include the accounts of Intermec, Inc., our wholly owned subsidiaries and companies in which we have a controlling interest. Investments in companies over which we have significant influence, but not a controlling interest, are accounted for using the equity method. Equity investments of less than 20% ownership in other companies are carried at cost. All intercompany transactions and balances have been eliminated in consolidation. We have no unconsolidated subsidiaries.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provisions for uncollectible accounts receivable, allowance for sales returns, excess and obsolete inventory, tax valuation allowances, the liabilities for uncertain tax provisions, recoverability of other intangible assets, warranty costs, pension and postretirement obligations, and stock-based compensation.

Revenue Recognition.  Revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Royalty revenue is recorded when the revenue is earned and reported, the amount due is fixed or determinable and collectability is reasonably assured. Service and maintenance revenue is recognized as services are rendered, generally over the contract term, and collectability is reasonably assured. When a sale involves multiple elements, such as large deals that include both products and services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. We reduce revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by us directly or with our distributors and resellers. We accrue the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time we recognize revenue.

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

Stock-Based Compensation.  As of December 31, 2008, we had four stock-based compensation plans available for future grants. Prior to January 1, 2006, these plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the first quarter of 2006, we began expensing stock options as required under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments.

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

Allowance for Doubtful Accounts.  We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. That estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable. Our allowance for doubtful accounts and sales returns was $10.8 million and $12.9 million at December 31, 2008 and 2007, respectively.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. We write down estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. Service inventories totaling $4.0 million are classified as other assets as of December 31, 2008 due to their long-term nature.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation, computed generally by the straight-line method, is provided over the estimated useful lives of the related assets.

Pension and Other Postretirement Benefits.  We have retirement plans which cover most of our employees. Some of these plans were frozen in June 2006. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

Effective December 31, 2006, we adopted certain provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), which required that the consolidated statements of financial position reflect the funded status of the pension and postretirement plans (See Note K, Pension and Other Postretirement Benefit Plans). The difference between actual amounts and estimates based on actuarial assumptions is recognized in other comprehensive income (loss) in the period in which they occur.

Income Taxes.  We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Our deferred tax assets include future tax benefits of discontinued operations that remain with us. Effective January 1, 2007, we began recording benefits from uncertain tax positions in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. Accordingly, we recognize the largest amount of benefit greater than 50% cumulative probability of being realized upon ultimate settlement with the tax authority.

Concentrations of Credit Risk.  Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high-credit-quality institutions. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2008, 2007 and 2006, one customer, ScanSource, Inc., accounted for more than 10% of our revenues. Total sales to this customer were 13%, 13% and 12% of related revenue for the years ended December 31, 2008 and 2007, and 2006, respectively.

Currencies.  Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Currency transaction gains and losses are recorded in the consolidated statements of operations. Operating results include net currency transaction losses of $(4.7) million, $(1.5) million and $(1.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative Instruments and Hedging Activities. Due to our global operations, our cash flows and earnings are exposed to risks related to fluctuations in foreign exchange rates. Our treasury policies allow us to hedge major foreign currency cash flow exposures through the purchase of foreign exchange forward contracts at amounts up to 100% of such cash flows.  When our hedges are designated as effective cash flow hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activties (as amended), any translation gains and losses on the effective portion of the hedging instruments are recorded in Other Comprehensive Income.  All derivative instruments not designated as effective hedges under SFAS No. 133 are recorded at fair value, with changes in value recognized in earnings in the period of change. The fair values of derivative instruments are recorded on the consolidated balance sheets. The difference between the net fair values of foreign exchange contracts and the underlying foreign currency-based assets and liabilities as of December 31, 2008 was $3.6 million.

Intangibles.  Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The majority of our finite-lived intangible assets pertain to our patent portfolio and have estimated useful lives of 18 years. See Note E for additional information.

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

 INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets.  We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. We have recorded approximately $0.8 million of impairment loss for certain property for the year ended December 31, 2008.

Restructuring Charges.  We record restructuring charges when a liability is incurred for costs associated with an exit or disposal activity at fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits an Amendment of FASB Statements No. 5 and 43.

Contingencies.  We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a loss contingency differs from management’s estimates, results of operations could be adjusted upward or downward.

Research and Development.  Research and development (“R&D”) costs are expensed as incurred. Total expenditures of continuing operations on research and development activities amounted to $64.5 million, $65.6 million and $72.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to all financial instruments that are being measured and reported on a fair value basis. As defined in this statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See “Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt” for further discussion. In February 2008, the FASB issued  FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring  basis (at least annually). FSP 157-2 is effective for us beginning January 1, 2009. The adoption of this will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement has new provisions regarding the measurement date as well as certain disclosure requirements. Effective December 31, 2008, SFAS No. 158 required us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at September 30 of each year. Beginning in fourth quarter of 2007, this Standard required that we eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application. We recorded $0.5 million as an adjustment to opening retained earnings in the fourth quarter of 2008 as a result of adopting this provision for our U.S. and non-U.S. pension plans.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which became effective in 2008. The Task Force concluded that an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions or Opinion 12, Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium based on the substantive agreement with the employee. Upon adoption of EITF 06-4, as of January 1, 2008, we increased our accumulated deficit $0.9 million, recognized a $1.4 million long-term liability, and recorded a tax effect of $0.5 million within long-term deferred tax assets.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP FAS 132 (R) -1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this FSP may have on our financial statements.

Reclassification.  Certain amounts within the 2007 financial statements have been reclassified to conform with the 2008 presentation.

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt

Cash and cash equivalents amounted to $221.3 and $237.2 million at December 31, 2008 and 2007, respectively, and consisted mainly of bank deposits and money market funds. Cash and cash equivalents at December 31, 2008 and 2007, include $0.4 million and $1.4 million, respectively, of bank deposits required to be maintained in support of letters of credit. Letters of credit are purchased guarantees to ensure our contract performance to third parties in accordance with specified terms and conditions. We have invested in a Wells Fargo & Company money market fund which represents 44% of cash and cash equivalents at December 31, 2008.

Short-term investments totaled $0.2 million at December 31, 2008 and primarily consisted of marketable equity securities classified as available-for-sale. The total unrealized loss included in other comprehensive loss was $0.3 million before tax. We evaluated the duration of the impairment and concluded that such amount was not “other-than-temporary.”

Long-term debt comprises the following (thousands of dollars):

	Current Portion of Long-term Debt
	December 31,
	2008	2007
Debentures, with interest at 7.00%, due March 2008	$-	$100,000
Total long-term obligations	$-	$100,000

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt (Continued)

In March 2008, we repaid the remaining $100 million ten-year notes and have no remaining long-term debt.

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

Our financial assets and liabilities subject to these fair value measurement provisions comprised the following (thousands of dollars):

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Money market funds	$132,309	-	$-	$132,309
Certificates of deposit	3,709	-	-	3,709
Stock	156	-	-	156
Derivative instruments – assets	-	$3,712	-	3,712
Total assets at fair value	$136,174	$3,712	$-	$139,886

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Derivative instruments – liabilities	$-	$(7,271)	$-	$(7,271)
Total liabilities at fair value	$-	$(7,271)	$-	$(7,271)

On September 27, 2007, we entered into a new unsecured Revolving Credit Facility with Wells Fargo Bank, National Association (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. In December 2008 we made a non-material amendment to the form of Revolving Line of Credit Note under the Revolving Facility. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2008, of $46.9 million under the Revolving Facility. We had no outstanding borrowings under the Revolving Facility as of December 31, 2008. As of December 31, 2008, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

 INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments and Long-term Debt (Continued)

The key terms of the Revolving Facility are as follows:

♦
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

♦
A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility will be required.  The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

♦	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

♦
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

♦	Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility.

At December 31, 2008 and 2007, we had no variable rate borrowings. Fair values of our accounts receivable and accounts payable and accrued expenses as well as payroll and related expenses approximate their carrying values due to their short-term nature.

We also have letter-of-credit reimbursement agreements totaling $3.7 million at December 31, 2008, compared to $3.9 million at December 31, 2007. As of December 31, 2008, these letter-of-credit agreements relate to performance on contracts with customers and vendors.

Note C: Inventories

Inventories comprise the following (thousands of dollars):

	December 31,
	2008	2007
Raw materials	$54,680	$65,257
Work in process	269	1,318
Finished goods	62,000	46,569
Inventories	$116,949	$113,145

 INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note D: Property, Plant and Equipment, Net, and Commitments

Property, plant and equipment, net, comprise the following (thousands of dollars):

	December 31,
	2008	2007
Property, plant and equipment, at cost
Land	$4,924	$6,080
Buildings and improvements	6,502	8,508
Machinery and equipment	137,795	139,040
Total property, plant and equipment, at cost	149,221	153,628
Less: accumulated depreciation	(107,873)	(105,896)
Property, plant and equipment, net	$41,348	$47,732

Included in machinery and equipment above, as of December 31, 2008 and 2007, is the capitalization of imputed interest of $0.2 million and $0.6 million, respectively, related to improvements to our Enterprise Resource Planning (“ERP”) system.

Depreciation expense from continuing operations was $15.5 million, $12.6 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The ranges of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

As of December 31, 2008 and 2007, we deferred $2.8 and $3.2 million, respectively, of gains related to sale-leaseback transactions. These deferred gains are being amortized over the terms of the related leases. Minimum rental commitments under non-cancellable operating leases were as follows at December 31, 2008 (thousands of dollars):

2009	$11,915
2010	10,330
2011	7,966
2012	6,605
2013	6,448
Thereafter	7,942
Total	$51,206

Rental expense for operating leases of continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $11.9 million, $9.1 million and  $11.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is $1.0 million at December 31, 2008.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E: Intangibles, Net

For the year ended December 31, 2008, intangibles, net comprised a $3.5 million patent portfolio. The components of intangibles, net, including the gross carrying amount and accumulated amortization of our amortizable intangibles, are as follows (thousands of dollars):

	December 31,
	2008	2007
Amortizable intangibles:
Gross carrying amount	$11,962	$11,617
Accumulated amortization	(8,441)	(7,479)
Intangibles, net	$3,521	$4,138

Amortization expense on intangible assets was $1.0 million, $0.7 million and $0.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization expense for the succeeding five fiscal years is as follows (thousands of dollars):

Year Ending December 31,
2009	$1,031
2010	744
2011	466
2012	398
2013	398

Note F: Shareholders’ Equity

Stock Awards

For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the years ended December 31 (in thousands) is as follows:

	2008	2007	2006
Cost of revenues	$229	$507	$275
Selling, general and administrative	6,462	8,464	4,487
	$6,691	$8,971	$4,762

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $0.9 million, $2.1 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, of excess tax benefits have been classified as a source of cash from financing activities. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $8.4 million and $8.1 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $2.4 million, $3.4 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Equity (Continued)

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2008	2007	2006
Risk-free interest rate	3.08%	4.72%	4.82%
Expected option life (in years)	4.73	4.90	4.80
Expected stock price volatility	42.12%	38.35%	40.15%
Expected dividend yield	0.00%	0.00%	0.00%

Our computation of expected volatility for 2008, 2007 and 2006 is based on a combination of historical and market-based implied volatility from traded options on a group of peer stocks. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2008, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the options granted based on the above assumptions was $8.38, $9.87 and $12.80 per share for the years ended December 31, 2008, 2007 and 2006, respectively. All grants of our options under all plans must be approved or authorized by the Board of Directors or the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors.

Our 2008 Omnibus Incentive Plan was approved by our shareholders on May 23, 2008 (the “2008 Omnibus Plan”).  The 2008 Omnibus Plan provides for the grant of incentive awards to officers, other employees, directors and consultants.   Previously, we made grants of incentive awards under the 2004 Omnibus Incentive Compensation Plan, the 2002 Director Stock Option and Fee Plan, the 2001 Stock Incentive Plan, and the 1999 Stock Incentive Plan (collectively, the “Prior Plans”).  However, as of the date of shareholder approval of the 2008 Omnibus Plan, the 2008 Omnibus Plan replaced the Prior Plans and no new grants will be made under any of the Prior Plans.

The number of shares of common stock authorized for issuance under the 2008 Omnibus Plan is 3,650,000. In addition, (a) any shares not subject to awards under the Prior Plans as of May 23, 2008 (the date of stockholder approval of the 2008 Omnibus Plan) plus (b) any shares subject to outstanding awards under the Prior Plans as of May 23, 2008 that cease to be subject to such awards (other than from exercise or settlement of the awards in vested shares, such as from awards expiring, terminating or being forfeited) will automatically become available for issuance under the 2008 Omnibus Plan, up to an aggregate maximum of  4,764,363 shares.  Including the number of shares that may become available for issuance under the 2008 Omnibus Plan from the Prior Plans, as of May 23, 2008, the maximum number of shares that may be issued under the 2008 Omnibus Plan was 8,414,363 shares.

Shares of common stock covered by an award granted under the 2008 Omnibus Plan will not be counted as used unless and until they are issued and delivered to a participant.   Such shares may also become available again for issuance under the 2008 Omnibus Plan if the awards to which the shares are subject are forfeited, lapse or expire, are settled in cash, or the shares are withheld for payment of taxes or the purchase price of an award.

As of December 31, 2008, there were 981,569 shares subject to outstanding awards granted under the 2008 Omnibus Plan.  As of December 31, 2008, there were 3,104,290 shares subject to outstanding awards granted under the Prior Plans.

Incentive awards may be granted in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock, stock units and performance units, performance shares or other stock or cash-based awards. Under the 2008 Omnibus Plan (with limited exceptions) and under the Prior Plans, stock options may not be granted at an exercise price less than the fair market value of our common stock on the date of grant. Options granted under the 2008 Omnibus Plan generally vest in equal increments over four years and expire in ten years, except in the case of earlier termination of employment or service; options granted under the Prior Plans generally vest in equal increments over five years and expire in ten years, except in the case of earlier termination of employment or service.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Equity (Continued)

The 2002 Director Stock Option and Fee Plan (“2002 DSOP”) was one of the Prior Plans.  Upon approval of the 2008 Omnibus Plan, the 2002 DSOP was amended and restated and renamed the “Director Deferred Compensation Plan.”  The 2002 DSOP and the 1997 Director Stock Option Plan (“1997 DSOP” and, collectively, “DSOPs”) provided for the grant of stock options to our non-employee directors. The number of shares authorized for grant under the 2002 DSOP was 745,000. No additional shares are authorized under the 1997 DSOP. Subsequent to the grant of 255,000 options under the 1997 DSOP, it was frozen upon the approval of the 2002 DSOP. Under the 2002 DSOP, stock options were granted annually at an exercise price equal to the fair market value of our common stock on the date of grant. The number of options granted annually to each director was fixed by the 2002 DSOP. Prior to 2006, such options became fully exercisable on the first anniversary of their date of grant. Pursuant to an amendment, the grant made to the directors in January 2006, vested immediately. Therefore, the corresponding expense was recorded in the quarter ended April 2, 2006. For 2007, the options granted to our directors under the 2002 DSOP vested over four quarters.

Beginning in 2008, upon approval of the 2008 Omnibus Plan, grants of stock options and other awards are made to our non-employee directors under the 2008 Omnibus Plan.  Under the “Director Compensation Program under the 2008 Omnibus Incentive Plan” (the “2008 Program”), directors are annually granted a combination of stock options and restricted deferred stock units.  The number of stock options and restricted deferred stock units is determined under the terms of the 2008 Program.  Certain pro rata grants were made in 2008 to reflect the transition from the arrangements in prior calendar years, and these grants vested on December 31, 2008.  Otherwise, annual option grants generally vest and become exercisable in four equal installments on the first business day of each fiscal quarter, beginning on the date of grant, and generally expire seven years from the date of grant. Restricted deferred stock unit grants become fully vested on the date of the annual meeting of stockholders following the date of grant, provided a director continues to serve on the Board during that period. In the event of a director’s termination of service prior to vesting, all unvested restricted deferred stock units are automatically forfeited to the Company. All restricted deferred stock unit grants to directors under the 2008 Program will automatically be deferred into and subject to the Director Deferred Compensation Plan.

As of December 31, 2008, there were 4.5 million shares available for grant under our 2008 Omnibus Plan. The following table summarizes changes in options outstanding and exercisable under both the 2008 Omnibus Plan and under our Prior Plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
January 1, 2006	3,218,926	$13.35	1,902,288	$11.66
Granted	604,250	28.26
Exercised	(706,252)	11.43
Forfeited	(158,951)	21.27
Canceled	(7,000)	14.71
December 31, 2006	2,950,973	$16.43	1,732,881	$13.77
Granted	974,364	24.33
Exercised	(662,935)	12.72
Forfeited	(293,206)	21.98
Canceled	(21,740)	17.72
December 31, 2007	2,947,456	$19.31	1,668,742	$16.03
Granted	1,029,862	21.17
Exercised	(373,566)	11.22
Forfeited	(269,620)	21.80
Canceled	(53,900)	16.59
December 31, 2008	3,280,232	$20.66	1,563,340	$15.12

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Equity (Continued)

As of December 31, 2008, there was $12.7 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2 years and 6 months.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Vested	1,107,689	$17.55	5.84	$2.4
Expected to vest	1,104,773	$23.04	8.44	$0.1
Total	2,212,462	$20.29	7.14	$2.5

During fiscal years 2008, 2007, and 2006, the following activity occurred under our plans:

(in thousands)	2008	2007	2006
Total intrinsic value of stock options exercised	$7,932	$8,004	$12,395
Total fair value of stock awards vested	30	1,330	1,867
Total fair value of shared performance stock awards vested	855	1,236	-

The table below summarizes outstanding stock option data as of December 31, 2008, excluding 455,651 options outstanding, held by directors:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$3.52 - $7.84	323,485	2.95	$5.97	323,485	$5.97
$10.59 - $16.96	103,900	1.52	13.03	41,000	14.40
$17.19 - $19.99	512,828	3.58	18.81	306,823	18.87
$22.00 - $27.53	1,884,368	1.87	24.06	436,381	25.51
	2,824,581	2.29	$20.63	1,107,689	$17.55

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Equity (Continued)

The following table summarizes changes in nonvested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value

Restricted stock:
Non-vested balance at December 31, 2006	113,361	$26.63
Granted	24,000	22.63
Vested	(60,619)	21.94
Forfeited	(12,742)	22.01
Non-vested balance at December 31, 2007	64,000	$22.51
Granted	4,000	17.53
Vested	(21,333)	27.24
Forfeited	-	-
Non-vested balance at December 31, 2008	46,667	$18.61

The fair value of each restricted stock award (“RSA”) and restricted stock unit (“RSU”) is the market price of our stock on the date of grant. As of December 31, 2008, 2007 and 2006, there was $0.2 million, $0.8 million and $1.4 million, respectively, of total unrecognized compensation cost related to non-vested RSU’s. That cost is expected to be recognized over a weighted average period of 6 months.

Shared performance stock awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets; we also refer to them as performance stock unit awards. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared performance stock awards are amortized over the vesting period (generally 32 months) using the straight line method.

Total compensation expense (credit) related to performance stock awards was $0.9 million, $1.4 million and $(1.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. The $(1.0) million credit included in compensation expense for 2006, related to a change in our estimate of projected performance compared to performance targets.

Employee Stock Purchase Plan

Our 2008 Employee Stock Purchase Plan was approved by our shareholders on May 23, 2008 (the “2008 ESPP”) and became effective on July 1, 2008 (the “2008 ESPP”).  Under the 2008 ESPP, 1,500,000 shares of our common stock are authorized and reserved for issuance.

The 2008 ESPP provides for the issuance to our employees of shares of our common stock pursuant to options granted under:  (a) an employee stock purchase plan that is intended to qualify under the terms of Internal Revenue Code Section 423(b) (the “423 Plan”); and (b) an employee stock purchase plan that is not intended to qualify under Internal Revenue Code Section 423(b) (the “Non-423 Plan”).  Participants granted options under the 423 Plan must have the same rights and privileges within the meaning of U.S. federal tax laws, except as may be required by other applicable laws.

If an Intermec subsidiary participates either in the 423 Plan or in the Non-423 Plan, all eligible employees of that subsidiary may elect to participate in the 2008 ESPP. Eligible employees who elect to participate in the 2008 ESPP may authorize payroll deductions for the purchase of our common stock but may not purchase more than $25,000 worth of shares in any calendar year (based on the fair market value of a share as of the beginning of an offering period). Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have accumulated payroll deductions applied to the purchase of shares under the 2008 ESPP or have the amount refunded to them. Offering periods under the 2008 ESPP begin on the first day of the quarter and end on the last day of that quarter. Accumulated payroll deductions are used to purchase our common stock at 85 percent of the fair market value of a share as of the last day of an offering period.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Shareholders’ Equity (Continued)

Before the 2008 ESPP became effective, we administered an employee stock purchase plan that had been adopted by our Board and approved by our shareholders in 1997 (the “Prior ESPP”).  The Prior ESPP terminated on July 1, 2008.  Under the Prior ESPP, 5,000,000 shares of our common stock were reserved for issuance.  The eligibility of employees to participate in the Prior ESPP, contribute payroll deductions and cancel payroll deduction authorizations was substantially the same as described in the preceding paragraph regarding the 2008 ESPP.  Similarly, the offering period and purchase price of our common stock (i.e., 85 percent of the fair market value of a share as of the grant date applicable to the participant) was the same under the Prior ESPP as it is currently under the 2008 ESPP.

The company incurs a compensation expense equal to the value of the 15 percent discount given to participants for the purchase of shares under the 2008 ESPP and, previously, under the Prior ESPP. The aggregate compensation expense related to the 2008 ESPP and the Prior ESPP for the years ended December 31, 2008, 2007 and 2006 was $516,000, $510,700 and $543,000, respectively.

Capital Stock

At December 31, 2008 and 2007, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized for issuance. At December 31, 2008 and 2007, 61,766,095 and 61,192,019 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2008 or 2007.

In 2006, we repurchased $100 million, or approximately 3.8 million shares, of our common stock under a share repurchase program.

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

Shares used for basic and diluted earnings (loss) per share were computed as follows for the years ended December 31:

	2008	2007	2006
Weighted average common shares – basic	61,182,854	60,358,552	62,535,286
Dilutive effect of options, unvested restricted shares and other common stock equivalents	475,306	804,658	1,294,477
Weighted average shares – diluted	61,658,160	61,163,210	63,829,763

At December 31, 2008 and 2007, employees and directors held options to purchase 2,864,405 and 1,012,315  shares, respectively, of common stock that were anti-dilutive to the computation of diluted earnings (loss) per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

Accumulated Other Comprehensive (Loss) Income

At December 31, 2008 and 2007, accumulated other comprehensive (loss) income comprised the following, (thousands of dollars):

	December 31,
	2008	2007
Currency translation adjustment, net	$(792)	$8,842
Unamortized benefit plan costs, net of tax benefit of $27,419 and $4,320, respectively	(49,645)	(7,884)
Unrealized (loss) gain on securities, net	(319)	95
Accumulated other comprehensive (loss) income	$(50,756)	$1,053

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note G: Restructuring

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we relocated the final assembly of our product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan, we have consolidated two U.S. service depots to existing locations in Charlotte, North Carolina and Monterey, Mexico and transferred our on-site field service repair to a third party supplier.

We commenced implementation of the plan in the third quarter of 2008 and expect the plan to be fully implemented by June 30, 2009.  As of December 31, 2008, 230 employees have been terminated as part of the restructuring.  We expect all severance and other periodic transitional costs will be cash expenditures. All the restructuring costs have been accrued as of December 31, 2008. The aggregate costs incurred to date are presented in restructuring costs in the Condensed Consolidated Statement of Operations and are itemized along with expected additional costs in the table below.

In millions of dollars	SFAS No. 112	SFAS No. 146	Employee termination	Other costs	Total restructuring

Total Restructuring
Original restructuring charge	$3.0	$2.1	$5.1	$0.7	$5.8
Utilization	(1.8)	(2.1)	(3.9)	(0.6)	(4.5)

Balance at December 31, 2008	$1.2	$-	$1.2	$0.1	$1.3

Utilization by segment

Services	$1.2
Products	$3.3

In March 2006, we announced our plan to close our design centers in Goteborg and Lund, Sweden. The activities previously assigned to the design centers in Sweden were reassigned to other parts of our business or moved to third-party vendors to improve efficiencies and reduce costs. In addition to the anticipated cost savings, this realignment of resources was expected to increase new product development capacity. This restructuring activity was substantially completed by the end of 2006.

On November 15, 2006, we committed to a business restructuring plan intended to reduce costs, streamline operations and improve productivity. The restructuring included headcount reductions and consolidation of certain facilities on a regional and/or global basis. The restructuring was substantially completed by the end of 2006.

As of December 31, 2006, 86 employees had been terminated and $1.6 million in severance costs had been paid. The total restructuring costs of $11.6 million include employee termination expense of $9.9 million, facility closure costs of $1.3 million and $0.4 million of other exit costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note H: Discontinued Operations

During the fourth quarter of 2004, we committed to a plan to dispose of our IAS business, comprising the Cincinnati Lamb and Landis Grinding Systems businesses, after it was determined that the IAS business was no longer aligned with our long-term strategy. In accordance with SFAS No. 144, Accounting for Disposal or Impairment of Long-Lived Assets, the IAS business is classified as discontinued operations in our consolidated financial statements for all periods presented.

In 2007 the loss from discontinued operations, before tax, includes the write-off of a $2.0 million account receivable related to the sale of the Cincinnati Lamb business. In 2006, the loss from discontinued operations, before tax, includes period expenses related to finalizing the sale of the Landis Grinding Systems and changes to the closing balance sheets and estimated sales price adjustments. The tax benefit for discontinued operations for the year ended December 31, 2006, reflects a $1.4 million benefit related to our true up of the tax provision during the third quarter.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes

Earnings from continuing operations before income taxes by geographic area are as follows (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
United States	$34,205	$26,180	$34,426
International	15,096	12,998	11,148
Earnings from continuing operations before income taxes	$49,301	$39,178	$45,574

Income taxes for continuing operations consist of the following provision (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Current:
United States	$(484)	$-	$(1,210)
State	744	-	37
International	3,596	6,488	(1,315)
Total current	3,856	6,488	(2,488

Deferred:
United States	8,110	7,688	15,527
State	1,958	865	(2,482)
International	(309)	(198)	18
Total deferred	9,759	8,355	13,063
Provision for income taxes	$13,615	$14,843	$10,575

 The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

	Year Ended December 31,
	2008	2007		2006
Tax at U.S. statutory rate	35.0%	35.0%		35.0%
State income taxes, net of federal benefit	3.7%	1.2%		(1.6)%
Research and experimentation tax credits	(1.8)%	(3.4)%		(1.2)%
U.S. tax on repatriation of earnings	0.1%	(0.9	) %	(1.3	) %
Foreign net earnings taxed at other than U.S. statutory rate	(2.9)%	2.3%		(4.0)%
Foreign Tax Credit adjustments	(10.8)%	(0.0	) %	(0.0	) %
Extraterritorial income exclusion	0.0%	0.0%		(1.5)%
Tax settlement	(0.3)%	0.0%		(11.9)%
Provision to return true up	0.0%	0.0%		4.9%
Change in tax contingencies	0.0%	(3.3)%		0.0%
Nondeductible expenses	0.0%	0.0%		2.0%
Change in valuation allowance	1.1%	5.6%		0.0%
Stock compensation expense	1.8%	2.2%		1.8%
Officer’s life insurance	0.0%	(2.1)%		0.0%
Other items	1.7%	1.3%		0.9%
Provision for income taxes	27.6%	37.9%		23.2%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31,
	2008	2007
Current deferred tax assets:
Accrued expenses	$13,246	$13,970
Receivable and inventories	12,476	10,264
Net operating loss carryforwards	23,901	37,730
Capitalized R&D	3,346	-
Tax credit carryforwards	6,265	-
Other items	1,342	1,400
Total current deferred tax assets	60,576	63,364
Valuation allowance	(4,281)	(1,832)
Net current deferred tax assets	56,295	61,532

Long-term deferred tax assets:
Postretirement obligations	33,652	11,163
Intangibles	6,413	8,601
Tax credit carryforwards	89,376	88,891
Deferred income	6,312	7,125
Fixed assets	1,381	1,676
Net operating loss carryforwards	1,092	30,839
Capitalized R&D	25,103	12,600
Cumulative translation adjustments	1,158	1,172
Other items	8,273	1,512
Total long-term deferred tax assets	172,760	163,579
Valuation allowance	(4,926)	(13,425)
Net deferred tax assets	167,834	150,154

Deferred tax liabilities:
Pensions	-	(784)
Net deferred tax asset	$224,129	$210,902

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Income Taxes (Continued)

We have considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If we were to determine that it was not more likely than not that we would  be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there are currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include tax losses and tax credits that remain with us from discontinued operations.

In the fourth quarter of 2008, we elected to convert $8.4 million of foreign taxes from deductions to tax credits for a net benefit to our tax provision of approximately $5.3 million.

In 2008, we provided a valuation allowance of $1.2 million and $0.3 million for research credits and capital losses, respectively, which are not expected to be used within their carry forward periods.  We also reduced our valuation allowance by $0.7 million for foreign losses which were utilized in 2008.  Finally, we reduced our valuation allowance by $6.9 million for United Kingdom capital losses; however, this change was offset by the corresponding deferred tax asset, resulting in no net effect to the tax provision from U.K. capital losses.

We have available at December 31, 2008 net operating tax loss carry-forwards in the United States of approximately $68 million, which have expiration dates from 2023 through 2025.  We also have $35.5 million general business credit carry-forwards and $60.5 million foreign tax credit carry-forwards at December 31, 2008. The general business credit carry-forwards have expiration dates ranging from 2010 through 2028. The foreign tax credit carry-forwards have expiration dates ranging from 2009 to 2018. We have a valuation allowance of $2.2 million at December 31, 2008 for general business credit carry-forwards.

At December 31, 2008, we have foreign net operating tax loss carry-forwards in the Netherlands which result in a deferred tax asset of $0.3 million after considering a valuation allowance of $0.5 million.

We have available at December 31, 2008 capital tax loss carry-forwards in the United States of approximately $8.2 million which expire in 2010. We also have available at December 31, 2008 capital loss carry-forwards in the U.K. of approximately $23.0 million which carry forward indefinitely.  No deferred tax asset has been recognized for capital loss carry-forwards in the United States or the U.K.

We have a valuation allowance of $5.9 million at December 31, 2008 for deferred tax assets related to state net operating tax loss carry-forwards from discontinued operations.  We have recognized deferred tax assets of $1.9 million at December 31, 2008 for state net operating loss carry-forwards from continuing operations.

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

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the U.S.; the total amount of such earnings as of December 31, 2008, was $83.3 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”).   The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2008 (thousands of dollars):

	For the year ended December 31, 2008	For the year ended December 31, 2007
Balance at January 1	$19,951	$21,132
Additions related to positions taken this year	288	-
Additions for tax positions of prior years	-	641
Reductions for tax positions of prior years	(42)	(1,633)
Reduction for tax positions of prior years – lapse of statute	(150)	(189)
Settlements	(109)	-
Balance at December 31	$19,938	$19,951

Interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. We recognized no significant interest or penalties for the year ended December 31, 2008.  We had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2008.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 to 2008 remain effectively open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

Based on the outcome of relevant examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is not reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our financial statements at December 31, 2008.

Note J: Intellectual Property Settlements

In March 2006, we settled an intellectual property lawsuit relating to our battery power-management patents. The terms of this settlement are confidential. IP settlements relating to the battery power-management patents have been reached to date with companies that, in the aggregate, represent over ninety percent of U.S. laptop sales. We are involved in various other patent infringement lawsuits that may result in future revenue and operating profit. Management cannot predict the outcome, timing or amount of future settlements or judgments in intellectual property lawsuits. Net pretax gains from IP settlements for the year ended December 31, 2006 were $16.5 million.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Most of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 80% of a certain portion of participants’ contributions. Matching contributions for these plans were $2.8 million and $2.6 million for the 15 months ended December 31, 2008 and the twelve months ended September 30, 2007, respectively.

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

Effective December 31, 2006, we adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit or postretirement plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment of $17.5 million to the end-of-year balance of accumulated other comprehensive loss in shareholders’ equity to recognize unamortized pension and postretirement benefit plan costs as components of the ending balance of other comprehensive income, net of tax.

Effective December 31, 2008, SFAS No. 158 required us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at September 30 of each year. This Standard required us to eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and, instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

As of December 31, 2008, we use a measurement date of December 31 for our pension and other postretirement benefit plans. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status (thousands of dollars):

	15 Month Period Ending December 31, 2008		12 Month Period Ending September 30, 2007
	U.S.	Non U.S.	U.S.	Non U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$174,263	$48,267	$182,767	$53,062
Service cost	1,698	289	1,810	-
Interest cost	13,727	2,458	10,712	2,591
Special termination benefits	851	-	-	-
Plan participants' contributions	3,064	-	1,456	-
Actuarial loss (gain)	5,772	(3,583)	(17,284)	(7,722
Benefits paid	(7,597)	(2,838)	(5,198)	(2,339)
Application of SFAS No. 158	-	-	-	1,905
Curtailment	(656)	-	-	-
Foreign currency translation adjustment	-	(10,906)	-	770
Benefit obligation at end of year	191,122	33,687	174,263	48,267

Change in plan assets:
Fair value of plan assets at beginning of year	139,633	55,908	124,390	52,672
Actual return on plan assets	(38,481)	(8,700)	16,739	3,126
Plan participants' contributions	3,064	-	1,456	-
Employer contributions	3,790	755	2,246	590
Benefits paid	(7,597)	(2,838)	(5,198)	(2,339)
Application of SFAS No. 158	-		-	1,026

Foreign currency translation adjustment	-	(12,228)	-	833
Fair value of plan assets at end of year	100,409	32,897	139,633	55,908

Funded status	(90,713)	(790)	(34,630)	7,641
Net amount recognized	$(90,713)	$(790)	$(34,630)	$7,641

Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets are classified as follows (thousands of dollars):

	15 Month Period Ending December 31, 2008		12 Month Period Ending September 30, 2007
	U.S.	Non U.S.	U.S.	Non U.S.
Noncurrent assets	$-	$260	$21,889	$8,520
Current liabilities	(3,427)	-	(3,221)	-
Noncurrent liabilities	(87,286)	(1,050)	(53,299)	(879)
Net amount recognized	$(90,713)	$(790)	$(34,631)	$7,641

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The accumulated benefit obligation for the U.S. plans was $184.4 million and $165.7 million as of December 31, 2008, and September 30, 2007, respectively. The accumulated benefit obligation for the non-U.S. plans was $33.9 million and $46.4 million as of December 31, 2008, and September 30, 2007, respectively.

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (thousand of dollars):

	15 Month Period Ending December 31, 2008		12 Month Period Ending September 30, 2007
	U.S.	Non U.S.	U.S.	Non U.S.
Projected benefit obligation	$191,122	$2,568	$56,520	$1,905
Accumulated benefit obligation	$184,392	$1,518	$54,529	$1,026
Fair value of plan assets	$100,409	$2,022	$-	$-

We expect to contribute $3.4 million to our U.S. unfunded plans in 2009. For the non-U.S. plans, we expect to contribute $0.3 million for 2009.

The weighted average actuarial assumptions used to determine benefit obligations are as follows:

	15 Month Period Ending December 31, 2008		12 Month Period Ending September 30, 2007
	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	6.24%	5.80%	6.35%	5.88%
Rate of compensation increase	4.00%	2.80%	4.00%	3.00%

U.S. plan assets consist primarily of equity securities, U.S. government securities, corporate bonds and 31,475 shares of our common stock at December 31, 2008 and September 30, 2007. The asset allocation for our U.S pension plans as of December 31, 2008 and September 30, 2007, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Target Allocation	2008	2007
Equity securities	65%	52%	68%
Debt securities	29%	38%	24%
Other	5%	5%	5%
Cash and cash equivalents	1%	5%	3%
Total	100%	100%	100%

Most of our U.S. pension obligations are 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to invest for strong long-term returns. As a result of a reversion of surplus pension assets in 2001, the allocation of assets among asset categories is different from our target allocation. Our objective is to adjust the investment allocation to reflect the target allocation as certain alternative investments liquidate. Alternative investments, classified as other in the above table, are $5.7 million and $7.5 million at December 31, 2008 and September 30, 2007, respectively.  They include holdings in partnerships and funds that invest in public and private debt and equity and emerging markets real estate. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Non-U.S. plan assets consist primarily of equity securities, non-U.S. government securities, and corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2008 and September 30, 2007, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2008	2007
Equity securities	60%	50%	73%
Debt securities	40%	49%	26%
Cash and cash equivalents and other	-	1%	1%
Total	100%	100%	100%

In 2006, we offered voluntary early retirement to certain U.S. employees resulting in special termination benefits charges of $1.4 million. A summary of the components of net periodic pension expense (income) for our defined benefit plans and defined contribution plans is as follows (thousands of dollars):

	Year Ended December 31,
	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension expense:
Service cost	$1,332	$290	$1,810	$-	$5,757	$1,106
Interest cost	11,022	2,458	10,712	2,591	11,642	2,234
Expected return on plan assets	(11,428)	(6,979)	(10,443)	(3,127)	(10,023)	(3,061)
Amortization of prior service cost	576	-	577	-	676	-
Recognized net actuarial loss	769	-	3,768	411	4,491	454
Amortization of transition asset	-	125	-	(169)	-	(159)
Special termination benefits	851	-	-	-	1,350	-
Curtailment and settlement charges	7	-	-	-	(2,146)	-
Subtotal	3,129	(4,106)	6,423	(294)	11,747	574
Defined contribution plans	129	-	350	730	1,099	526
Net periodic pension expense	$3,258	$(4,106)	$6,773	$436	$12,846	$1,100

The weighted average actuarial assumptions used to determine net cost are as follows:

	U.S.			Non-U.S.
	15 Months Ended December 31, 2008	12 Months Ended September 30, 2007	12 Months Ended September 30, 2006	15 Months Ended December 31, 2008	12 Months Ended September 30, 2007	12 Months Ended September 30, 2006
Discount rate	5.80%	6.35%	5.91%	5.05%	5.90%	5.00%
Expected return on plan assets	8.50%	8.75%	8.75%	6.37%	6.40%	7.60%
Rate of compensation increase	4.00%	4.00%	4.00%	2.80%	3.00%	N/A

Our analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.00% for the December 31, 2008, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the non-U.S. plans supports a long term rate of return of approximately 5.51% based on the long-term perspective of the investments and the historical results of investment funds.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The table below sets forth the expected future pension benefit payments for the next five years and the following five-year period (millions of dollars):

Years	U.S.	Non U.S.
2009	$6,928	$1,941
2010	7,371	1,941
2011	7,918	1,941
2012	8,916	1,941
2013	9,609	2,091
2014 through 2018	59,904	10,757

Other Postretirement Benefits

In addition to pension benefits, certain U.S. employees are covered by postretirement health care and life insurance benefit plans provided by us. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized in our balance sheets (thousands of dollars):

	15 Months Ended December 31, 2008	12 Months Ended September 30, 2007
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$3,026	$3,252
Adjustment to retained earnings at January 1 2008	1,370	-
Service cost	-	-
Interst cost	298	177
Actuarial gain	(143)	(152)
Benefits paid	(390)	(251)
Benefit obligation at end of year	4,161	3,026

Funded status	(4,161)	(3,026)
Fourth quarter contribution	-	75
Accrued postretirement benefit obligation	$(4,161)	$(2,951)

A summary of our net periodic postretirement cost is as follows (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Components of net periodic postretirement cost:
Service cost	$-	$-	$16
Interest cost	254	177	264
Recognized actuarial loss and transition obligation	-	-	110
Net periodic postretirement cost	$254	$177	$390

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 6.40% and 6.10% at December 31, 2008 and 2007, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were 6.10%, 5.70% and 5.58%, respectively. The assumed health care cost trend rate for fiscal year 2008 was 8.50% and is projected to decrease over nineteen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase of approximately $0.2 million, while a one-percentage point decrease results in a decrease of $0.2 million.

Estimated future gross benefit payments are $0.4 million for each of the next five years, 2009 through 2013, and $1.8 million in aggregate for the subsequent five-year period, 2014 through 2018.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management regularly studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty liability from continuing operations during the years ended December 31, 2008 and 2007 (thousands of dollars):

	Year Ended December 31,
	2008	2007
Beginning balance	$4,305	$6,800
Payments	(2,402)	(6,235)
Increase in liability (new warranties issued)	2,317	3,740
Ending balance	$4,220	$4,305

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages which may be incurred by them.

FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that we estimate and record the fair value of guarantees as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of December 31, 2008 or 2007. We have not made any significant indemnification payments as a result of these clauses.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages was covered by insurance. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not cause a significant interruption on our business. For the year ended December 31, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 million of insurance, for a net pre-tax charge of $1.1million.

Note M: Segment Reporting

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

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets for the year ended December 31, 2008 and 2007 were $789.9 million and $900.6 million, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M: Segment Reporting (Continued)

The following table sets forth our operations by reportable segment (millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	$738.4	$692.0	$692.4
Service	152.5	157.2	157.6
Total	$890.9	$849.2	$850.0

Gross profit:
Product	290.2	259.9	262.7
Service	64.6	67.0	69.3
Total	$354.8	$326.9	$332.0

For 2008, 2007 and 2006, one customer accounted for more than 10% of our consolidated revenues. Total sales to this customer were $113.8 million, $108.7 million and $99.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and primarily related to product sales.

The following table sets forth our revenues by product lines (millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Systems and solutions	$542.1	$485.6	$477.2
Printer and media	196.3	206.4	215.2
Service	152.5	157.2	157.6
Total	$890.9	$849.2	$850.0

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (millions of dollars):

	Year Ended December 31,
	2008	2007	2006

North America	$492.8	$422.9	$494.4
Europe, Middle East and Africa	290.4	290.6	241.1
All others	107.7	135.7	114.5
Total	$890.9	$849.2	$850.0

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M: Segment Reporting (Continued)

The following table sets forth our long-lived assets by geographic region (millions of dollars):

	December 31,
	2008	2007

North America	$69.5	$87.7
Europe, Middle East and Africa	3.1	14.8
All others	1.8	1.7
Total	$74.4	$104.2

The following table sets forth depreciation for our long-lived assets by geographic region (millions of dollars):

	Year Ended December 31,
	2008	2007	2006

North America	$13.1	$10.4	$8.9
Europe, Middle East and Africa	1.4	1.5	1.3
All others	1.0	0.7	0.3
Total	$15.5	$12.6	$10.5

Note N: Subsequent event

On January 7, 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. We believe these actions are appropriate strategically and are prudent adjustments in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future.

Additionally, headcount reductions will also be made in many other departments throughout the company. The majority of the reductions are in selling, general and administrative areas.

We expect to implement this plan over the next six months and to reduce our workforce by approximately 150 employees worldwide. A majority of these headcount reductions will be made in the United States. We currently employ approximately 2,100 employees worldwide.

The total restructuring costs are expected to be in a pre-tax range of $9.8 million to $10.8 million, including employee termination costs of approximately $9.3 million, and $0.5 million to $1.5 million of other restructuring costs. We expect to record most of the restructuring charge in the first quarter of 2009, and the remainder in the second quarter of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures.

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Below is unaudited quarterly financial information for 2008 and 2007 (in millions, except earnings per share and common stock sales price):

	2008
	Q1	Q2	Q3	Q4	(a)
Revenues	$216.8	$218.3	$234.4	$221.5
Gross profit	87.4	88.9	91.6	86.8
Net earnings	7.7	7.7	11.0	9.3
Basic earnings per share	$0.13	$0.13	$0.18	$0.15
Diluted earnings per share	$0.13	$0.13	$0.18	$0.15
Common stock sales price per share:
High	$24.86	$24.96	$23.00	$19.65
Low	$17.53	$19.56	$15.09	$9.29

	2007
	Q1	Q2	Q3	Q4
Revenues	$179.3	$210.5	$206.0	$253.4
Gross profit	64.5	81.2	78.1	103.1
Net earnings	(4.4)	6.6	4.4	16.4
Basic earnings per share	$(0.07)	$0.11	$0.07	$0.27
Diluted earnings (loss) per share	$(0.07)	$0.11	$0.07	$0.27
Common stock sales price per share:
High	$25.81	$26.40	$30.16	$27.48
Low	$20.50	$20.90	$23.32	$20.12

 _________
(a) Includes certain adjustments, after tax, totaling approximately $1.0 million that negatively impacted Q4 2008, which should have been recorded in prior periods.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007, and 2006
(Thousands of Dollars)

	Balance at beginning of period	Costs charged to expenses	Deductions and write-offs	Balance at end of period
As of December 31, 2008
Allowance for uncollectible accounts receivable	$3,836	$(441)	$(1,310)	$2,085
Allowance for sales returns	9,018	(314)	-	8,704
As of December 31, 2007
Allowance for uncollectible accounts receivable	$3,653	$342	$(159)	$3,836
Allowance for sales returns	4,143	-	4,875	9,018
As of December 31, 2006
Allowance for uncollectible accounts receivable	$4,409	$85	$(841)	$3,653
Allowance for sales returns	3,748	-	395	4,143

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Restated Certificate of Incorporation of Intermec, Inc. (formerly, UNOVA, Inc. and referred to below as the “Company”), filed as Exhibit 3.1 to the Company’s May 17, 2006 current report on Form 8-K, and incorporated herein by reference.

3.2
Amended and Restated By-Laws of the Company, as amended as of September 11, 2008 and filed as Exhibit 3.1 to the Company’s September 11, 2008 Current Report on Form 8-K, and incorporated herein by reference.

4.1
Credit Agreement between the Company, as the Borrower, and Wells Fargo Bank, National Association, as the Lender, dated as of September 27, 2007,  filed as Exhibit 10.6 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.2	Revolving Line of Credit Note between the Company, as the Borrower, and Wells Fargo Bank, National Association, as the Lender, amended as of December 12, 2008.*
4.3
Continuing Guaranty by Intermec IP Corp., as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.8 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.4
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

10.3
Intellectual Property Agreement, dated October 31, 1997 between Western Atlas Inc. and the Company, filed as Exhibit 10.4 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

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

10.6
First Amendment to the Cincinnati Purchase and Sale Agreement, dated April 1, 2005, filed as Exhibit 4.2 to the Company’s April 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.

10.7
Purchase and Sale of Cincinnati Lamb Group—Settlement Agreement, dated June 30, 2005, filed as Exhibit 10.7 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.

10.8
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

10.9	Venture Manufacturing Services Framework Agreement, dated December 3, 2008, between Venture Corporation Limited and the Company. * +
10.10
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.6 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.11	Amendment No. 1 to the Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, effective January 1, 2009. * **
10.12
Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.13	Director Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**
10.14	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007, filed as Exhibit 10.6 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.15	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.16	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006, filed as Exhibit 10.31 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference. **
10.17	Intermec, Inc. Change of Control Severance Plan, effective January 7, 2009, filed as Exhibit 10.1 to the Company’s January 7, 2009 current report on Form 8-K, and incorporated herein by reference.**
10.18
Executive Severance Plan, Chief Executive Officer, effective as of March 30, 2007, filed as Exhibit 10.9 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

Exhibit No.	Description of Exhibit
10.19
Executive Severance Plan, Senior Vice Presidents and Elected Vice Presidents, effective as of March 30, 2007, filed as Exhibit 10.10 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.20	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.21
Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.7 to the Company’s  July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.22	Summary of Executive Life Insurance Benefit.* **
10.23
2008 Employee Stock Purchase Plan, approved by shareholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.24	2008 Omnibus Incentive Plan, as amended effective July 9, 2008, filed as Exhibit 10.1 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**
10.25	Executive Change of Control Policy for 2008 Omnibus Incentive Plan.* **
10.26	Standard Change of Control Policy for 2008 Omnibus Incentive Plan. * **
10.27
Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.28
Form of Employee Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.3 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.29
2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.4 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.30
Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan, filed as Exhibit 10.5 to the Company’s August 7, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.31
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.32	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q and incorporated herein by reference.**
10.33	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.34	Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.35	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.36
Form of Performance Share Unit Agreement under the Company’s 2004 Long-Term Agreement, filed as Exhibit 10.1 to the Company’s May 6, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.37
Form of Amendment dated December 23, 2005, to all Performance Share Unit Agreements for Performance Periods begun in 2004 and 2005, filed as Exhibit 10.31 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.38
2004 Long Term Performance Share Program, a sub-plan under the 2004 Omnibus Incentive Compensation Plan, filed as exhibit 10.12 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.39
2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), as amended effective January 1, 2006, filed as Exhibit 10.27 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.40	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.41	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.42	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.43
Amendment of Restricted Stock Agreements under 2001 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.44	Form of Restricted Stock Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.45
2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.46	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.47
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

Exhibit No.	Description of Exhibit
10.48	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.49
Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.50
1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.51	1997 Stock Incentive Plan, as amended March 30, 2007, filed as Exhibit 10.4 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.52	Summary Sheet – Compensation Arrangements for Robert J. Driessnack, Senior Vice President and Chief Financial Officer.* **
10.53	Separation Agreement between the Company and Lanny H. Michael, effective December 18, 2008.* **
10.54
Amended and Restated Restricted Stock Unit Agreement, dated September 13, 2007, between the Company and  Janis L. Harwell,  filed as Exhibit 10.4 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.55
Restricted Stock Unit Agreement dated September 13, 2007, between the Company and  Janis L. Harwell,  filed as Exhibit 10.5 to the Company’s  September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 25, 2009.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 25, 2009.*
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 25, 2009.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 25, 2009.*

*   Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

** Compensatory plan or arrangement.

+ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.