Form 10-Q
period 2009-03-29
Intermec, Inc.
filed 2009-05-01
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 26, 2009
Common Stock, $0.01 par value per share	62,027,577 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT
INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended
	March 29, 2009	March 30, 2008

Revenues:
Product	$128,664	$179,574
Service	33,909	37,205
Total Revenues	162,573	216,779

Costs and expenses:
Cost of product revenues	83,366	107,705
Cost of service revenues	20,136	21,706
Research and development	15,913	17,192
Selling, general and administrative	51,009	57,966
Restructuring charges	8,582	-
Total costs and expenses	179,006	204,569

Operating (loss) profit	(16,433)	12,210
Interest income	341	1,675
Interest expense	(226)	(1,790)
(Loss) earnings before income taxes	(16,318)	12,095
Income tax (benefit) expense	(5,917)	4,389
Net (loss) earnings	$(10,401)	$7,706

Basic (loss) earnings per share	$(0.17)	$0.13

Diluted (loss) earnings per share	$(0.17)	$0.13

Shares used in computing basic (loss) earnings per share	61,455	60,956

Shares used in computing diluted (loss) earnings per share	61,455	61,475

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 29,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$216,049	$221,335
Short-term investments	71	156
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $10,268 and $10,789	107,936	138,549
Inventories, net	107,541	116,949
Net current deferred tax assets	62,207	56,295
Other current assets	14,040	14,405
Total current assets	507,844	547,689

Property, plant and equipment, net	39,720	41,348
Intangibles, net	3,264	3,521
Net deferred tax assets	166,888	167,834
Other assets	29,166	29,503
Total assets	$746,882	$789,895

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$82,078	$112,772
Payroll and related expenses	23,575	24,799
Deferred revenues	42,381	38,712
Total current liabilities	148,034	176,283

Long-term deferred revenues	23,538	25,980
Pension liability	91,922	92,129
Other long-term liabilities	13,109	13,747

Commitments

Shareholders’ equity:
Common stock (250,000 shares authorized, 61,957 and 61,766 shares issued and
outstanding)	619	618
Additional paid-in capital	696,136	694,296
Accumulated deficit	(172,803)	(162,402)
Accumulated other comprehensive loss	(53,673)	(50,756)
Total shareholders’ equity	470,279	481,756
Total liabilities and shareholders’ equity	$746,882	$789,895

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 29,	March 30,
	2009	2008

Cash and cash equivalents at beginning of period	$221,335	$237,247

Cash flows from operating activities:
Net (loss) earnings	(10,401)	7,706
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,974	3,742
Deferred taxes	(6,183)	3,804
Excess tax shortfall (benefit) from stock-based payment arrangements	557	(581)
Changes in operating assets and liabilities:
Accounts receivable	30,613	25,454
Inventories	9,228	(21,380)
Accounts payable and accrued expenses	(31,192)	(372)
Other operating activities	3,495	(857)
Net cash provided by operating activities	91	17,516

Cash flows from investing activities:
Capital expenditures	(2,385)	(3,803)
Proceeds from sale of property	1,866	-
Purchases of investments	-	(760)
Sale of investments	-	27,755
Patent legal fees	(1,096)	(778)
Net cash (used in) provided by investing activities	(1,615)	22,414

Cash flows from financing activities:
Repayment of debt	-	(100,000)
Excess tax (shortfall) benefit from stock-based payment arrangements	(557)	581
Stock options exercised	142	2,345
Other financing activities	220	879
Net cash used in financing activities	(195)	(96,195)

Effect of exchange rate changes on cash and cash equivalents	(3,567)	5,546
Resulting decrease in cash and cash equivalents	(5,286)	(50,719)

Cash and cash equivalents at end of period	$216,049	$186,528

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2008 (the “Annual Report on Form 10-K for the year ended December 31, 2008”). The same accounting policies are followed for preparing quarterly and annual financial information unless disclosed otherwise in the notes below.

Recently Adopted Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ("SFAS") No.142, Goodwill and Other Intangible Assets. We adopted this FSP effective January 1, 2009. The adoption of this standard did not have material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) ("SFAS No. 133") and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. We adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements and only required additional disclosures. We have applied the requirements of SFAS No. 161 prospectively. Therefore, disclosures related to comparative periods prior to the date of adoption have not been presented. See note 3, Derivative Instruments, for details.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157,  Fair Value Measurements ("SFAS No. 157") for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring  basis (at least annually). In addition, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. FSP 157-2 was effective for us beginning January 1, 2009. The adoption of this standard did not have material impact on our consolidated financial statements. See note 2, Fair Value Measurements, for details.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No.160"), which establishes the accounting and reporting for noncontrolling interests.  Noncontrolling interests should be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. The amount of consolidated net income attributable to the parent and to the noncontrolling interests should be identified and presented on the face of the consolidated statement of income. We adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003) ("FSP No. 132 (R) -1"). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R) -1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determing Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

Reclassification

Certain amounts within the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of March 29, 2009 comprised the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	March 29, 2009
Money market funds	$138,556	$-	$-	$138,556
Certificates of deposit	3,544	-	-	3,544
Stock	71	-	-	71
Derivative instruments - assets	-	1,334	-	1,334
Total assets at fair value	$142,171	$1,334	$-	$143,505

				Balance as of
	Level 1	Level 2	Level 3	March 29, 2009
Derivative instruments - liabilities	$-	$(1,952)	$-	$(1,952)
Total liabilities at fair value	$-	$(1,952)	$-	$(1,952)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements (continued)

 Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2008, comprised the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Money market funds	$132,309	$-	$-	$132,309
Certificates of deposit	3,709	-	-	3,709
Stock	156	-	-	156
Derivative instruments - assets	-	3,712	-	3,712
Total assets at fair value	$136,174	$3,712	$-	$139,886

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Derivative instruments - liabilities	$-	$(7,271)	$-	$(7,271)
Total liabilities at fair value	$-	$(7,271)	$-	$(7,271)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the quarter ended March 29, 2009.

3. Derivative Instruments

Effective January 1, 2009, we adopted the disclosure requirements of SFAS No. 161. Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our businesses. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts.  Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts to primarily hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, specifically for inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments pursuant to SFAS No. 133. Accordingly, we record these contracts at fair value, with changes in value recognized in earnings in the period of change and the fair values of these contracts are recorded on the consolidated balance sheets. As of March 29, 2009, the aggregate notional amounts of the forward contracts we held for foreign currencies were $83.0 million.  These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign forward exchange contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The fair value of derivative assets was $1.3 million and the fair value of derivative liabilities was $1.9 million at March 29, 2009.  We recorded a net of $0.6 million in accounts payable and accrued expenses in the condensed consolidated balance sheets as of March 29, 2009.

The amount of net gain recorded in selling, general and administrative expense in the condensed consolidated statements of operations was not material for the quarter ended March 29, 2009.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Inventories

Inventories comprise the following (in thousands):

	March 29, 2009	December 31, 2008
Raw materials	$41,576	$45,908
Service parts	8,857	8,772
Work in process	633	269
Finished goods	56,475	62,000
Inventories, net	$107,541	$116,949

In addition to the inventories described above, service parts inventories totaling $4.2 million and $4.0 million that are not expected to be sold within the next 12 months are classified as other assets as of March 29, 2009, and December 31, 2008, respectively.

5. Income Tax (benefit) expense

The tax benefit for the quarter ended March 29, 2009, reflects an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate of approximately 37% for fiscal year 2009, which excludes the impact of discrete items. The tax provision for the quarter ended March 30, 2008, reflected an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%. The tax provision for the quarter ended March 30, 2008, included a 1.4% benefit related to the settlement of a foreign tax dispute.

6. Shares Used in Computing Earnings per Share

Basic (loss) earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted (loss) earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Quarter Ended
	March 29, 2009	March 30, 2008
Weighted average shares - basic	61,455,061	60,956,467
Dilutive effect of unvested restricted shares and stock options	-	518,473
Weighted average shares - diluted	61,455,061	61,474,940

Our employees and directors held options to purchase 2,709,667 and 1,532,065 shares of our common stock for the quarters ended March 29, 2009 and March 30, 2008, respectively, that were not included in weighted average shares diluted because they were antidilutive to the diluted earnings per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Equity

A summary of share-based compensation expense related to employee stock option, Restricted Stock Units (“RSU”) and Performance Stock Units (‘PSU”) for the quarters ended March 29, 2009, and March 30, 2008, (in thousands) was as follows:

	Quarter Ended
	March 29, 2009	March 30, 2008
Stock based compensation expense:
Cost of revenues	$63	$68
Selling, general and administrative	1,818	1,925
Total	$1,881	$1,993

For the quarters ended March 29, 2009, and March 30, 2008, we granted 109,000 and 113,000 options, respectively, to employees with an average fair value of $4.93 and $9.32 a share, respectively, which will vest annually in even quantities over the next four years. The Black-Scholes assumptions used for these calculations were as follows:

	Quarter Ended
	March 29, 2009	March 30, 2008
Fair value assumptions:
Expected life in years	4.7	4.8
Expected volatility	52.72%	44.66%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.74%	2.94%

Our accumulated other comprehensive income comprised the following (in thousands):

	March 29, 2009	December 31, 2008
Foreign currency translation adjustment, net of tax	$(4,363)	$(792)
Unamortized benefit plan costs, net of tax	(48,937)	(49,645)
Unrealized loss on securities, net of tax	(373)	(319)
Accumulated other comprehensive loss	$(53,673)	$(50,756)

Other comprehensive income for the quarters ended March 29, 2009, and March 30, 2008, was as follows (in thousands):

	Quarter Ended
	March 29, 2009	March 30, 2008
Net (loss) earnings	$(10,401)	$7,706
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(3,571)	4,755
Unrealized loss on securities, net of tax	(54)	(98)
Amortization of benefit plan costs, net of tax	708	(11)
Other comprehensive (loss) income	$(13,318)	$12,352

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Segment Reporting

Our reportable segments are comprised of products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The service segment generates revenue from customer support, product maintenance and other services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our condensed consolidated financial statements. Performance and resource allocations are primarily measured by sales and gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

For the quarters ended March 29, 2009, and March 30, 2008, one distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $20.2 million and $26.6 million for the quarters ended March 29, 2009, and March 30, 2008, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Quarter Ended
	March 29, 2009	March 30, 2008
Revenues:
Product	$128,664	$179,574
Service	33,909	37,205
Total	$162,573	$216,779

Gross profit:
Product	$45,298	$71,868
Service	13,773	15,500
Total	$59,071	$87,368

The following table sets forth our revenues by product lines (in thousands):

	Quarter Ended
	March 29, 2009	March 30, 2008
Revenues:
Systems and solutions	$93,138	$125,966
Printer and media	35,526	53,608
Service	33,909	37,205
Total	$162,573	$216,779

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Commitments and Contingencies

The following table indicates the change in our warranty liability included in current liabilities (in thousands):

	Quarter Ended
	March 29, 2009	March 30, 2008
Beginning Balance	$4,220	$4,305
Payments	(689)	(791)
Additional provision	557	764
Ending Balance	$4,088	$4,278

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

10. Pension and Other Postretirement Benefit Plans

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended). The components of net pension and postretirement periodic benefit cost (income) for the quarters ended March 29, 2009, and March 30, 2008, are as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans

	2009	2008	2009	2008	2009	2008
Quarters Ended March 29, 2009 and March 30, 2008:
Service cost	$327	$366	$-	$-	$-	$-
Interest cost	2,937	2,705	426	666	64	44
Expected return on plan assets	(2,694)	(2,871)	(407)	(904)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(42)	-	-
Actuarial loss	952	349	9	-	-	-
Prior service cost	144	144	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$1,666	$693	$(3)	$(280)	$64	$44

During the quarter ended March 29, 2009, we contributed approximately $2.0 million to our pension and other postretirement benefit plans, comprising $0.7 million in benefits paid pertaining to unfunded U.S. defined benefit plans, $0.8 million in matching contributions to our 401(k) plan, and $0.5 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the first quarter of 2009. We expect to contribute an additional $6.2 million to these plans during the remainder of 2009, of which $2.1 million relates to benefit payments on our unfunded U.S. defined benefit plans, $2.2 million in matching contributions to our 401(k) plan, $1.5 million in contributions to our foreign pension plans and $0.4 million in benefit payments pertaining to our other postretirement benefit plans.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Restructuring Charges

    2008 Restructuring Charges:

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we relocated the final assembly of our current product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan, we also consolidated two U.S. service depots into existing locations in Charlotte, North Carolina and Monterey, Mexico and transferred our on-site field service repair to a third party supplier. We commenced implementation of the plan in the third quarter of 2008 and expect the plan to be fully implemented by June 30, 2009.  All severance and other periodic transitional costs will be cash expenditures. All the restructuring costs were accrued in 2008.

    2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. We believe these actions are appropriate strategically and are prudent adjustments in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future. The total restructuring costs are expected to be approximately $10.2 million, including employee termination costs of approximately $9.4 million and $0.8 million of other periodic transitional costs. We recorded $8.6 million of the restructuring charge in the first quarter of 2009, and we expect the remainder will be recorded in the second quarter of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures. Our remaining future expected costs are $1.0 million for employee termination and $0.6 million for other costs.

In April 2009, we committed to a business restructuring plan including a reduction of our work force. We believe these actions are appropriate strategically and are prudent adjustments in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future. The total restructuring costs are expected to be in a range of $15.0 to $17.0 million, including employee termination costs of approximately $12.5 to $13.5 million and $2.5 to $3.5 million of other periodic transitional costs. We expect to record approximately $9.0 to $10.0 million in the second quarter of 2009, and the remainder in the rest of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures.

The following table displays the restructuring charges incurred by business segment (in millions):

Segment	Total charges for 2008 and 2009 restructuring plans expected to be incurred(a)	Amount of charges incurred in the quarter ended March 29, 2009	Total Restructuring charges incurred to date
Product	$2.6	$0.2	$2.5
Service	2.2	1.0	2.2
Unallocated	12.0	7.4	9.7
Total	$16.8	$8.6	$14.4

The reconciliation of accrued restructuring charges is summarized in the table below (in millions):

	SFAS No.112	SFAS No.146	Employee termination	Other costs	Total restructuring

Balance at December 31, 2008	$1.2	$-	$1.2	$0.1	$1.3
2009 restructuring charge	3.1	5.3	8.4	0.2	8.6
Utilization of 2008 restructuring plan	(0.6)	-	(0.6)	-	(0.6)
Utilization of 2009 restructuring plan	(2.8)	(0.5)	(3.3)	(0.4)	(3.7)
Balance at March 29, 2009 (a)	$0.9	$4.8	$5.7	$(0.1)	$5.6

   (a) It excludes restructuring plan announced in April 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 (alternatively: Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and are dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. These factors include but are not limited to our ability to maintain or to improve the revenues and profits of our continuing operations, maintain or reduce expenses, maintain or improve operational efficiency, use our investment in research and development to generate future revenue, maintain or improve year-over-year growth in the revenues and profits of our continuing operations and the other factors described in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, “Item 1A, Risk Factors,” of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report on Form 10-Q.

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

You are encouraged to review the discussion below in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, “Item 1A. Risk Factors,” of this filing, as well as the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which discuss risk factors associated with our business.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following discussion compares our results of operations for the quarters ended March 29, 2009, and March 30, 2008.

Results of operations and percentage of revenues were as follows (in millions):

	Quarter Ended
	March 29, 2009		March 30, 2008
	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$162.6		$216.8
Costs and expenses
Cost of revenues	103.5	63.7%	129.4	59.7%
Research and development	15.9	9.8%	17.2	7.9%
Selling, general and administrative	51.0	31.3%	58.0	26.8%
Restructuring charges	8.6	5.3%	-	-
Total costs and expenses	179.0	110.1%	204.6	94.4%

Operating (loss) profit	(16.4)	-10.1%	12.2	5.6%
Interest, net	0.1	0.1%	(0.1)	-0.1%
(Loss) earnings before income taxes	(16.3)	-10.0%	12.1	5.6%
Income tax (benefit) expense	(5.9)	-3.6%	4.4	2.0%
Net (loss) earnings	$(10.4)	-6.4%	$7.7	3.6%

Basis (loss) earnings per share	$(0.17)		$0.13
Diluted (loss) earnings per share	$(0.17)		$0.13

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and as a percentage of total revenues from operations for the quarters ended March 29, 2009, and March 30, 2008, were as follows (in millions):

	Quarter Ended
	March 29, 2009		March 30, 2008
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$93.1	57.3%	$126.0	58.1%	$(32.9)	(26.1)%
Printer and media	35.6	21.9%	53.6	24.7%	(18.0)	(33.6)%
Service	33.9	20.8%	37.2	17.2%	(3.3)	(8.9)%
Total revenues	$162.6	100.0%	$216.8	100.0%	$(54.2)	(25.0)%

Revenues by geographic region and as a percentage of total revenues from operations for the quarters ended March 29, 2009, and March 30, 2008, were as follows (in millions):

	Quarter Ended
	March 29, 2009		March 30, 2008
	Amount	Percent of Revenues	Amount	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$103.6	63.7%	$114.1	52.6%	$(10.5)	(9.2)%
Europe, Middle East and Africa
(EMEA)	39.0	24.0%	78.0	36.0%	(39.0)	(50.0)%
All others	20.0	12.3%	24.7	11.4%	(4.7)	(19.0)%
Total revenues	$162.6	100.0%	$216.8	100.0%	$(54.2)	(25.0)%

The decrease in quarterly revenue of $54.2 million, or 25.0%, was attributable to a $50.9 million decrease in product revenue, and a $3.3 million decrease in service revenue. The decrease in product revenue was attributable to a $32.9 million decrease in systems and solution products and an $18.0 million decrease in printer and media products. The $32.9 million, or 26.1% decline by systems and solutions, and the decline of $18.0 million, or 33.6%, in our printer and media business were attributable to an overall downturn in the global economy and the deferral of purchasing decisions by some of our customers.

Service revenues decreased $3.3 million, or 8.9%, over the corresponding prior-year period. This was due to a decrease in time and materials revenue in the mix of total service revenue.

Geographically, revenues in all regions decreased: North America, $10.5 million or 9.2%, EMEA, $39.0 million or 50.0%, and the rest of the world was down $4.7 million or 19.0%, respectively, over the corresponding prior-year period.  The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $7.7 million, or 10.2%, as compared to the prior year period. Across all regions the unfavorable impact of foreign currency rates was $10.3 million, or 4.8%, as compared to the prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the quarters ended March 29, 2009, and March 30, 2008, were as follows (in millions):

	Quarter Ended
	March 29, 2009		March 30, 2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$45.3	35.2%	$71.9	40.0%
Service	13.8	40.6%	15.5	41.7%
Total Gross Profit and Gross Margin	$59.1	36.3%	$87.4	40.3%

The total gross profit for the quarter ended March 29, 2009, decreased $28.3 million, or 32.4%, compared to the corresponding prior-year period. The decrease in total gross profit primarily resulted from a $26.6 million decrease in product gross profit due to the product revenue decline and pressure on related gross margins.

Product gross margin for the quarter ended March 29, 2009, decreased 4.8% as compared to the quarter ended March 30, 2008. The decrease in product gross margin was primarily due to lower unit volume, unfavorable absorption of fixed costs on lower volumes and unfavorable impact of foreign currency. Service gross margins decreased 1.1 percentage points for the quarter ended March 29, 2009, over the corresponding prior-year period due to lower absorption of fixed costs because of lower volume.

Operating Expenses and Interest Income/Expense (in millions)

	Quarter Ended
	March 29, 2009	March 30, 2008	Change
Research and development expense	$15.9	$17.2	$(1.3)
Selling, general and administrative expense	51.0	58.0	(7.0)
Restructuring charges	8.6	-	8.6
Interest, net	0.1	(0.1)	0.2

The total research and development expense was $15.9 and $17.2 million for the quarters ended March 29, 2009 and March 30, 2008, respectively. The decrease was due to the timing of projects within our research and development group.

The total selling, general and administrative (“SG&A”) expenses were $51.0 million and $58.0 million for the quarters ended March 29, 2009, and March 30, 2008, respectively. The decrease in SG&A expense for the three months ended March 29, 2009, of $7.0 million, compared to the three month period ended March 30, 2008, was primarily related to sales expense. The reduction in selling expense is primarily due to the restructuring activities announced in January, 2009, and the favorable conversion of foreign denominated costs. Higher postretirement expense and foreign currency translation losses offset some of our cost reduction activities.

Net interest income was $0.1 million for the quarter ended March 29, 2009, compared to net interest expense of $0.1 million for the corresponding prior-year period. The $0.2 million increase in net interest income reflects the reduction in interest expense from the repayment of the final $100 million of our debt during the quarter ended March 30, 2008, offset by a lower average cash balance and significantly lower average interest rates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    2008 Restructuring Charges:

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. Pursuant to this plan, we relocated the final assembly of our current product lines from Everett, Washington, to Venture Corporation Limited, a global electronics services provider.  As part of the plan, we also consolidated two U.S. service depots into existing locations in Charlotte, North Carolina and Monterey, Mexico and transferred our on-site field service repair to a third party supplier. We commenced implementation of the plan in the third quarter of 2008 and expect the plan to be fully implemented by June 30, 2009.  All severance and other periodic transitional costs will be cash expenditures. All the restructuring costs were accrued in 2008.

2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. We believe these actions are appropriate strategically and are prudent adjustments in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future. The total restructuring costs are expected to be approximately $10.2 million, including employee termination costs of approximately $9.4 million and $0.8 million of other periodic transitional costs. We recorded $8.6 million of the restructuring charge in the first quarter of 2009, and we expect the remainder will be recorded in the second quarter of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures. Our remaining future expected costs are $1.0 million for employee termination and $0.6 million for other costs. We expect to achieve an annual labor-related savings of approximately $14.0 million to $16.0 million upon completion of this restructuring plan.

In April 2009, we committed to a business restructuring plan including a reduction of our work force. We believe these actions are appropriate strategically and are prudent adjustments in view of the generally weakened global economy and uncertain market conditions expected in the foreseeable future. The total restructuring costs are expected to be in a range of $15.0 to $17.0 million, including employee termination costs of approximately $12.5 to $13.5 million and $2.5 to $3.5 million of other periodic transitional costs. We expect to record approximately $9.0 to $10.0 million in the second quarter of 2009, and the remainder in the rest of 2009. We anticipate that all of the severance related and periodic transitional costs will be cash expenditures.

Income Tax (Benefit) Expense (in millions)

	Quarter Ended
	March 29, 2009	March 30, 2008	Change
Income tax (benefit) expense	$(5.9)	$4.4	$(10.3)

The tax benefit for the quarter ended March 29, 2009 reflects an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%. The effective tax rate reflects our estimated annual effective tax rate of approximately 37% for fiscal year 2009, which excludes the impact of discrete items.  The tax provision for the quarter ended March 30, 2008, reflected an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35%. The tax provision for the quarter ended March 30, 2008, included a 1.4% benefit related to settlement of a foreign tax dispute.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents and short-term investments balances, which, at fair value, were $216.1 million and $221.5 million at March 29, 2009, and December 31, 2008, respectively. Operating activities for the first quarter of 2009 provided lower cash flows compared to the first quarter of 2008 due to a net loss of $10.4 million and cash payment of approximately $4.3 million for restructuring activities. Cash used in investing activities for the first quarter of 2009 was $1.6 million. This was related to capital expenditures of $2.4 million and capitalized patent legal fees of $1.1 million, offset by proceeds from sale of property of $1.9 million. Cash used in financing activities for the first quarter of 2009 was $0.2 million, related primarily to the tax effect on stock based payment arrangement.

Under our 2007 Revolving Credit Facility ('Revolving Facility"), we have a maximum amount available of $50.0 million. As of March 29, 2009, net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity of $47.6 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the first quarter of 2009 and, as of March 29, 2009, no borrowings were outstanding. As of March 29, 2009, we were in compliance with the covenants of the Revolving Facility.

There have been no changes to key terms of the Revolving Facility as previously disclosed on the Annual Report of Form 10-K for the year ended December 31, 2008.

We believe that cash and cash equivalents combined with projected cash flows from operations, will provide adequate funding to meet our expected working capital, restructuring cost requirements and capital expenditure for the foreseeable future. In the current economic environment, we may hold more cash than is required to fund our future investment in working capital, changing our cost structure and capital expenditures. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flows from operations could be positively or negatively impacted. An additional source of liquidity includes our Revolving Credit Facility.

Contractual Obligations

Our contractual commitments as of March 29, 2009, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to our global operations, our cash flows and earnings are exposed to risk based on movements in foreign exchange rates.  We conduct business in approximately 90 countries throughout the world and generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable balance. We also purchase certain raw materials and other items in foreign currencies.

Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts to primarily hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, specifically for inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Accordingly, we record these contracts at fair value, with changes in value recognized in earnings in the period of change and the fair values of these contracts are recorded on the consolidated balance sheets. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, and Note 3, Derivative Instruments, for additional information related to these contracts.

Except as noted in the preceding paragraph, as of March 29, 2009, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 29, 2009.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2008 under the caption  “Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable” is restated in its entirety as follows:

•
Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable. Domestic and international economic, political and social conditions are uncertain due to a variety of factors, including

•	global, regional and national economic downturns;
•	the availability and cost of credit;
•	volatility in stock and credit markets;
•	energy costs;
•	fluctuations in currency exchange rates
•	the risk of global conflict;
•	the risk of terrorism and war in a given country or region; and
•	public health issues.

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology.  A deterioration of global, regional or local political, economic or social conditions could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans and efforts.  These global, regional or local conditions also could disrupt commerce in ways that could interrupt our supply chain and our ability to get products to our customers.  These conditions may also affect our ability to conduct business as usual.  Changes in foreign currency exchange rates may negatively impact reported revenue and expenses.  In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2008 under the caption  “Fluctuations in currency exchange rates may adversely impact our cash flows and earnings” is restated in its entirety as follows:

•
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flows, revenue and earnings are exposed to currency exchange rate fluctuations.  Our international sales are typically quoted, billed and collected in the customer’s local currency, but our product costs are largely denominated in U.S. dollars.  Therefore, our product margins are exposed to changes in exchange rates.  In addition, exchange rate fluctuations may also affect the cost of goods and services that we purchase and personnel that we employ outside of the United States.  When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.  Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “We are dependent on Venture Corporation Limited for the manufacture of substantially all of our products and any failure or inability of Venture to provide its manufacturing services to us would adversely affect our business” is restated in its entirety as follows:

•
We are dependent on Venture Corporation Limited for the manufacture of substantially all of our current products and any failure or inability of Venture to provide its manufacturing services to us would adversely affect our business. In relying on Venture to assemble our current products, we no longer have direct physical control over the manufacturing process and operations.  This might adversely affect our ability to control the quality of our current products and the timeliness of their delivery to our customers.  Either of those potential consequences could adversely affect our customer relationships and our revenues.  Furthermore, Venture’s access to our intellectual property could possibly increase the risk of infringement or misappropriation of our assets.

If Venture were unable to manufacture our current products at one or more of its facilities for any extended period, we would be required to obtain alternative sources of manufacturing.  There is no assurance that any such sources would be available in a timely manner or at comparable cost.  Any such interruption of Venture’s manufacturing capabilities could increase our costs, impair our ability to provide our customers with our products in a timely and efficient manner and adversely affect our customer relationships and our financial results.

ITEM 1A. RISK FACTORS (continued)

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2008 under the caption  “Our business may be adversely affected if we do not continue to transform our supply chain, improve our business processes and systems and attract and retain skilled managers and employees” is restated in its entirety as follows:

•
Our business may be adversely affected if we do not continue to transform our supply chain, improve our business processes and systems and attract and retain skilled managers and employees. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in efficient and cost effective ways. To achieve our objectives, we need to continue to streamline our supply chain and our business processes and continue to improve our financial, information technology and enterprise resource planning systems.  To accomplish this, there may be times when we must significantly restructure our business and recognize the anticipated costs of such restructurings.  Such restructuring charges could have a material adverse impact on our results of operations.  Furthermore, there can be no assurance that such restructurings will accomplish their intended goals or will be cost effective if they do.  Reorganizations or restructurings may also adversely affect our workforce.  Competition for skilled employees is high in our industry, and we must remain competitive in terms of compensation and other employee benefits to retain key employees.  If we are unsuccessful in hiring and retaining skilled managers and employees, we will be unable to achieve the objectives of our restructuring programs or to maintain and expand our business.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 1, 2009
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 1, 2009
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 1, 2009
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 1, 2009

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Chief Financial Officer

May 1, 2009