Form 10-Q
period 2009-06-28
Intermec, Inc.
filed 2009-07-30
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 26, 2009
Common Stock, $0.01 par value per share	62,102,738 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenues:
Product	$123,339	$180,455	$252,002	$360,028
Service	34,376	37,806	68,286	75,011
Total Revenues	157,715	218,261	320,288	435,039

Costs and expenses:
Cost of product revenues	80,927	108,189	164,293	215,894
Cost of service revenues	19,714	21,154	39,851	42,859
Research and development	15,375	17,822	31,288	35,015
Selling, general and administrative	44,711	58,828	95,719	116,793
Restructuring charges	7,345	-	15,927	-
Flood related charges	-	1,122	-	1,122
Total costs and expenses	168,072	207,115	347,078	411,683

Operating (loss) profit	(10,357)	11,146	(26,790)	23,356
Interest income	261	1,171	602	2,846
Interest expense	(227)	(345)	(452)	(2,135)
(Loss) earnings before income taxes	(10,323)	11,972	(26,640)	24,067
Income tax (benefit) expense	(3,781)	4,250	(9,698)	8,639
Net (loss) earnings	$(6,542)	$7,722	$(16,942)	$15,428

Basic (loss) earnings per share	$(0.11)	$0.13	$(0.28)	$0.25

Diluted (loss) earnings per share	$(0.11)	$0.13	$(0.28)	$0.25

Shares used in computing basic (loss) earnings per share	61,606	61,103	61,532	61,030

Shares used in computing diluted (loss) earnings per share	61,606	61,611	61,532	61,543

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 28, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$227,075	$221,335
Short-term investments	132	156
Accounts receivable, net of allowance for doubtful accounts and sales returns of $8,188 and $10,789	106,260	138,549
Inventories	92,348	116,949
Net current deferred tax assets	66,568	56,295
Other current assets	18,041	14,405
Total current assets	510,424	547,689

Property, plant and equipment, net	38,924	41,348
Intangibles, net	3,006	3,521
Net deferred tax assets	153,428	167,834
Other assets	31,137	29,503
Total assets	$736,919	$789,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$78,964	$112,772
Payroll and related expenses	31,924	24,799
Deferred revenues	41,280	38,712
Total current liabilities	152,168	176,283

Long-term deferred revenues	22,219	25,980
Pension liability	53,158	92,129
Other long-term liabilities	12,478	13,747

Commitments

Shareholders' equity:
Common stock (250,000 shares authorized, 62,038 and 61,766 shares issued and outstanding)	620	618
Additional paid-in-capital	698,789	694,296
Accumulated deficit	(179,344)	(162,402)
Accumulated other comprehensive loss	(23,169)	(50,756)
Total shareholders' equity	496,896	481,756
Total liabilities and shareholders' equity	$736,919	$789,895

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash and cash equivalents at beginning of the period	$221,335	$237,247

Cash flows from operating activities:
Net (loss) earnings	(16,942)	15,428
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation and amortization	7,846	7,842
Deferred taxes	(10,634)	7,295
Excess tax shortfall (benefit) from stock-based payment arrangements	547	(1,340)
Changes in operating assets and liabilities:
Accounts receivable	32,289	31,823
Inventories	24,516	(27,481)
Accounts payable and accrued expenses	(34,968)	(21,754)
Payroll and related expenses	7,125	(3,192)
Other operating activities	(1,970)	13,795
Net cash provided by operating activities	7,809	22,416

Cash flows from investing activities:
Capital expenditures	(4,720)	(5,779)
Proceeds from sale of property	1,867	5,497
Purchases of investments	-	(760)
Sales of investments	-	28,515
Capitalized patent legal fees	(2,321)	(778)
Net cash (used in) provided by investing activities	(5,174)	26,695

Cash flows from financing activities:
Repayment of debt	-	(100,000)
Excess tax (shortfall) benefit from stock-based payment arrangements	(547)	1,340
Stock options exercised	218	3,595
Other financing activities	652	1,559
Net cash provided by (used in) financing activities	323	(93,506)

Effect of exchange rate changes on cash and cash equivalents	2,782	6,162

Resulting increase (decrease) in cash and cash equivalents	5,740	(38,233)

Cash and cash equivalents at end of the period	$227,075	$199,014

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting mainly of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Intermec and our subsidiaries. Intercompany transactions and balances have been eliminated. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

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

We have evaluated subsequent events through the date the consolidated financial statements were issued on July 30, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We adopted this standard for the quarter ended June 28, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard provides guidance to establish general accounting standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. We adopted this standard for the quarter ended June 28, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This standard requires the fair value of financial instruments to be disclosed in the interim periods as well as in annual financial statements. We adopted this standard for the quarter ended June 28, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities. It is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. This standard is effective for fiscal years ending after December 15, 2009. We are currently assessing the disclosure requirements that adoption of this standard may have on the footnotes of our consolidated financial statements.

Reclassification

Certain amounts within the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of June 28, 2009, were comprised of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	June 28, 2009
Money market funds	$123,977	$-	$-	$123,977
Certificates of deposit	3,723	-	-	3,723
Stock	132	-	-	132
Derivative instruments – assets	-	817	-	817
Total assets at fair value	$127,832	$817	$-	$128,649

				Balance as of
	Level 1	Level 2	Level 3	June 28, 2009
Derivative instruments – liabilities	$-	$(1,004)	$-	$(1,004)
Total liabilities at fair value	$-	$(1,004)	$-	$(1,004)

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2008, were comprised of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Money market funds	$132,309	$-	$-	$132,309
Certificates of deposit	3,709	-	-	3,709
Stock	156	-	-	156
Derivative instruments – assets	-	3,712	-	3,712
Total assets at fair value	$136,174	$3,712	$-	$139,886

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2008
Derivative instruments – liabilities	$-	$(7,271)	$-	$(7,271)
Total liabilities at fair value	$-	$(7,271)	$-	$(7,271)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to fair value measurements for the quarter ended June 28, 2009.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at June 28, 2009, approximate their carrying values due to their short-term nature.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Derivative Instruments

Effective January 1, 2009, we adopted the disclosure requirements for our derivative instruments and hedging activities. Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our businesses. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts.  Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, specifically for inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments, accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. As of June 28, 2009, the aggregate notional amounts of the forward contracts we held for foreign currencies were $108.3 million. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign forward exchange contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The amount of net gain recorded in selling, general and administrative expense in the condensed consolidated statements of operations was not material for the three and six months ended June 28, 2009.

4. Inventories

Inventories were comprised of the following (in thousands):

	June 28, 2009	December 31, 2008

Raw materials	$37,533	$45,908
Service parts	8,054	8,772
Work in process	162	269
Finished goods	46,599	62,000
Inventories	$92,348	$116,949

In addition to the inventories described above, service parts inventories totaling $4.1 and $4.0 million that were not expected to be sold within the next 12 months are classified as other assets as of June 28, 2009, and December 31, 2008, respectively.

5. Provision for Income Taxes

The tax expense for the three and six months ended June 28, 2009, reflects an effective tax rate for continuing operations of 36.6 % and 36.4%, respectively, compared to a U.S. statutory rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate of approximately 37% for fiscal year 2009, which excludes the impact of discrete items.

The tax expense for the three and six months ended June 29, 2008, reflects an effective tax rate for continuing operations of 35.5% and 35.9%, respectively, compared to a U.S. statutory rate of 35%.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Shares Used in Computing (Loss) Earnings per Share

Basic (loss) earnings per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted (loss) earnings per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Weighted average shares - basic	61,606,452	61,103,147	61,532,026	61,030,212
Dilutive effect of unvested restricted shares and stock options	-	507,476	-	512,975
Weighted average shares - diluted	61,606,452	61,610,623	61,532,026	61,543,187

Our employees and directors held options to purchase 3,152,452 and 2,931,060 shares of our common stock for the three and six months ended June 28, 2009, respectively, and 1,393,889 and 1,458,477 shares of our common stock for the three and six months ended June 29, 2008, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted (loss) earnings per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

7. Equity

A summary of share-based compensation expense related to employee stock option, Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) for the three and six months ended June 28, 2009 (in thousands) was as follows:

	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Stock based compensation expense:
Cost of revenue	$42	$105
Selling, general and administrative	1,965	3,783
Total	$2,007	$3,888

For the three and six months ended June 28, 2009, we granted 580,109 and 689,109 options, respectively, to employees with an average fair value of $4.88 and $4.89 per option, respectively, which will vest annually in substantially equal quantities over four years from the date of grant. For the three and six months ended June 28, 2009, we granted 85,560 options to our directors with a fair value of $5.48 per option, which will vest quarterly over one year from the date of grant. The Black-Scholes assumptions used for these calculations were as follows:

	Stock Options Granted to Employees		Stock Options Granted to Directors
	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009	Three and Six Months Ended June 28, 2009
Fair value assumptions:
Expected term in years	4.99	4.95	6.45
Expected volatility	45.20%	46.39%	46.86%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.39%	2.28%	2.38%

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Equity (continued)

Our accumulated other comprehensive loss was comprised of the following (in thousands):

	June 28, 2009	December 31, 2008
Foreign currency translation adjustment, net of tax	$1,545	$(792)
Unamortized benefit plan costs, net of tax	(24,379)	(49,645)
Unrealized loss on securities, net of tax	(335)	(319)
Accumulated other comprehensive loss	$(23,169)	$(50,756)

Other comprehensive income for the three and six months ended June 28, 2009, and June 29, 2008, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net (loss) earnings	$(6,542)	$7,722	$(16,942)	$15,428
Other comprehensive income:
Change in equity due to foreign currency translation adjustments, net of tax	5,906	672	2,337	5,427
Unrealized gain (loss) on investment, net of tax	40	(54)	(16)	(118)
Remeasurement and amortization of benefit plan costs (credits), net of tax	24,558	(190)	25,266	(201)
Other comprehensive income	$23,962	$8,150	$10,645	$20,536

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

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $31.4 and $52.0 million for the three and six months ended June 28, 2009, respectively, and $24.3 and $49.1 million for the three and six months ended June 29, 2008, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Product	$123,339	$180,455	$252,002	$360,028
Service	34,376	37,806	68,286	75,011
Total	$157,715	$218,261	$320,288	$435,039

Gross profit:
Product	$42,412	$72,266	$87,709	$144,134
Service	14,662	16,652	28,435	32,152
Total	$57,074	$88,918	$116,144	$176,286

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Segment Reporting (continued)

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Systems and solutions	$86,249	$129,235	$179,387	$255,201
Printer and media	37,090	51,220	72,615	104,827
Service	34,376	37,806	68,286	75,011
Total	$157,715	$218,261	$320,288	$435,039

9. Commitments and Contingencies

    The following table indicates the change in our warranty accrual included in current liabilities (in thousands):

	June 28, 2009	December 31, 2008
Beginning balance	$4,220	$4,305
Payments or parts usage	(2,094)	(2,402)
Additional provision	1,110	2,317
Ending balance	$3,236	$4,220

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

10. Pension and Other Postretirement Benefit Plans

The components of net pension and postretirement periodic benefit cost (income) for the three and six months ended June 28, 2009, and June 29, 2008, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Three Months Ended June 28, 2009, and June 29, 2008
Service cost	$241	$366	$-	$-	$-	$-
Interest cost	2,975	2,705	426	666	64	44
Expected return on plan assets	(2,703)	(2,871)	(407)	(903)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(43)	-	-
Actuarial loss	339	349	9	-	-	-
Prior service cost	(246)	144	-	-	-	-
Curtailment gain	(475)	-	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$131	$693	$(3)	$(280)	$64	$44

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Pension and Other Postretirement Benefit Plans (continued)

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Six Months Ended June 28, 2009, and June 29, 2008
Service cost	$569	$733	$-	$-	$-	$-
Interest cost	5,912	5,410	853	1,331	128	88
Expected return on plan assets	(5,397)	(5,742)	(815)	(1,807)	-	-
Amortization and deferrals:
Transition asset	-	-	(61)	(85)	-	-
Actuarial loss	1,291	697	17	-	-	-
Prior service cost	(103)	289	-	-	-	-
Curtailment gain	(475)	-		-	-	-
Net pension and postretirement periodic benefit cost (income)	$1,797	$1,387	$(6)	$(561)	$128	$88

Our business restructuring plan in April 2009 (see Note 11, Restructuring Charges) resulted in a reduction of our workforce and the curtailment of pension benefits to the terminated employees who were participants in the U.S. pension plans. The curtailment required a new measurement of the liability to determine the gain or loss on curtailment. Additionally, the measurement resulted in a decrease in pension liability and a decrease in losses as a component of accumulated other comprehensive income of $36.9 million as of June 28, 2009. The curtailment gain recorded in our condensed consolidated Statements of Operations was $0.5 million for the three and six months ended June 28, 2009.

During the three months ended June 28, 2009, we contributed approximately $2.7 million to our pension and other postretirement benefit plans, comprising $1.6 million in benefits paid pertaining to funded and unfunded U.S. defined benefit plans, $0.6 million in matching contributions to our 401(k) plan, and $0.5 million in contributions to our foreign pension plans.

During the six months ended June 28, 2009, we contributed approximately $6.0 million to our pension and other postretirement benefit plans, comprising $3.7 million in benefits paid pertaining to funded and unfunded U.S. defined benefit plans, $1.3 million in matching contributions to our 401(k) plan, and $1.0 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the three and six month periods ended June 28, 2009. We expect to contribute an additional $6.3 million to these plans during the remainder of 2009, of which $3.7 million relates to benefit payments on our funded and unfunded U.S. defined benefit plans, $1.4 million in matching contributions to our 401(k) plan, $1.0 million in contributions to our foreign pension plans and $0.2 million in benefit payments pertaining to our other postretirement benefit plans.

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

We commenced implementation of the plan in the third quarter of 2008, and it was fully implemented as of June 28, 2009. All severance and other periodic transitional costs were cash expenditures. All restructuring costs related to this action were accrued in 2008.

    INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Restructuring Charges (continued)

    2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $10.1 million, including employee termination costs of approximately $9.1 million, and $1.0 million of other transitional costs. We recorded most of the restructuring charge in the first two quarters of 2009, and the remainder will be recorded through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. The total restructuring costs for this plan are expected to be approximately $15.0 million, including employee termination costs of approximately $12.0 million, and approximately $3.0 million of other transitional costs. We recorded some restructuring charges in the second quarter of 2009, and expected to record the remainder through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures.

The following table displays the restructuring charges incurred by business segment (in millions):

		Restructuring charges recorded for
Segment	Total charges for 2008 and 2009 restructuring plans expected to be incurred	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009	Total restructuring charges incurred to date
Product	$5.2	$1.1	$1.3	$3.6
Service	2.4	-	1.0	2.2
Unallocated	22.5	6.2	13.6	15.9
Total	$30.1	$7.3	$15.9	$21.7

The reconciliation of accrued restructuring charges is summarized in the table below (in millions):

	Accrued employee termination costs per contract	Accrued one-time employee termination costs	Accrued total employee termination costs	Accrued other costs	Total accrued restructuring charges
Balance at December 31, 2008	$1.2	$-	$1.2	$0.1	$1.3
2009 restructuring charges	8.4	6.9	15.3	0.6	15.9
Utilization of 2008 restructuring plan	(0.8)	-	(0.8)	-	(0.8)
Utilization of 2009 restructuring plans	(4.9)	(1.8)	(6.7)	(0.7)	(7.4)
Balance at June 28, 2009	$3.9	$5.1	$9.0	$-	$9.0

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

Our financial reporting currency is the U.S. Dollar, and changes in exchange rates can significantly affect our financial trends and reported results.  Our consolidated revenues and operating expenses are more vulnerable to the fluctuations of exchange rates; however, our cost of revenues is less affected by changes in exchange rates as it is primarily denominated in U.S. dollars. If the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 28, 2009, and June 29, 2008.

Results of operations and percentage of revenues were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	Amounts	Amounts	Amounts	Amounts
Revenues	$157.7	$218.3	$320.3	$435.0
Costs and expenses:
Cost of revenues	100.6	129.4	204.1	258.8
Research and development	15.4	17.8	31.3	35.0
Selling, general and administrative	44.7	58.8	95.7	116.8
Restructuring charges	7.3	-	15.9	-
Flood related charges	-	1.1	-	1.1
Total costs and expenses	168.0	207.1	347.0	411.7

Operating (loss) profit	(10.3)	11.2	(26.7)	23.3
Interest, net	0.0	0.8	0.1	0.7
(Loss) earnings before income taxes	(10.3)	12.0	(26.6)	24.0
Income tax (benefit) expense	(3.8)	4.3	(9.7)	8.6
Net (loss) earnings	$(6.5)	$7.7	$(16.9)	$15.4

Basis (loss) earnings per share	$(0.11)	$0.13	$(0.28)	$0.25
Diluted (loss) earnings per share	$(0.11)	$0.13	$(0.28)	$0.25

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	63.8%	59.3%	63.7%	59.5%
Research and development	9.8%	8.2%	9.8%	8.0%
Selling, general and administrative	28.3%	26.9%	29.9%	26.9%
Restructuring charges	4.6%	0.0%	4.9%	0.0%
Flood related charges	0.0%	0.5%	0.0%	0.2%
Total costs and expenses	106.5%	94.9%	108.3%	94.6%

Operating (loss) profit	-6.5%	5.1%	-8.3%	5.4%
Interest, net	0.0%	0.4%	0.0%	0.1%
(Loss) earnings before income taxes	-6.5%	5.5%	-8.3%	5.5%
Income tax (benefit) expense	-2.4%	2.0%	-3.0%	2.0%
Net (loss) earnings	-4.1%	3.5%	-5.3%	3.5%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the three and six months ended June 28, 2009, and June 29, 2008, as well as the same three and six months revenue changes were as follows (in millions):

	Three Months Ended
	June 28, 2009	Percent of Revenues	June 29, 2008	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$86.2	54.7%	$129.3	59.2%	$(43.1)	-33.3%
Printer and media	37.1	23.5%	51.2	23.5%	(14.1)	-27.5%
Service	34.4	21.8%	37.8	17.3%	(3.4)	-9.0%
Total revenues	$157.7	100.0%	$218.3	100.0%	$(60.6)	-27.8%

Revenues by geographic region:
North America	$88.4	56.1%	$112.6	51.6%	$(24.2)	-21.5%
Europe, Middle East and Africa
(EMEA)	48.5	30.7%	76.1	34.9%	(27.6)	-36.3%
All others	20.8	13.2%	29.6	13.6%	(8.8)	-29.7%
Total revenues	$157.7	100.0%	$218.3	100.0%	$(60.6)	-27.8%

The decrease in quarterly revenue of $60.6 million, or 27.8%, was attributable to a $57.2 million decrease in product revenue and a $3.4 million decrease in service revenue. The decrease in product revenue of $57.2 million, or 31.7%, was primarily due to a $43.1 million decrease in systems and solutions and a $14.1 million decrease in printer and media products. The reduction in sales revenues in systems and solutions and printer and media products was primarily driven by reduced product volumes and pricing pressure due to the economic and competitive environment.

The decrease in quarterly service revenues of $3.4 million, or 9.0%, was primarily due to a decline of service revenues from our EMEA region.

Geographically, revenues in North America and EMEA decreased $24.2 million, or 21.5%, and $27.6 million, or 36.3%, respectively, over the corresponding prior-year period.  The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $9.0 million, or 12 percentage points, as compared to the prior-year period. Across all regions, the unfavorable impact of foreign currency rates on total revenue was $10.5 million, or 5 percentage points, as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
	June 28, 2009	Percent of Revenues	June 29, 2008	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$179.4	56.0%	$255.2	58.7%	$(75.8)	-29.7%
Printer and media	72.6	22.7%	104.8	24.1%	(32.2)	-30.7%
Service	68.3	21.3%	75.0	17.2%	(6.7)	-8.9%
Total revenues	$320.3	100.0%	$435.0	100.0%	$(114.7)	-26.4%

Revenues by geographic region:
North America	$192.0	59.9%	$226.7	52.1%	$(34.7)	-15.3%
Europe, Middle East and Africa
(EMEA)	87.5	27.3%	154.0	35.4%	(66.5)	-43.2%
All others	40.8	12.8%	54.3	12.5%	(13.5)	-24.9%
Total revenues	$320.3	100.0%	$435.0	100.0%	$(114.7)	-26.4%

Revenue for the six months ended June 28, 2009, decreased $114.7 million or 26.4%, primarily due to a $108.0 million, or 30.0%, decrease in product revenues. The decrease in product revenues was due to a $75.8 million decrease in systems and solution products and a $32.2 million decrease in printer and media products.  The decline of sales revenues in systems and solutions and printer and media products was mainly driven by reduced product volumes and pricing pressure due to the economic and competitive environment.

The decrease in six month service revenues of $6.7 million, or 8.9%, was primarily attributable to a decrease of service revenues from our EMEA region.

Geographically, revenues in North America and EMEA decreased $34.7 million, or 15.3%, and $66.5 million, or 43.2%, respectively, over the corresponding prior-year period. The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $16.7 million, or 11 percentage points, as compared to the prior-year period. Across all regions, the unfavorable impact of foreign currency rates on total revenue was $20.8 million, or 5 percentage points, as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended June 28, 2009, and June 29, 2008, were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$42.4	34.4%	$72.3	40.0%	$87.7	34.8%	$144.1	40.0%
Service	14.7	42.7%	16.6	44.0%	28.4	41.6%	32.2	42.9%
Total gross profit
and gross margin	$57.1	36.2%	$88.9	40.7%	$116.1	36.3%	$176.3	40.5%

The total gross profit for the three and six months ended June 28, 2009, decreased by $31.8 million and $60.2 million, respectively, compared to the corresponding prior-year periods. The decrease in total gross profit was primarily due to a $29.9 million, or 41.4%, and a $56.4 million, or 39.1%, decrease in gross profit for product for the three and six months ended June 28, 2009, respectively, compared to the corresponding prior-year periods. The decrease in product gross profit was primarily due to reduced product volumes, competitive pricing in the current economic environment, impact of currency translation and a less favorable product and geographic related mix.

Product gross margin decreased 5.6% and 5.2% for the three and six months ended June 28, 2009, respectively, compared to the corresponding prior-year periods. The decrease in product gross margin was primarily driven by lower product volumes, competitive pricing in the current economic environment, the impact of currency particularly in EMEA, and a less favorable product and geographic related mix.

The decrease in service gross profit and gross margin from the corresponding prior year periods was mainly attributable to lower volume.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	June 28, 2009	June 29, 2008	Change
Research and development	$15.4	$17.8	$(2.4)
Selling, general and administrative	44.7	58.8	(14.1)
Restructuring charges	7.3	-	7.3
Flood related charges	-	1.1	(1.1)
Interest, net	-	0.8	(0.8)

	Six Months Ended
	June 28, 2009	June 29, 2008	Change
Research and development	$31.3	$35.0	(3.7)
Selling, general and administrative	95.7	116.8	(21.1)
Restructuring charges	15.9	-	15.9
Flood related charges	-	1.1	(1.1)
Interest, net	0.1	0.7	(0.6)

Research and Development Expenses

The total research and development expenses (“R&D”) were $15.4 and $31.3 million for the three and six months ended June 28, 2009, respectively, compared to R&D expenses of $17.8 million and $35.0 million for the corresponding prior-year periods. The decrease in R&D expenses was mainly driven by the labor-related savings of approximately $1.4 and $1.9 million from our restructuring activities and cost saving programs for the three and six months ended June 28, 2009, respectively.  The quarterly and year-to-date R&D expenses accounted for 9.8% of revenues in 2009, comparing to 8.2% and 8.0% of revenues from corresponding prior-year periods. The amount spent in R&D activities decreased in 2009, while the percentage of R&D expenses over total revenues increased in 2009, reflects our continuing commitment and focus on key product development and release.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses

The total selling, general and administrative (“SG&A”) expenses were $44.7 and $95.7 million for the three and six months ended June 28, 2009, respectively, compared to SG&A expenses of $58.8 million and $116.8 million for the corresponding prior-year periods. The decrease in quarterly SG&A expenses of $14.1 million was primarily attributable to the labor-related savings of $2.4 million from restructuring activities, a decrease of sales commission and bonus expenses of $1.6 million due to lower headcount and lower sales revenues, and the favorable changes of conversion of foreign denominated costs for $3.6 million. The reduction in year-to-date SG&A expenses of $21.1 million was primarily due to the labor-related savings of $2.7 million from restructuring activities, a decrease of commission and bonus expenses of $2.8 million from lower headcount and lower sales revenues in 2009, and the favorable changes of conversion of foreign denominated costs for $7.3 million. The remaining decrease of quarterly and year-to-date SG&A expenses was due to various cost saving programs implemented in 2009.

    Restructuring Charges

The increase in restructuring charges of $7.3 million and $15.9 million for the three and six months ended June 28, 2009, respectively, compared to the corresponding prior-year periods was mainly due to the following restructuring activities:

2008 Restructuring Plan

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

We commenced implementation of the plan in the third quarter of 2008, and it was fully implemented as of June 28, 2009.  All severance and other periodic transitional costs were cash expenditures. All restructuring costs related to this action were accrued in 2008.

 2009 Restructuring Plans

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $10.1 million, including employee termination costs of approximately $9.1 million, and $1.0 million of other transitional costs. We recorded $9.1 million of the restructuring charge in the first two quarters of 2009, and the remainder will be recorded through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures. We expect to achieve an annual labor-related savings of $14.0 to $16.0 million upon completion of this restructuring plan.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. The total restructuring costs for this plan are expected to be approximately $15.0 million, including employee termination costs of approximately $12.0 million, and approximately $3.0 million of other transitional costs. We recorded $6.8 million of the restructuring charge in the second quarter of 2009, and expected to record the remainder through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures. We expect to achieve an annual labor-related savings of $20.0 to $22.0 million upon completion of this restructuring plan.

We believe these actions are appropriate strategically and are prudent in light of the generally weakened global economy and uncertain market conditions expected in the foreseeable future.

Flood related charges

In June 2008, our Cedar Rapids, Iowa, facilities were flooded and we incurred damages to both a facility that we own and one that we lease. These damages were covered by insurance to the extent reasonable. While the flood caused significant damage, we were able to redirect the work done by our Cedar Rapids groups to temporary locations, and therefore the flood did not have a significant impact on our business. During the three and six months ended June 29, 2008, we had $5.1 million in clean up costs and property damages that were offset by $4.0 of insurance proceeds for a net charge of $1.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest, Net

Net interest income was $0 and $0.1 million for the three and six months ended June 28, 2009, respectively, compared to net interest income of $0.8 and $0.7 million for the corresponding prior-year periods. The decrease in net interest income was mainly due to lower average interest rates comparing to prior-year periods.

Income tax (benefit) expense (in millions)

	Three Months Ended			Six Months Ended
	June 28, 2009	June 29, 2008	Change from prior year	June 28, 2009	June 29, 2008	Change from prior year
Income tax (benefit) expense	$(3.8)	$4.3	$(8.1)	$(9.7)	$8.6	$(18.3)

The tax expense for the three and six months ended June 28, 2009, reflects an effective tax rate for continuing operations of 36.6 % and 36.4%, respectively, compared to a U.S. statutory rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate of approximately 37% for fiscal year 2009, which excludes the impact of discrete items.

The tax expense for the three and six months ended June 29, 2008, reflects an effective tax rate for continuing operations of 35.5 % and 35.9%, respectively, compared to a U.S. statutory rate of 35%.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents and short-term investments balances, which, at fair value, were $227.2 and $221.5 million at June 28, 2009, and December 31, 2008, respectively. Operating activities for the six months ended June 28, 2009, provided lower cash flows compared to the same period of 2008 due to a net loss of $16.9 million and cash payment of approximately $8.2 million for restructuring activities, offset by significant improvement in working capital, in particular for inventory in 2009. Cash used in investing activities for the six months ended June 28, 2009, was $5.2 million. This was related to capital expenditures of $4.7 million and capitalized patent legal fees of $2.3 million, offset by proceeds from sale of property of $1.9 million. Cash provided by financing activities for the six months ended June 28, 2009 was $0.3 million, related primarily to the exercise of stock options.

Under our 2007 Revolving Credit Facility (“Revolving Facility”), we have a maximum amount available of $50.0 million. As of June 28, 2009, net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity of $48.5 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the three and six months ended June 28, 2009, and as of June 28, 2009, no borrowings were outstanding. As of June 28, 2009, we were in compliance with the financial covenants of the Revolving Facility.

There have been no changes to key terms of the Revolving Facility as previously disclosed on the Annual Report of Form 10-K for the year ended December 31, 2008.

We believe that cash and cash equivalents combined with projected cash flows from operations, will provide adequate funding to meet our expected working capital, restructuring cost requirements, capital expenditure and pension contribution for the foreseeable future. In the current economic environment, we may hold more cash than what is required to fund our future investment in working capital, capital expenditures and to implement changes in cost structure. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flows from operations could be positively or negatively impacted. An additional source of liquidity includes our Revolving Facility.

Contractual Obligations

Our contractual commitments as of June 28, 2009, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, specifically for inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments. Accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, and Note 3, Derivative Instruments, of the notes to our financial statements for additional information related to these contracts.

Except as noted in the preceding paragraph, as of June 28, 2009, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2009.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and the factors discussed in Part II, Item A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (the "First Quarter Form 10-Q"), which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and in the First Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 27, 2009.

(b) At the Annual Meeting, the following nominees were elected directors for terms expiring at the annual meeting in 2010 and when their successors are elected and qualified. The votes were as follows:

	For	Against	Abstain
Patrick J. Byrne	58,020,089	562,732	50,115
Eric J. Draut	57,001,602	1,578,289	53,045
Gregory K. Hinckley	57,793,617	786,259	53,060
Lydia H. Kennard	57,852,258	737,461	43,218
Allen J. Lauer	58,003,721	568,509	60,705
Stephen P. Reynolds	57,896,411	675,916	60,609
Steven B. Sample	57,551,512	1,024,672	56,751
Oren G. Shaffer	57,896,226	681,098	55,612
Larry D. Yost	56,823,597	1,751,790	57,549

(c) Proposal 2, an advisory proposal to ratify the selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2009, was approved by the vote set forth below:

	For	Against	Abstain
Proposal 2	58,107,543	491,721	33,673

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of July 30, 2009
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of July 30, 2009
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of July 30, 2009
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of July 30, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Chief Financial Officer

July 30, 2009