Form 10-Q
period 2009-09-27
Intermec, Inc.
filed 2009-10-29
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 26, 2009
Common Stock, $0.01 par value per share	62,202,646 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Revenues:
Product	$125,822	$195,727	$377,824	$555,756
Service	32,969	38,656	101,255	113,667
Total revenues	158,791	234,383	479,079	669,423

Costs and expenses:
Cost of product revenues	79,289	119,948	243,583	335,842
Cost of service revenues	18,239	22,783	58,089	65,642
Research and development	14,065	15,673	45,353	50,687
Selling, general and administrative	44,460	56,598	140,178	173,393
Restructuring charges	2,703	3,337	18,631	3,337
Flood related charges	-	-	-	1,122
Total costs and expenses	158,756	218,339	505,834	630,023

Operating profit (loss)	35	16,044	(26,755)	39,400
Interest income	325	874	927	3,720
Interest expense	(261)	(156)	(713)	(2,291)
Earnings (loss) before income taxes	99	16,762	(26,541)	40,829
Income tax expense (benefit)	35	5,784	(9,663)	14,423
Net earnings (loss)	$64	$10,978	$(16,878)	$26,406

Basic earnings (loss) per share	$0.00	$0.18	$(0.27)	$0.43

Diluted earnings (loss) per share	$0.00	$0.18	$(0.27)	$0.43

Shares used in computing basic earnings (loss) per share	61,714	61,238	61,593	61,121

Shares used in computing diluted earnings (loss) per share	62,062	61,644	61,593	61,599

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 27, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$202,869	$221,335
Short-term investments	35,949	156
Accounts receivable, net of allowance for doubtful accounts and sales returns of $11,284 and $10,789	106,972	138,549
Inventories	89,939	116,949
Net current deferred tax assets	67,595	56,295
Other current assets	16,493	14,405
Total current assets	519,817	547,689

Property, plant and equipment, net	38,801	41,348
Intangibles, net	2,745	3,521
Net deferred tax assets	154,515	167,834
Other assets	33,406	29,503
Total assets	$749,284	$789,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$92,200	$112,772
Payroll and related expenses	27,088	24,799
Deferred revenues	40,030	38,712
Total current liabilities	159,318	176,283

Long-term deferred revenues	19,621	25,980
Pension liability	52,702	92,129
Other long-term liabilities	13,502	13,747

Commitments

Shareholders' equity:
Common stock (250,000 shares authorized, 62,159 and 61,766 shares issued and outstanding)	622	618
Additional paid-in-capital	701,256	694,296
Accumulated deficit	(179,280)	(162,402)
Accumulated other comprehensive loss	(18,457)	(50,756)
Total shareholders' equity	504,141	481,756
Total liabilities and shareholders' equity	$749,284	$789,895

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash and cash equivalents at beginning of the period	$221,335	$237,247

Cash flows from operating activities:
Net (loss) earnings	(16,878)	26,406
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	11,879	11,770
Deferred taxes	(12,022)	12,099
Stock-based compensation and other	5,922	7,729
Excess tax shortfall (benefit) from stock-based payment arrangements	640	(937)
Changes in operating assets and liabilities:
Accounts receivable	31,157	42,783
Inventories	26,838	(11,974)
Accounts payable and accrued expenses	(22,030)	(38,320)
Other long-term liabilities	(5,630)	(2,167)
Other operating activities	(1,768)	(9,108)
Net cash provided by operating activities	18,108	38,281

Cash flows from investing activities:
Capital expenditures	(7,617)	(9,880)
Proceeds from sale of property	1,867	5,497
Purchases of investments	(35,645)	(760)
Sales of investments	-	28,515
Capitalized patent legal fees	(3,709)	(2,827)
Net cash (used in) provided by investing activities	(45,104)	20,545

Cash flows from financing activities:
Repayment of debt	-	(100,000)
Excess tax (shortfall) benefit from stock-based payment arrangements	(640)	937
Other financing activities	1,682	6,332
Net cash provided by (used in) financing activities	1,042	(92,731)

Effect of exchange rate changes on cash and cash equivalents	7,488	(1,488)

Resulting decrease in cash and cash equivalents	(18,466)	(35,393)

Cash and cash equivalents at end of the period	$202,869	$201,854

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

The results of operations for the three and nine months ended September 27, 2009, include a write-down of receivables, other than trade, which we have determined were overstated in the years ended December 31, 2008 and 2007. The effect of the correction of these errors resulted in an aggregate decrease of $1.3 million to pretax earnings and $0.8 million to net earnings for the three months ended September 27, 2009, and a decrease of $1.1 million to pretax loss and $0.7 million to net loss for the nine months ended September 27, 2009. We have deemed these amounts to be immaterial when considered in relation to the estimated full fiscal year results of operation and the trend of operating results.

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

We have evaluated subsequent events through the date the consolidated financial statements were issued on October 29, 2009.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, an update was made by Financial Accounting Standard Board (“FASB”) to software revenue recognition. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In October 2009, an update was made by FASB to revenue arrangements with multiple deliverables. It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In December 2008, the FASB issued guidance related to employers’ disclosures about postretirement benefit plan assets. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. This standard is effective for fiscal years ending after December 15, 2009. We are currently assessing the disclosure requirements that adoption of this standard may have on the footnotes of our consolidated financial statements.

Reclassification

Certain amounts within the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of September 27, 2009, were comprised of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	September 27, 2009
Money market funds	$110,438	$-	$-	$110,438
Certificates of deposit	20,345	-	-	20,345
Stock	178	-	-	178
Bond Fund	30,251	-		30,251
Derivative instruments – assets	-	1,392	-	1,392
Total assets at fair value	$161,212	$1,392	$-	$162,604

				Balance as of
	Level 1	Level 2	Level 3	September 27, 2009
Derivative instruments – liabilities	$-	$(1,924)	$-	$(1,924)
Total liabilities at fair value	$-	$(1,924)	$-	$(1,924)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long-lived assets that are measured at fair value to test for and measure impairment, when necessary. No such nonfinancial assets or liabilities were subject to fair value measurements for the quarter ended September 27, 2009.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at September 27, 2009, approximate their carrying values due to their short-term nature.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Derivative Instruments

Effective January 1, 2009, we adopted the disclosure requirements for our derivative instruments and hedging activities. Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our businesses. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, including inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments; accordingly, we record these contracts at fair value on the condensed consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. As of September 27, 2009, the aggregate notional amounts of the forward contracts we held for foreign currencies were $144.0 million. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The net loss from our foreign exchange forward contracts was recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The net loss was $0.6 and $0.4 million for the three and nine months ended September 27, 2009, respectively.

4. Inventories

Inventories were comprised of the following (in thousands):

	September 27, 2009	December 31, 2008
Raw materials	$50,874	$45,908
Service parts	6,768	8,772
Work in process	139	269
Finished goods	32,158	62,000
Inventories	$89,939	$116,949

In addition to the inventories described above, service parts inventories totaling $4.1 and $4.0 million that were not expected to be sold within the next 12 months are classified as other assets as of September 27, 2009, and December 31, 2008, respectively.

5. Provision for Income Taxes

The tax expense for the three and nine months ended September 27, 2009, reflects an actual effective tax rate of 35.4% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. Our forecasted annual effective tax rate cannot be reasonably expressed as a percentage of operating income because we expect approximately breakeven results, excluding restructuring charges.

The tax expense for the three and nine months ended September 28, 2008, reflects an effective tax rate for continuing operations of 34.5% and 35.3%, respectively, compared to a U.S. statutory rate of 35.0%. In the third quarter of 2008, we recorded tax benefits which decreased our third quarter effective tax rate 1.7% as a result of a foreign tax refund and adjustments pertaining to our 2007 tax returns filed that quarter. These rates reflect our recurring estimated effective tax rate of approximately 37.0% for fiscal year 2008, which excludes the impact of discrete items.

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

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Weighted average shares - basic	61,713,709	61,238,149	61,593,258	61,120,946
Dilutive effect of unvested restricted shares and stock options	348,314	406,345	-	477,565
Weighted average shares - diluted	62,062,023	61,644,494	61,593,258	61,598,511

Our employees and directors held options to purchase 2,415,112 and 2,759,077 shares of our common stock for the three and nine months ended September 27, 2009, respectively, and 2,484,295 and 2,059,248 shares of our common stock for the three and nine months ended September 28, 2008, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted earnings (loss) per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Equity

A summary of share-based compensation expense related to employee stock option, Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) for the three and nine months ended September 27, 2009 (in thousands) was as follows:

	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Stock based compensation expense:
Cost of revenue	$63	$168
Selling, general and administrative	1,588	5,371
Total	$1,651	$5,539

For the three and nine months ended September 27, 2009, we granted 15,000 and 704,109 options, respectively, to employees with an average fair value of $5.84 and $4.91 per option, respectively, which will vest annually in substantially equal quantities over four years from the date of grant. There were no options granted to our directors in the three months ended September 27, 2009. For the nine months ended September 27, 2009, we granted 85,560 options to our directors with a fair value of $5.48 per option, which will vest quarterly over one year from the date of grant. The Black-Scholes assumptions used for these calculations were as follows:

	Stock Options Granted to Employees		Stock Options Granted to Directors
	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Fair value assumptions:
Expected term in years	4.99	4.95	6.45
Expected volatility	46.37%	46.39%	46.86%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.43%	2.29%	2.38%

Our accumulated other comprehensive loss was comprised of the following (in thousands):

	September 27, 2009	December 31, 2008
Foreign currency translation adjustment, net of tax	$6,345	$(792)
Unamortized benefit plan costs, net of tax	(24,603)	(49,645)
Unrealized loss on securities, net of tax	(199)	(319)
Accumulated other comprehensive loss	$(18,457)	$(50,756)

Comprehensive income (loss) for the three and nine months ended September 27, 2009, and September 28, 2008, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net earnings (loss)	$64	$10,978	$(16,878)	$26,406
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4,764	(8,405)	7,137	(2,902)
Unrealized gain (loss) on investment, net of tax	172	(11)	120	(266)
Remeasurement and amortization of benefit plan (credits) costs, net of tax	(224)	(5,260)	25,042	(5,671)
Total other comprehensive income (loss)	4,712	(13,676)	32,299	(8,839)
Total comprehensive income (loss)	$4,776	$(2,698)	$15,421	$17,567

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 8. Segment Reporting

Our reportable segments are comprised of products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The service segment generates revenue from customer support, product maintenance and professional services related to our products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our condensed consolidated financial statements. Performance and resource allocations are primarily measured by sales and gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $35.2 and $83.8 million for the three and nine months ended September 27, 2009, respectively, and $31.0 and $80.1 million for the three and nine months ended September 28, 2008, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues:
Product	$125,822	$195,727	$377,824	$555,756
Service	32,969	38,656	101,255	113,667
Total	$158,791	$234,383	$479,079	$669,423

Gross profit:
Product	$46,533	$75,779	$134,241	$219,914
Service	14,730	15,873	43,166	48,025
Total	$61,263	$91,652	$177,407	$267,939

The following table sets forth our revenues by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues:
Systems and solutions	$88,148	$145,523	$267,535	$400,725
Printer and media	37,674	50,204	110,289	155,031
Service	32,969	38,656	101,255	113,667
Total	$158,791	$234,383	$479,079	$669,423

9. Commitments and Contingencies

The following table indicates the change in our warranty accrual included in current liabilities (in thousands):

	September 27, 2009	December 31, 2008
Beginning balance	$4,220	$4,305
Payments or parts usage	(2,896)	(2,402)
Additional provision	1,977	2,317
Ending balance	$3,301	$4,220

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings are not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Pension and Other Postretirement Benefit Plans

The components of net pension and postretirement periodic benefit cost (income) for the three and nine months ended September 27, 2009, and September 28, 2008, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Three Months Ended September 27, 2009, and September 28, 2008
Service cost	$199	$284	$-	$-	$-	$-
Interest cost	2,994	2,713	426	666	24	44
Expected return on plan assets	(2,707)	(2,699)	(407)	(903)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(43)	-	-
Actuarial loss (gain)	(441)	18	9	-	-	-
Prior service cost	33	144	-	-	-	-
Curtailment (gain) loss	-	8	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$78	$468	$(3)	$(280)	$24	$44

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Nine Months Ended September 27, 2009, and September 28, 2008
Service cost	$768	$1,017	$-	$-	$-	$-
Interest cost	8,906	8,123	1,278	1,997	132	132
Expected return on plan assets	(8,104)	(8,441)	(1,221)	(2,710)	-	-
Amortization and deferrals:
Transition asset	-	-	(93)	(128)	-	-
Actuarial loss	850	715	27	-	-	-
Prior service cost	(70)	432	-	-	-	-
Curtailment (gain) loss	(475)	8	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$1,875	$1,854	$(9)	$(841)	$132	$132

Our business restructuring plan in April 2009 (see Note 11, Restructuring Charges) resulted in a reduction of our workforce and the curtailment of pension benefits to the terminated employees who were participants in the U.S. pension plans. The curtailment required a new measurement of the liability to determine the gain or loss on curtailment. Accordingly, the measurement resulted in a decrease in pension liability and a decrease in losses as a component of accumulated other comprehensive income of $36.9 million in the second quarter of 2009. We recorded a curtailment gain of $0.5 million in our Condensed Consolidated Statements of Operations for the nine months ended September 27, 2009.

During the three months ended September 27, 2009, we contributed approximately $2.9 million to our pension and other postretirement benefit plans, comprising $1.8 million in benefits paid pertaining to funded and unfunded U.S. defined benefit plans, $0.6 million in matching contributions to our 401(k) plan, and $0.5 million in contributions to our foreign pension plans.

During the nine months ended September 27, 2009, we contributed approximately $9.0 million to our pension and other postretirement benefit plans, comprising $5.5 million in benefits paid pertaining to funded and unfunded U.S. defined benefit plans, $2.0 million in matching contributions to our 401(k) plan, and $1.5 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material for the three and nine month periods ended September 27, 2009. We expect to contribute an additional $3.6 million to these plans during the fourth quarter of 2009, of which $1.8 million relates to benefit payments on our funded and unfunded U.S. defined benefit plans, $0.7 million in matching contributions to our 401(k) plan, $1.0 million in contributions to our foreign pension plans and $0.1 million in benefit payments pertaining to our other postretirement benefit plans.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Restructuring Charges

    2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $10.4 million, including employee termination costs of approximately $9.0 million, and $1.4 million of other transitional costs. We recorded most of the restructuring charge in the first three quarters of 2009, and the remainder will be recorded through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. The total restructuring costs for this plan are expected to be in a pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded most of the restructuring charges in the second and third quarters of 2009, and expect to record the remainder through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures.

The following table displays the restructuring charges incurred by business segment (in millions) for three and nine months ended September 27, 2009:

		Restructuring charges recorded for
Segment	Total charges for 2008 and 2009 restructuring plans expected to be incurred	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009	Total restructuring charges incurred to date
Product	$5.7	$0.1	$1.4	$3.7
Service	2.9	0.4	1.4	2.6
Unallocated	19.5	2.2	15.8	18.1
Total	$28.1	$2.7	$18.6	$24.4

The reconciliation of accrued restructuring charges as of September 27, 2009, is summarized in the table below (in millions):

	Accrued employee termination costs per contract	Accrued one-time employee termination costs	Accrued total employee termination costs	Accrued other costs	Total accrued restructuring charges
Balance at December 31, 2008	$1.2	$-	$1.2	$0.1	$1.3
2009 restructuring charges	7.1	10.7	17.8	0.8	18.6
Utilization of 2008 restructuring plan	(1.0)	-	(1.0)	-	(1.0)
Utilization of 2009 restructuring plans	(5.5)	(5.1)	(10.6)	(0.9)	(11.5)
Balance at September 27, 2009	$1.8	$5.6	$7.4	$-	$7.4

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

We commenced implementation of the plan in the third quarter of 2008, and it was fully implemented in the second quarter of 2009. All severance and other periodic transitional costs were cash expenditures. All restructuring costs related to this action were accrued in 2008.

The total restructuring charges incurred for 2008 restructuring plan were $5.7 million, with $3.8 million allocated to Product, $1.2 million allocated to Service and $0.7 million unallocated. The restructuring charges recorded for Product and Service were $1.5 and $1.2 million, respectively, for the three and nine months ended September 28, 2008. The unallocated restructuring charges were $0.6 million for the three and nine months ended September 28, 2008.

The reconciliation of accrued restructuring charges as of September 28, 2008, is summarized in the table below (in millions):

	Accrued employee termination costs per contract	Accrued one-time employee termination costs	Accrued total employee termination costs	Accrued other costs	Total accrued restructuring charges
Restructuring charges for 2008 restructuring plan	$2.7	$0.3	$3.0	$0.3	$3.3
Utilization of 2008 restructuring plan	(0.6)	-	(0.6)	(0.3)	(0.9)
Balance at September 28, 2008	$2.1	$0.3	$2.4	$-	$2.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

Statements made in this filing and related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements about our view of general economic and market conditions, our cost reduction plans, our revenue, expense, earnings or financial outlook for the current or any future period, our ability to develop, produce, market or sell our products, either directly or through third parties, reduce or control expenses, improve efficiency, realign resources, continue operational improvement and year-over-year or sequential growth, and about the applicability of accounting policies used in our financial reporting. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available on our website at www.intermec.com.

You are encouraged to review the discussion below in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, “Item 1A. Risk Factors,” of this filing, as well as the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and the factors discussed in Part II, Item A in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, which discuss risk factors associated with our business.

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) designs, develops, integrates, sells, resells and services wired and wireless  automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products (which include mobile hand-held computers, bar code scanners and radio frequency identification (“RFID”) products), wired and wireless bar code printers and label media products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations.  Our products are designed to withstand mobile use and rugged warehouse and field conditions.

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

Our financial reporting currency is the U.S. Dollar, and changes in exchange rates can significantly affect our financial trends and reported results. Our consolidated revenues and operating expenses are vulnerable to the fluctuations of exchange rates; however, our cost of revenues is primarily denominated in U.S. dollars, and therefore, is less affected by changes in exchange rates. If the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 27, 2009, and September 28, 2008.

Results of operations and percentage of revenues were as follows (in millions except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	Amounts	Amounts	Amounts	Amounts
Revenues	$158.8	$234.4	$479.1	$669.4
Costs and expenses:
Cost of revenues	97.5	142.7	301.7	401.5
Research and development	14.1	15.7	45.4	50.7
Selling, general and administrative	44.5	56.6	140.2	173.4
Restructuring charges	2.7	3.3	18.6	3.3
Flood related charges	-	-	-	1.1
Total costs and expenses	158.8	218.3	505.9	630.0

Operating profit (loss)	-	16.1	(26.8)	39.4
Interest, net	0.1	0.7	0.2	1.4
Earnings (loss) before income taxes	0.1	16.8	(26.6)	40.8
Income tax expense (benefit)	-	5.8	(9.7)	14.4
Net earnings (loss)	$0.1	$11.0	$(16.9)	$26.4

Basic earnings (loss) per share	$0.00	$0.18	$(0.27)	$0.43
Diluted earnings (loss) per share	$0.00	$0.18	$(0.27)	$0.43

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	61.4%	60.9%	63.0%	60.0%
Research and development	8.9%	6.7%	9.5%	7.6%
Selling, general and administrative	28.0%	24.1%	29.3%	25.9%
Restructuring charges	1.7%	1.4%	3.9%	0.5%
Flood related charges	-%	-%	-%	0.1%
Total costs and expenses	100.0%	93.1%	105.6%	94.1%

Operating profit (loss)	-%	6.9%	(5.6)%	5.9%
Interest, net	-%	0.3%	-%	0.2%
Earnings (loss) before income taxes	-%	7.2%	(5.6)%	6.1%
Income tax expense (benefit)	-%	2.5%	(2.0)%	2.2%
Net earnings (loss)	-%	4.7%	(3.6)%	3.9%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the three and nine months ended September 27, 2009, and September 28, 2008, as well as the same three and nine months revenue changes were as follows (in millions):

	Three Months Ended
	September 27, 2009	Percent of Revenues	September 28, 2008	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$88.1	55.5%	$145.5	62.1%	$(57.4)	(39.5)%
Printer and media	37.7	23.7%	50.2	21.4%	(12.5)	(24.9)%
Service	33.0	20.8%	38.7	16.5%	(5.7)	(14.7)%
Total revenues	$158.8	100.0%	$234.4	100.0%	$(75.6)	(32.3)%

Revenues by geographic region:
North America	$89.0	56.0%	$129.1	55.1%	$(40.1)	(31.1)%
Europe, Middle East and Africa (EMEA)	45.9	28.9%	78.1	33.3%	(32.2)	(41.2)%
All others	23.9	15.1%	27.2	11.6%	(3.3)	(12.1)%
Total revenues	$158.8	100.0%	$234.4	100.0%	$(75.6)	(32.3)%

The decrease in quarterly revenue was attributable to a $69.9 million decrease in product revenue and a $5.7 million decrease in service revenue. The decrease in product revenue was primarily driven by reduced product volumes and pricing pressure due to the economic and competitive environment.

The decrease in quarterly service revenues of $5.7 million, or 14.7%, was primarily due to a decline of service revenues from our North America and EMEA regions. The decline in service revenues in North America was due primarily to customers' decisions to defer spending.

Geographically, revenues in North America and EMEA decreased over the corresponding prior-year period. The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $4.1 million, or 5 percentage points, as compared to the prior-year period. Third quarter 2008 revenue included a European enterprise postal deployment which represented approximately 21 percentage points of the decline in EMEA revenue. Across all regions, the unfavorable impact of foreign currency rates on total revenue was $6.2 million, or 3 percentage points, as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues (continued)

	Nine Months Ended
	September 27, 2009	Percent of Revenues	September 28, 2008	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$267.5	55.8%	$400.7	59.9%	$(133.2)	(33.2)%
Printer and media	110.3	23.0%	155.0	23.1%	(44.7)	(28.8)%
Service	101.3	21.2%	113.7	17.0%	(12.4)	(10.9)%
Total revenues	$479.1	100.0%	$669.4	100.0%	$(190.3)	(28.4)%

Revenues by geographic region:
North America	$280.9	58.6%	$355.8	53.1%	$(74.9)	(21.1)%
Europe, Middle East and Africa (EMEA)	133.4	27.8%	232.0	34.7%	(98.6)	(42.5)%
All others	64.8	13.6%	81.6	12.2%	(16.8)	(20.6)%
Total revenues	$479.1	100.0%	$669.4	100.0%	$(190.3)	(28.4)%

The decrease in revenue for the nine months ended September 27, 2009 was primarily due to a $177.9 million, or 32.0%, decrease in product revenues. The decrease in product revenue was primarily driven by reduced product volumes and pricing pressure due to the economic and competitive environment.

The decrease in nine-month service revenues of $12.4 million, or 10.9%, was primarily attributable to a decrease of service revenues from North America and EMEA regions. The decline in service revenues in North America was due primarily to customers' decisions to defer spending.

Geographically, revenues in North America and EMEA decreased over the corresponding prior-year period. The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $20.8 million, or 9 percentage points, as compared to the prior-year period. Across all regions, the unfavorable impact of foreign currency rates on total revenue was $31.1 million, or 5 percentage points, as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and nine months ended September 27, 2009, and September 28, 2008, were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$46.5	37.0%	$75.8	38.7%	$134.2	35.5%	$219.9	39.6%
Service	14.7	44.7%	15.9	41.1%	43.2	42.6%	48.0	42.3%
Total gross profit and gross margin	$61.2	38.6%	$91.7	39.1%	$177.4	37.0%	$267.9	40.0%

The total gross profit for the three and nine months ended September 27, 2009, decreased by $30.5 million and $90.5 million, respectively, compared to the corresponding prior-year periods. The decrease in total gross profit was primarily due to a $29.3 million, and an $84.8 million decrease in product gross profit for the three and nine months ended September 27, 2009, respectively, compared to the corresponding prior-year periods. The decrease in product gross profit was primarily due to competitive pricing in the current economic environment, reduced product volumes, less favorable product and geographic related mix and the impact of currency translation.

Product gross margin decreased 1.7% and 4.1% for the three and nine months ended September 27, 2009, respectively, compared to the corresponding prior-year periods. The decrease in product gross margin was attributable to the competitive and economic environment, reduced product volumes, product and geographical mix and the impact of currency translation.

The increase in service gross margin from the corresponding prior year periods was mainly attributable to the reduced service costs from our cost reduction programs implemented in the third quarter of 2008, and ongoing cost containment.

Operating Expenses and Interest Expense (in millions):

	Three Months Ended			Nine Months Ended
	September 27, 2009	September 28, 2008	Change from prior year	September 27, 2009	September 28, 2008	Change from prior year
Research and development	$14.1	$15.7	$(1.6)	$45.4	$50.7	$(5.3)
Selling, general and administrative	44.5	56.6	(12.1)	140.2	173.4	(33.2)
Restructuring charges	2.7	3.3	(0.6)	18.6	3.3	15.3
Flood related charges	-	-	-	-	1.1	(1.1)
Interest, net	0.1	0.7	(0.6)	0.2	1.4	(1.2)

    Research and Development Expenses

The total research and development (“R&D”) expenses were $14.1 and $45.4 million for the three and nine months ended September 27, 2009, respectively, compared to R&D expenses of $15.7 and $50.7 million for the corresponding prior-year periods. The decrease in R&D expenses was mainly driven by the labor-related savings of approximately $1.7 and $3.6 million from our restructuring activities and cost saving programs for the three and nine months ended September 27, 2009, respectively. The quarterly and year-to-date R&D expenses accounted for 8.9% and 9.5% of revenues in 2009, compared to 6.7% and 7.6% of revenues from the corresponding prior-year periods. The total amount spent in R&D activities decreased in 2009, while the percentage of R&D expenses over total revenues increased in 2009, reflecting our continued commitment to and focus on product development and release.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses

The total selling, general and administrative (“SG&A”) expenses were $44.5 and $140.2 million for the three and nine months ended September 27, 2009, respectively, compared to SG&A expenses of $56.6 and $173.4 million for the corresponding prior-year periods. The decrease in quarterly SG&A expenses of $12.1 million was primarily attributable to the labor-related savings of $2.8 million from restructuring activities, a decrease of sales commission and bonus expenses of $2.6 million due to lower headcount and lower sales revenues, and the favorable changes of conversion of foreign denominated costs of $1.9 million. The reduction in year-to-date SG&A expenses of $33.2 million was primarily due to the labor-related savings of $5.2 million from restructuring activities, a decrease of commission and bonus expenses of $5.4 million from lower headcount and lower sales revenues in 2009, and the favorable changes of conversion of foreign denominated costs for $9.1 million. The remaining decrease of quarterly and year-to-date SG&A expenses was due to various cost saving programs implemented in 2009.

    Restructuring Charges

The changes in restructuring charges of $(0.6) million and $15.3 million for the three and nine months ended September 27, 2009, respectively, compared to the corresponding prior-year periods was mainly due to the following restructuring activities:

2009 Restructuring Plans

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $10.4 million, including employee termination costs of approximately $9.0 million, and $1.4 million of other transitional costs. We recorded $9.1 million of the restructuring charge in the first three quarters of 2009, and the remainder will be recorded through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures. We expect to achieve an annual labor-related savings of $14.0 to $16.0 million upon completion of this restructuring plan.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. The total restructuring costs for this plan are expected to be in a pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $9.5 million of the restructuring charge in the second and third quarters of 2009, and expect to record the remainder through the first quarter of 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures. We expect to achieve an annual labor-related savings of $17.0 to $19.0 million upon completion of this restructuring plan.

2008 Restructuring Plan

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations. We commenced implementation of the plan in the third quarter of 2008, and it was fully implemented in the second quarter of 2009. All severance and other periodic transitional costs were cash expenditures. We recorded $3.3 million of the restructuring charge in the third quarter of 2008. All restructuring costs related to this action were accrued in 2008.

We believe these actions were appropriate strategically and were prudent in light of the generally weakened global economy and uncertain market conditions.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest, Net

Net interest income was $0.1 and $0.2 million for the three and nine months ended September 27, 2009, respectively, compared to net interest income of $0.7 and $1.4 million for the corresponding prior-year periods. The decrease in net interest income was mainly due to lower average interest rates compared to the prior-year periods.

Income tax expense (benefit) (in millions)

	Three Months Ended			Nine Months Ended
	September 27, 2009	September 28, 2008	Change from prior year	September 27, 2009	September 28, 2008	Change from prior year
Income tax expense (benefit)	$0.0	$5.8	$(5.8)	$(9.7)	$14.4	$(24.1)

The tax expense for the three and nine months ended September 27, 2009, reflects an effective tax rate of 35.4% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. Our forecasted annual effective tax rate can not be reasonably expressed as a percentage of operating income because we expect approximately breakeven results, excluding restructuring charges.

The tax expense for the three and nine months ended September 28, 2008, reflects an effective tax rate for continuing operations of 34.5% and 35.3%, respectively, compared to a U.S. statutory rate of 35.0%. In the third quarter of 2008, we recorded tax benefits which decreased our third quarter effective tax rate of 1.7% as a result of a foreign tax refund and adjustments pertaining to our 2007 tax returns filed in the third quarter of 2008. These rates reflect our recurring estimated effective tax rate of approximately 37.0% for fiscal year 2008, which excludes the impact of discrete items.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents and short-term investments balances, which, at fair value, were $238.8 and $221.5 million at September 27, 2009, and December 31, 2008, respectively. Operating activities for the nine months ended September 27, 2009, provided lower cash flows compared to the same period of 2008 due to a net loss of $16.9 million and cash payment of approximately $12.5 million for restructuring activities, offset by significant improvement in working capital, in particular for inventory in 2009. Cash used in investing activities for the nine months ended September 27, 2009, was $45.1 million. This was related to purchase of short-term investments of $35.6 million, capital expenditures of $7.6 million and capitalized patent legal fees of $3.7 million, offset by proceeds from sale of property of $1.9 million. Cash provided by financing activities for the nine months ended September 27, 2009 was $1.0 million, related primarily to the issuance of stock under our Employee Stock Purchase Plan.

Under our 2007 Revolving Credit Facility (“Revolving Facility”), we have a maximum amount available of $50.0 million. As of September 27, 2009, net of outstanding letters of credit and limitations on minimum availability, we had borrowing capacity of $48.5 million under the Revolving Facility. We made no borrowings under the Revolving Facility during the three and nine months ended September 27, 2009, and as of September 27, 2009, no borrowings were outstanding. As of September 27, 2009, we were in compliance with the financial covenants of the Revolving Facility.

There have been no changes to key terms of the Revolving Facility as previously disclosed in our Annual Report of Form 10-K for the year ended December 31, 2008.

We believe that cash and cash equivalents combined with projected cash flows from operations, will provide adequate funding to meet our expected working capital, restructuring cost requirements, capital expenditure and pension contribution for the next twelve months. In the current economic environment, we may hold more cash than what is required to fund our future investment in working capital and capital expenditures and to implement changes in cost structure. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flows from operations could be positively or negatively impacted. An additional source of liquidity includes our Revolving Facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

Our contractual commitments as of September 27, 2009, have not changed materially from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, including inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments. Accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, and Note 3, Derivative Instruments, of the notes to our financial statements for additional information related to these contracts.

Except as noted in the preceding paragraph, as of September 27, 2009, there have been no material changes in information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a complete discussion of our material exposures to interest rate and foreign exchange rate risks.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2009.

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

The risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2008 under the caption  “Venture’s use of third-party suppliers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results” is restated in its entirety as follows:
  Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.  Third-party suppliers that we approve will be providing the components that Venture or other of our contract manufacturers will use in the final assembly of our products.  Some of these components may be available only from a single source or limited sources, and if they become unavailable for any reason, we or our contract manufacturers may be unable to obtain alternative sources of supply on a timely basis.  We also outsource a number of services to U.S. and non-U.S. third party service providers, including transportation and logistics management of spare parts.  Our products and services may be adversely affected by the quality control of these third-party suppliers and service providers, or by their inability to ship product, manage our product inventory, or meet delivery deadlines.  Failure of these third-party suppliers and service providers in any of these respects may negatively affect our revenue and customer relationships.  Furthermore, these suppliers and service providers may have access to our intellectual property, which may increase the risk of infringement or misappropriation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

10.1	Summary Sheet - Amended Relocation Benefits for Robert Driessnack
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 29, 2009
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 29, 2009
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of October 29, 2009
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of October 29, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Chief Financial Officer

October 29, 2009