Form 10-K
period 2009-12-31
Intermec, Inc.
filed 2010-02-22
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 26, 2009, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $750.7 million, based on the closing sale price as reported on the New York Stock Exchange.

On February 15, 2010, there were 61,696,242 shares of Common Stock outstanding, exclusive of treasury shares.

Documents Incorporated by Reference

Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 26, 2010.

INTERMEC, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements about our view of general economic and market conditions, our cost reduction plans, our revenue, expense, earnings or financial outlook for the current or any future period, our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, or to continue operational improvement and year-over-year or sequential growth, and about the applicability of accounting policies used in our financial reporting. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

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

General

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) became an independent public company on October 31, 1997. Intermec is a Delaware corporation and our headquarters are in Everett, Washington. Our major offices and repair facilities are in the states of Washington, Iowa, North Carolina and Ohio and in more than 20 countries internationally, including the United Kingdom, the European Union, Canada, Mexico, Brazil, and Singapore.

Information on our company may be found at the Internet website www.intermec.com. Our annual reports on Form 10-K and certain of our other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through our Investor Relations website at http://www.intermec.com/about_us/investor_relations/index.aspx. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document we file. Our references to the addresses of these websites are intended to be inactive textual references only. Shareholders may request a free copy of the annual reports on Form 10-K and quarterly reports on Form 10-Q from:

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

Continuing Operations

We design, develop, integrate, sell, resell and repair wired and wireless automated identification and data collection (“AIDC”) products and provide related services. Our products include mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and radio frequency identification (“RFID”) products.

We sell products worldwide for field mobility applications, including asset management, direct store delivery, maintenance and repair, in-transit visibility, and routing and navigation, as well as for in-premise applications, including asset management, freight yard operations, inventory management, warehouse operations, and work-in-process management.  The mobile and in-premise work environments in which our products are used present physically demanding conditions.  Our products are designed to be more rugged than consumer mobility devices, to withstand harsh conditions and heavy use.

ITEM 1.	BUSINESS (continued)

We generate our revenues primarily through:

●        The sale of wired and wireless AIDC products, including mobile computing products, bar code scanners, wired and wireless bar code printers, label media and RFID products; and

●        The sale of service contracts to customers who want “extended” or post-warranty service, maintenance or repairs for the products they have purchased from us or from a value-added reseller.

 Products

Mobile Computers

Our mobile computers allow a customer’s employees to automatically and wirelessly collect and send data to remote computers, and to automatically and wirelessly receive data from those remote computers. These products can be used to collect and analyze data and to transmit the data to enterprise resource planning systems, warehouse management systems, order fulfillment, transportation and logistics systems and other business intelligence applications.

Our mobile computer product line includes handheld computers and vehicle-mounted computers (principally on forklifts) that facilitate local-area and wide-area voice and data communications. These mobile products typically contain multiple wireless technologies such as wide-area GPRS and CDMA, local-area 802.11 and Bluetooth. Our mobile computer portfolio also includes devices with barcode scanning, GPS or RFID capabilities.

Our mobile computers use Microsoft Windows®, Windows® CE and Windows Mobile®, and Windows XP operating systems, as well as scanning and Internet Protocol-based data communication capabilities. They range from relatively low-cost, handheld batch and wireless data collection devices to higher-cost computers with on-board computing, data storage and network capabilities.

Bar Code Scanners

Our bar code scanning portfolio includes fixed, handheld and forklift-mounted laser scanners and linear and area imagers. These products are able to collect, to decode bar codes, and to transmit the resulting data to standard enterprise resource planning systems, warehouse management systems, order fulfillment, transportation and logistics systems and other business intelligence applications.

Printers and Label Media

We sell fixed, desktop and portable barcode and RFID printers ranging from relatively low-cost, light-duty models to higher-cost, heavy-duty models. Our specialty printers provide custom capabilities, including color printing, a global language enabler and high resolution printing that produces sharp typefaces and precise graphics even on small labels such as those used by the electronics industry. Our label media products include pressure-sensitive bar code labels and thermal transfer ribbons.  We also design and manufacture specialized labels to meet customer requirements for extreme environments such as clean rooms, chemical baths and high humidity.

ITEM 1.	BUSINESS (continued)

Radio Frequency Identification (RFID) Products

RFID systems are wireless systems for the collection, storage and transmission of data.  RFID systems can be used to wirelessly collect and transmit more information than barcode systems and they do not require “line-of-sight” as barcode systems do.  Customers use RFID technology to track pallets, cartons, containers and individual goods and assets.

These systems typically consist of RFID readers and RFID tags. RFID tags, which consist of a computer chip and antenna encased in a protective covering, are programmed by users with product or asset information such as name, serial number, and manufacturer. Certain RFID tags contain read/write memory to allow updates and tag reuse.

We sell fixed, handheld and forklift-mounted RFID readers, high value rigid RFID tags and high value inserts for RFID tags.  Our RFID product line is currently focused on passive UHF technology and consists of RFID tags, readers, printers, software and related equipment.  Our RFID products comply with the EPCglobal Generation 2 UHF standard and other standards around the world.

Product Manufacture and Assembly

We use contract manufacturers and other suppliers to fabricate the products we sell and to provide the spare parts for repairs.  We also use third parties for other activities related to our supply chain and business processes.

In December 2008, we entered into a Manufacturing Services Framework Agreement (the “Agreement”) with Venture Corporation Limited and its affiliates (collectively, “Venture”). Beginning in 2008, we relocated the final assembly of our then-existing product lines from our headquarters location in Everett, Washington, to Venture.  Under an earlier manufacturing services contract, Venture had manufactured printed circuit board assemblies and some finished goods for us.  The Agreement supersedes and replaces the earlier manufacturing services contract.

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

For substantially all of the products we offered for sale at the time the Agreement was entered into in December 2008, Venture is our exclusive manufacturer. The Agreement provides that Intermec products introduced to the marketplace after the effective date of the Agreement will not be automatically included in the Agreement, but they may be included by mutual agreement.  With respect to new products, we decide whether to use Venture or some other contract manufacturer on a case-by-case basis.  The Agreement does not require Intermec to purchase minimum quantities of its products from Venture.

We are currently using one other contract manufacturer in Asia for one of our product lines.

In addition to the use of contract manufacturers and suppliers, we also use U.S. and non-U.S. third party service providers, including transportation and logistics management.  We may, in the future, take advantage of similar opportunities to use service providers to streamline our business and to enhance our flexibility and responsiveness to global markets.

ITEM 1.                       BUSINESS (continued)

Business Strategy

We provide rugged mobile business solutions that help our customers improve their visibility and control of their businesses and, in the process, lower their costs, increase their revenues and improve customer satisfaction and loyalty.  These business solutions are a collaborative effort between Intermec and our channel partners.

We and our channel partners are focused on the following applications:

●             Field Mobility

♦           Asset management. Many firms have employees in the field who are using, operating, installing or retrieving valuable assets such as machinery, tools, equipment, components and parts. Tracking those assets and their condition while they are in the field allows our customers to reduce capital expenditures, operating expenses, working capital requirements and cash consumption.

♦           Direct store delivery. Direct store delivery (“ DSD”) is the delivery of consumer goods from a supplier or distributor directly to a retail store, bypassing a warehouse. DSD activities typically include in-store inventory management, store-level authorized item management, store-level ordering, forecasting, product pricing, promotion, invoicing, the physical delivery and return of merchandise, the electronic exchange of delivery data, and shelf merchandising.  Our products and services allow our customers to manage these activities while they are in progress in the field and, in this manner, increase orders and revenue, achieve just-in-time inventory replenishment, update and confirm pricing “on the fly,” track promotion costs and product returns, etc.

♦           Field Service.   Many firms perform in-field maintenance, repair and refurbishment services for their own products or for products manufactured by others.  These services typically involve the steps of finding the specific location of the equipment within a residence, facility or a yard, evaluating or confirming the nature of the work required, resolving technical or other issues that arise while the work is being performed, testing to confirm that the work had the desired effect, reporting the completion of the work, updating equipment service and repair records, invoicing for parts and labor, etc.  Our products and services allow our customers to manage these activities while their employees are in the field and, in this manner, enhance revenue and decrease the cost, time and trouble of in-field maintenance and repair.

 ♦            Postal Services. Private and public postal and package delivery services have many employees in the field picking up, sorting, transporting and delivering mail and packages.  These customers want to improve the timeliness, efficiency and quality of the work being performed in the field while the work is in progress.  Our products and services make this possible by allowing the customer to use automated systems to transmit data to and receive data from workers in the field and to provide those workers with on-board data analysis tools as well as dynamic routing and navigation support systems.   Our products and services also allow postal customers to cut costs and improve revenue with automated route and revenue optimization systems that can impact field activities while those activities are in progress.

♦            Transportation and Logistics. Shippers and transporters often want to know where their shipment is, who received the shipment, when it was delivered, the conditions and events that may have impacted the shipment in transit (e.g., temperature, humidity, shocks), the condition of the shipment on delivery, etc. Our products and services allow our customers to acquire, transmit, analyze and manage this information while the shipments are in the field and, in this manner, reduce the cost and simplify the management of outbound and inbound shipments. Our products and services also allow transportation and logistics firms to use automated route and revenue optimization systems, dynamic routing systems and navigation support systems while their transportation assets are in the field.

ITEM 1.                       BUSINESS (continued)

●             In-Premise Applications

♦           Asset management. Many of our customers’ employees are using, operating, installing or retrieving valuable assets such as machinery, tools, equipment, components and parts in their facilities owned or leased by their employers.  Our products and services allow our customers to remotely track these assets and their condition and, in this manner, reduce shrinkage, and reduce capital expenditures, operating expenses, working capital requirements and cash consumption.

♦           Freight yard operations.  Firms operating transportation fleets want to use information about their freight yards to increase revenues, improve efficiency and productivity and reduce costs.  Our products and services allow these firms to automatically collect, transmit, analyze and dynamically act on data from the yard such as inbound and outbound vehicles, yard location of equipment, equipment and operator availability, vehicle / trailer mismatches and goods loaded or offloaded from vehicles or trailers.

♦           Inventory management. Many of our customers want an efficient method of regularly gathering inventory data so that they can establish optimal inventory policies and to rapidly respond to unplanned changes in demand and supply.  Our products and services meet this need by allowing firms to automatically collect, transmit, analyze and act on inventory data whether the inventory is in a plant, warehouse or a retail store.

♦           Manufacturing.  Our manufacturing customers often want to use work-in-process (“WIP”) data to reduce waste and other inefficiencies in the manufacturing process.  Our products and services meet this need by providing an automatic method of collecting, transmitting, analyzing and using WIP data to align production to demand, smooth production flow and reduce waste and rework.

♦           Warehouse operations. Many firms with warehouse operations want to streamline and improve those operations through automatic data collection and processing.  Our products and services meet this need by providing an automatic method of collecting, transmitting, analyzing and acting on data concerning the arrival, departure, storage location and condition of goods, equipment and workers.

We and our channel partners are focused on private and public sector customers in the following categories:

♦           Consumer Goods. These customers make products for retailers and other firms that sell directly to businesses and consumers. Segments within this category include firms that produce foods, beverages, consumer packaged goods, footwear and apparel, health products and pharmaceuticals, beauty products, housewares and appliances, electronics, recreation products and services, and media and publications.

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

♦           Postal. Customers in this category may be wholly-owned or partially-owned by national or regional governments or they may be private companies.  These firms typically collect, transport and deliver mail and small to medium-sized packages using their own employees, independent contractors or some combination of the two.

ITEM 1.                       BUSINESS (continued)

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

Markets and Customers

Because AIDC solutions can be used by a company of any size, the AIDC market is large. Market growth is driven by the need for technologies and solutions that reduce capital expenditures, operating expenses, working capital requirements and cash consumption, increase revenues and accelerate revenue recognition or improve productivity, quality, and customer service and support.

We cover the AIDC market through a combination of: our own direct sales and service organization; two-tier distributors; resellers; and independent hardware, software and service vendors.  Our indirect sales channel accounts for approximately 70% of our product sales.

Our direct sales organization serves customers from offices throughout the Americas, Europe, the Middle East and Africa and in selected Asia Pacific countries, including China and Australia. Our two-tiered sales channel is also global and includes value-added distributors, resellers and independent software vendors.

Our customer base consists of private and public entities of many sizes.  Some customers are end user customers, and others are distributors, resellers and other vendors.  In 2009, 2008 and 2007, one customer, ScanSource, Inc.("ScanSource") and its affiliated companies accounted for more than 10% of our revenues.  ScanSource is a distributor of our products, and not an end user customer. Total sales to this customer were $123.0 million, $113.8 million, and $108.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The AIDC market is highly competitive and there are many firms capable of becoming and, we believe, willing to become distributors for Intermec in addition to those now engaged in that role.  We do not believe that Intermec is substantially dependent upon any contractual arrangements with ScanSource or its affiliated companies.

Competition

The market for AIDC products is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by revenues. Motorola, Inc. and its wholly-owned subsidiary, Symbol Technologies, Inc., are major competitors with respect to barcode, mobile computing and RFID products and services. We also face strong competition in individual AIDC product lines from suppliers such as Zebra Technologies Corporation, which supplies barcode and RFID printers, and Honeywell Corporation, which supplies barcode imagers and mobile computers. In the label media area, we face competition from a number of large and small media producers, including, among many others, Avery Denison and Brady.

We compete in our target markets primarily on the basis of our technology and expertise, but our support services, product functionality, performance, ruggedness and overall product quality are also important elements of our competitive offerings.

Research and Development

Research and development expenditures, net of credits, amounted to $59.6 million, $67.9 million, and $68.7 million, all of which we sponsored in the years ended December 31, 2009, 2008 and 2007, respectively.

ITEM 1.                       BUSINESS (continued)

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining intellectual property (“IP”) protection. We currently have approximately 580 active patents and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. As we expand our product offerings, we try to obtain patents and other IP rights related to such offerings and, when appropriate, seek licenses to use IP owned by third parties.

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

We license our IP to generate revenue or to facilitate our effort to market and sell our products and services.  We have more than 150 RFID patents and more than 20 companies have taken royalty-bearing licenses under those patents, including Avery Dennison, Cisco, Honeywell Corporation, Motorola, Inc., Texas Instruments and Zebra Technologies, Inc.  We also have over 400 non-RFID patents covering wireless communication, networking, Internet access, imaging and similar technologies and have a licensing program for those patents as well.

We try to protect our investment in technology, generate revenue and secure competitive advantage by enforcing our IP rights. The nature, timing and geographic location of these efforts depends, in part, on the types of legal protection given to different types of IP rights in various countries.

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page 78 of this Form 10-K for quarterly revenues and expenses.

Sales backlog from continuing operations was $44.2 million, $80.9 million, and $71.1 million at December 31, 2009, 2008 and 2007, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant indicator of future sales.

Employees

At December 31, 2009, we had 1,734 full-time employees, of which 1,721 were employed by our wholly-owned subsidiary, Intermec Technologies Corporation, and 13 were employed by our holding company, Intermec, Inc. Approximately 62% of our full-time employees are in the United States, approximately 18% are in Europe, the Middle East and Africa (“EMEA”), and the remaining 20% are employed throughout the rest of the world, including the Asia Pacific region, Latin America, Canada and Mexico.

Discontinued Operations

In 2005, we divested our Industrial Automation Systems ("IAS") businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes. At the time of divestiture, the IAS businesses were producers of manufacturing products and services, including integrated manufacturing systems, machining systems, stand-alone machine tools and precision grinding and abrasives operations primarily serving the global aerospace, automotive, off-road vehicle and diesel engine industries as well as the industrial components, heavy equipment and general job shop markets.  At the point of divestiture, we retained some leased and owned facilities that have not been integrated into our current operations.  We are attempting to sublease or sell these unused facilities.

ITEM 1.	BUSINESS (Continued)

EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 19, 2010, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years

Patrick J. Byrne	49
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

Robert J. Driessnack	51
Senior Vice President and Chief Financial Officer since January 19, 2009.  Prior to his appointment as our Chief Financial Officer, Mr. Driessnack served as Vice President and Controller of HNI Corporation, a manufacturer and distributor of office furniture and hearth products, from 2004 until joining Intermec.

Janis L. Harwell	55	Senior Vice President and General Counsel since September 2004 and Corporate Secretary since January 2006. In February 2009, Ms. Harwell also was appointed Senior Vice President Corporate Strategy.

Dennis A. Faerber	57
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

James P. McDonnell	55
Senior Vice President, Global Sales of Intermec Technologies Corporation, since January 2010.  Prior to joining Intermec, Mr. McDonnell was Vice President of Global Sales-Enterprise Storage and Servers Group at Hewlett-Packard from 2007 to January 2010.  Prior to assuming that position, Mr. McDonnell was Senior Vice President, Solutions Partners Organization for Hewlett-Packard, from 2004 to 2007.

Earl R. Thompson	48
Senior Vice President, Mobile Solutions Business Unit since October 2008.  Mr. Thompson previously served as Vice President and General Manager of our Printer/Media Business from April 2008 to October 2008.  Prior to joining Intermec, Mr. Thompson was Vice President and General Manager, Wireless Division of Agilent Technologies, Inc. from 2004 to 2007.

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

Similarly, China has promulgated environmental regulations covering the same substances as the RoHS Directive. China’s regulations became effective on March 1, 2007 and imposed various marking and substance content disclosures (above defined thresholds) of electronic products imported into China.  We have implemented a program to comply with these requirements.   China has defined lead, mercury, cadmium, hexavalent chromium, PBB, and PBDE as restricted substances in electronic equipment sold in China.  Other countries outside of the EU and China are in various stages of establishing RoHS requirements and may adopt RoHS-type regulations in the future.  China also has exceptions similar to those contained in the RoHS Directive.

In addition, the State of California adopted restrictions on the energy efficiency of external alternating current power supplies used with many of the products we manufacture and sell.  No significant costs were incurred in 2009 for our product and system re-certification to U.S. requirements due to migration to newer, more efficient power supplies.  Additional certification costs may be incurred in 2010 and beyond as similar requirements are adopted in other countries in which we sell or intend to sell.

We have redesigned some of our current products to bring them into compliance with the RoHS Directive and similar regulations in other jurisdictions. In other cases, we are replacing non-compliant products with new products that comply with these regulations. No costs other than planned R&D expenditures were incurred in 2009 to comply with these regulations. We expect to incur additional costs in the future for compliance with the RoHS Directive and similar regulations in other jurisdictions. The amount and timing of such expenditures are uncertain due to uncertainties about the effective date and final content of RoHS-type regulations in various jurisdictions and the possibility that RoHS-type regulations in one jurisdiction will not be consistent with RoHS-type regulations in other jurisdictions.

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

•
Our business may be adversely affected if we do not continue to improve our business processes and systems and transform our supply chain or if those efforts have unintended results. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in ways that are cost effective and efficient from an operational and a tax perspective.   To achieve our objectives, we need to continue to streamline our sales systems, supply chain and business processes and continue to improve our financial, information technology and enterprise resource planning systems.  This may require us to significantly reorganize or restructure our business and, in the case of restructurings, recognize the anticipated costs of such restructurings.  Such reorganizations and restructurings may at times be large, complex undertakings.  Those activities might not proceed as planned, could result in unintended consequences or might not accomplish the intended goals, any of which could have a material adverse impact on our sales, profits, results of operations and earnings.

•
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

•
Some of our competitors are substantially larger and more profitable than we are, which may give them a competitive advantage. We operate in a highly competitive industry.  Due to acquisitions and other consolidation of the AIDC industry, competition is likely to intensify.  Some of our competitors have substantially more revenue or profit than we do. The scale advantage of these companies may allow them to invest more in R&D, sales and marketing, and customer support than we can or to achieve more efficient economies of scale in manufacturing and distribution. The scale advantage may also allow them to acquire or make complementary products that alone or in combination with other AIDC products could afford them a competitive advantage. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to emerging technology developments, market trends or price declines than we can. Those competitors may also be able to precipitate such market changes by introducing new technologies, reducing their prices or otherwise changing their activities. There is no assurance that our strategies to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. If we are unable to offset all or a significant portion of this imbalance, our earnings may be materially and adversely affected.

•
Business combinations and similar transactions might occur, alter the structure of the AIDC industry, intensify competition and create other risks for our business.   Our industry could experience a new series of acquisitions, joint ventures, strategic alliances or private equity transactions, These events could alter the structure of the AIDC industry and intensify competition within our industry by expanding the presence of companies that have greater business and financial resources than the firms they acquired or by increasing the market share of some companies in our industry.  Such increased competition could have material adverse impacts to our revenues, revenue growth and results of operations.  There is no assurance that any of the strategies we employ to respond to the structural changes and related increased competition will be successful.

ITEM 1A.	RISK FACTORS (Continued)

•
As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results.  Our growth could be hampered if we are unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment.  We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost.  If we are not able to complete such transactions, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.

•
Our business combinations or other transactions may not succeed in generating the intended benefits and therefore adversely affect shareholder value or our financial results.   Integration of new businesses or technologies into our business may have any of the following adverse effects:

•	We may have difficulty transitioning customers and other business relationships to Intermec.
•	We may have problems unifying management following a transaction.
•	We may lose key employees from our existing or acquired businesses.
•	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.

Furthermore, in order to complete such transactions, we may have to use cash, issue new equity securities with dilutive effects on existing shareholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet or results of operations.  We may also consume considerable management time and attention on the integration that would divert resources from the development and operation of our existing business.  These and other potential problems could prevent us from realizing the benefits of such transactions and have a material adverse impact on our revenues, revenue growth, balance sheet and results of operations.

•
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

•
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.   Due to our global operations, our cash flows, revenue and earnings are exposed to currency exchange rate fluctuations.  Our international sales are typically quoted, billed and collected in the customer’s local currency, but our product costs are largely denominated in U.S. dollars.  Therefore, our product margins are exposed to changes in foreign exchange rates.  In addition, foreign exchange rate fluctuations may also affect the cost of goods and services that we purchase and personnel that we employ outside of the United States.  When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.  Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

•
Our reliance on third-party distributors could adversely affect our business, revenues and earnings.  In addition to offering our products to certain customers and resellers directly, we rely to a significant and increasing degree on third-party distributors and integrators to sell our products to end-users.  In 2008 and 2009, one distributor, ScanSource, Inc., accounted for more than 10% of our sales, and it or other distributors may account for a substantial portion of our sales in the future.  Changes in markets, customers or products, or negative developments in general economic and financial conditions and the availability of credit, may adversely affect the ability of these distributors to effectively bring our products to market at the right time and in the right locations.  In addition, if a significant distributor, such as ScanSource, were to become unavailable or substantially reduce its purchases from us, we would be required to obtain alternative sources of distribution or enhance our internal sales force.  Such a disruption in the distribution of our products could impair or delay sales of our products to end users and increase our costs of distribution, which could adversely affect our sales or income.

•
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

A significant percentage of our products and components for those products are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S.  From time to time, we contract with companies outside of the U.S. to perform one or more of these activities, or portions of these activities. For operational, legal or other reasons, we may have to change the mix of domestic and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability and potentially weaker foreign IP protections may disrupt or require changes in our international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex and can be expensive. There is no assurance that we will be able to accomplish these tasks in an efficient or cost-effective manner, if at all. If we encounter difficulties in making such transitions, our revenues, gross profit margins and results of operations could be materially and adversely affected.

ITEM 1A.	RISK FACTORS (Continued)

•
We are dependent on Venture Corporation Limited for the manufacture of substantially all of our current products and any failure or inability of Venture to provide its manufacturing services to us could adversely affect our business. In relying on Venture to assemble our current products, we no longer have direct physical control over the manufacturing process and operations.  This might adversely affect our ability to control the quality of our current products and the timeliness of their delivery to our customers.  Either of those potential consequences could adversely affect our customer relationships and our revenues.  Furthermore, Venture’s access to our IP could possibly increase the risk of infringement or misappropriation of our assets.

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

•
Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.  Third-party suppliers that we approve will be providing the components that Venture or other of our contract manufacturers will use in the final assembly of our products.  Some of these components may be available only from a single source or limited sources, and if they become unavailable for any reason, we or our contract manufacturers may be unable to obtain alternative sources of supply on a timely basis.    We also outsource a number of services to U.S. and non-U.S. third party service providers, including transportation and logistics management of spare parts.  Our products and services may be adversely affected by the quality control of these third-party suppliers and service providers, or by their inability to ship product, manage our product inventory, or meet delivery deadlines.  Failure of these third-party suppliers and service providers in any of these respects may negatively affect our revenue and customer relationships.  Furthermore, these suppliers and service providers may have access to our IP, which may increase the risk of infringement or misappropriation.

•
Our failure to expand our IP portfolio could adversely affect the growth of our business and results of operations.  Expansion of our IP portfolio is one of the available methods of growing our revenues and our profits.  This involves a complex and costly set of activities with uncertain outcomes.  Our ability to obtain patents and other IP can be adversely affected by insufficient inventiveness of our employees, by changes in IP laws, treaties, and regulations, and by judicial and administrative interpretations of those laws treaties and regulations.  Our ability to expand our IP portfolio could also be adversely affected by the lack of valuable IP for sale or license at affordable prices.  There is no assurance that we will be able to obtain valuable IP in the jurisdictions where we and our competitors operate or that we will be able to use or license that IP or that we will be able to generate meaningful royalty revenue or profits from our IP.

•
Our inability to successfully defend or enforce our intellectual property rights could adversely affect the growth of our business and results of operations.   To protect our IP portfolio, we may be required to initiate patent infringement lawsuits. IP infringement lawsuits are complex proceedings, and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases or that we will achieve the desired outcome in terms of injunctive relief or damages or that the other parties will be able to pay the damages awarded. Adverse results in such lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in IP lawsuits could also reduce our royalty revenues.  In some periods, IP litigation recoveries and expenses could result in large fluctuations from prior periods, increase the volatility of our financial results or have a material adverse impact on our operating profits, results of earnings or earnings per share.

Since our business strategy includes global expansion, we are operating in developing countries where the institutional structures for creating and enforcing IP rights are very new or non-existent and where government agencies, courts and market participants have little experience with IP rights. There is no assurance that we will be able to protect our technology in such countries because we may not be able to enforce IP rights in those jurisdictions and alternative methods of protecting our IP rights may not be effective. Our inability to prevent competitors in these developing markets from misappropriating our technology could materially and adversely affect our sales, revenues and results of operations.

ITEM 1A.	RISK FACTORS (Continued)

•
Our inability to successfully defend ourselves from the intellectual property infringement claims of others could have an adverse affect on the growth of our business and results of operations.   Our competitors, our potential competitors and other companies may have IP rights covering products and services similar to those we market and sell. These firms may try to use their IP right to prevent us from selling some of our products, to collect royalties from us, or to deter us from enforcing our IP rights against them. Those efforts may include infringement lawsuits against us or our customers.  These lawsuits are complex proceedings with uncertain outcomes. There is no assurance that we or our customers will prevail in any IP lawsuits initiated by third parties.  If the results of such litigation are adverse to us or our customers, we could be enjoined from selling and our customers could be enjoined from using our products or services and ordered to pay for past damages. We might also be required to pay future royalties or be forced to incur the cost of designing around the third party’s IP.  In some periods, IP litigation expenses could result in large fluctuations from prior periods. Any of these events could increase the volatility of our financial results or have a material adverse effect on our sales, revenues, operating profits, results of operations or earnings per share.

•
Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results. Due to the global nature of our business, we are subject to national and local taxation in many different countries, and we file a significant number of tax returns that are subject to audit by the tax authorities in those countries. Tax audits are often complex and may require several years to resolve. There is no assurance that all or any of these tax audits will be resolved in our favor.  In addition, under applicable accounting rules, the value that we report for our deferred tax assets reflects our estimate for these assets, net of those that we believe are more likely than not to expire before being utilized.   Our financial results may include favorable or unfavorable adjustments to our estimated tax liabilities or deferred tax assets in the periods when the tax assessments are made or resolved or when statutes of limitations on the tax assessments or tax attributes expire. The outcome of these tax assessments or estimates could have a material positive or negative impact on our earnings and increase the volatility of our earnings relative to prior periods.  In some jurisdictions, favorable tax rates are subject to our compliance with agreements we have reached with the relevant government agencies.  If we are unable to meet the requirements of those agreements, the tax rate in that jurisdiction might change in an unfavorable manner and could have a material adverse impact on our effective tax rate and our financial results.

•
Global regulation and regulatory compliance, including environmental, technological and standards setting regulations, may limit our sales or increase our costs, which could adversely impact our revenues and results of operations. We are subject to domestic and international technical and environmental standards and regulations that govern or influence the design, components or operation of our products. Such standards and regulations may also require us to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. We are also subject to self-imposed standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal that provide our customers with the ability to seamlessly use our products with products from other AIDC vendors, which our customers demand.  Changes in standards and regulations may be introduced at any time and with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

•	prevent us from selling one or more of our products in a particular country;
•	increase our cost of supplying our products by requiring us to redesign existing products or to use more expensive designs or components;
•	require us to obtain services or create infrastructure in a particular country to address collection, recycling and similar obligations; or
•	require us to license our patents on a royalty free basis and prevent us from seeking damages and injunctive relief for patent infringements.

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

ITEM 1A.	RISK FACTORS (Continued)

•
Our business may be adversely affected if we are unable to attract and retain skilled managers and employees.  Competition for skilled employees is high in our industry, and we must remain competitive in terms of compensation and other employee benefits to retain key employees.  If we are unsuccessful in hiring and retaining skilled managers and employees, we will be unable to maintain and expand our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 892,413 square feet, of which 645,736 square feet, or 72%, are located in the United States, and 246,677 square feet, or 28%, are located outside the United States, primarily in the Netherlands, France, Spain, Germany and Canada.

Approximately 92,000 square feet, or 10%, of our principal plant, office and commercial floor area associated with continuing operations, is owned by us, and the balance is held under lease.

The U.S. plants and offices associated with our continuing operations are located in the following states (in square feet):

Washington	312,000
Ohio	97,483
Iowa	184,927
Other states	51,326
Total	645,736

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

  ●              Various properties we own that are not used for operations are classified as other assets as of December 31, 2009. These properties total 1.6 million square feet and include 1.3 million square feet, located in Ohio, and 251,000 square feet, located in Illinois.

● Approximately 312,000 square feet held under lease, previously used in a discontinued business located in Michigan.

 ITEM 3.                      LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, IP, commercial, and employment matters, which arise in the ordinary course of business. We do not expect the ultimate resolution of currently pending matters to be material in relation to our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2009 and 2008, are as follows:

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$14.50	$8.68	$24.86	$17.53
Second Quarter	12.80	9.98	24.96	19.56
Third Quarter	15.64	12.02	23.00	15.09
Fourth Quarter	15.16	10.36	19.65	9.29

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 3, 2010, there were approximately 10,055 holders of record and 17,773 beneficial owners of our common stock. No cash dividends were paid during 2009 or 2008.

No shares of common stock were repurchased in the fourth quarter of 2009.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2009, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electronic Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period in our common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electronic Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/04	12/05	12/06	12/07	12/08	12/09
Intermec, Inc	100	133.65	95.97	80.31	52.51	50.85
S&P Midcap 400	100	112.55	124.17	134.08	85.5	117.46
S&P 1500 Electronic Equipment & Instruments	100	123.47	137.28	156.26	89.64	127.23

ITEM 6.	SELECTED FINANCIAL DATA

Intermec, Inc.
(In millions, except for per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Results:
Revenues	$658.2	$890.9	$849.2	$850.0	$875.5

Operating (loss) profit from continuing operations (a)	$(19.5)	$47.0	$37.4	$36.7	$58.6
(Loss) earnings from continuing operations	(10.8)	35.7	24.4	35.0	40.7
(Loss) earnings from discontinued operations	(1.0)	-	(1.3)	(3.0)	21.1
Net (loss) earnings	$(11.8)	$35.7	$23.1	$32.0	$61.8

Basic (loss) earnings per share
Continuing operations	$(0.17)	$0.58	$0.40	$0.56	$0.66
Discontinued operations	(0.02)	-	(0.02)	(0.05)	0.34
Net (loss) earnings per share	$(0.19)	$0.58	$0.38	$0.51	$1.00

Diluted (loss) earnings per share
Continuing operations	$(0.17)	$0.58	$0.40	$0.55	$0.64
Discontinued operations	(0.02)	-	(0.02)	(0.05)	0.34
Net (loss) earnings per share	$(0.19)	$0.58	$0.38	$0.50	$0.98

(In thousands)
Shares used for basis (loss) earnings per share	61,644	61,183	60,359	62,535	61,785
Shares used for diluted (loss) earnings per share	61,644	61,658	61,163	63,830	63,350

Financial Position (at end of year):
Total assets	$771.4	$789.9	$900.6	$810.3	$902.7
Working capital	$352.3	$371.4	$323.5	$350.2	$440.4
Current ratio	3.2	3.1	2.0	3.0	3.0
_______
(a)           Includes restructuring charges of $20.6 million in 2009, $5.7 million in 2008 and $11.6 million in 2006. Also includes pre-tax gains on IP settlements of $16.5 million in 2006.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are incorporated by reference from Item 8 of this annual report on Form 10-K.

Overview

Intermec designs, develops, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products, bar code scanners, wired and wireless bar code printers and label media products and radio frequency identification (“RFID”) products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations. Our products are designed to withstand mobile use and rugged warehouse and field conditions.  These are our continuing operations.

The key element of our strategy is to provide rugged mobile business solutions that help our customers improve their visibility and control of their businesses and, in the process, lower their costs, increase their revenues and improve customer satisfaction and loyalty.  These business solutions are a collaborative effort between Intermec and our channel partners.  In the pursuit of this strategy, we target high growth opportunities in selected application markets; focus on developing and selling differentiated new products and services; emphasize sales through multi-tiered channel arrangements; and continue the evolution of our supply chain and other initiatives to enhance the efficiency of our global operations.

Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of wired and wireless AIDC products, mobile computing products, wired and wireless bar code printers, label media and RFID products and license fees. We sell products worldwide for field mobility applications, including asset management, direct store delivery, maintenance and repair, in-transit visibility, and routing and navigation, as well as in-premise applications, including asset management, freight yard operations, inventory management, warehouse operations, and work-in-process management. Our service segment generates revenue from customer support, product maintenance and professional services related to the products and to systems integration.

The unfavorable global economy adversely affected our business and revenue in fiscal 2009 as customers cut back on spending. To mitigate the impact on our business due to the economic downturn, we implemented various cost containment programs in 2009, including adjustments to our cost structure. As a result of these programs, we reached our objective of lowering annualized break-even point in the third and fourth quarters of 2009 and achieving profitability exiting 2009. At the same time that we were reducing expenses, we remained focused on new products launches and channel expansion.

Our financial reporting currency is the U.S. Dollar, and changes in exchange rates can significantly affect our financial trends and reported results.  Our consolidated revenues and operating expenses are vulnerable to the fluctuations of foreign exchange rates; however, our cost of revenues is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our operating results and growth rates before and after the effect of foreign currency changes.

In 2005, we divested businesses unrelated to our continuing operations.  The divested businesses are our discontinued operations.  Please refer to Note A to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2009, 2008 and 2007.

The results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Year Ended December 31,
	2009		2008		2007
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$658.2		$890.9		$849.2
Costs and expenses:
Cost of revenues	409.6	62.2%	536.1	60.2%	522.4	61.5%
Research and development	59.6	9.1%	67.9	7.6%	68.7	8.1%
Selling, general and administrative	187.8	28.5%	233.1	26.2%	220.7	26.0%
Flood related charge	-	-	1.1	0.1%	-	-
Restructuring charge	20.6	3.1%	5.7	0.7%	-	-
Total costs and expenses	677.6	102.9%	843.9	94.7%	811.8	95.6%
Operating (loss) profit from continuing operations	(19.4)	(2.9%)	47.0	5.3%	37.4	4.4%
Interest, net	0.3	0.0%	2.3	0.3%	1.8	0.2%
(Loss) earnings from continuing operations before income taxes	(19.1)	(2.9%)	49.3	5.5%	39.2	4.6%
Income tax (benefit) expense	(8.3)	(1.3%)	13.6	1.5%	14.8	1.8%
(Loss) earnings from continuing operations, net of tax	(10.8)	(1.6%)	35.7	4.0%	24.4	2.9%
Loss from discontinued operations, net of tax	(1.0)	(0.2%)	-	-	(1.3)	(0.2%)
Net (loss) earnings	$(11.8)	(1.8%)	35.7	4.0%	$23.1	2.7%

Basic (loss) earnings per share:
Continuing operations	$(0.17)		$0.58		$0.40
Discontinued operations	(0.02)		-		(0.02)
Net (loss) earnings per share	$(0.19)		$0.58		$0.38
Diluted (loss) earnings per share:
Continuing operations	$(0.17)		$0.58		$0.40
Discontinued operations	(0.02)		-		(0.02)
Net (loss) earnings per share	$(0.19)		$0.58		$0.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, as well as the year-over-year product and service revenue changes were as follows (in millions):

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category:
Systems and solutions	$368.2	55.9%	$542.1	60.8%	$485.6	57.2%
Printer and media	151.4	23.0%	196.3	22.0%	206.4	24.3%
Total product	519.6	78.9%	738.4	82.8%	692.0	81.5%
Service	138.6	21.1%	152.5	17.2%	157.2	18.5%
Total revenues	$658.2	100.0%	$890.9	100.0%	$849.2	100.0%

			2009 v. 2008		2008 v. 2007
Product and service revenue change:			Amount	Percent	Amount	Percent
Systems and solutions			$(173.9)	(32.1%)	$56.5	11.6%
Printer and media			(44.9)	(22.9%)	(10.1)	(4.9%)
Total product			(218.8)	(29.6%)	46.4	6.7%
Service			(13.9)	(9.1%)	(4.7)	(3.0%)
Total revenues			$(232.7)	(26.1%)	$41.7	4.9%

Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, as well as the year-over-year geographic region revenue changes were as follows (in millions):

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$373.2	56.7%	$492.8	55.3%	$422.9	49.8%
Europe, Middle East and Africa (EMEA)	186.8	28.4%	290.4	32.6%	290.6	34.2%
All others	98.2	14.9%	107.7	12.1%	135.7	16.0%
Total revenues	$658.2	100.0%	$890.9	100.0%	$849.2	100.0%

			2009 v. 2008		2008 v. 2007
Geographic region revenue change:			Amount	Percent	Amount	Percent
North America			$(119.6)	(24.3%)	$69.9	16.5%
Europe, Middle East and Africa (EMEA)			(103.6)	(35.7%)	(0.2)	0.0%
All others			(9.5)	(8.8%)	(28.0)	(20.6%)
Total revenues			$(232.7)	(26.1%)	$41.7	4.9%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues declined across all of our product lines and geographic regions in 2009 primarily driven by reduced product volumes due to the global economic downturn. The unfavorable impact of foreign currency exchange rates on total revenues was $18.3 million in 2009, or 2 percentage points, as compared to 2008.

The decrease in product revenues from 2008 to 2009 consisted of a decrease in system and solutions revenues of $173.9 million and a decrease in printer and media revenues of $44.9 million. The decline in system and solutions revenues from 2008 to 2009 was primarily attributable to reduced product sales in North American market of $82.5 million, or 47.4%, and in the European market of $75.0 million, or 43.1%, as customers cut back on capital spending. Sales for printer and media products followed a similar trend in 2009, with North American market accounting for $22.6 million, or 50.3%, and European market accounting for $21.3 million, or 47.4%, of the total decrease in printer and media revenues as compared with 2008.

The decrease in service revenues was primarily from North American and European markets, which corresponded to lower product volumes in these markets in 2009 as compared with 2008.

Geographically, product and service revenues decreased in all regions, with the largest declines in North American and EMEA in 2009 as compared with 2008. The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $16.1 million in 2009, or 6 percentage points, as compared to 2008. Additionally, 2008 revenues in EMEA included a European enterprise postal deployment, which was not repeated in 2009 and accounted for 6 percentage points of the decline in the EMEA region from 2008 to 2009. The lower product revenues in Latin America accounted for approximately 68% of total revenue decrease in the Rest of the World (“ROW”).

Product revenues in 2008 increased $46.4 million, or 6.7%, compared to 2007. The growth in our 2008 product revenue was driven by system and solutions revenues, which increased $56.5 million, or 11.6%, in 2008 as compared to 2007. This increase resulted from North America systems and solutions revenue growth as a result of larger direct accounts, sales to the U.S. Government Department of Defense and higher revenue through our distribution partners. The increase in revenues from systems and solutions in 2008 was offset by a $10.1 million, or 4.9%, decline in our printer and media revenue for the comparable periods. The decrease in printer and media revenue in 2008 was primarily related to less revenue in Latin America, which had a number of large direct accounts that included significant printer revenue in 2007. Product revenues in Europe, the Middle East and Africa (EMEA) were flat in 2008 compared to 2007, which includes approximately $8.4 million from favorable changes in currency exchange rates in 2008 compared to 2007. Product revenue in the ROW decreased 23%, primarily due to lower product revenue in Latin America, which had a number of large direct accounts in 2007.

Service revenues of $152.5 million for 2008 were down $4.7 million, or 3.0%, compared to 2007. We experienced higher 2008 service revenue in EMEA, which was more than offset by lower service revenue in North America and Latin America in 2008 compared to 2007. The decrease in North America service revenues from 2007 to 2008 was primarily a result of fewer time-and-material repairs.

Geographically, for the year ended December 31, 2008, product and service revenues increased in North America by 16.5%, while EMEA remained flat and ROW decreased 20.6% as compared to 2007. The growth in North America revenue in 2008 was primarily attributable to strong system and solutions revenue. The revenue decrease in ROW in 2008 was primarily attributable to lower product revenue in Latin America, which had a number of sales to large direct accounts in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2009, 2008 and 2007, were as follows (in millions):

	Year Ended December 31,
	2009		2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$188.5	36.3%	$290.2	39.3%	$259.9	37.6%
Service	60.1	43.3%	64.6	42.4%	67.0	42.6%
Total gross profit and gross margin	$248.6	37.8%	$354.8	39.8%	$326.9	38.5%

The total gross profit in 2009 decreased by $106.2 million and the total gross margin decreased by 200 basis points compared to 2008. The decrease in total gross margin in 2009 was primarily due to a decrease in product gross margin, partially offset by an increase in service gross margin. The decrease in total gross profit was primarily due to a $101.7 million decrease in product gross profit, which was driven by reduced product volumes, less favorable product and geographic related mix, the unfavorable impact of currency translation and competitive pricing. The decrease in product gross margin in 2009 was primarily attributable to reduced product volumes, less favorable product and geographic related mix, the unfavorable impact of currency translation and competitive pricing.

The increase in service gross margin was mainly attributable to the reduced service costs from the U.S. service depot consolidation program implemented in the third quarter of 2008, and ongoing cost management.

Total gross profit for the year ended December 31, 2008, increased $27.9 million, or 8.5%, compared to 2007. That increase in total gross profit was primarily due to the 6.7% increase in product revenue, combined with a 170 basis point improvement in the related gross margin as compared with 2007. The increase in product gross margins in 2008 was primarily a result of a higher proportion of our product revenue from systems and solutions, the favorable impact from foreign exchange rate movements, component cost reductions and higher capacity utilization related to the revenue growth. Service gross profit decreased by $2.4 million, or 3.6%, in 2008 compared to 2007 due primarily to the 3.0% decrease in related revenue.

Research and Development Expense, net (In millions)

	Year Ended December 31,
	2009		2008		2007
	Amount	Change from prior year	Amount	Change from prior year	Amount
Research and development expense, net	$59.6	$(8.3)	$67.9	$(0.8)	$68.7

Research and development (“R&D”) expense decreased $8.3 million, or 12.2%, in 2009, compared to 2008. The decrease in R&D expense was primarily driven by various cost reduction programs we implemented in 2009, including labor-related savings of $6.1 million. Additionally, included in 2009 R&D expense were $2.6 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses. R&D expense accounted for 9.1% of revenues in 2009, compared to 7.6% and 8.1% of revenues in 2008 and 2007, respectively. R&D expense decreased in absolute dollars in 2009, while R&D expense as a percentage of total revenues increased in 2009, reflecting our continued focus on product development and product releases.

R&D expense decreased $0.8 million in 2008 compared to 2007. This decrease in R&D expense resulted from a $1.8 million credit recorded for the reimbursement of certain R&D expenses under a foreign grant program that we received during 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense (In millions)

	Year Ended December 31,
	2009		2008		2007
	Amount	Change from prior year	Amount	Change from prior year	Amount
Selling, general and administrative expense	$187.9	$(45.1)	$233.0	$12.3	$220.7

Selling, general and administrative expense (“SG&A”) decreased $45.1 million, or 19.4%, in 2009, compared to 2008. The decrease in SG&A expense reflected various cost reduction programs we implemented in 2009. Labor-related savings was approximately $29.3 million, accounting for 65% of the total decrease in SG&A expense in 2009. Foreign exchange fluctuations in 2009 had a favorable impact on our SG&A expense by $2.3 million. Substantially all of the remaining decrease in SG&A was attributable to a reduction in indirect and discretionary spending.

The increase in SG&A expense in 2008 of $12.3 million compared to 2007 was primarily attributable to a $4.1 million increase for information systems expense, primarily resulting from higher depreciation expense and consulting costs, as a result of our ERP upgrade, a $3.2 million increase due to the impact of international costs translated to U.S. dollars at less favorable average exchange rates during 2008, a $3.2 million increase in foreign exchange contract and re-measurement losses, and higher labor costs.

Flood Related Charges

In June 2008, our Cedar Rapids, Iowa facilities were flooded, and we incurred damages to both a facility that we own and one that we lease. A portion of these damages was covered by insurance. While the flood caused extensive damage, we were able to redirect the work performed by our Cedar Rapids groups to temporary locations and avoided significant interruptions of our business. For the year ended December 31, 2008, we had $5.1 million in clean up costs and property damages that were partially offset by $4.0 million of insurance proceeds for a net charge of $1.1 million.

Restructuring Costs

2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function, reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $9.8 million, including employee termination costs of approximately $8.4 million, and $1.4 million of other transitional costs. We recorded $9.5 million of the restructuring charge in 2009, and the remainder will be recorded through 2010. We anticipate that substantially all of the severance related and periodic transitional costs will be cash expenditures. We expect to achieve an annual labor-related savings of $14.0 to $16.0 million upon completion of this restructuring plan.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. At the time we adopted this plan, we estimated that the total restructuring costs would be in a pre-tax range of $15.0 to $17.0 million. Due to a very successful operational and expense management, we were able to reduce the number of positions impacted by this plan and the related severance charges in the third quarter of 2009. As a result, we reduced our estimate of the total restructuring costs of this plan to an anticipated pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and expect to record the remainder through 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We expect to achieve annualized labor-related savings of $17.0 to $19.0 million upon completion of this restructuring plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2008 Restructuring Charges:

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations, which included the relocation of product final assembly to a contract manufacturer in Asia, the consolidation of North American service depot locations and the transfer of on-site repair in North America to a third party service provider. All severance and other periodic transitional costs were cash expenditures. All restructuring costs related to this action were accrued in 2008. The total restructuring charges incurred for the 2008 restructuring plan were $5.7 million.

We believe these restructuring actions were appropriate strategically and were prudent in light of the generally weakened global economy and uncertain market conditions.

Interest, net (In millions)

	Year Ended December 31,
	2009		2008		2007
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest, net	$0.3	$(2.0)	$2.3	$0.5	$1.8

The decrease of net interest income of $2.0 million was primarily due to lower average interest rates in 2009, compared to 2008. Interest rates were low during global recession as governments reduced borrowing rates to promote the resumption of sustainable economic growth and to preserve price stability.

Net interest income for the year ended December 31, 2008, increased $0.5 million compared 2007 due to the reduction of interest expense as a result of our $100 million debt repayment during March 2008.

Income Tax (Benefit) Expense (In millions)

	Year Ended December 31,
	2009		2008		2007
	Amount	Change from prior year	Amount	Change from prior year	Amount
Income taxes (benefit) expense	$(8.3)	$(21.9)	$13.6	$(1.2)	$14.8

The tax provision (benefit) for the year ended December 31, 2009, reflects an effective tax rate for continuing operations of (43.2%), compared to a U.S. statutory rate of 35%. In the fourth quarter of 2009, Intermec recognized a US tax settlement benefit of approximately $1.0 million which favorably impacted our rate for the quarter and the year. The effective tax rate for the year exceeded the statutory tax rate primarily due to research tax credit benefits, tax settlements and lower foreign tax rates, which were partially offset by nondeductible incentive stock based compensation.

The tax provision for the year ended December 31, 2008, reflects an effective tax rate for continuing operations of 27.6%, compared to a U.S. statutory rate of 35%. In the fourth quarter of 2008, the provision for income taxes included a favorable adjustment of $4.0 million as a result of our new manufacturing structure and future foreign income expectations. During the year, we also recorded benefits for 2008 research credits and provisions for state taxes and nondeductible incentive stock based compensation.

In the normal course of our business, we seek lawful, tax efficient means of managing our income tax expense. Please refer to Note J to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign Currency Transactions and Effect of Foreign Exchange Rates

We are subject to the effects of currency fluctuations due to the global nature of our operations. Currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in foreign exchange rates, net of hedging activities, resulted in net foreign currency transaction losses of $2.2, $2.6 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, $2.1 million was reported in error in foreign currency transaction loss.

For fiscal year 2009, our operations derived approximately 42.1% of revenues from non-U.S. customers. At December 31, 2009, long-lived assets attributable to countries outside of the U.S. comprised 10% of total long-lived assets. The largest components of these assets are attributable to Mexico, where we maintain product repair facilities, followed by France, where we maintain a research and development center.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations.

Cash Flow Summary

Our cash flows were summarized in the following table (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$21,363	$70,488	$56,625
Net cash (used in) provided by investing activities	(49,765)	16,449	(17,428)
Net cash provided by (used in) financing activities	2,150	(91,966)	12,753

At December 31, 2009, cash, cash equivalents and short-term investments totaled $238.2 million, an increase of $16.7 million compared to the December 31, 2008, balance of $221.5 million. Our short-term investments consist primarily of low risk securities, including bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash provided by operating activities consisted of net (loss) earnings adjusted for non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities from continuing operations in 2009 was $21.4 million and consisted of net loss from continuing operations of $10.9 million, adjustments for non-cash items of $8.8 million and cash provided by working capital and other activities of $23.5 million. Operating activities in 2009 provided lower cash flows compared to 2008, primarily due to a net loss of $11.8 million including discontinued operations and cash payment of $19.0 million for restructuring activities. However, cash provided by working capital and other activities in 2009 increased by $18.1 million compared to 2008, primarily due to our efforts in inventory reduction. In 2008, the $70.5 million of cash provided by operating activities of continuing operations was primarily due to net earnings of $35.7 million and a $53.4 million decrease in accounts receivable, offset partially by a decrease in accounts payable and accrued expenses of $25.9 million. In 2007, the $56.6 million of cash provided by operating activities of continuing operations was primarily due to net earnings from continuing operations of $24.3 million and a $35.8 million increase in accounts payable and accrued expenses, offset partially by an increase in accounts receivable of $25.2 million.

In 2009, investing activities of continuing operations used $49.8 million of cash primarily due to our purchase of short-term investments of $35.8 million and capital expenditures of $11.0 million. In 2008, investing activities of continuing operations provided $16.4 million of cash primarily due to sale of investments of $28.5 million and sale of property, plant and equipment of $5.5 million. In 2007, investing activities of continuing operations used $17.4 million of cash primarily due to capital expenditures of $15.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Financing activities of continuing operations in 2009 provided cash of $2.2 million, related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options. Financing activities of continuing operations in 2008 used $92.0 million of cash, primarily for the $100.0 million debt repayment in March of 2008. Financing activities of continuing operations in 2007 provided $12.8 million primarily due to $8.4 million in proceeds from stock option exercises and $2.1 million in excess tax benefits from stock-based payment arrangements.

Net cash provided by investing activities of discontinued operations in 2007 was $20.2 million, related primarily to note receivable maturities.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2009, of $48.5 million under the Revolving Facility. We had no borrowings under the Revolving Facility as of December 31, 2009. As of December 31, 2009, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

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

•
Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility. The minimum tangible net worth required is $426,764,000 and the maximum funded debt to EBITDA allowed is 2.50:1.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations will provide adequate funding to meet our expected working capital, restructuring cost, capital expenditure and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market, or to expand into new markets.

The business restructuring plan that we committed to in April 2009 reduced our workforce and resulted in the curtailment of pension benefits to the terminated employees who were participants in our U.S. pension plans. Additionally, on December 31, 2009, we announced the decision to amend our pension plans and freeze the remainder of our U.S. pension plans effective February 28, 2010. These actions are expected to substantially reduce our future pension benefits cost. We are not required to make minimum funding for these plans under the Employee Retirement Income Security Act of 1974 (“ERISA”) or other rules governing funding of pension plans. However, we may make discretionary contributions to fund these plans in future years. We anticipate contributing approximately $4.9 million to our pension plans in 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Depending on our assessment of the economic environment from time-to-time, we may decide to hold more cash than may be required to fund our future investment in working capital, capital expenditures and research and development and to implement changes in our cost structure. Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If actual performance differs from estimated performance, cash flows from operations could be positively or negatively impacted.

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2009 (in millions). The table does not include amounts recorded on our consolidated balance sheet as current liabilities.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$42.0	$11.5	$15.7	$10.7	$4.1
Purchase commitments	14.8	0.8	14.0	-	-
Pension and other postretirement cash funding requirements	-	-	-	-	-
Total contractual obligations	$56.8	$12.3	$29.7	$10.7	$4.1

Operating leases are discussed in Note F to our consolidated financial statements. Pension and other postretirement plans are discussed in Note K to our consolidated financial statements.

Purchase orders or contracts for the purchase of finished goods or raw materials or other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on current manufacturing needs and are fulfilled by vendors within short time horizons.

We are not required to provide minimum funding for our pension and other postretirement benefits plans under ERISA regulations, although we may make future discretionary contributions to the extent such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. See Note K to our consolidated financial statements for details.

Our liability for unrecognized tax benefits of $27.6 million at December 31, 2009, has been omitted from the table above, because we cannot determine with certainty when this liability will be settled.

We expect to fund these contractual obligations with our existing cash, cash equivalents, short-term investments and cash flows from operations.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain indemnification and reimbursement agreements. For discussion of these arrangements, see Note L to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.We record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Royalty revenue is recorded when earned, the amount due is fixed or determinable and collectability is reasonably assured.

For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exception, return provision or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exception and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately receive and was based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewal, to our customers in the form of product maintenance services. Our product and maintenance services are typically separately priced. We defer the stated amount of the separately priced product maintenance services contracts and recognized the deferred revenue as services are rendered, generally straight-line over the contract term.

We infrequently enter into multiple-element arrangements with our customers, and these sales may include deliverables such as hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, we apply the provisions of multiple elements accounting to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

We sell products with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain infrequent situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.

Our customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions. For each of the three years ended December 31, 2009, the amount from bill and hold transactions approximated less than 1% of total revenue.

Inventory Obsolescence. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, or there are technology or design changes, additional inventory write-downs could be required, which would negatively impact our gross margin. Likewise, favorable future demand and market conditions, and/or technology or design changes, could positively impact future operating results if previously written-down inventory is sold. Management continues to evaluate market and technology conditions and design changes to ensure that we are adequately reserved.

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

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. We also recognize the largest amount of benefits from uncertain tax positions that are greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the tax authority. Such amounts are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Pension and Other Postretirement Benefits. We have qualified and nonqualified pension plans that cover some of our employees. Some of these pension plans were partially frozen in June 2006. Additionally, on December 30, 2009, we made the decision to fully freeze our U.S. qualified pension plan, effective February 28, 2010. Our U.S. nonqualified plans were fully frozen effective December 31, 2009. Annual employer contributions are made to the extent such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

We perform an annual measurement of our projected obligations and plan assets or when major events occurred requiring for remeasurement. These measurements require several assumptions, the most important of which are the discount rate, the expected long-term rate of return on plan assets, and health care cost projections. These assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively affecting our future annual expense and projected benefit obligation.

The rate used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The discount rates for our domestic and foreign plans as of December 31, 2009, were 6.04%and 5.32% respectively, compared to 6.24% and 5.80% as of December 31, 2008. The decrease in the discount rate used for domestic plans reflects lower interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $14.9 million. The expected return on plan assets is based on the market-related value of assets. For the market-related value of assets, a calculated basis is used to reflect a smoothed actuarial value of assets, equal to a moving average of market values in which investment income is recognized over a five-year period for U.S. plans and a three-year period for non-U.S. plans. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return for our domestic and foreign plans was 8.00% and 5.41%, respectively. A one-half percentage point decrease in the expected long-term rate of return would result in an increase in our net periodic pension cost of $0.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 5.50% and 6.40% at December 31, 2009, and 2008, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2009 was 8.5% and is projected to decrease over 19 years to 4.5%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase or decrease of approximately $0.1 million.

The difference between actual amounts and estimates based on actuarial assumptions is recognized in other comprehensive income (loss) in the period in which they occur. See Note K to our consolidated financial statements for details.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance on software revenue recognition rules. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This update must be adopted in the same period using the same transition method as indicated below in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this update may have on our consolidated financial statements.

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. It alters  the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We are currently assessing the potential impact that adoption of this guidance may have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rates: Due to our global operations, our cash flow and earnings are exposed to risk based on movements in foreign exchange rates. We conduct business in approximately 99 countries throughout the world and generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable balance. Our subsidiaries also purchase certain raw materials and other items in local currencies.

Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, specifically for inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes. Accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. These contracts do not contain any credit-risk-related contingent features. We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days.

We performed a sensitivity analysis assuming a hypothetical 10 percent movement in currency exchange rates applied to the exposure described above. As of December 31, 2009, the analysis indicated that if our hedges of exchange exposure were not in place, such market movements would have an impact of approximately $14.5 million on our results of operations. The actual gains or losses in the future may differ significantly from that analysis, if changes in the timing and amount of currency exchange rate movements and our hedging activities are different from 2009.

During 2009, our sales comprised $399.4 million or 60.7%, denominated in U.S. dollars, $119.1 million, or 18.1%, denominated in Euros, $50.3 million, or 7.6%, denominated in British pounds, and $89.4 million, or 13.6% denominated in other foreign currencies. Fluctuations in foreign currency translation rates negatively impacted our sales by approximately $18.3 million in 2009, in comparison to 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during our most recently completed year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

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
Robert J. Driessnack
Senior Vice President and
Chief Financial Officer

Report of the Independent Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 43 of this annual report on Form 10-K.

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

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 26, 2010 (the “2010 Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2010 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2010 Proxy Statement, and is incorporated herein this by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2010 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2010 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2010 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (b)           Index to Exhibits at page 80 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer
February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Byrne	Director, President and	February 19, 2010
Patrick J. Byrne	Chief Executive Officer

/s/ Allen J. Lauer	Director and Chairman of the Board	February 19, 2010
Allen J. Lauer

/s/ Eric J. Draut	Director	February 19, 2010
Eric J. Draut

/s/ Gregory K. Hinckley	Director	February 19, 2010
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	February 19, 2010
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	February 19, 2010
Stephen P. Reynolds

/s/ Steven B. Sample	Director	February 19, 2010
Steven B. Sample

/s/ Oren G. Shaffer	Director	February 19, 2010
Oren G. Shaffer

/s/ Larry D. Yost	Director	February 19, 2010
Larry D. Yost

/s/ Robert J. Driessnack	Senior Vice President and Chief Financial Officer	February 19, 2010
Robert J. Driessnack	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 19, 2010

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product	$519,603	$738,426	$692,050
Service	138,602	152,457	157,170
Total revenues	658,205	890,883	849,220

Costs and expenses:
Cost of product revenues	331,128	448,216	432,166
Cost of service revenues	78,519	87,881	90,188
Research and development, net of credits of $2,600, $1,800 and $0	59,566	67,899	68,722
Selling, general and administrative	187,867	232,983	220,726
Restructuring charges	20,577	5,748	-
Flood related charge	-	1,122	-
Total costs and expenses	677,657	843,849	811,802
Operating (loss) profit from continuing operations	(19,452)	47,034	37,418
Interest income	1,312	4,787	10,706
Interest expense	(995)	(2,520)	(8,946)
(Loss) earnings from continuing operations before income taxes	(19,135)	49,301	39,178
Income tax (benefit) expense	(8,263)	13,615	14,843
(Loss) earnings from continuing operations	(10,872)	35,686	24,335
Loss from discontinued operations, net of tax	(971)	-	(1,283)
Net (loss) earnings	$(11,843)	$35,686	$23,052

Basic (loss) earnings per share
Continuing operations	$(0.17)	$0.58	$0.40
Discontinued operations	(0.02)	-	(0.02)
Net (loss) earnings per share	$(0.19)	$0.58	$0.38
Diluted (loss) earnings per share
Continuing operations	$(0.17)	$0.58	$0.40
Discontinued operations	(0.02)	-	(0.02)
Net (loss) earnings per share	$(0.19)	$0.58	$0.38

Shares used in computing basic (loss) earnings per share	61,644	61,183	60,359
Shares used in computing diluted (loss) earnings per share	61,644	61,658	61,163

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$201,884	$221,335
Short-term investments	36,301	156
Accounts receivable, net of allowance for doubtful accounts and sales returns of $10,333 and $10,789	106,890	138,549
Inventories, net	101,537	116,949
Current deferred tax assets, net	51,140	56,295
Other current assets	16,826	14,405
Total current assets	514,578	547,689

Property, plant and equipment, net	37,383	41,348
Other acquired intangibles, net	2,587	3,521
Deferred tax assets, net	182,457	167,834
Other assets	34,404	29,503
Total assets	$771,409	$789,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,607	$112,772
Payroll and related expenses	20,683	24,799
Deferred revenue	39,038	38,712
Total current liabilities	162,328	176,283

Long-term deferred revenue	22,010	25,980
Pension and other postretirement benefits liabilities	81,897	92,129
Other long-term liabilities	14,891	13,747

Commitments

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,203 and 61,766 shares issued and outstanding)	622	618
Additional paid-in capital	703,590	694,296
Accumulated deficit	(174,245)	(162,402)
Accumulated other comprehensive loss	(39,684)	(50,756)
Total shareholders’ equity	490,283	481,756
Total liabilities and shareholders’ equity	$771,409	$789,895

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash and cash equivalents at beginning of the year	$221,335	$237,247	$155,027
Cash flows from operating activities of continuing operations:
Net (loss) earnings	(11,843)	35,686	23,052
Loss from discontinued operations	971	-	1,283
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	15,913	16,493	13,314
Impairment loss on certain property	-	802	-
Loss (gain) on sale of property, plant and equipment	134	(2,873)	-
Change in pension and other postretirement plans, net	(2,922)	(749)	(5,290)
Deferred taxes	(12,169)	9,759	7,643
Stock-based compensation	7,875	7,027	9,037
Excess tax benefit from stock-based payment arrangements	-	(937)	(2,050)
Changes in operating assets and liabilities:
Accounts receivable	31,211	52,938	(25,204)
Inventories	15,072	(7,781)	8,060
Other current assets	(2,421)	285	(1,662)
Accounts payable and accrued expenses	(10,059)	(25,853)	35,805
Payroll and related expenses	(4,116)	(7,371)	(815)
Deferred revenue	(4,160)	(3,740)	5,652
Other operating activities	(2,123)	(3,198)	(12,200)
Net cash provided by operating activities of continuing operations	21,363	70,488	56,625
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(11,038)	(13,766)	(15,779)
Purchases of investments	(35,790)	(760)	-
Sales of investments	-	28,515	2,002
Capitalized patent legal fees	(4,704)	(3,637)	(2,398)
Sale of property, plant and equipment	1,867	5,497	-
Other investing activities	(100)	600	(1,253)
Net cash (used in) provided by investing activities of continuing operations	(49,765)	16,449	(17,428)
Cash flows from financing activities of continued operations:
Repayment of debt	-	(100,000)	-
Excess tax benefit from stock-based payment arrangements	-	937	2,050
Proceeds from stock options exercised	619	4,362	8,434
Other financing activities	1,531	2,735	2,269
Net cash provided by (used in) financing activities of continued operations	2,150	(91,966)	12,753

Net cash (used in) provided by continuing operations	(26,252)	(5,029)	51,950
Net cash provided by investing activities of discontinued operations	-	-	20,178
Effect of exchange rate changes on cash and cash equivalents	6,801	(10,883)	10,092
Resulting (decrease) increase in cash and cash equivalents	(19,451)	(15,912)	82,220
Cash and cash equivalents at end of the year	$201,884	$221,335	$237,247
Supplemental Information
Cash payments:
Interest on debt	-	(3,500)	(7,000)
Income taxes paid	(5,166)	(5,889)	(5,943)

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2007	$598	$657,468	$(212,903)	$(27,561)	$417,602
Comprehensive income:
Net earnings			23,052		23,052
Foreign currency translation adjustment				5,851	5,851
Pension adjustment, net of tax				22,668	22,668
Unrealized gain on securities, net of tax				95	95
Comprehensive income					51,666
Adoption of accounting for uncertainty in income taxes			(6,944)		(6,944)
Stock based activity	14	21,773			21,787
Balance, December 31, 2007	$612	$679,241	$(196,795)	$1,053	$484,111
Comprehensive loss:
Net earnings			35,686		35,686
Foreign currency translation adjustment				(9,729)	(9,729)
Pension adjustment, net of tax				(41,761)	(41,761)
Unrealized loss on securities, net of tax				(319)	(319)
Comprehensive loss					(16,123)
Pension and other postretirement benefits adoption of new accounting standards			(1,293)		(1,293)
Stock based activity	6	15,055			15,061
Balance, December 31, 2008	$618	$694,296	$(162,402)	$(50,756)	$481,756
Comprehensive loss:
Net loss			(11,843)		(11,843)
Foreign currency translation adjustment				4,692	4,692
Pension adjustment, net of tax				6,243	6,243
Unrealized gain on securities, net of tax				137	137
Comprehensive loss					(771)
Stock based activity	4	9,294			9,298
Balance, December 31, 2009	$622	$703,590	$(174,245)	$(39,684)	$490,283

See accompanying notes to consolidated financial statements

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Intermec designs, develops, integrates, sells, resells and services wired and wireless automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, including radio frequency identification (“RFID”) products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations. Our products are designed to withstand mobile use and rugged warehouse and field conditions.

We provide rugged mobile business solutions that help our customers improve their visibility and control of their businesses and, in the process, lower their costs, increase their revenues and improve customer satisfaction and loyalty.  These business solutions are a collaborative effort between us and our channel partners.

In 2005, we divested our Industrial Automation Systems (“IAS”) businesses, which comprised the Cincinnati Lamb and Landis Grinding Systems divisions. The IAS businesses are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes. In 2007, the loss from discontinued operations, after tax, included the write-off of a $1.3 million account receivable related to the sale of the Cincinnati Lamb business. We received the final payments of approximately $20.2 million of notes receivable from the sale of Cincinnati Lamb and Landis Grinding Systems in 2007. In 2009, we adjusted our long-term lease liability for the retained property that is held as available for sublease and classified it as loss from discontinued operations on the Consolidated Statements of Operations.

Principles of Consolidation. The consolidated financial statements include the accounts of Intermec, Inc., our wholly owned subsidiaries and companies in which we have a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. We have no unconsolidated subsidiaries.

Foreign Currencies. Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency remeasurement are included in the selling, general and administrative expenses on the consolidated statements of operations. Operating results include net foreign currency transaction losses of $2.2, $2.6 and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provision for uncollectible accounts receivable, allowance for sales returns, excess and obsolete inventory, tax valuation allowances, the liabilities for uncertain tax provisions, warranty costs, pension and postretirement obligations, and stock-based compensation.

Revenue Recognition. We record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Royalty revenue is recorded when earned, the amount due is fixed or determinable and collectability is reasonably assured.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (continued)

For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exception, return provision or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exception and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately receive and was based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewal, to our customers in the form of product maintenance services. Our product and maintenance services are typically separately priced. We defer the stated amount of the separately priced product maintenance services contracts and recognized the deferred revenue as services are rendered, generally straight-line over the contract term.

We infrequently enter into multiple-element arrangements with our customers, and these sales may include deliverables such as hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, we apply the provisions of multiple elements accounting to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

We sell products with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain infrequent situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.

Our customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions. For each of the three years ended December 31, 2009, the amount from bill and hold transactions approximated less than 1% of total revenue.

Financial Instruments. We consider highly liquid investments purchased within three months of their date of maturity to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All short-term investments are classified as available-for-sale. Changes in market value of these securities are reflected in accumulated other comprehensive loss as unrealized gains or losses. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our statement of operations, and a new cost basis in the investment is established.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value.

Allowance for Doubtful Accounts and Sales Returns. We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. This estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable. We reduce revenue by providing allowances for estimated customer returns, price exceptions and other incentives that occur under sales programs established by us directly or with our distributors and resellers. Our allowance for doubtful accounts and sales returns was $10.3 and $10.8 million at December 31, 2009, and 2008, respectively.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventoried costs include material, labor and manufacturing overhead. General and administrative costs are expensed as incurred. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, or there are technology or design changes, additional inventory write-downs could be required, which would negatively impact our gross margin. Likewise, favorable future demand and market conditions, and/or technology or design changes, could positively impact future operating results if previously written-down inventory is sold. Management continues to evaluate market and technology conditions and design changes to assure that we have adequate reserves for obsolete inventory.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (continued)

Pension and Other Postretirement Benefits. We have qualified and nonqualified pension plans that cover some of our employees. Some of these pension plans were partially frozen in June 2006. Additionally, on December 30, 2009, we made the decision to fully freeze our U.S. qualified pension plan, effective February 28, 2010. Our U.S. nonqualified plans were fully frozen effective December 31, 2009. Annual employer contributions are made to the extent such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

We perform an annual measurement of our projected obligations and plan assets or when major events occurred requiring for remeasurement. These measurements require several assumptions, the most critical of which are the discount rate, the expected long-term rate of return on plan assets, and health care cost projections. These assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively affecting our future annual net periodic pension and postretirement costs.

Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Our deferred tax assets include future tax benefits of discontinued operations that remain with us. Effective January 1, 2007, we began recording benefits from uncertain tax positions. Accordingly, we recognize the largest amount of benefit with greater than 50% cumulative probability of being realized upon ultimate settlement with the tax authority.

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We generally place our cash and cash equivalents and investments with high-credit-quality counterparties, and by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Our short-term investments are comprised primarily of low-risk bond fund and time deposits. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2009, 2008 and 2007, one customer, ScanSource accounted for more than 10% of our revenues. Total sales to this customer were 19%, 13% and 13% of total revenue for the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, ScanSource accounted for 18% of our accounts receivable as of December 31, 2009. We believe that the receivable balance from ScanSource does not represent a significant credit risk based on past collection experience.

Intangible Assets. Intangible assets with finite lives are amortized generally on a straight-line basis over the estimated useful life. A majority of our finite-lived intangible assets pertain to a portion of our patent portfolio and have estimated useful lives of up to 18 years. See Note G to the consolidated financial statements for additional information.

Impairment of Long-Lived Assets including Intangible Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. We recorded approximately $0.8 million of impairment loss for certain property for the year ended December 31, 2008. No impairment of long-lived assets was considered necessary for the year ended December 31, 2009.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (continued)

Capitalized Legal Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs are charged to expense in the period in which the change is determined. As of December 31, 2009, and 2008, $11.4 and $6.7 million of legal patent defense costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our consolidated balance sheets.

Research and Development. Research and development (“R&D”) costs, net of credits, are expensed as incurred. Included in R&D expense were $2.6, $1.8 and $0 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses, respectively. Total expenditures on R&D activities amounted to $59.6, $67.9 and $68.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

Subsequent Events. We have evaluated subsequent events through the date the consolidated financial statements were issued on February 19, 2010.

Out of Period Adjustments. The results of operations for the year ended December 31, 2009, include a write-down of receivables, other than trade, and other adjustments totaling $2.1 million which increased the loss from continuing operations by $2.1 million and net loss by $1.3 million.  These out of period adjustments would have decreased net earnings by $0.1 and $1.2 million for the years ended December 31, 2008 and 2007, respectively.  These amounts are immaterial to all periods presented.

Reclassification. Certain reclassifications have been made to prior periods to conform to the current year presentation.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, FASB updated its guidance on software revenue recognition rules. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This update must be adopted in the same period using the same transition method as indicated below in the update to revenue arrangements with multiple deliverables. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. This guidance alters the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We are currently assessing the potential impact that adoption of this guidance may have on our consolidated financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments

Cash and cash equivalents amounted to $201.9 and $221.3 million at December 31, 2009, and 2008, respectively, and consisted mainly of bank deposits and money market funds. We have invested in a Wells Fargo & Company money market fund which represents 36% and 44% of cash and cash equivalents at December 31, 2009 and 2008, respectively.

Short-term investments totaled $36.3 and $0.2 million at December 31, 2009, and 2008, respectively. Our short-term investments consisted primarily of the following available-for-sale securities at December 31 (in thousands):

	2009				2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity security	$405	$-	$(239)	$166	$405	$-	$(249)	$156
Bond fund	30,270	189	-	30,459	-	-	-	-
Time deposit	5,676	-	-	5,676	-	-	-	-
	$36,351	$189	$(239)	$36,301	$405	$-	$(249)	$156

On September 27, 2007, we entered into an unsecured Revolving Credit Facility with Wells Fargo Bank, National Association (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2009, of $48.5 million under the Revolving Facility. We had no outstanding borrowings under the Revolving Facility as of December 31, 2009. As of December 31, 2009, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

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

•
Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility. The minimum tangible net worth required is $426,764,000 and the maximum funded debt to EBITDA allowed is 2.50:1.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C: Fair Value Measurements

Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Money market funds	$111,971	$-	$-	$111,971
Certificates of deposit	12,142	-	-	12,142
Bond fund	30,459	-	-	30,459
Stock	166	-	-	166
Derivative instruments – assets	-	1,743	-	1,743
Total assets at fair value	$154,738	$1,743	$-	$156,481

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Derivative instruments – liabilities	$-	$(1,199)	$-	$(1,199)
Total liabilities at fair value	$-	$(1,199)	$-	$(1,199)

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Money market funds	$132,309	$-	$-	$132,309
Certificates of deposit	3,709	-	-	3,709
Stock	156	-	-	156
Derivative instruments – assets	-	3,712	-	3,712
Total assets at fair value	$136,174	$3,712	$-	$139,886

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Derivative instruments – liabilities	$-	$(7,271)	$-	$(7,271)
Total liabilities at fair value	$-	$(7,271)	$-	$(7,271)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C: Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, when necessary. No such nonfinancial assets or liabilities were subject to fair value measurements for the year ended December 31, 2009 and 2008.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at December 31, 2009 and 2008, approximate their carrying values due to their short-term nature.

Note D: Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, including inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $107.3 million as of December 31, 2009. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note C, Fair Value Measurements, for information on the fair value of these contracts.

The net gain resulted from these contracts recorded in selling, general and administrative expense was not material for the years ended December 31, 2009.

Note E: Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw Materials	$45,449	$44,503
Service parts	7,794	8,772
Work in process	252	269
Finished goods	48,042	63,405
Inventories, net	$101,537	$116,949

In addition to the inventories described above, service parts inventories totaling $4.3 and $4.0 million that were not expected to be sold within the next 12 months are classified as other assets as of December 31, 2009, and 2008, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Property, Plant and Equipment

The components of property, plant and equipment were as follows (in thousands):

	December 31,
	2009	2008
Land	$4,924	$4,924
Buildings and improvements	7,007	6,502
Machinery and equipment	142,884	137,795
Total property, plant and equipment, at cost	154,815	149,221
Less: accumulated depreciation	(117,432)	(107,873)
Total property, plant and equipment, net	$37,383	$41,348

Depreciation expense from continuing operations was $14.9, $15.5 and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

Various properties we own that are not used for operations are classified as other assets with a total carrying value of $7.1 million and $9.2 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, and 2008, we have remaining deferred gains of $2.4 and $2.8 million, respectively, related to sale-leaseback transactions. These deferred gains are being amortized straight-line over the terms of the related leases. Payments due under non-cancelable future leases during the next five years are as follows (in millions): 2010 - $11.5; 2011 - $8.8; 2012 - $6.9; 2013 - $6.5 and 2014 - $4.3.

Rental expense for operating leases from continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $12.1, $11.9 and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is not material at December 31, 2009.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G: Intangibles

For the year ended December 31, 2009, and 2008, intangibles, net, consisted of $2.6 and $3.5 million, respectively, related to our patent portfolio. The gross carrying amount and accumulated amortization of our finite-lived intangibles were as follows (in thousands):

	December 31,
	2009	2008
Gross carrying amount	$12,059	$11,962
Less: accumulated amortization	(9,472)	(8,441)
Intangibles, net	$2,587	$3,521

Amortization expense on intangible assets was $1.1, $1.0 and $0.7 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization expense for the succeeding five fiscal years is as follows (in millions): 2010 - $0.8; 2011 - $0.5; 2012 - $0.4; 2013 - $0.4 and 2014 - $0.4.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity

Stock Options

We account for stock-based compensation based on the estimated value method using the Black-Scholes valuation model. Stock-based compensation cost is recognized as expense over the applicable vesting period of the stock award using a straight-line amortization method, net of estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the years ended December 31 is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Cost of revenues	$252	$229	$507
Selling, general and administrative	7,152	6,462	8,464
Total	$7,404	$6,691	$8,971

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of approximately $0.0, $0.9 and $2.1 million have been classified as a source of cash from financing activities for the years ended December 31, 2009, 2008 and 2007, respectively. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $0.6, $4.4 and $8.4 million, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $0.7, $2.4 and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period for options granted to our employees:

	2009	2008	2007
Risk-free interest rate	2.33%	3.08%	4.72%
Expected term in years	5.05	4.73	4.90
Expected stock price volatility	47.11%	42.12%	38.35%
Expected dividend yield	0.00%	0.00%	0.00%

The average fair value of the options granted to employees based on the above assumptions was $5.05, $8.38 and $9.87 per option for the years ended December 31, 2009, 2008 and 2007, respectively. All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors.

We granted 85,560 options to our directors in 2009 with an average fair value of $5.48 per option. The average fair value of the options granted to directors was $11.05 per option and $10.92 per option for the years ended December 31, 2008 and 2007, respectively. The Black-Scholes assumptions used for these calculations were as follows:

	2009	2008	2007
Risk-free interest rate	2.38%	3.15%	4.66%
Expected term in years	6.45	6.59	5.78
Expected stock price volatility	46.86%	46.00%	40.14%
Expected dividend yield	0.00%	0.00%	0.00%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

Our computation of expected stock price volatility is based on a combination of historical and market-based implied volatility. The implied volatility is derived from weighted average of traded options of our own stocks and traded options of a group of peer stocks. Our computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The numbers of shares of common stock authorized for issuance under the 2008 Omnibus Plan is 3,650,000. In addition, (a) any shares not subject to awards under the Prior Plans as of May 23, 2008 (the date of stockholder approval of the 2008 Omnibus Plan) plus (b) any shares subject to outstanding awards under the Prior Plans as of May 23, 2008, that cease to be subject to such awards (other than from exercise or settlement of the awards in vested shares, such as from awards expiring, terminating or being forfeited) will automatically become available for issuance under the 2008 Omnibus Plan, up to an aggregate maximum of 4,764,363 shares. Including the number of shares that may become available for issuance under the 2008 Omnibus Plan from the Prior Plans, as of May 23, 2008, the maximum number of shares that may be issued under the 2008 Omnibus Plan was 8,414,363 shares.

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

As of December 31, 2009, there were 1,997,749 shares subject to outstanding awards granted under the 2008 Omnibus Plan. As of December 31, 2009, there were 2,220,084 shares subject to outstanding awards granted under the Prior Plans.

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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

Beginning in 2008, upon approval of the 2008 Omnibus Plan, grants of stock options and other awards are made to our non-employee directors under the 2008 Omnibus Plan. Under the “Director Compensation Program under the 2008 Omnibus Incentive Plan” (the “2008 Program”), directors are annually granted a combination of stock options and restricted deferred stock units. The number of stock options and restricted deferred stock units is determined under the terms of the 2008 Program. Certain pro rata grants were made in 2008 to reflect the transition from the arrangements in prior calendar years, and these grants vested on December 31, 2008. In 2009, the Board made a one-time 25% reduction in the number of stock options and restricted deferred stock units that would have been granted under the 2008 Program. Otherwise, annual option grants generally vest and become exercisable in four equal installments on the first business day of each fiscal quarter, beginning on the date of grant, and generally expire seven years from the date of grant. Restricted deferred stock unit grants become fully vested on the date of the annual meeting of stockholders following the date of grant provided a director continues to serve on the Board during that period. In the event of a director’s termination of service prior to vesting, all unvested restricted deferred stock units are automatically forfeited to the Company. All restricted deferred stock unit grants to directors under the 2008 Program will automatically be deferred into and subject to the Director Deferred Compensation Plan.

As of December 31, 2009, there were 3.82 million shares available for grant under our 2008 Omnibus Plan. The following table summarizes outstanding options under both the 2008 Omnibus Plan and under our Prior Plans:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,280,232	$20.66
Granted	829,002	11.52
Exercised	(89,850)	6.54
Forfeited	(23,501)	12.05
Canceled	(615,882)	20.34
Outstanding at December 31, 2009	3,380,001	18.83	2.82	$3,059,726
Vested and expected to vest at December 31, 2009	1,882,921	19.80	5.93	$2,136,773
Exercisable at December 31, 2009	1,681,689	19.80	5.67	$1,994,705

The aggregate intrinsic value in the table above is the amount, by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount the option holder would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

As of December 31, 2009, there was $8.7 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.1 years.

During fiscal years 2009, 2008, and 2007, the following activity occurred under our plans:

(in thousands)	2009	2008	2007
Total intrinsic value of stock options exercised	$594	$7,932	$8,004
Total fair value of stock awards vested	515	30	1,330
Total fair value of shared performance stock awards vested	855	855	1,236

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

Stock Awards

The fair value of each restricted stock award (“RSA”) and unit (“RSU”) is the market price of the underlying stock as of the date of grant. As of December 31, 2009, there was $2.9 million of total unrecognized compensation cost related to non-vested RSU’s. That cost is expected to be recognized over a weighted average period of 17 months.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the Board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period (generally 32 months) using the straight-line method. There was no unrecognized compensation cost related to non-vested shared performance stock awards at December 31, 2009.

The following table summarizes changes in non-vested restricted stock awards and non-vested shared performance stock awards:

Restricted stock awards:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at January 1, 2009	46,667	$18.61
Granted	240,017	11.01
Vested	(42,666)	12.06
Forfeited	(28,177)	11.38
Non-vested balance at December 31, 2009	215,841	11.54
Shared performance stock awards:
Non-vested balance at January 1, 2009	276,748	$22.84
Granted	153,194	10.88
Vested	(81,836)	10.45
Forfeited	(94,385)	16.17
Non-vested balance at December 31, 2009	253,721	15.62

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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

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

The company incurs a compensation expense equal to the value of the 15 percent discount given to participants for the purchase of shares under the 2008 ESPP and, previously, under the Prior ESPP. The aggregate compensation expense related to the 2008 ESPP and the Prior ESPP for the years ended December 31, 2009, 2008 and 2007, was $0.5, $0.5 and $0.5 million, respectively. The compensation expense under our 2008 ESPP and Prior ESPP is recognized ratably over the period from the start of the offering period to the date shares are purchased, which is three-month period.

Capital Stock

At December 31, 2009, and 2008, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized for issuance. At December 31, 2009, and 2008, 62,203,496 and 61,766,095 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2009, or 2008.

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated using the weighted average number of common shares outstanding for the year. Diluted (loss) earnings per share is computed using basic weighted average outstanding shares plus the dilutive effect on income of unvested restricted stock and outstanding stock options using the “treasury stock” method.

Shares used for basic and diluted (loss) earnings per share were computed as follows for the years ended December 31:

	2009	2008	2007
Weighted average common shares - basic	61,643,892	61,182,854	60,358,552
Dilutive effect of options, unvested restricted shares and other common stock equivalents	-	475,306	804,658
Weighted average shares - diluted	61,643,892	61,658,160	61,163,210

At December 31, 2009, and 2008, employees and directors held options to purchase 2,309,465 and 2,864,405 shares, respectively, of common stock that were anti-dilutive to the computation of diluted (loss) earnings per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

Accumulated Other Comprehensive Loss

At December 31, 2009 and 2008, accumulated other comprehensive loss comprised the following (in thousands):

	December 31,
	2009	2008
Foreign currency translation adjustment	$3,900	$(792)
Unamortized benefit plan costs, net of tax	(43,402)	(49,645)
Unrealized loss on securities, net of tax	(182)	(319)
Accumulated other comprehensive loss	$(39,684)	$(50,756)

Comprehensive (loss) income for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net (loss) earnings	$(11,843)	$35,686	$23,052
Other comprehensive income (loss):
Foreign currency translation adjustments	4,692	(9,729)	5,851
Unrealized gain (loss) on investment, net of tax	137	(319)	95
Remeasurement and amortization of benefit plan costs (credits), net of tax	6,243	(41,761)	22,668
Total other comprehensive income (loss)	11,072	(51,809)	28,614
Total comprehensive (loss) income	$(771)	$(16,123)	$51,666

Note I: Restructuring

2009 Restructuring Charges:

In January 2009, we committed to a business restructuring plan intended to reorganize our sales function and to reduce our operating cost structure and improve efficiency. The total restructuring costs for this plan are expected to be approximately $9.8 million, including employee termination costs of approximately $8.4 million, and $1.4 million of other transitional costs. We recorded most of the restructuring charges in 2009, and the remainder will be recorded through 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We made cash payments of $9.5 million in 2009 for the January restructuring plan.

In April 2009, we committed to a business restructuring plan primarily consisting of a reduction of our work force. The total restructuring costs for this plan are expected to be in a pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded most of the restructuring charges in 2009, and expect to record the remainder through 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We made cash payments of $8.3 million in 2009 for the April restructuring plan.

2008 Restructuring Charges:

In July 2008, we committed to a business restructuring plan intended to reduce our cost structure and streamline operations, which included the relocation of product final assembly to a contract manufacturer in Asia, the consolidation of North American service depot locations and the transfer of on-site repair in North America to a third party service provider. We commenced implementation of the plan in the third quarter of 2008, and it was fully implemented in the second quarter of 2009. All severance and other periodic transitional costs were cash expenditures. All restructuring costs related to this action were accrued in 2008. We made cash payments of $1.2 million in 2009 for the 2008 restructuring plan.

We believe these restructuring actions were appropriate strategically and were prudent in light of the generally weakened global economy and uncertain market conditions.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Restructuring (continued)

The following table displays the restructuring charges incurred by business segment for the year ended December 31, 2009, and 2008 (in millions):

		Restructuring Charges Recorded for the Year Ended
Segment	Total Charges Expected to be Incurred for 2008 and 2009 Restructuring Plans	December 31, 2009	December 31, 2008	Total Restructuring Charges Incurred to Date
Product	$3.4	$1.4	$1.7	$3.1
Service	3.2	1.4	1.4	2.8
Unallocated	22.3	17.8	2.6	20.4
Total	$28.9	$20.6	$5.7	$26.3

The reconciliation of accrued restructuring charges for the years ended December 31, 2009 and 2008 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-Time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Restructuring charges for 2008 restructuring plan	$3.0	$2.0	$5.0	$0.7	$5.7
Utilization of 2008 restructuring plan	(1.8)	(2.0)	(3.8)	(0.6)	(4.4)
Balance at December 31, 2008	1.2	-	1.2	0.1	1.3
2009 restructuring charges	8.5	10.7	19.2	1.4	20.6
Utilization of 2008 restructuring plan	(1.2)	-	(1.2)	-	(1.2)
Utilization of 2009 restructuring plans	(5.9)	(10.4)	(16.3)	(1.5)	(17.8)
Balance at December 31, 2009	$2.6	$0.3	$2.9	$-	$2.9

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes

(Loss) earnings from continuing operations before income taxes by geographic area are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$(26,871)	$34,205	$26,180
International	7,736	15,096	12,998
(Loss) earnings from continuing operations before income taxes	$(19,135)	$49,301	$39,178

Income taxes for continuing operations consist of the following provision (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
United States	$(708)	$(484)	$-
State	1,993	744	-
International	2,619	3,596	6,488
Total current	3,904	3,856	6,488
Deferred:
United States	(10,553)	8,110	7,688
State	(1,836)	1,958	865
International	222	(309)	(198)
Total deferred	(12,167)	9,759	8,355
Provision (benefit) for income taxes	$(8,263)	$13,615	$14,843

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

	Year Ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	(35.0%)	35.0%	35.0%
State income taxes, net of federal benefit	0.8%	3.7%	1.2%
Research and experimentation tax credits	(4.9%)	(1.8%)	(3.4%)
U.S. tax on repatriation of earnings	0.4%	0.1%	(0.9%)
Foreign net earnings taxed at other than U.S. statutory rate	(3.9%)	(2.9%)	2.3%
Foreign Tax Credit adjustments	(0.0)%	(10.8%)	(0.0)%
Tax settlement	(4.2%)	(0.3%)	0.0%
Change in tax contingencies	(0.0)%	0.0%	(3.3%)
Change in valuation allowance	1.0%	1.1%	5.6%
Stock compensation expense	4.1%	1.8%	2.2%
Officers' life insurance	(0.0)%	0.0%	(2.1%)
Other items	(1.5%)	1.7%	1.3%
Provision (benefit) for income taxes	(43.2%)	27.6%	37.9%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets:
Accrued expenses	$10,593	$13,246
Receivable and inventories	11,991	12,476
Deferred income	12,400	-
Net operating loss carryforwards	1,986	23,901
Capitalized R&D	5,084	3,346
Tax credit carryforwards	9,439	6,265
Other items	139	1,342
Total current deferred tax assets	51,632	60,576
Valuation allowance	(492)	(4,281)
Net current deferred tax assets	51,140	56,295

Long-term deferred tax assets:
Postretirement obligations	30,641	33,652
Intangibles	4,395	6,413
Tax credit carryforwards	77,053	89,376
Deferred income	26,372	6,312
Fixed assets	1,578	1,381
Net operating loss carryforwards	1,919	1,092
Capitalized R&D	37,266	25,103
Cumulative translation adjustments	684	1,158
Other items	4,214	8,273
Total long-term deferred tax assets	184,122	172,760
Valuation allowance	(1,665)	(4,926)
Net long-term deferred tax assets	182,457	167,834
Net total deferred tax assets	$233,597	$224,129

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

We have considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. Projections inherently include a level of uncertainty that could result in lower than expected future taxable income. If we were to determine that it was not more likely than not that we would  be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include tax losses and tax credits that remain with us from discontinued operations.

In 2009, as part of our supply chain restructuring, we licensed non-U.S. IP exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary related to our product manufacturing and supply chain operations. This transaction did not impact the 2009 effective tax rate or operating results.

In 2009, we reduced our deferred tax assets and the corresponding valuation allowance by $7.4 million for expired tax attributes, including R&D credits and state losses attributed to discontinued operations.

We had available at December 31, 2009, $34.3 million of general business credit carry-forwards and $52.0 million of foreign tax credit carry-forwards. The general business credit carry-forwards have expiration dates ranging from 2010 through 2029. The foreign tax credit carry-forwards have expiration dates ranging from 2010 to 2019. We have no valuation allowance for these assets at December 31, 2009.

At December 31, 2009, we had foreign net operating tax loss carry-forwards in Canada that resulted in a deferred tax asset of $0.3 million; in Italy that resulted in a deferred tax asset of $0.1 million; and in the Netherlands that resulted in a deferred tax asset of $0.3 million after considering a valuation allowance of $0.5 million.

We had available at December 31, 2009, capital tax loss carry-forwards in the United States of approximately $8.2 million, which expire in 2010. We also had available at December 31, 2009, capital loss carry-forwards in the U.K. of approximately $23.0 million, which carry forward indefinitely.  No deferred tax asset has been recognized for capital loss carry-forwards in the United States or the U.K.

We have recognized deferred tax assets of $1.7 million at December 31, 2009, for state net operating loss carry-forwards from continuing operations.

We conduct business in various countries throughout the world and we are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex and may require several years to resolve. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the U.S.; the total amount of such earnings as of December 31, 2009, was $71.3 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	2009	2008	2007
Balance at January 1	$19,938	$19,951	21,132
Additions related to positions taken this year	7,760	288	-
Additions for tax positions of prior years	-	-	641
Reductions for tax positions of prior years	-	(42)	(1,633)
Reductions for tax positions of prior years-lapse of statute	(93)	(150)	(189)
Settlements	-	(109)	-
Balance at December 31	$27,605	$19,938	19,951

Interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. We recognized no significant interest or penalties for the year ended December 31, 2009.  We had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2009.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 to 2009 remain effectively open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, Denmark, France, Germany, Italy, Mexico, the Netherlands, Norway, Spain, Singapore, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

It is not reasonably possible that the unrecognized tax benefits for tax positions taken in previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our consolidated financial statements at December 31, 2009. This is based on the current status of relevant examinations for specific jurisdictions.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Most of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 80% of a certain portion of participants’ contributions. Matching contributions for these plans were $2.4 and $2.8 million in fiscal years 2009 and 2008, respectively.

Our business restructuring plan in April 2009 reduced our workforce and resulted in the curtailment of pension benefits to the terminated employees who were participants in the U.S. pension plans. Additionally, on December 30, 2009, we made the decision to fully freeze benefit accruals under our U.S. Financial Security and Savings Program and U.S. Pension Plan, effective February 28, 2010. Also, we fully froze additional benefit accruals under the U.S. Restoration Plan and U.S. Supplemental Executive Retirement Plan, effective December 31, 2009. We have recorded a total of $0.7 million of gain in 2009 consolidated statements of operations for these two curtailments.

We started to measure our plan assets and benefit obligations at fiscal year end. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status (in thousands):

	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$191,122	$33,687	$174,263	$48,267
Service cost	1,018	-	1,698	289
Interest cost	11,795	1,846	13,727	2,458
Special termination benefits	(66)	-	851	-
Plan participants' contributions	3,698	-	3,064	-
Actuarial loss (gain)	5,101	9,496	5,772	(3,583)
Benefits paid	(7,740)	(2,757)	(7,597)	(2,838)
Curtailment gain	(6,311)	-	(656)	-
Foreign currency translation adjustment	-	3,574	-	(10,906)
Benefit obligation at end of year	$198,617	$45,846	$191,122	$33,687

Change in plan assets:
Fair value of plan assets at beginning of year	$100,409	$32,897	$139,633	$55,908
Actual return on plan assets	23,663	4,966	(38,481)	(8,700)
Plan participants' contributions	3,698	-	3,064	-
Employer contributions	3,405	978	3,790	755
Benefits paid	(7,740)	(2,757)	(7,597)	(2,838)
Foreign currency translation adjustment	-	3,517	-	(12,228)
Fair value of plan assets at end of year	$123,435	$39,601	$100,409	$32,897

Funded status	(75,182)	(6,245)	(90,713)	(790)
Net amount recognized	$(75,182)	$(6,245)	$(90,713)	$(790)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets are classified as follows (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Noncurrent assets	$-	$-	$-	$260
Current liabilities	(3,427)	-	(3,427)	-
Noncurrent liabilities	(71,755)	(6,245)	(87,286)	(1,050)
Net amount recognized	$(75,182)	$(6,245)	$(90,713)	$(790)

The accumulated benefit obligation for the U.S. plans was $198.6 and $184.4 million as of December 31, 2009, and 2008, respectively. The accumulated benefit obligation for the non-U.S. plans was $45.8 and $33.9 million as of December 31, 2009, and 2008, respectively.

Amounts recognized in accumulated other comprehensive loss for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
Prior service cost	$-	$(826)
Actuarial gain	(67,320)	(76,238)
Total in accumulated other comprehensive loss	$(67,320)	$(77,064)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ended December 31, 2010 is as follows (in thousands):

Pension Plans
Recognized actuarial gain	$(230)
Transition assets	(139)
Total	$(369)

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$198,617	$45,846	$191,122	$2,568
Accumulated benefit obligation	$198,617	$45,846	$184,392	$1,518
Fair value of plan assets	$123,435	$39,601	$100,409	$2,022

We expect to contribute approximately $3.6 and $1.3 million to our U.S. and non-U.S. pension plans, respectively, in 2010.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2009 and 2008 fiscal years are as follows:

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.04%	5.32%	6.24%	5.80%
Expected return on plan assets	8.00%	5.41%	8.50%	6.37%
Rate of compensation increase	4.00%	3.51%	4.00%	2.80%

A summary of the components of net periodic pension cost (income) for our defined benefit plans and defined contribution plans is as follows (in thousands):

	Year Ended December 31,
	2009		2008			2007
	U.S.	Non-U.S.	U.S.	Non-U.S.		U.S.	Non-U.S.
Components of net periodic pension cost (income):
Service cost	$1,018	$296	$1,332	$290		$1,810	$-
Interest cost	11,795	1,846	11,022	2,458		10,712	2,591
Expected return on plan assets	(10,745)	(2,236)	(11,428)	(3,137	)(a)	(10,443)	(3,127)
Amortization of prior service cost	425	-	576	-		577	-
Recognized net actuarial loss	25	37	769	-		3,768	411
Amortization of transition asset	-	(125)	-	(125)		-	(169)
Special termination benefits	-	-	851	-		-	-
Curtailment (gain) loss	(722)	-	7	-		-	-
Subtotal	1,796	(182)	3,129	(514)		6,423	(294)
Defined contribution plans	116	-	129	-		350	730
Net periodic pension cost (income)	$1,912	$(182)	$3,258	$(514)		$6,773	$436
_______
(a)	In 2008, we disclosed $3.8 million of expected return on plan assets in error. There was no impact on our consolidated financial statements.

The weighted average actuarial assumptions used to determine net periodic pension cost are as follows:

	U.S.			Non-U.S.
	12 Months Ended December 31, 2009	15 Months Ended December 31, 2008	12 Months Ended September 30, 2007	12 Months Ended December 31, 2009	15 Months Ended December 31, 2008	12 Months Ended September 30, 2007
Discount rate	7.31%	5.80%	6.35%	5.79%	5.05%	5.90%
Expected return on plan assets	8.00%	8.50%	8.75%	5.41%	6.37%	6.40%
Rate of compensation increase	4.00%	4.00%	4.00%	2.71%	2.80%	3.00%

Our analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.00% for the December 31, 2009, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the non-U.S. plans supports a long term rate of return of approximately 5.41% based on the long-term perspective of the investments and the historical results of investment funds.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The table below sets forth the expected future pension benefit payments for the next five years and the following five-year period (in thousands):

Years	U.S.	Non-U.S.
2010	$7,434	$2,289
2011	7,837	2,336
2012	8,587	2,381
2013	9,295	2,430
2014	9,851	2,478
2015 through 2019	59,354	13,019

Plan Assets

U.S. plan assets consist primarily of equity securities, U.S. government securities, corporate bonds and 31,475 shares of our common stock at December 31, 2009 and 2008. The asset allocation for our U.S pension plans as of December 31, 2009, and 2008, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Target Allocation	2009	2008
Equity securities	65%	57%	52%
Debt securities	29%	36%	38%
Other	5%	3%	5%
Cash and cash equivalents	1%	4%	5%
Total	100%	100%	100%

Our U.S. pension obligations pay out primarily 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to diversify risk through asset allocation and to achieve strong long-term returns. As a result of market conditions in recent years, the allocation of assets among asset categories is different from our target allocation. Our objective is to adjust the investment allocation to reflect the target allocation as markets improve and certain alternative investments liquidate. Alternative investments, classified as other in the above table, are $3.5 and $5.7 million at December 31, 2009, and 2008, respectively. They include holdings in partnerships and funds that invest in public and private debt and equity and emerging markets real estate. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.

Non-U.S. plan assets consist primarily of a pooled unit fund of equity securities and a pooled unit fund of corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2009, and 2008, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2009	2008
Equity securities:	50%	53%	50%
Debt securities:	50%	45%	49%
Cash and cash equivalents and other	-	2%	1%
Total	100%	100%	100%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Effective December 31, 2009, we are required to disclose fair value measurements of pension assets and define the fair value hierarchy for valuation inputs. The hierarchy prioritized the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Our U.S. and non-U.S. pension assets are classified and disclosed in one of the following three categories:

▪	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets.
▪	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
▪
Level 3: Unobservable inputs that are not corroborated by market data and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset. The fair values are then determined using model-based techniques.

Our level 1 U.S. pension assets’ fair values are based on quoted market prices in active markets for identical assets, which we use to value our trade securities, receivables/payables for pending sales and purchases of trade securities and other similar securities. Our level 2 U.S. pension assets’ values are based on comparable sales, such as quoted market rates for similar funds, which we use to value our private money market fund. Our level 3 U.S. pension assets consist primarily of alternative investments held in limited partnerships and private equity funds. The values of their underlying holdings are based on third party valuations using standard valuation methodologies, or cost if no other valuation method is deemed sufficient by the investment manager or general partner.

The table below summarized our U.S. pension assets in accordance with fair value measurement provisions for the year ended December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Cash and cash equivalents (a)	$-	$14,402	$-	$14,402
Corporate debt securities (b)	22,671	-	-	22,671
Corporate stocks:
U.S. large cap value	28,681	-	-	28,681
U.S. large cap growth	28,798	-	-	28,798
Limited partnerships (c )	-	-	1,089	1,089
Mortgage-backed securities (d)	20,048	-	-	20,048
Private equity fund (e)	-	-	2,407	2,407
U.S. Treasury notes	2,099	-	-	2,099
U.S. corporate stock large cap mutual fund	12,410	-	-	12,410
Total investments	114,707	14,402	3,496	132,605
Net payable for investments purchased	(9,847)	-	-	(9,847)
Other receivables	-	-	677	677
Total pension assets	$104,860	$14,402	$4,173	$123,435
_______
(a)	Cash and cash equivalents include cash in a private money market fund managed by the Plan’s trustee.
(b)	Corporate debt securities are investment grade bonds of U.S. issuers in a wide range of industries.
(c)	Limited partnerships include a partnership invested in debt and equity issued by distressed companies in the U.S. and a partnership invested in emerging markets real estate.
(d)
Mortgage-backed securities held were issued primarily by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), which are government-sponsored enterprises of the U.S. federal government. Securities are guaranteed by the issuer.

(e)	The private equity fund is invested in debt and equity issued by distressed companies in the U.S.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The following table presents the changes in Level 3 investments measured at fair value for the year ended December 31, 2009 (in thousands):

	Limited Partnerships	Private Equity Fund	Other Receivables (payables), net	Total
Balance at December 31, 2008	2,279	3,447	461	6,187
Actual return on plan assets:
Relating to assets still held at the reporting date	(576)	(1,040)	216	(1,400)
Relating to assets sold during the period	(614)	-	-	(614)
Balance at December 31, 2009	1,089	2,407	677	4,173

The values of the underlying holdings of above Level 3 pension assets are not dependent upon credit and equity markets for value as their financing is from private sources. The ability to redeem certain holdings through a sale is limited at this time by general market conditions. However, this condition is expected to clear in the next year and there appears to be sufficient funding for limited partnerships and private equity fund to continue without redemptions through several years of continued operations.

Our level 1 non-U.S. pension assets’ fair values are based on quoted market prices in active markets for identical assets, which we use to value our cash and cash equivalents. Our level 2 non-U.S. pension assets’ fair values are based on observable input from similar assets, such as the underlying assets of the policy fund in active markets, which we use to value our unit-linked pooled policies and insurance and reinsurance contracts. We do not have any non-U.S. pension assets that require valuation using Level 3 inputs.

The table below summarized our non-U.S. pension assets in accordance with fair value measurement provisions for the year ended December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Cash and cash equivalents	$748	$-	$-	$748
Corporate debt pooled unit funds (a)	-	16,985	-	16,985
Global corporate stock pooled unit funds (b)	-	20,325	-	20,325
Insurance and reinsurance contracts	-	1,543	-	1,543
Total pension assets	$748	$38,853	$-	$39,601
_______
(a)
Corporate debt pooled unit fund includes units held in unit-linked pooled policies structured under U.K. securities and pension regulations. The policy managers invested in investment grade corporate debt securities issued in developed markets for the benefit of the policy.

(b)
Global corporate stock pooled unit fund includes units held in unit-linked pooled policies structured under U.K. securities and pension regulations. The policy managers invested in corporate stocks issued in markets in the U.S., U.K., European continent, Japan and other Asian countries.

There were no significant concentrations of credit risk or other types of risk in our U.S. and non-U.S. pension assets investments at December 31, 2009, and 2008.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Other Postretirement Benefits

In addition to pension benefits, certain U.S. employees are covered by postretirement health care and life insurance benefit plans provided by us. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized on our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2009	2008
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$4,161	$3,026
Adjustment to retained earnings at January 1, 2008	-	1,370
Interest cost	255	298
Actuarial loss (gain)	45	(143)
Benefits paid	(194)	(390)
Benefit obligation at end of year	$4,267	$4,161

Funded status	$(4,267)	$(4,161)
Accrued postretirement benefit obligation	$(4,267)	$(4,161)

Amounts pertaining to our postretirement benefits recognized on our consolidated balance sheets are classified as follows (in thousands):

	Year Ended December 31,
	2009	2008
Current liabilities	$(371)	$(371)
Noncurrent liabilities	(3,896)	(3,790)
Net amount recognized	$(4,267)	$(4,161)

A summary of our net periodic postretirement cost is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Components of net periodic postretirement cost:
Interest cost	$254	$254	$177
Net periodic postretirement cost	$254	$254	$177

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 5.50% and 6.40% at December 31, 2009, and 2008, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were 6.40%, 6.10% and 5.70%, respectively. The assumed health care cost trend rate for fiscal year 2009 was 8.5% and is projected to decrease over nineteen years to 4.5%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement  cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase or decrease of approximately $0.1 million.

Estimated future gross benefit payments are $0.4 million for each of the next five years, 2010 through 2014, and $1.9 million in aggregate for the subsequent five-year period, 2015 through 2019.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management regularly studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty liability during the years ended December 31, 2009, and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance	$4,220	$4,305
Payments or parts usage	(5,789)	(2,402)
Additional provision	4,482	2,317
Ending balance	$2,913	$4,220

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of December 31, 2009 and 2008. We have not made any significant indemnification payments as a result of these clauses.

At December 31, 2009, we had letter-of-credit reimbursement agreements totaling $2.1 million, compared to $3.7 million at December 31, 2008. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note M: Segment Reporting

Our reportable segments comprise products and services. The product segment generates revenue from development, manufacture, sale and resale of wired and wireless AIDC products, mobile computing products, wired and wireless bar code printers, label media and RFID products and license fees. The service segment generates revenue from customer support, product maintenance and professional services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets for the years ended December 31, 2009 and 2008 were $771.4 and $789.9 million, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M: Segment Reporting (Continued)

The following table sets forth our operations by reportable segment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product	$519,603	$738,426	$692,050
Service	138,602	152,457	157,170
Total	$658,205	$890,883	$849,220

Gross profit:
Product	$188,475	$290,210	$259,884
Service	60,083	64,576	66,982
Total	$248,558	$354,786	$326,866

For 2009, 2008 and 2007, ScanSource accounted for more than 10% of our consolidated revenues. Total sales to this customer were $123.0, $113.8 and $108.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and primarily related to product sales.

The following table sets forth our revenues by product line (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues by product line:
Systems and solutions	$368,188	$542,100	$485,637
Printer and media	151,415	196,326	206,414
Service	138,602	152,457	157,170
Total	$658,205	$890,883	$849,221

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues by geographic region:
North America	$373,199	$492,807	$422,934
Europe, Middle East and Africa	186,816	290,351	290,395
All others	98,190	107,725	135,892
Total	$658,205	$890,883	$849,221

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M: Segment Reporting (Continued)

The following table sets forth our long-lived assets, excluding deferred tax assets, by geographic region (in thousands):

	Year Ended December 31,
	2009	2008
North America	$67,753	$69,543
Europe, Middle East and Africa	3,074	3,066
All others	3,166	1,764
Total	$73,993	$74,373

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Below is unaudited quarterly financial information for 2009 and 2008 (in millions, except for earnings per share and common stock sales price):

	2009
	Q1	Q2	Q3	Q4
Revenues	$162.6	$157.7	$158.8	$179.1
Gross profit	59.1	57.1	61.3	71.1
Net (loss) earnings	(10.4)	(6.5)	0.0	5.1
Basic (loss) earnings per share	$(0.17)	$(0.11)	$0.00	$0.08
Diluted (loss) earnings per share	$(0.17)	$(0.11)	$0.00	$0.08
Common stock sales price per share:
High	$14.50	$12.80	$15.64	$15.16
Low	$8.68	$9.98	$12.02	$10.36

	2008
	Q1	Q2	Q3	Q4
Revenues	$216.8	$218.3	$234.4	$221.5
Gross profit	87.4	88.9	91.6	86.8
Net earnings	7.7	7.7	11.0	9.3
Basic earnings per share	$0.13	$0.13	$0.18	$0.15
Diluted earnings per share	$0.13	$0.13	$0.18	$0.15
Common stock sales price per share:
High	$24.86	$24.96	$23.00	$19.65
Low	$17.53	$19.56	$15.09	$9.29

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
As of December 31, 2009
Allowance for uncollectible accounts receivable	$2,085	$992	$(1,750)	$1,327
Allowance for sales returns	8,704	302	-	9,006
As of December 31, 2008
Allowance for uncollectible accounts receivable	$3,836	$(441)	$(1,310)	$2,085
Allowance for sales returns	9,018	(314)	-	8,704
As of December 31, 2007
Allowance for uncollectible accounts receivable	$3,653	$342	$(159)	$3,836
Allowance for sales returns	4,143	-	4,875	9,018

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
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

4.2
Revolving Line of Credit Note between the Company, as the Borrower, and Wells Fargo Bank, National Association, as the Lender, amended as of December 12, 2008, filed as Exhibit 4.2 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.

4.3
Continuing Guaranty by Intermec IP Corp., as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.8 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

4.4
Continuing Guaranty by Intermec Technologies Corporation, as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007,  filed as Exhibit 10.9 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.

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

10.4
Employee Benefits Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.3 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.5
Purchase and Sale Agreement, dated as of March 17, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited, Cincinnati Machine U.K. Limited (now UNOVA Operations U.K. Limited), Honsberg Lamb Sonderwerkzeugmachinen GmbH (now UNOVA Germany GmbH), UNOVA Canada, Inc., and UNOVA IP Corp., as Selling entities, and R&B Plastics Holdings, Inc. and MAG Industrial Automation Systems, LLC, as Purchasing Entities (the “Cincinnati Purchase and Sale Agreement”), filed as Exhibit 4.1 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.

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

10.9
Venture Manufacturing Services Framework Agreement, dated December 3, 2008, between Venture Corporation Limited and the Company, filed as Exhibit 10.9 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.   +

10.10
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.6 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.11
Amendment No. 1 to the Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, effective January 1, 2009, filed as Exhibit 10.1 to the Company’s February 5, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.12
Amendment No. 2 to the Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, effective May 26, 2009, filed as Exhibit 10.1 to the Company’s May 28, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.13
Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.14	Director Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.15	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007, filed as Exhibit 10.6 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.16	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.17	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006, filed as Exhibit 10.25 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.18	Action and Amendment to the Company’s Deferred Compensation Plan, dated December 18, 2009.* **

10.19	Intermec, Inc. Change of Control Severance Plan, effective January 7, 2009, filed as Exhibit 10.1 to the Company’s January 8, 2009 current report on Form 8-K, and incorporated herein by reference.**
10.20
Corporate Executive Severance Plan for Chief Executive Officer and Elected Officers of Intermec, Inc. and Certain other Designated and Section 16 Officers, filed as Exhibit 10.3 to the Company’s April 3, 2009 current report on Form 8-K and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.21	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.22	First Amendment to the Company’s Restoration Plan, dated December 18, 2009.* **

10.23
Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.7 to the Company’s  July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.24	First Amendment to the Company’s Supplemental Executive Retirement Plan, dated December 18, 2009.* **

10.25	Summary of Executive Life Insurance Benefit, filed as Exhibit 10.22 to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference.**
10.26
2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s June 28, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.27	2008 Omnibus Incentive Plan, as amended effective July 16, 2009, filed as Exhibit 10.1 to the Company’s July 30, 2009 current report on Form 8-K and incorporated herein by reference.**
10.28	Executive Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.25 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.29	Standard Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.26 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.30
Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.31
Form of Employee Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.3 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.32
2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 31, 2009, filed as Exhibit 10.1 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.33
Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan, filed as Exhibit 10.5 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.34
2008 Long-Term Performance Share Program Agreement for the Award Period January 1, 2009 through December 31, 2011, filed as Exhibit 10.2 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.35
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.36	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.37	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.38
Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.39	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.40
Form of Performance Share Unit Agreement under the Company’s 2004 Long-Term Agreement, filed as Exhibit 10.1 to the Company’s March 30, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.41
Form of Amendment dated December 23, 2005, to all Performance Share Unit Agreements for Performance Periods begun in 2004 and 2005, filed as Exhibit 10.31 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.42
2004 Long Term Performance Share Program, a sub-plan under the 2004 Omnibus Incentive Compensation Plan, filed as exhibit 10.12 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.43
2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), as amended effective January 1, 2006, filed as Exhibit 10.27 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.**

10.44	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.45	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.46	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.47
Amendment of Restricted Stock Agreements under 2001 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.48	Form of Restricted Stock Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.49
2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.50	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.51
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

10.52	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.53
Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.54
1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.55	1997 Stock Incentive Plan, as amended March 30, 2007, filed as Exhibit 10.4 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.56
Summary Sheet – Compensation Arrangements for Patrick J. Byrne, President and Chief Executive Officer, filed as Exhibit 10.13 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.57
Summary Sheet – Compensation Arrangements for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, filed as Exhibit 10.52 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**

10.58	Summary Sheet – Amended Relocation Benefits for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, field as Exhibit 10.1 to the Company’s September 27, 2009 quarterly report on Form 10-Q, and incorporated herein by reference. **

10.59	Summary Sheet – Compensation Arrangements for Dennis A. Faerber, Senior Vice President, Global Supply Chain Operations.**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*

*   Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

**  Compensatory plan or arrangement.

+  Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934.