Form 10-K/A
period 2009-12-31
Intermec, Inc.
filed 2010-03-31
CIK 1044590

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

EXPLANATORY NOTE

               This Form 10-K/A (this “Amendment”) includes an amended and restated Exhibit Index to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 22, 2010, correcting inadvertent errors with respect to the identification of Exhibits 10.10 and 10.27 and certain other typographical errors.  This Amendment also removes Exhibits 10.11, 10.12 and 10.59 from the originally filed Exhibit Index and renumbers all remaining Exhibits as applicable.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the Exhibit Index and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  This Amendment does not reflect any events occurring after the initial filing date of the Annual Report on Form 10-K or otherwise modify or update any of the information contained therein in any way.  Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K filed by the Registrant on February 22, 2010.

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
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

Exhibit No.	Description of Exhibits
10.9
Venture Manufacturing Services Framework Agreement, dated December 3, 2008, between Venture Corporation Limited and the Company, filed as Exhibit 10.9 to the Company’s 2008 Annual Report on Form 10-K, and incorporated herein by reference.+

10.10
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, as amended and restated effective July 16, 2009, filed as Exhibit 10.1 to the Company’s July 30, 2009 current report on Form 8-K and incorporated herein by reference.**

10.11
Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.12	Director Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.13	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007, filed as Exhibit 10.6 to the Company’s 2007 Annual Report on Form 10-K, and incorporated herein by reference.**
10.14	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.15	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006, filed as Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K, and incorporated herein by reference.**
10.16	Action and Amendment to the Company’s Deferred Compensation Plan, dated December 18, 2009.* ** ++
10.17	Intermec, Inc. Change of Control Severance Plan, effective January 7, 2009, filed as Exhibit 10.1 to the Company’s January 8, 2009 current report on Form 8-K, and incorporated herein by reference.**
10.18
Corporate Executive Severance Plan for Chief Executive Officer and Elected Officers of Intermec, Inc. and Certain other Designated and Section 16 Officers, filed as Exhibit 10.3 to the Company’s April 3, 2009 current report on Form 8-K and incorporated herein by reference.**

10.19	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.20	First Amendment to the Company’s Restoration Plan, dated December 18, 2009.* ** ++
10.21
Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.7 to the Company’s  July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.22	First Amendment to the Company’s Supplemental Executive Retirement Plan, dated December 18, 2009.* ** ++
10.23	Summary of Executive Life Insurance Benefit, filed as Exhibit 10.22 to the Company’s 2008 Annual Report on Form 10-K and incorporated herein by reference.**
10.24
2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s June 29, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

Exhibit No.	Description of Exhibits
10.25	2008 Omnibus Incentive Plan, as amended and restated effective July 9, 2008, filed as Exhibit 10.1 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.26	Executive Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.25 to the Company’s 2008 Annual Report on Form 10-K, and incorporated herein by reference.**
10.27	Standard Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.26 to the Company’s 2008 Annual Report on Form 10-K, and incorporated herein by reference.**
10.28
Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.29
Form of Employee Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.3 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.30
2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 31, 2009, filed as Exhibit 10.1 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.31
Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan, filed as Exhibit 10.5 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.32
2008 Long-Term Performance Share Program Agreement for the Award Period January 1, 2009 through December 31, 2011, filed as Exhibit 10.2 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.33
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.34	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.35	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.36
Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.37	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
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

Exhibit No.	Description of Exhibits
10.41
2004 Long-Term Performance Share Program (the “Long-Term Program”), a sub-plan under the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”), as amended effective January 1, 2006, filed as Exhibit 10.27 to the Company’s 2005 Annual Report on Form 10-K, and incorporated herein by reference.**

10.42	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.43	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.44	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.45
Amendment of Restricted Stock Agreements under 2001 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.46	Form of Restricted Stock Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.47
2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 Annual Report on Form 10-K, and incorporated herein by reference.**

10.48	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.49
 Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan  (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.50	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.51
Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.52
1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 Annual Report on Form 10-K, and incorporated herein by reference.**

10.53	1997 Stock Incentive Plan, as amended March 30, 2007, filed as Exhibit 10.4 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.54
Summary Sheet – Compensation Arrangements for Patrick J. Byrne, President and Chief Executive Officer, filed as Exhibit 10.13 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.55
Summary Sheet – Compensation Arrangements for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, filed as Exhibit 10.52 to the Company’s 2008 Annual Report on Form 10-K, and incorporated herein by reference.**

10.56
Summary Sheet – Amended Relocation Benefits for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, filed as Exhibit 10.1 to the Company’s September 27, 2009 quarterly report on Form 10-Q, and incorporated herein by reference. **

Exhibit No.	Description of Exhibits
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 31, 2010. ***
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated March 31, 2010. ***
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 19, 2010.*

*   Copies of these exhibits are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2010.

**  Compensatory plan or arrangement.

*** Copies of these exhibits are included in Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

+  Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934.

++ Copies of Exhibits 10.16, 10.20 and 10.22 were originally filed as Exhibits 10.18, 10.22 and 10.24, respectively, in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2010.