Form 10-Q
period 2010-03-28
Intermec, Inc.
filed 2010-04-30
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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
(425) 348-2600
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

Large accelerated filer ☒	Accelerated filer 

Non-accelerated filer 	Smaller reporting company filer 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 23, 2010
Common Stock, $0.01 par value per share	61,776,580 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009
Revenues:
Product	$115,743	$128,664
Service	33,487	33,909
Total revenues	149,230	162,573

Costs and expenses:
Cost of product revenues	72,891	83,366
Cost of service revenues	19,320	20,136
Research and development	14,973	15,913
Selling, general and administrative	44,916	51,009
Restructuring charges	737	8,582
Impairment of facility	2,421	-
Total costs and expenses	155,258	179,006

Operating loss	(6,028)	(16,433)
Interest income	150	341
Interest expense	(345)	(226)
Loss before income taxes	(6,223)	(16,318)
Income tax benefit	(2,578)	(5,917)
Net loss	$(3,645)	$(10,401)

Basic loss per share	$(0.06)	$(0.17)
Diluted loss per share	$(0.06)	$(0.17)

Shares used in computing basic loss per share	61,841	61,455
Shares used in computing diluted loss per share	61,841	61,455

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 28, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$188,862	$201,884
Short-term investments	36,601	36,301
Accounts receivable, net	100,317	106,890
Inventories, net	94,715	101,537
Current deferred tax assets, net	51,118	51,140
Assets held for sale	3,783	-
Other current assets	13,839	16,826
Total current assets	489,235	514,578

Property, plant and equipment, net	37,309	37,383
Other acquired intangibles, net	2,321	2,587
Deferred tax assets, net	186,222	182,457
Other assets	28,873	34,404
Total assets	$743,960	$771,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,622	$102,607
Payroll and related expenses	18,693	20,683
Deferred revenue	42,364	39,038
Total current liabilities	141,679	162,328

Long-term deferred revenue	21,136	22,010
Pension and other postretirement benefits liabilities	80,212	81,897
Other long-term liabilities	14,876	14,891

Commitments

Shareholders' equity:
Common stock (250,000 shares authorized, 62,253 and 62,203 shares issued and 61,702 and 61,653 outstanding)	623	622
Additional paid-in capital	706,048	703,590
Accumulated deficit	(177,890)	(174,245)
Accumulated other comprehensive loss	(42,724)	(39,684)
Total shareholders' equity	486,057	490,283
Total liabilities and shareholders' equity	$743,960	$771,409

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009
Cash and cash equivalents at beginning of the period	$201,884	$221,335

Cash flows from operating activities:
Net loss	(3,645)	(10,401)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,746	3,974
Impairment of facility	2,421	-
Deferred taxes	(3,195)	(6,183)
Stock-based compensation	1,905	2,036
Excess tax shortfall from stock-based payment arrangements	-	557
Changes in operating assets and liabilities:
Accounts receivable	6,573	30,613
Inventories	6,683	9,228
Accounts payable and accrued expenses	(22,166)	(31,192)
Other long-term liabilities	2,785	975
Other operating activities	(1,007)	484
Net cash (used in) provided by operating activities	(5,900)	91

Cash flows from investing activities:
Additions to property, plant and equipment	(2,890)	(2,385)
Sales of property, plant and equipment	-	1,866
Other investing activities	(842)	(1,096)
Net cash used in investing activities	(3,732)	(1,615)

Cash flows from financing activities:
Excess tax shortfall from stock-based payment arrangements	-	(557)
Stock options exercised and other	554	362
Net cash provided by (used in) financing activities	554	(195)

Effect of exchange rate changes on cash and cash equivalents	(3,944)	(3,567)
Resulting decrease in cash and cash equivalents	(13,022)	(5,286)

Cash and cash equivalents at end of the period	$188,862	$216,049

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting mainly of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Intermec, Inc. and our subsidiaries. Intercompany transactions and balances have been eliminated. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the "2009 Form 10-K”).

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standard Board (“FASB”) updated its guidance on software revenue recognition. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This update must be adopted in the same period using the same transition method as indicated below in the update to revenue arrangements with multiple deliverables. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Reclassification

Certain amounts within the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of March 28, 2010, consisted of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	March 28, 2010
Money market funds	$108,373	$-	$-	$108,373
Certificates of deposit	24,168	-	-	24,168
Bond fund	30,573	-	-	30,573
Stock	201	-	-	201
Derivative instruments - assets	-	1,033	-	1,033
Total assets at fair value	$163,315	$1,033	$-	$164,348

				Balance as of
	Level 1	Level 2	Level 3	March 28, 2010
Derivative instruments - liabilities	$-	$(991)	$-	$(991)
Total liabilities at fair value	$-	$(991)	$-	$(991)

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2009, consisted of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2009
Money market funds	$111,971	$-	$-	$111,971
Certificates of deposit	12,142	-	-	12,142
Bond fund	30,459	-	-	30,459
Stock	166	-	-	166
Derivative instruments - assets	-	1,743	-	1,743
Total assets at fair value	$154,738	$1,743	$-	$156,481

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2009
Derivative instruments - liabilities	$-	$(1,199)	$-	$(1,199)
Total liabilities at fair value	$-	$(1,199)	$-	$(1,199)

Our level 2 financial instrument values are based on comparable sales, such as quoted market rates for similar contracts. Level 3 values refer to fair values using unobservable inputs that are not corroborated by market data.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, when necessary. During the quarter ended March 28, 2010, we recorded an approximately $2.4 million impairment loss related to a real estate asset we held using unobservable inputs (level 3). This asset with adjusted carrying value of $3.8 million was reclassified from long-term other assets to assets held for sale as of March 28, 2010.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at March 28, 2010 and March 29, 2009, approximate their carrying values due to their short-term nature.

3. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, including inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $79.7 million as of March 28, 2010. Principal currencies we hedged include the euro, British pound, Mexico Peso, Danish Krona and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The net gain resulted from these contracts recorded in selling, general and administrative expense was approximately $0.7 and $0.3 million for the quarters ended March 28, 2010 and March 29, 2009, respectively. We recorded a net liability of $0 and $0.6 million in accounts payable and accrued expense for the quarters ended March 28, 2010 and March 29, 2009, respectively.

4. Accounts Receivable, net

    Accounts receivable, net consisted of the following (in thousands):

	March 28, 2010	December 31, 2009
Accounts receivable, gross	$105,740	$117,223
Less:
Allowance for sales returns	4,205	9,006
Allowance for doubtful accounts	1,218	1,327
Accounts receivable, net	$100,317	$106,890

Our allowance for sales returns include estimated customer returns and other incentives that were part of the sales for March 28, 2010. For the period ended December 31, 2009 our allowance for sales returns included estimated customer returns, price exceptions of $2.8 million, and other incentives that were part of sales. Beginning in 2010, we began to globally record price exceptions directly to the customers' account instead of an allowance to gross receivables. One customer, ScanSource accounted for 15% and 18% of our accounts receivable as of March 28, 2010, and December 31, 2009, respectively.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Inventories

Inventories consisted of the following (in thousands):

	March 28, 2010	December 31, 2009
Raw materials	$45,257	$45,449
Service parts	8,720	7,794
Work in process	1,117	252
Finished goods	39,621	48,042
Inventories, net	$94,715	$101,537

In addition to the inventories described above, service parts inventories totaling $4.5 and $4.3 million that were not expected to be sold within the next 12 months are classified as other assets as of March 28, 2010, and December 31, 2009, respectively.

6. Income Tax Benefit

The tax benefit for the quarter ended March 28, 2010 reflects an effective tax rate for continuing operations of 41.4% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate of approximately 41.0% for fiscal year 2010, which excludes the impact of discrete items. Our projected 2010 effective tax rate is higher than 2009 due primarily to our projected mix of taxable income between jurisdictions and the U.S. research and development tax credit benefits that existed in 2009 which Congress has not renewed for 2010.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, there will be a favorable impact on our 2010 effective income tax rate.

The tax benefit for the quarter ended March 29, 2009, reflected an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

7. Shares Used in Computing Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended
	March 28, 2010	March 29, 2009
Weighted average shares - basic	61,840,652	61,455,061
Dilutive effect of unvested restricted shares and stock options	-	-
Weighted average shares - diluted	61,840,652	61,455,061

Our employees and directors held options to purchase 2,358,719 and 2,709,667 shares of our common stock for the quarters ended March 28, 2010, and March 29, 2009, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

A summary of share-based compensation expense related to employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (‘PSU”) for the quarters ended March 28, 2010, and March 29, 2009, is as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Cost of revenue	$63	$63
Selling, general and administrative	1,726	1,818
Total	$1,789	$1,881

For the quarter ended March 28, 2010, we granted 100,749 options to employees with an average fair value of $5.63 per option, which will vest annually in substantially equal quantities over four years from the date of grant. The Black-Scholes assumptions used for these calculations were as follows:

Three Months Ended
March 28, 2010
Fair value assumptions:
Expected life in years	4.99
Expected volatility	40.52%
Expected dividend yield	0.00%
Risk-free interest rate	2.42%

9. Shareholders’ Equity

Our accumulated other comprehensive loss consisted of the following (in thousands):

	March 28, 2010	December 31, 2009
Foreign currency translation adjustment	$305	$3,900
Unamortized benefit plan costs, net of tax of $24,022 and $23,918	(42,869)	(43,402)
Unrealized loss on investments, net of tax of $(57) and $(65)	(160)	(182)
Accumulated other comprehensive loss	$(42,724)	$(39,684)

Our comprehensive loss for the quarters ended March 28, 2010, and March 29, 2009, was as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net loss	$(3,645)	$(10,401)
Other comprehensive loss:
Foreign currency translation adjustments	(3,595)	(3,571)
Unrealized gain (loss) on investment, net of tax of $12 and $(19)	22	(54)
Amortization of benefit plan costs, net of tax of $104 and $393	533	708
Total other comprehensive loss	(3,040)	(2,917)
Total comprehensive loss	$(6,685)	$(13,318)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Segment Reporting

Our reportable segments are comprised of products and services. The product segment generates revenue from development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The service segment generates revenue from customer support, product maintenance and professional services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

For the quarters ended March 28, 2010, and March 29, 2009, one distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $30.2 and $20.2 million for the quarters ended March 28, 2010, and March 29, 2009, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Revenues:
Product	$115,743	$128,664
Service	33,487	33,909
Total	$149,230	$162,573

Gross profit:
Product	$42,852	$45,298
Service	14,167	13,773
Total	$57,019	$59,071

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Revenues:
Systems and solutions	$79,151	$93,138
Printer and media	36,592	35,526
Service	33,487	33,909
Total	$149,230	$162,573

11. Product Warranties

The following table indicates the change in our warranty liability included in current liabilities (in thousands):

	March 28, 2010	December 31, 2009
Beginning balance	$2,913	$4,220
Payments or parts usage	(682)	(5,789)
Additional provision	1,013	4,482
Ending balance	$3,244	$2,913

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of March 28, 2010, and December 31, 2009, respectively. We have not made any significant indemnification payments as a result of these clauses.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the quarters ended March 28, 2010, and March 29, 2009, are as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Quarters Ended March 28, 2010 and March 29, 2009:
Service cost	$255	$327	$74	$-	$-	$-
Interest cost	2,949	2,937	462	426	64	64
Expected return on plan assets	(2,686)	(2,694)	(559)	(407)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(31)	-	-
Actuarial loss	6	952	9	9	11	-
Prior service cost	106	144	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$630	$1,666	$(45)	$(3)	$75	$64

During the quarter ended March 28, 2010, we contributed approximately $3.0 million to our pension and other postretirement benefit plans, comprising $1.8 million in benefits paid pertaining to funded and unfunded U.S. defined benefit plans, $0.6 million in matching contributions to our 401(k) plan, and $0.6 million in contributions to our foreign pension plans. Benefits paid pertaining to our other postretirement benefit plans were not material during the first quarter of 2010. We expect to contribute an additional $9.3 million to these plans during the remainder of 2010, of which $5.4 million relates to benefit payments on our funded and unfunded U.S. defined benefit plans, $1.8 million in matching contributions to our 401(k) plan, $1.8 million in contributions to our foreign pension plans and $0.3 million in benefit payments pertaining to our other postretirement benefit plans.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. Restructuring Charges

The total pre-tax restructuring costs for the restructuring plan announced in January 2009 were approximately $9.5 million, including employee termination costs of approximately $8.4 million, and $1.1 million of other transitional costs. We recorded the entire restructuring charge in 2009, and substantially all of the severance-related and periodic transitional costs were cash expenditures. We expect to achieve an annual labor-related savings of $14.0 to $16.0 million in connection with this restructuring plan.

The total restructuring costs for the restructuring plan announced in April 2009 are in an anticipated pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $0.7 million in the quarter ended March 28, 2010. We expect to record the remaining charge throughout 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We expect to achieve annualized labor-related savings of $17.0 to $19.0 million in connection with this restructuring plan.

We made cash payments totalling $2.2 million in the quarter ended March 28, 2010 in connection with the restructuring plans announced in January and April 2009.

The following table displays the restructuring charges incurred by reportable segment (in millions):

		Restructuring Charges Recorded for the Quarter Ended
Segment	Total Charges Expected to be Incurred	March 28, 2010	March 29, 2009	Total Restructuring Charges Incurred to Date
Product	$1.7	$-	$0.2	$1.7
Service	1.8	-	1.0	1.8
Unallocated	20.0	0.7	7.4	17.8
Total	$23.5	$0.7	$8.6	$21.3

The reconciliation of accrued restructuring charges as of March 28, 2010, is summarized in the table below (in millions).

	Accrued Employee Termination Costs per Contract	Accrued One-Time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2009	$2.6	$0.3	$2.9	$-	$2.9
Restructuring charges recorded in Q1 2010	0.1	0.6	0.7	-	0.7
Utilization of 2009 restructuring plans	(1.3)	(0.9)	(2.2)	-	(2.2)
Balance at March 28, 2010	$1.4	$-	$1.4	$-	$1.4

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

Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our 2009 Form 10-K and quarterly reports on Form 10-Q, which are available on our website at www.intermec.com.

You are encouraged to review the Risk Factors portion of Item 1A of Part II of this filing, which discusses the risk factors associated with our business.

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

The unfavorable global economy continued to adversely affect our business and revenue during the first quarter of 2010. Although there are mixed signs that a gradual recovery has begun in some sectors of the economy and regions, we believe that capital spending for both commercial and public sector customers continues to be constrained or slow, particularly for large projects, as contrasted to incremental purchases or small deployments. For potential civilian and military customers in the U.S. Federal government, we expect budgets to continue to be affected by the pace and priority of appropriations and military spending.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following discussion compares our results of operations for the quarters ended March 28, 2010, and March 29, 2009.

Results of operations and percentage of revenues were as follows (in millions except for per share data):

	Three Months Ended
	March 28, 2010		March 29, 2009
	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$149.2		$162.6
Costs and expenses:
Cost of revenues	92.2	61.8%	103.5	63.7%
Research and development	15.0	10.1%	15.9	9.8%
Selling, general and administrative	44.9	30.1%	51.0	31.3%
Restructuring charges	0.7	0.5%	8.6	5.3%
Impairment of facility	2.4	1.6%		-
Total costs and expenses	155.2	104.1%	179.0	110.1%

Operating loss	(6.0)	(4.0%)	(16.4)	(10.1%)
Interest, net	(0.2)	(0.1%)	0.1	0.1%
Loss before income taxes	(6.2)	(4.1%)	(16.3)	(10.0%)
Income tax benefit	(2.6)	(1.7%)	(5.9)	(3.6%)
Net loss	$(3.6)	(2.4%)	$(10.4)	(6.4%)

Basic loss per share	$(0.06)		$(0.17)
Diluted loss per share	$(0.06)		$(0.17)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and as a percentage of total revenues from operations for the quarters ended March 28, 2010, and March 29, 2009, were as follows (in millions):

	Three Months Ended
	March 28, 2010	Percent of Revenues	March 29, 2009	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	79.1	53.0%	$93.1	57.3%	$(14.0)	(15.0%)
Printer and media	36.6	24.5%	35.6	21.9%	1.0	2.8%
Service	33.5	22.5%	33.9	20.8%	(0.4)	(1.2%)
Total revenues	$149.2	100.0%	$162.6	100.0%	$(13.4)	(8.2%)

Revenues by geographic region and as a percentage of total revenues from operations for the quarters ended March 28, 2010, and March 29, 2009, were as follows (in millions):

	Three Months Ended
	March 28, 2010	Percent of Revenues	March 29, 2009	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	74.5	49.9%	$103.6	63.7%	$(29.1)	(28.1%)
Europe, Middle East and Africa (EMEA)	50.9	34.1%	39.0	24.0%	11.9	30.5%
All others	23.8	16.0%	20.0	12.3%	3.8	19.0%
Total revenues	$149.2	100.0%	$162.6	100.0%	$(13.4)	(8.2%)

The decrease in quarterly revenue of $13.4 million, or 8.2%, was attributable to a $13.0 million decrease in product revenue, and a $0.4 million decrease in service revenue. The decrease in product revenue was primarily attributable to a $14.0 million decrease in systems and solution products, which was partially offset by a $1.0 million increase in printer and media revenues. The decrease in our systems and solution products revenue was primarily due to on-going economic and capital spending constraints in North American enterprise and public sector projects. Additionally, Q1 2009 product revenues included some government projects that were not repeated in Q1 2010. The increase in printer and media revenues was driven by increase in our enterprise deals and distribution business.

Service revenues for the quarter ended March 28, 2010 were consistent compared to the corresponding prior-year period.

Geographically, revenues in North America decreased by $29.1 million or 28.1%, while revenues in EMEA and the rest of the world increased by $11.9 million or 30.5%, and $3.8 million or 19.0%, respectively, over the corresponding prior-year period. The reduction in North America revenues was primarily due to on-going economic and capital spending constraints in enterprise and public sector projects. The changes in foreign currency conversion rates as compared to the foreign currency exchange rate used in prior-year period favorably impacted EMEA revenue by $3.3 million, or 8 percentage points. The remaining increase in EMEA revenues was mainly attributable to increase in our enterprise deals and distribution business. Across all regions the favorable impact of foreign currency rates as compared to the foreign currency exchange rate used in the prior-year period was $6.0 million, or 4 percentage points.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the quarters ended March 28, 2010, and March 29, 2009, were as follows (in millions):

	Three Months Ended
	March 28, 2010		March 29, 2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$42.8	37.0%	$45.3	35.2%
Service	14.2	42.3%	13.8	40.6%
Total gross profit and gross margin	$57.0	38.2%	$59.1	36.3%

The total gross profit for the quarter ended March 28, 2010, decreased $2.1million, or 3.6%, compared to the corresponding prior-year period. The decrease in total gross profit primarily resulted from a $2.5 million decrease in product gross profit due to reduced volumes of product sales.

Product gross margin for the quarter ended March 28, 2010, increased 1.8 percentage points as compared to the quarter ended March 29, 2009. The increase in product gross margin was primarily due to improved economic conditions, favorable foreign exchange impact and margin management. Service gross margins increased 1.7 percentage points for the quarter ended March 28, 2010, over the corresponding prior-year period, primarily due to favorable foreign exchange impact and margin management.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	March 28, 2010	March 29, 2009	Change
Research and development expense	$15.0	$15.9	$(0.9)
Selling, general and administrative expense	44.9	51.0	(6.1)
Restructuring charges	0.7	8.6	(7.9)
Impairment loss	2.4	-	2.4
Interest, net	(0.2)	0.1	(0.3)

Research and development expense. The total research and development (“R&D”) expense was $15.0 and $15.9 million for the quarters ended March 28, 2010, and March 29, 2009, respectively. The decrease was due to the timing of projects within our research and development group.

Selling, general and administrative expense. The total selling, general and administrative (“SG&A”) expenses were $44.9 million and $51.0 million for the quarters ended March 28, 2010 and March 29, 2009, respectively. The decrease in SG&A expense for the three months ended March 28, 2010, of $6.1 million, compared to the three month period ended March 29, 2009, was primarily attributable to labor-related savings from our two restructuring activities announced in 2009, reduction in pension-related costs from the freezing of our pension plans in December 2009 and other ongoing cost reduction programs.

Impairment of facility. The impairment loss of $2.4 million reflected our write down of a real estate asset we held at March 28, 2010.

Interest, net. Net interest expense was $0.2 million for the quarter ended March 28, 2010, compared to net interest income of $0.1 million for the corresponding prior-year period. The decrease in interest income was mainly due to lower average interest rates as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restructuring charges. The restructuring charges were $0.7 and $8.6 million for the quarters ended March 28, 2010, and March 29, 2009, respectively. We announced two restructuring programs in 2009 to reduce our operating costs and improve efficiency in light of the economic downturn. Details of these two programs are as follows:

The total pre-tax restructuring costs for the restructuring plan announced in January 2009 were approximately $9.5 million, including employee termination costs of approximately $8.4 million, and $1.1 million of other transitional costs. We recorded the entire restructuring charge in 2009, and substantially all of the severance-related and periodic transitional costs were cash expenditures. We expect to achieve an annual labor-related savings of $14.0 to $16.0 million in connection with this restructuring plan.

The total restructuring costs for the restructuring plan announced in April 2009 are in an anticipated pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $0.7 million in the quarter ended March 28, 2010. We expect to record the remaining charge throughout 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We expect to achieve annualized labor-related savings of $17.0 to $19.0 million in connection with this restructuring plan.

Income Tax Benefit (in millions)

	Three Months Ended
	March 28, 2010	March 29, 2009	Change
Income tax benefit	$(2.6)	$(5.9)	$3.3

The tax benefit for the quarter ended March 28, 2010 reflects an effective tax rate for continuing operations of 41.4% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate of approximately 41.0% for fiscal year 2010, which excludes the impact of discrete items. Our projected 2010 effective tax rate is higher than 2009 due primarily to our projected mix of taxable income between jurisdictions and the U.S. research and development tax credit benefits that existed in 2009 which Congress has not renewed for 2010.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, there will be a favorable impact on our 2010 effective income tax rate.

The tax benefit for the quarter ended March 29, 2009, reflected an effective tax rate for continuing operations of 36.3% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. In addition, we have an unsecured Revolving Credit Facility as described in Capital Resources section.

Cash Flow Summary

Our cash flows are summarized in the following table (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net cash (used in) provided by operating activities	$(5,900)	$91
Net cash used in investing activities	(3,732)	(1,615)
Net cash provided by (used in) financing activities	554	(195)

At March 28, 2010, cash, cash equivalents and short-term investments totaled $225.5 million, a decrease of $12.7 million compared to the December 31, 2009 balance of $238.2 million. Our short-term investments consist primarily of low risk securities, including short-term bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Cash used in operating activities for the quarter ended March 28, 2010, was $5.9 million and consisted of net loss of $3.6 million, adjustments for non-cash items of $4.9 million and cash used by working capital and other activities of $7.2 million. Cash used in operating activities in the first quarter of 2010 was primarily due to net loss and payment of trade payables from year end inventory and other purchases during the late fourth quarter of 2009.

For the quarter ended March 28, 2010, investing activities used $3.7 million of cash primarily due to capital expenditures of $2.9 million. Cash used in investing activities for the first quarter of 2009 was $1.6 million. This was related to capital expenditures of $2.4 million and capitalized patent legal fees of $1.1 million, offset by proceeds from sale of property of $1.9 million.

Financing activities for the quarter ended March 28, 2010, provided cash of $0.6 million, related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options. Cash used in financing activities for the first quarter of 2009 was $0.2 million, related primarily to the tax effect on stock-based payment arrangement.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at March 28, 2010, of $48.5 million under the Revolving Facility. We had no borrowings under the Revolving Facility as of March 28, 2010. As of March 28, 2010, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012. There have been no changes to key terms of the Revolving Facility as previously disclosed on the 2009 Form 10-K.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

Our contractual commitments as of March 28, 2010, have not changed materially from those disclosed in Item 7 of our 2009 Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2009 Form 10-K. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 28, 2010, there have been no material changes in the information provided in Item 7A of our 2009 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of March 28, 2010. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in our 2009 Form 10-K and in this report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the 2009 Form 10-K under the caption “Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable” is restated in its entirety as follows:

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

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology.  A deterioration of global, regional or local political, economic or social conditions could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans and efforts.  These global, regional or local conditions may also cause governments to change their spending priorities, which may delay, reduce or eliminate funding for the types of hardware, software and services we sell. These conditions also could disrupt commerce in ways that could interrupt our supply chain and our ability to get products to our customers.  These conditions may also affect our ability to conduct business as usual.  Changes in foreign currency exchange rates may negatively impact reported revenue and expenses.  In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

ITEM 6. EXHIBITS

10.1	Action and Second Amendment to the Intermec Deferred Compensation Plan, dated March 18, 2010
10.2	Intermec, Inc. Change of Control Severance Plan, Amended and Restated as of March 22, 2010
10.3	Intermec, Inc. Senior Officer Severance Plan, Amended and Restated Effective February 16, 2010 (formerly, the Corporate Executive Severance Plan)
10.4	Form of Restricted Stock Unit Agreement for awards under the Intermec, Inc. 2008 Omnibus Incentive Plan
10.5	Form of Performance Share Unit Agreement under the 2008 Long-Term Performance Share Program, as amended, under the Intermec, Inc. 2008 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of April 29, 2010
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of April 29, 2010
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of April 29, 2010
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of April 29, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

April 29, 2010