Form 10-Q
period 2010-06-27
Intermec, Inc.
filed 2010-08-05
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 23, 2010
Common Stock, $0.01 par value per share	61,854,804 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Revenues:
Product	$128,729	$123,339	$244,472	$252,002
Service	32,432	34,376	65,919	68,286
Total revenues	161,161	157,715	310,391	320,288

Costs and expenses:
Cost of product revenues	81,952	80,927	154,843	164,293
Cost of service revenues	19,799	19,714	39,119	39,851
Research and development	18,315	15,375	33,288	31,288
Selling, general and administrative	45,916	44,711	90,832	95,719
Restructuring charges	225	7,345	962	15,927
Impairment of facility	587	-	3,008	-
Total costs and expenses	166,794	168,072	322,052	347,078

Operating loss	(5,633)	(10,357)	(11,661)	(26,790)
Interest income	394	261	544	602
Interest expense	(323)	(227)	(668)	(452)
Loss before income taxes	(5,562)	(10,323)	(11,785)	(26,640)
Income tax benefit	(2,854)	(3,781)	(5,431)	(9,698)
Net loss	$(2,708)	$(6,542)	$(6,354)	$(16,942)

Basic loss per share	$(0.04)	$(0.11)	$(0.10)	$(0.28)
Diluted loss per share	$(0.04)	$(0.11)	$(0.10)	$(0.28)

Shares used in computing basic loss per share	61,949	61,606	61,896	61,532
Shares used in computing diluted loss per share	61,949	61,606	61,896	61,532

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 27, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$186,622	$201,884
Short-term investments	36,608	36,301
Accounts receivable, net	94,307	106,890
Inventories, net	92,997	101,537
Current deferred tax assets, net	53,080	51,140
Assets held for sale	3,196	-
Other current assets	15,662	16,826
Total current assets	482,472	514,578

Property, plant and equipment, net	36,880	37,383
Other acquired intangibles, net	2,057	2,587
Deferred tax assets, net	188,160	182,457
Other assets	28,004	34,404
Total assets	$737,573	$771,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,222	$102,607
Payroll and related expenses	21,968	20,683
Deferred revenue	38,559	39,038
Total current liabilities	141,749	162,328

Long-term deferred revenue	21,641	22,010
Pension and other postretirement benefits liabilities	79,116	81,897
Other long-term liabilities	14,319	14,891

Commitments

Shareholders' equity:
Common stock (250,000 shares authorized, 62,362 and 62,203 shares issued and 61,795 and 61,653 outstanding)	624	622
Additional paid-in-capital	708,696	703,590
Accumulated deficit	(180,599)	(174,245)
Accumulated other comprehensive loss	(47,973)	(39,684)
Total shareholders' equity	480,748	490,283
Total liabilities and shareholders' equity	$737,573	$771,409

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash and cash equivalents at beginning of the period	$201,884	$221,335

Cash flows from operating activities:
Net loss	(6,354)	(16,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,422	7,846
Impairment of facility	3,008	-
Deferred taxes	(6,790)	(10,524)
Stock-based compensation	4,241	4,172
Changes in operating assets and liabilities:
Accounts receivable	8,809	33,604
Inventories	7,025	25,021
Accounts payable and accrued expenses	(19,554)	(34,884)
Other long-term liabilities	54	(3,153)
Other operating activities	1,425	3,531
Net cash (used in) provided by operating activities	(714)	8,671

Cash flows from investing activities:
Additions to property, plant and equipment	(6,759)	(4,720)
Sales of property, plant and equipment	-	1,867
Capitalized patent legal fees	(1,487)	(2,321)
Net cash used in investing activities	(8,246)	(5,174)

Cash flows from financing activities:
Stock options exercised and other	863	870
Net cash provided by financing activities	863	870

Effect of exchange rate changes on cash and cash equivalents	(7,165)	1,373
Resulting (decrease) increase in cash and cash equivalents	(15,262)	5,740

Cash and cash equivalents at end of the period	$186,622	$227,075

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 Form 10-K”).

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standard Board (“FASB”) updated its guidance on software revenue recognition. According to this update, tangible products containing software components and non-software components, which function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. This update must be adopted in the same period using the same transition method as indicated below in the update to revenue arrangements with multiple deliverables. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. This guidance alters the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. We are currently assessing the potential impact that adoption of this guidance may have on our consolidated financial statements.

Reclassification

Certain amounts within the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Immaterial Restatement of the Statement of Cash Flows

Subsequent to the issuance of our 2009 consolidated financial statements, we determined that certain balances within the 2009 condensed consolidated statement of cash flows were misstated due to non-cash foreign currency adjustments related to working capital items that were inappropriately mapped to the effect of exchange rates on cash and cash equivalents contrary to ASC 30, Statement of Cash Flows. In addition, we corrected for the tax benefit from stock-based payment arrangements as prescribed by ASC 718, Compensation - Stock Compensation. As a result, the affected line items under Cash flows from operating activities, Cash flows from financing activities, and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the six months ended June 28, 2009, have been restated as follows (in thousands):

	Six Months Ended June 28, 2009
	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(10,634)	$(10,524)
Excess tax benefit from stock-based payment arrangements	547	-
Changes in operating assets and liabilities:
Accounts receivable	32,289	33,604
Inventories	24,516	25,021
Accounts payable and accrued expenses	(34,968)	(34,884)
Other long-term liabilities	(2,584)	(3,153)
Other operating activities	3,567	3,531
Net cash provided by operating activities	7,809	8,671

Cash flows from financing activities:
Excess tax benefit from stock-based payment arrangements	(547)	-
Net cash provided by financing activities	323	870

Effect of exchange rate changes on cash and cash equivalents	$2,782	$1,373

The "As Reported" amounts are presented after the impact of reclassifications described above.

The restatements impacted only line items within the condensed consolidated statement of cash flows, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported. The restated line items do not have any impact on the condensed consolidated balance sheets or statements of operations for any period. We have also set forth in Part II, Item 5, disclosure regarding impact of the restatement of the affected line items of the consolidated statement of cash flows for the years ended December 31, 2009 and 2008, and of the condensed consolidated statement of cash flows for the three months ended March 28, 2010, March 29, 2009, and nine months ended September 27, 2009. We do not consider any of these corrections to be material.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of June 27, 2010, were comprised of the following (in thousands):

				Balance as of
	Level 1	Level 2	Level 3	June 27, 2010
Money market funds	$103,412	$-	$-	$103,412
Certificates of deposit	23,565	-	-	23,565
Bond fund	30,682	-	-	30,682
Stock	175	-	-	175
Derivative instruments – assets	-	912	-	912
Total assets at fair value	$157,834	$912	$-	$158,746

				Balance as of
	Level 1	Level 2	Level 3	June 27, 2010
Derivative instruments – liabilities	$-	$(564)	$-	$(564)
Total liabilities at fair value	$-	$(564)	$-	$(564)

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2009, were comprised of the following (in thousands):

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

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, at least annually or when necessary. During the three and six months ended June 27, 2010, we recorded impairment losses of approximately $0.6 and $3.0 million, respectively, related to a real estate asset we hold. The fair value of this asset was measured using unobservable inputs (level 3). This asset with an adjusted carrying value of $3.2 million as of June 27, 2010 is classified within assets held for sale.

The estimated fair values of certain cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at June 27, 2010, and June 28, 2009, approximate their carrying values due to their short-term nature.

3. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany transactions, including inventory purchases made by our subsidiaries that are denominated in U.S. dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $47.4 million as of June 27, 2010. Principal currencies we hedged include the Euro, British Pound, Mexican Peso, and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The net gain resulting from these contracts recorded in selling, general and administrative expense was approximately $0.2 and $0.1 million for the quarters ended June 27, 2010, and June 28, 2009, respectively. We recorded a net asset (liability) of $0.3 and $(0.2) million in other current assets or accounts payable and accrued expense for the quarters ended June 27, 2010, and June 28, 2009, respectively.

4. Accounts Receivable, Net

    Accounts receivable, net, consisted of the following (in thousands):

	June 27, 2010	December 31, 2009
Accounts receivable, gross	$98,792	$117,223
Less:
Allowance for sales returns	3,277	9,006
Allowance for doubtful accounts	1,208	1,327
Accounts receivable, net	$94,307	$106,890

Our allowance for sales returns includes estimated customer returns and other incentives that were recorded as a reduction of sales for June 27, 2010. For the period ended December 31, 2009, our allowance for sales returns included estimated customer returns, price exceptions, and other incentives that were part of sales. Beginning in 2010, we began to globally record price exceptions directly to the customers‘ account instead of an allowance to gross receivables. One customer, ScanSource, accounted for 11% and 18% of our accounts receivable as of June 27, 2010, and December 31, 2009, respectively.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Inventories

Inventories consisted of the following (in thousands):

	June 27, 2010	December 31, 2009
Raw materials	$39,854	$45,449
Service parts	9,074	7,794
Work in process	225	252
Finished goods	43,844	48,042
Inventories, net	$92,997	$101,537

In addition to the inventories described above, service parts inventories totaling $3.8 and $4.3 million that were not expected to be sold within the next 12 months are classified as other assets as of June 27, 2010, and December 31, 2009, respectively.

6. Provision for Income Taxes

The tax benefit for the three and six months ended June 27, 2010, reflects an effective tax rate for continuing operations of 51.3% and 46.1%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate of approximately 50.8% for the fiscal year 2010, which excludes the impact of discrete items. Our projected 2010 effective tax rate is higher than 2009 due primarily to our projected mix and levels of taxable income between jurisdictions and the U.S. research and development tax credit benefits that existed in 2009, which Congress has not renewed for 2010.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, we expect there will be a favorable impact on our 2010 effective income tax rate of approximately 4.6% or $1.0 million in benefit.

The tax benefit for the three and six months ended June 28, 2009, reflected an effective tax rate for continuing operations of 36.6% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

7. Shares Used in Computing Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Weighted average shares - basic	61,948,667	61,606,452	61,895,874	61,532,026
Dilutive effect of unvested restricted shares and stock options	-	-	-	-
Weighted average shares - diluted	61,948,667	61,606,452	61,895,874	61,532,026

Our employees and directors held options to purchase 2,986,482 and 2,672,601 shares of our common stock for the three and six months ended June 27, 2010, respectively, and 3,152,452 and 2,931,060 shares of our common stock for the three and six months ended June 28, 2009, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

A summary of share-based compensation expense related to employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (‘PSU”) for the three and six months ended June 27, 2010, (in thousands) is as follows:

	Three Months Ended June 27, 2010	Six Months Ended June 27, 2010
Stock-based compensation expense:
Cost of revenue	$63	$126
Selling, general and administrative	2,153	3,879
Total	$2,216	$4,005

For the three and six months ended June 27, 2010, we granted 602,053 and 702,802 options, respectively, to employees with an average fair value of $4.56 and $4.64 per option, respectively, which will vest annually in substantially equal quantities over four years from the date of grant. For the three and six months ended June 27, 2010, we granted 32,320 options to our directors with a fair value of $5.09 per option, which will vest quarterly over one year from the quarter they are granted. The Black-Scholes assumptions used for these calculations are as follows:

	Stock Options Granted to Employees		Stock Options Granted to Directors
	Three Months Ended June 27, 2010	Six Months Ended June 27, 2010	Three and Six Months Ended June 27, 2010
Fair value assumptions:
Expected term in years	5.08	4.98	6.51
Expected volatility	44.31%	43.05%	44.29%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.08%	2.10%	2.08%

9. Shareholders’ Equity

Our accumulated other comprehensive loss consisted of the following (in thousands):

	June 27, 2010	December 31, 2009
Foreign currency translation adjustment	$(4,628)	$3,900
Unamortized benefit plan costs, net of tax of $23,954 and $23,918	(43,159)	(43,402)
Unrealized loss on investments, net of tax of $(66) and $(65)	(186)	(182)
Accumulated other comprehensive loss	$(47,973)	$(39,684)

Other comprehensive (loss) income for the three and six months ended June 27, 2010, and June 28, 2009, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net loss	$(2,708)	$(6,542)	$(6,354)	$(16,942)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,933)	5,906	(8,528)	2,337
Unrealized gain (loss) on investment, net of tax	(26)	40	(4)	(16)
Amortization of benefit plan costs, net of tax	(290)	24,558	243	25,266
Total other comprehensive (loss) income	(5,249)	30,504	(8,289)	27,587
Total comprehensive (loss) income	$(7,957)	$23,962	$(14,643)	$10,645

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Segment Reporting

 Our reportable segments are comprised of products and services. The product segment generates revenue from the development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The service segment generates revenue from customer support, product maintenance and professional services related to the products and systems integration.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $40.4 and $70.6 million for the three and six months ended June 27, 2010, respectively, and $31.4 and $52.0 million for the three and six months ended June 28, 2009, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues:
Product	$128,729	$123,339	$244,472	$252,002
Service	32,432	34,376	65,919	68,286
Total	$161,161	$157,715	$310,391	$320,288

Gross profit:
Product	$46,777	$42,412	$89,629	$87,709
Service	12,633	14,662	26,800	28,435
Total	$59,410	$57,074	$116,429	$116,144

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues:
Systems and solutions	$86,292	$86,249	$165,443	$179,387
Printer and media	42,437	37,090	79,029	72,615
Service	32,432	34,376	65,919	68,286
Total	$161,161	$157,715	$310,391	$320,288

11. Product Warranties

The following table indicates accumulated six months and twelve months change in our warranty liability included in current liabilities as of June 27, 2010, and December 31, 2009, respectively, (in thousands):

	June 27, 2010	December 31, 2009
Beginning balance	$2,913	$4,220
Payments or parts usage	(1,976)	(5,789)
Additional provision	2,325	4,482
Ending balance	$3,262	$2,913

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of June 27, 2010, and December 31, 2009, respectively. We have not made any significant indemnification payments as a result of these clauses.

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable.  As of June 27, 2010 and December, 31, 2009, $12.0 and $11.4 million of legal patent costs have been capitalized, respectively.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the three and six months ended June 27, 2010, and June 28, 2009, are as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Three Months Ended June 27, 2010, and June 28, 2009
Service cost	$-	$241	$74	$-	$-	$-
Interest cost	2,104	2,975	462	426	64	64
Expected return on plan assets	(2,803)	(2,703)	(559)	(407)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(31)	-	-
Actuarial loss	247	339	9	9	11	-
Prior service cost (income)	-	(246)	-	-	-	-
Curtailment gain	-	(475)	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$(452)	$131	$(45)	$(3)	$75	$64

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Six Months Ended June 27, 2010, and June 28, 2009
Service cost	$189	$569	$148	$-	$-	$-
Interest cost	4,208	5,912	924	853	128	128
Expected return on plan assets	(5,605)	(5,397)	(1,118)	(815)	-	-
Amortization and deferrals:
Transition asset	-	-	(62)	(61)	-	-
Actuarial loss	495	1,291	18	17	22	-
Prior service cost (income)	-	(103)	-	-	-	-
Curtailment gain	-	(475)	-		-	-
Net pension and postretirement periodic benefit cost (income)	$(713)	$1,797	$(90)	$(6)	$150	$128

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Pension and Other Postretirement Benefits Liabilities (continued)

Our pension and other postretirement benefit plans contributions for the three and six months ended June, 27, 2010, are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 27, 2010	June 27, 2010
U.S. defined benefit postretirement benefit plans	$1.9	$3.7
Matching contributions to 401(k) plan	0.7	1.4
Foreign pension plans	0.6	1.1
Total	$3.2	$6.2

Benefits paid pertaining to our other postretirement benefit plans were not material during the three and six month periods ended June 27, 2010.

We expect to contribute an additional $6.6 million to these plans during the remainder of 2010, of which $3.7 million relates to benefit payments to our funded and unfunded U.S. defined benefit plans, $1.5 million in matching contributions to our 401(k) plan, $1.2 million in contributions to our foreign pension plans and $0.2 million in benefit payments pertaining to our other postretirement benefit plans.

In April 2009, our business restructuring plan (see Note 14, Restructuring Charges) resulted in a reduction of our workforce and the curtailment of pension benefits to the terminated employees who were participants in the U.S. pension plans. The curtailment required a new measurement of the liability to determine the gain or loss on curtailment.

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

The total restructuring costs for the restructuring plan announced in April 2009 are in an anticipated pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $0.2 and $1.0 million for the three and six months ended June 27, 2010, respectively. We expect to record the remaining charge, which is related primarily to real estate and is expected to be non-cash, throughout 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures.

We made cash payments totaling $0.7 and $2.9 million for the three and six months ended June 27, 2010, in connection with the restructuring plans announced in January and April 2009.

The following table displays the restructuring charges incurred by reportable segment (in millions):

		Restructuring Charges Recorded for
Segment	Total Charges Expected to be Incurred	Three Months Ended June 27, 2010	Six Months Ended June 27, 2010	Total Restructuring Charges Incurred to Date
Product	$1.7	$-	$-	$1.7
Service	1.8	-	-	1.8
Unallocated	19.8	0.2	1.0	18.0
Total	$23.3	$0.2	$1.0	$21.5

    INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. Restructuring Charges (continued)

The reconciliation of accrued restructuring charges as of June 27, 2010, is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-Time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2009	$2.6	$0.3	$2.9	$-	$2.9
Restructuring charges recorded in 2010	0.2	0.8	1.0	-	1.0
Utilization of 2009 restructuring plans	(1.8)	(1.1)	(2.9)	-	(2.9)
Balance at June 27, 2010	$1.0	$-	$1.0	$-	$1.0

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

Our reportable segments comprise products and services. The product segment generates revenue from the design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees. We sell products worldwide for field mobility applications, including asset management, direct store delivery, maintenance and repair, in-transit visibility, and routing and navigation, as well as in-premise applications, including asset management, freight yard operations, inventory management, warehouse operations, and work-in-process management. Our service segment generates revenue from customer support, product maintenance and professional services related to the products and to systems integration.

The unfavorable global economy continued to adversely affect our business and revenue during the first half of 2010. Although there are mixed signs that a gradual recovery has begun in some sectors of the economy and regions, we believe that capital spending for both commercial and public sector customers continues to be constrained or slow, particularly for large projects, as contrasted to incremental purchases or small deployments. For potential civilian and military customers in the U.S. Federal government, we expect budgets to continue to be affected by the pace and priority of appropriations and military spending.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results.  Our consolidated revenues and operating expenses are vulnerable to the fluctuations of foreign exchange rates; however, our cost of revenues is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our growth rates before and after the effect of foreign currency changes.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 27, 2010, and June 28, 2009.

Results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	Amounts	Amounts	Amounts	Amounts
Revenues	$161.2	$157.7	$310.4	$320.3
Costs and expenses:
Cost of revenues	101.8	100.6	194.0	204.1
Research and development	18.3	15.4	33.3	31.3
Selling, general and administrative	45.9	44.7	90.8	95.7
Restructuring charges	0.2	7.3	1.0	15.9
Impairment of facility	0.6	-	3.0	-
Total costs and expenses	166.8	168.0	322.1	347.0

Operating loss	(5.6)	(10.3)	(11.7)	(26.7)
Interest, net	0.0	0.0	(0.1)	0.1
Loss before income taxes	(5.6)	(10.3)	(11.8)	(26.6)
Income tax benefit	(2.9)	(3.8)	(5.4)	(9.7)
Net loss	$(2.7)	$(6.5)	$(6.4)	$(16.9)

Basis loss per share	$(0.04)	$(0.11)	$(0.10)	$(0.28)
Diluted loss per share	$(0.04)	$(0.11)	$(0.10)	$(0.28)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	63.1%	63.8%	62.5%	63.7%
Research and development	11.4%	9.8%	10.7%	9.8%
Selling, general and administrative	28.5%	28.3%	29.3%	29.9%
Restructuring charges	0.1%	4.6%	0.3%	4.9%
Impairment of facility	0.4%	0.0%	1.0%	0.0%
Total costs and expenses	103.5%	106.5%	103.8%	108.3%

Operating loss	(3.5%)	(6.5%)	(3.8%)	(8.3%)
Interest, net	0.0%	0.0%	(0.0%)	0.0%
Loss before income taxes	(3.5%)	(6.5%)	(3.8%)	(8.3%)
Income tax benefit	(1.8%)	(2.4%)	(1.7%)	(3.0%)
Net loss	(1.7%)	(4.1%)	(2.1%)	(5.3%)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the three and six months ended June 27, 2010, and June 28, 2009, as well as the same three and six months revenue changes were as follows (in millions):

	Three Months Ended
	June 27, 2010	Percent of Revenues	June 28, 2009	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$86.3	53.5%	$86.2	54.7%	$0.1	0.1%
Printer and media	42.4	26.3%	37.1	23.5%	5.3	14.3%
Service	32.5	20.2%	34.4	21.8%	(1.9)	(5.5%)
Total revenues	$161.2	100.0%	$157.7	100.0%	$3.5	2.2%

Revenues by geographic region:
North America	$84.7	52.5%	$88.4	56.1%	$(3.7)	(4.2%)
Europe, Middle East and Africa (EMEA)	49.7	30.8%	48.5	30.7%	1.2	2.5%
All others	26.8	16.7%	20.8	13.2%	6.0	28.8%
Total revenues	$161.2	100.0%	$157.7	100.0%	$3.5	2.2%

The increase in quarterly revenue of $3.5 million, or 2.2%, was attributable to a $5.4 million increase in product revenue, partially offset by $1.9 million decrease in service revenue. The increase in product revenue of $5.4 million, or 4.4%, was primarily due to a $5.3 million increase in printer and media products. The increase in sales revenue in printer and media products was primarily driven by an increase in our distribution business.

The decrease in service revenues for the quarter ended June 27, 2010 of $1.9 million, or 5.5%, was primarily due to the decline in U.S. Federal government projects.

Geographically, revenues in North America decreased by $3.7 million, or 4.2%, while revenues in EMEA and the rest of the world increased by $1.2 million, or 2.5%, and $6.0 million, or 28.8%, respectively, over the corresponding prior-year period. The reduction in North America revenues was attributable to the decline in U.S. Federal government projects, which was partially offset by an increase in sales revenues in systems and solutions and printer and media products. The increase in EMEA revenues was mainly attributable to an increase in our distribution business, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenue by $3.6 million, or 7.4 percentage points, as compared to the foreign currency exchange rate used in prior-year period. Across all regions the unfavorable impact of foreign currency rates as compared to the foreign currency exchange rate used in the prior-year period was $1.9 million, or 1.2 percentage points.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
	June 27, 2010	Percent of Revenues	June 28, 2009	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$165.5	53.3%	$179.4	56.0%	$(13.9)	(7.7%)
Printer and media	79.0	25.5%	72.6	22.7%	6.4	8.8%
Service	65.9	21.2%	68.3	21.3%	(2.4)	(3.5%)
Total revenues	$310.4	100.0%	$320.3	100.0%	$(9.9)	(3.1%)

Revenues by geographic region:
North America	$159.3	51.3%	$192.0	59.9%	$(32.7)	(17.0%)
Europe, Middle East and Africa (EMEA)	100.6	32.4%	87.5	27.3%	13.1	15.0%
All others	50.5	16.3%	40.8	12.8%	9.7	23.8%
Total revenues	$310.4	100.0%	$320.3	100.0%	$(9.9)	(3.1%)

Revenue for the six months ended June 27, 2010, decreased $9.9 million, or 3.1%, primarily due to a $7.5 million, or 3.0%, decrease in product revenues. The decrease in product revenues was due to a $13.9 million decrease in systems and solution products, partially offset by a $6.4 million increase in printer and media products. The decline in our systems and solution products revenue was mainly due to the decline in U.S. Federal government projects. The increase in sales revenues in printer and media products was primarily driven by an increase in our distribution business.

The decrease in six month service revenues of $2.4 million, or 3.5%, was primarily attributable to the decline in U.S. Federal government projects.

Geographically, revenues in North America decreased $32.7 million, or 17%, while revenues in EMEA and the rest of the world increased by $13.1 million, or 15.0%, and $9.7 million, or 23.8%, respectively over the corresponding prior-year period. The reduction in North America revenues was primarily due to the decline in U.S. Federal government projects. The increase in EMEA revenues was mainly attributable to an increase in our distribution business, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenue by $0.3 million, or 0.3 percentage points, as compared to the prior-year period. Across all regions, the favorable impact of foreign currency rates on total revenue was $4.1 million, or 1.3 percentage points, as compared to the prior-year period, as stronger currencies in Canada, Mexico and Brazil in particular offset the weakness of the Euro and British pound.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended June 27, 2010, and June 28, 2009, were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$46.8	36.3%	$42.4	34.4%	$89.6	36.7%	$87.7	34.8%
Service	12.6	39.0%	14.7	42.7%	26.8	40.7%	28.4	41.6%
Total gross profit
and gross margin	$59.4	36.9%	$57.1	36.2%	$116.4	37.5%	$116.1	36.3%

The total gross profit for the three and six months ended June 27, 2010, increased by $2.3 million and $0.3 million, respectively, compared to the corresponding prior-year periods. The increase in total gross profit was primarily due to a $4.4 million, or 10.3%, and $1.9 million, or 2.2%, increase in the gross profit for the product segment for the three and six months ended June 27, 2010, respectively, compared to the corresponding prior-year periods. The increase in product gross profit was primarily due to increased volume of product sales for the three months ended June 27, 2010, and more favorable product and geographic related mix for the six months ended June 27, 2010.

Product gross margin increased 1.9 percentage points for the three and six months ended June 27, 2010, compared to the corresponding prior-year periods. The increase in product margin was primarily due to continued margin management.

The decrease in service gross profit and gross margin from the corresponding prior year periods was mainly attributable to the decline in U.S. Federal government projects.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	June 27, 2010	June 28, 2009	Change
Research and development expense	$18.3	$15.4	$2.9
Selling, general and administrative expense	45.9	44.7	1.2
Restructuring charges	0.2	7.3	(7.1)
Impairment loss	0.6	-	0.6
Interest, net	(0.1)	-	0.1

	Six Months Ended
	June 27, 2010	June 28, 2009	Change
Research and development expense	$33.3	$31.3	$2.0
Selling, general and administrative expense	90.8	95.7	(4.9)
Restructuring charges	1.0	15.9	(14.9)
Impairment loss	3.0	-	3.0
Interest, net	0.1	0.1	(0.2)

Research and Development Expenses The total research and development expenses (“R&D”) were $18.3 and $33.3 million for the three and six months ended June 27, 2010, respectively, compared to R&D expenses of $15.4 million and $31.3 million for the corresponding prior-year periods. The increase for the three and six months ended June 27, 2010, was due to increased R&D investment for new product introduction planned for the second half of 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses Total selling, general and administrative (“SG&A”) expenses were $45.9 and $90.8 million for the three and six months ended June 27, 2010, respectively, compared to SG&A expenses of $44.7 million and $95.7 million for the corresponding prior-year periods. The decrease in SG&A expenses for the six months ended June 27, 2010, of $4.9 million, compared to the six months ended June 28, 2009, was primarily attributable to the labor-related savings from our two restructuring activities announced in 2009, reduction in pension-related costs from the freezing of our pension plans in December 2009 and other ongoing cost reduction programs.

Restructuring Charges The decrease in restructuring charges of $7.1 million and $14.9 million for the three and six months ended June 27, 2010, respectively, compared to the corresponding prior-year periods was mainly due to substantial completion of the two restructuring programs announced in 2009 to reduce our operating costs and improve efficiency in light of the economic downturn. Details of these two programs are as follows:

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

The total restructuring costs for the restructuring plan announced in April 2009 are in an anticipated pre-tax range of $11.0 to $13.0 million, including employee termination costs of $10.0 to $11.0 million, and $1.0 to $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $1.0 million for the six months ended June 27, 2010. We expect to record the remaining charge throughout 2010. We anticipate that substantially all of the severance-related and periodic transitional costs will be cash expenditures. We expect to achieve annualized labor-related savings of $17.0 to $19.0 million in connection with this restructuring plan.

Impairment of facility The impairment loss of $0.6 and $3.0 million for the three and six months ended June 27, 2010, respectively, reflected our write-down of a real estate asset we held for sale at June 27, 2010.

 Interest, Net Net interest (income) expense was $(0.1) and $0.1 million for the three and six months ended June 27, 2010, respectively, compared to net interest income of $0.0 and $0.1 million for the corresponding prior-year periods. The decrease in net interest income was mainly due to lower average interest rates comparing to prior-year periods.

 Income tax (benefit) expense (in millions)

	Three Months Ended			Six Months Ended
	June 27, 2010	June 28, 2009	Change from prior year	June 27, 2010	June 28, 2009	Change from prior year
Income tax benefit	$(2.9)	$(3.8)	$0.9	$(5.4)	$(9.7)	$4.3

The tax benefit for the three and six months ended June 27, 2010, reflects an effective tax rate for continuing operations of 51.3% and 46.1%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate of approximately 50.8% for the fiscal year 2010, which excludes the impact of discrete items. Our projected 2010 effective tax rate is higher than 2009 due primarily to our projected mix and levels of taxable income between jurisdictions and the U.S. research and development tax credit benefits that existed in 2009, which Congress has not renewed for 2010.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, we expect there will be a favorable impact on our 2010 effective income tax rate of approximately 4.6% or $1.0 million in benefit.

The tax benefit for the three and six months ended June 28, 2009, reflected an effective tax rate for continuing operations of 36.6% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. In addition, we have an unsecured Revolving Credit Facility as described in the Capital Resources section below.

Cash Flow Summary

The following discussion reflects the effects of the immaterial restatement discussed in Item 1, Note 1 - Immaterial Restatement of the Statement of Cash Flows, to the condensed consolidated financial statements. Our cash flows are summarized in the following table (in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009
Net cash (used in) provided by operating activities	$(714)	$8,671
Net cash used in investing activities	(8,246)	(5,174)
Net cash provided by financing activities	863	870

At June 27, 2010, cash, cash equivalents and short-term investments totaled $223.2 million, a decrease of $15.0 million compared to the December 31, 2009 balance of $238.2 million. Our short-term investments consist primarily of low risk securities, including short-term bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash used in operating activities for the six months ended June 27, 2010, was $0.7 million and consisted of net loss of $6.4 million, adjustments for non-cash items of $7.9 million and cash used by working capital and other activities of $2.2 million. Cash used in operating activities in the first half of 2010 was primarily due to net loss and payment of trade payables and other purchases.

For the six months ended June 27, 2010, investing activities used $8.2 million of cash primarily due to capital expenditures of $6.8 million. Cash used in investing activities for six months ended June 28, 2009 was $5.2 million. This was related to capital expenditures of $4.7 million and capitalized patent legal fees of $2.3 million, offset by proceeds from sale of property of $1.9 million.

Financing activities for the six months ended June 27, 2010, and June 28, 2009, provided cash of $0.9 million for both periods, related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at June 27, 2010, of $48.5 million under the Revolving Facility. We had no borrowings under the Revolving Facility during the three and six months ended June 27, 2010. As of June 27, 2010, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012. There have been no changes to key terms of the Revolving Facility as previously disclosed on the 2009 Form 10-K.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations will provide adequate funding to meet our expected working capital, restructuring cost, capital expenditure and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market, or to expand into new markets.  Additionally, our Board had authorized us to repurchase up to $75 million of our outstanding common stock in open market purchases or privately negotiated transactions. The number of shares and the timing of any share repurchases will depend on factors such as the stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

Our contractual commitments as of June 27, 2010, have not changed materially from those disclosed in Item 7 of our 2009 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 27, 2010, there have been no material changes in the information provided in Item 7A of our 2009 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of June 27, 2010. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K and the factors discussed in Part II, Item A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (the "First Quarter Form 10-Q"), which could materially affect our business, financial condition or operating results. The risks described in our 2009 Form 10-K and in the First Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 5. OTHER INFORMATION

As described more fully in Note 1 of the Notes to Condensed Consolidated Financial Statements, we have identified certain immaterial misstatements of the balances of individual line items within our consolidated statements of cash flows for certain annual periods and our condensed consolidated statements of cash flows for certain quarterly periods.  When these line items from the affected prior periods are required to be disclosed in future periodic reports, we will present the individual balances both as originally reported and as restated, as explained below.  In addition, we have presented below the restated information for the three months ended March 29, 2009, for the reader’s ease of reference.

The restatements impacted only line items within the statements of cash flows indicated in Note 1 and in this Item 5, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported.  The restated line items do not have any impact on the balance sheets or statements of operations for any period. We do not consider any of these corrections to be material.

Immaterial Restatement of the Statement of Cash Flows

The "As Reported" amounts presented below reflect the impact of reclassifications described in Note 1 of the Notes to Condensed Consolidated Financial Statements.

The following table displays the affected line items under Cash flows from operating activities and effect of exchange rate changes on cash and cash equivalents of the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, which will be restated as follows (in thousands) when the 2010 Form 10-K is filed:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(12,169)	$(11,941)	$9,759	$9,811
Changes in operating assets and liabilities:
Accounts receivable	31,211	34,228	52,938	42,431
Inventories	15,072	15,730	(7,781)	(10,316)
Other current assets	(2,421)	(2,252)	285	(1,415)
Accounts payable and accrued expenses	(10,059)	(10,127)	(25,853)	(22,955)
Payroll and related expenses	(4,116)	(4,514)	(7,371)	(6,069)
Deferred revenue	(4,160)	(5,133)	(3,740)	(1,935)
Net cash provided by operating activities	21,363	23,996	70,488	61,803

Effect of exchange rate changes on cash and cash equivalents	$6,801	4,168	$(10,883)	$(2,198)

ITEM 5. OTHER INFORMATION

Immaterial Restatement of the Statement of Cash Flows (continued)

The following tables display the affected line items under Cash flows from operating activities, Cash flow from financing activities, and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the three months ended March 28, 2010, and March 29, 2009. The condensed consolidated statement of cash flows for the three months ended March 28, 2010 will be restated as follows (in thousands) when the 2011 first quarter Form 10-Q is filed:

	Three Months Ended March 28, 2010		Three Months Ended March 29, 2009
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(3,195)	$(3,230)	$(6,183)	$(6,222)
Excess tax benefit from stock-based payment arrangements	-	-	557	-
Changes in operating assets and liabilities:
Accounts receivable	6,573	4,129	30,613	28,418
Inventories	6,683	5,727	9,228	8,480
Accounts payable and accrued expenses	(22,166)	(21,485)	(31,192)	(30,346)
Other long-term liabilities	2,785	3,201	975	1,147
Other operating activities	(1,007)	(628)	484	799
Net cash (used in) provided by operating activities	(5,900)	(7,859)	91	(2,115)

Cash flows from financing activities:
Excess tax benefit from stock-based payment arrangements	-	-	(557)	-

Effect of exchange rate changes on cash and cash equivalents	$(3,944)	$(1,985)	$(3,567)	$(1,918)

The following table displays the affected line items under Cash flows from operating activities, Cash flow from financing activities, and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the nine months ended September 27, 2009. The condensed consolidated statement of cash flows for the nine months ended September 27, 2009, will be restated as follows (in thousands) when the 2010 third quarter Form 10-Q is filed:

	Nine Months Ended September 27, 2009
	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(12,022)	$(11,835)
Excess tax benefit from stock-based payment arrangements	640	-
Changes in operating assets and liabilities:
Accounts receivable	31,157	33,743
Inventories	26,838	27,684
Accounts payable and accrued expenses	(22,030)	(22,357)
Other long-term liabilities	(5,630)	(6,596)
Other operating activities	(1,768)	(2,199)
Net cash provided by operating activities	18,108	19,363

Cash flows from financing activities:
Excess tax benefit from stock-based payment arrangements	(640)	-

Effect of exchange rate changes on cash and cash equivalents	$7,488	$5,593

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Unit Agreement for awards under the Intermec, Inc. 2008 Omnibus Incentive Plan, as Amended and Restated as of May, 25, 2010
10.2	Form of Performance Share Unit Agreement under the 2008 Long-Term Performance Share Program, under the Intermec, Inc. 2008 Omnibus Incentive Plan, as Amended and Restated as of June 30, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2010
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2010
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2010
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2010
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

August 4, 2010