Form 10-Q
period 2010-09-26
Intermec, Inc.
filed 2010-10-29
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2010
Common Stock, $0.01 par value per share	60,123,637 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Revenues:
Product	$134,559	$125,822	$379,032	$377,824
Service	34,154	32,969	100,072	101,255
Total revenues	168,713	158,791	479,104	479,079

Costs and expenses:
Cost of product revenues	83,511	79,289	238,354	243,583
Cost of service revenues	19,726	18,239	58,845	58,089
Research and development	16,489	14,065	49,777	45,353
Selling, general and administrative	47,741	44,460	138,573	140,178
Gain on intellectual property sales	(2,944)	-	(2,944)	-
Restructuring charges	1,817	2,703	2,779	18,631
Impairment of facility	-	-	3,008	-
Total costs and expenses	166,340	158,756	488,392	505,834

Operating profit (loss)	2,373	35	(9,288)	(26,755)
Interest income	243	325	787	927
Interest expense	(318)	(261)	(986)	(713)
Earnings (loss) before income taxes	2,298	99	(9,487)	(26,541)
Income tax expense (benefit)	9,182	35	3,750	(9,663)
Net (loss) earnings	$(6,884)	$64	$(13,237)	$(16,878)

Basic (loss) earnings per share	$(0.11)	$0.00	$(0.21)	$(0.27)
Diluted (loss) earnings per share	$(0.11)	$0.00	$(0.21)	$(0.27)

Shares used in computing basic (loss) earnings per share	61,412	61,714	61,732	61,593
Shares used in computing diluted (loss) earnings per share	61,412	62,062	61,732	61,593

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 26, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$173,781	$201,884
Short-term investments	37,416	36,301
Accounts receivable, net	107,412	106,890
Inventories, net	85,336	101,537
Current deferred tax assets, net	48,466	51,140
Assets held for sale	3,196	-
Other current assets	16,543	16,826
Total current assets	472,150	514,578

Property, plant and equipment, net	36,255	37,383
Other acquired intangibles, net	2,718	2,587
Deferred tax assets, net	182,433	182,457
Other assets	31,004	34,404
Total assets	$724,560	$771,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,597	$102,607
Payroll and related expenses	21,979	20,683
Deferred revenue	37,261	39,038
Total current liabilities	145,837	162,328

Long-term deferred revenue	22,915	22,010
Pension and other postretirement benefits liabilities	78,673	81,897
Other long-term liabilities	15,116	14,891

Commitments and contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,441and 62,203 shares issued and 60,038 and 61,653 outstanding)	624	622
Additional paid-in-capital	692,370	703,590
Accumulated deficit	(187,482)	(174,245)
Accumulated other comprehensive loss	(43,493)	(39,684)
Total shareholders’ equity	462,019	490,283
Total liabilities and shareholders’ equity	$724,560	$771,409

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2010	September 27, 2009
Cash and cash equivalents at beginning of the period	$201,884	$221,335

Cash flows from operating activities:
Net loss	(13,237)	(16,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,137	11,879
Impairment of facility	3,008	-
Deferred taxes	805	(11,835)
Stock-based compensation	7,515	5,922
Gain on intellectual property sales	(2,944)	-
Gain on company owned life insurance	(863)	-
Changes in operating assets and liabilities:
Accounts receivable	(289)	33,743
Inventories	15,453	27,684
Accounts payable and accrued expenses	(14,875)	(22,357)
Deferred revenue	(619)	(6,556)
Other long-term liabilities	273	(40)
Other operating activities	(343)	(2,199)
Net cash provided by operating activities	5,021	19,363

Cash flows from investing activities:
Additions to property, plant and equipment	(9,903)	(7,617)
Sales of property, plant and equipment	-	1,867
Purchases of investments	(6,645)	(35,645)
Maturities of investments	5,800	-
Capitalized patent legal fees	(1,230)	(3,709)
Other investing activities	68	-
Net cash used in investing activities	(11,910)	(45,104)

Cash flows from financing activities:
Stock repurchase	(20,037)	-
Stock options exercised and other	1,482	1,682
Net cash (used in) provided by financing activities	(18,555)	1,682

Effect of exchange rate changes on cash and cash equivalents	(2,659)	5,593
Resulting decrease in cash and cash equivalents	(28,103)	(18,466)

Cash and cash equivalents at end of the period	$173,781	$202,869

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

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. This guidance alters the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. We are currently assessing the potential impact that adoption of this guidance may have on our consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Immaterial Restatement of the Statement of Cash Flows

Subsequent to the issuance of our 2009 consolidated financial statements, we determined that certain balances within the 2009 condensed consolidated statement of cash flows were misstated due to non-cash foreign currency adjustments related to working capital items that were inappropriately mapped to the effect of exchange rates on cash and cash equivalents contrary to ASC 230, Statement of Cash Flows. In addition, we corrected for the tax benefit from stock-based payment arrangements as prescribed by ASC 718, Compensation – Stock Compensation. As a result, the affected line items under cash flows from operating activities, cash flows from financing activities, and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the nine months ended September 27, 2009, have been restated as follows (in thousands):

		Nine Months Ended September 27, 2009
	As Reported	Reclassification	Correction	As Restated
Cash flows from operating activities:
Deferred taxes	$(12,022)		$187	$(11,835)
Excess tax shortfall (benefit) from stock-based payment arrangements	640		(640)	-
Changes in operating assets and liabilities:
Accounts receivable	31,157		2,586	33,743
Inventories	26,838		846	27,684
Accounts payable and accrued expenses	(22,030)		(327)	(22,357)
Deferred revenue	-	$(5,590)	(966)	(6,556)
Other long-term liabilities	(5,630)	$5,590	-	(40)
Other operating activities	(1,768)		(431)	(2,199)
Net cash provided by operating activities	18,108		1,255	19,363

Cash flows from financing activities:
Excess tax shortall (benefit) from stock-based payment arrangements	(640)		640	-
Net cash provided by financing activities	1,042		640	1,682

Effect of exchange rate changes on cash and cash equivalents	$7,488		$(1,895)	$5,593

The restatements impacted only line items within the condensed consolidated statement of cash flows, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported. The restated line items do not have any impact on the condensed consolidated balance sheets or statements of operations for any period. In addition, the above condensed consolidated statements of cash flows for the nine months ended September 27, 2009, reflects a reclassification of deferred revenue from other long-term liabilities to a separate line item. We have also set forth in Part II, Item 5, disclosure regarding impact of the restatement of the affected line items of the consolidated statement of cash flows for the years ended December 31, 2009 and 2008, and of the condensed consolidated statement of cash flows for the three months ended March 28, 2010, and March 29, 2009. We do not consider any of these corrections to be material.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of September 26, 2010, were comprised of the following (in thousands):

				Fair Value as of
	Level 1	Level 2	Level 3	September 26, 2010
Money market funds	$87,256	$-	$-	$87,256
Certificates of deposit	31,102	-	-	31,102
Bond fund	30,864	-	-	30,864
Stock	178	-	-	178
Derivative instruments – assets	-	850	-	850
Total assets at fair value	$149,400	$850	$-	$150,250

				Fair Value as of
	Level 1	Level 2	Level 3	September 26, 2010
Derivative instruments – liabilities	$-	$(1,320)	$-	$(1,320)
Total liabilities at fair value	$-	$(1,320)	$-	$(1,320)

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2009, were comprised of the following (in thousands):

				Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2009
Money market funds	$111,971	$-	$-	$111,971
Certificates of deposit	12,142	-	-	12,142
Bond fund	30,459	-	-	30,459
Stock	166	-	-	166
Derivative instruments – assets	-	1,743	-	1,743
Total assets at fair value	$154,738	$1,743	$-	$156,481

				Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2009
Derivative instruments – liabilities	$-	$(1,199)	$-	$(1,199)
Total liabilities at fair value	$-	$(1,199)	$-	$(1,199)

Our level 1 financial instrument values are based on quoted market price in active markets for identical assets. Our level 2 financial instrument values are based on comparable sales, such as quoted market rates for similar contracts. Level 3 values refer to fair values using unobservable inputs that are not corroborated by market data.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included in our condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, at least annually or when necessary. During the nine months ended September 26, 2010, we recorded an impairment of approximately $3.0 million related to a real estate asset we hold. The fair value of this asset was measured using unobservable inputs (level 3) and a valuation technique that is consistent with the cost approach. This asset, with an adjusted carrying value of $3.2 million as of September 26, 2010, is classified within assets held for sale.

The estimated fair values of certain cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at September 26, 2010, and September 27, 2009, approximate their carrying values due to their short-term nature.

3. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $59.3 million as of September 26, 2010. Principal currencies we hedged include the Euro, British Pound, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $0.9 and $0.6 million for the three months ended September 26, 2010, and September 27, 2009, respectively, and $(0.1) and $0.4 million for the nine months ended September 26, 2010, and September 27, 2009, respectively. We recorded a net liability of $0.5 million in accounts payable and accrued expenses for each of the quarters ended September 26, 2010, and September 27, 2009.

4. Accounts Receivable, Net

    Accounts receivable, net, consisted of the following (in thousands):

	September 26, 2010	December 31, 2009
Accounts receivable, gross	$112,872	$117,223
Less:
Allowance for sales returns	4,142	9,006
Allowance for doubtful accounts	1,318	1,327
Accounts receivable, net	$107,412	$106,890

Our allowance for sales returns includes estimated customer returns and other incentives that were recorded as a reduction of sales for September 26, 2010. For the period ended December 31, 2009, our allowance for sales returns included estimated customer returns, price exceptions, and other incentives that were part of sales. Beginning in 2010, we began to globally record price exceptions directly to the customers' account instead of an allowance to gross receivables. One customer, ScanSource, accounted for 10% and 18% of our accounts receivable as of September 26, 2010, and December 31, 2009, respectively.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Inventories

Inventories consisted of the following (in thousands):

	September 26, 2010	December 31, 2009
Raw materials	$30,201	$45,449
Service parts	9,116	7,794
Work in process	31	252
Finished goods	45,988	48,042
Inventories, net	$85,336	$101,537

In addition to the inventories described above, service parts inventories totaling $4.0 and $4.3 million that were not expected to be sold within the next 12 months are classified as other assets as of September 26, 2010, and December 31, 2009, respectively.

6. Provision for Income Taxes

Our tax provision for the three months ended September 26, 2010, includes the combined impact of the following three principal items. With our 2010 pre-tax income estimated at a near breakeven level for the year, our tax provision is determined in dollar terms rather than in percentage terms.
  We reversed tax benefits recorded in first and second quarters of 2010 that were based on our then-current estimates of fiscal-year 2010 revenue and earnings. Combined with the provision for tax on earnings for the third quarter, this year-to-date adjustment is a non-cash expense of approximately $6.2 million.
  We recorded a non-cash charge of approximately $2.0 million to establish a Singapore headquarters for our supply chain operations and foreign sales activities. This item is a recurring item each quarter, regardless of the amount of income from operations, and is approximately $4.0 million tax expense annually.
  Foreign sales office profits are taxed in foreign countries, resulting in a cash tax expense of approximately $1.0 million for the quarter.
Our Singapore subsidiary is an export-oriented company, which pursuant to an agreement with the Singapore government, is entitled to claim a tax holiday through the year 2019. Beginning in 2010, the majority of our operations in Singapore are entitled to a partial exemption from Singapore income tax. We expect the lower tax rate in Singapore will largely offset the tax charge in the fourth quarter of 2010 from transfer of our supply chain and foreign sales activities to Asia.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, we expect there will be a favorable impact on our 2010 effective income tax rate of approximately $1.0 million in benefit.

The tax expense (benefit) for the three and nine months ended September 27, 2009, reflected an effective tax rate for continuing operations of 35.4% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

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

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Weighted average shares – basic	61,411,826	61,713,709	61,732,126	61,593,258
Dilutive effect of unvested restricted shares and stock options	-	348,314	-	-
Weighted average shares – diluted	61,411,826	62,062,023	61,732,126	61,593,258

Our employees and directors held options to purchase 3,600,320 and 2,981,840 shares of our common stock for the three and nine months ended September 26, 2010, respectively, and 2,415,112 and 2,759,077 shares of our common stock for the three and nine months ended September 27, 2009, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Shares Used in Computing (Loss) Earnings per Share (continued)

During the quarter ended September 26, 2010, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share pursuant to these share repurchase agreements.

8. Stock-Based Compensation

A summary of stock-based compensation expense related to employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (‘PSU”) for the three and nine months ended September 26, 2010, (in thousands) is as follows:

	Three Months Ended September 26, 2010	Nine Months Ended September 26, 2010
Stock-based compensation expense:
Cost of revenue	$63	$189
Selling, general and administrative	3,132	7,011
Total	$3,195	$7,200

For the three and nine months ended September 26, 2010, we granted 35,000 and 737,802 options, respectively, to employees with an average fair value of $3.95 and $4.68 per option, respectively, which will vest annually in substantially equal quantities over four years from the date of grant. For the nine months ended September 26, 2010, we granted 32,320 options to our directors with a fair value of $5.09 per option, which will vest quarterly over one year from the quarter they are granted. The Black-Scholes assumptions used for these calculations are as follows:

	Stock Options Granted to Employees		Stock Options Granted to Directors
	Three Months Ended September 26, 2010	Nine Months Ended September 26, 2010	Nine Months Ended September 26, 2010
Fair value assumptions:
Expected term in years	5.08	5.08	6.51
Expected volatility	41.94%	42.74%	44.29%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.65%	2.06%	2.08%

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Shareholders’ Equity

Our accumulated other comprehensive loss consisted of the following (in thousands):

	September 26, 2010	December 31, 2009
Foreign currency translation adjustment	$(716)	$3,900
Unamortized benefit plan costs, net of tax of $23,510 and $23,918	(42,658)	(43,402)
Unrealized loss on investments, net of tax of $42 and $65	(119)	(182)
Accumulated other comprehensive loss	$(43,493)	$(39,684)

Other comprehensive (loss) income for the three and nine months ended September 26, 2010, and September 27, 2009, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net (loss) earnings	$(6,884)	$64	$(13,237)	$(16,878)
Other comprehensive (loss) income:
Foreign currency translation adjustments	3,908	4,764	(4,616)	7,137
Unrealized gain on investment, net of tax	67	172	63	120
Amortization of benefit plan costs (credits), net of tax	501	(224)	744	25,042
Total other comprehensive income (loss)	4,476	4,712	(3,809)	32,299
Total comprehensive (loss) income	$(2,408)	$4,776	$(17,046)	$15,421

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

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $38.8 and $109.4 million for the three and nine months ended September 26, 2010, respectively, and $35.2 and $83.8 million for the three and nine months ended September 27, 2009, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues:
Product	$134,559	$125,822	$379,032	$377,824
Service	34,154	32,969	100,072	101,255
Total	$168,713	$158,791	$479,104	$479,079

Gross profit:
Product	$51,048	$46,533	$140,678	$134,241
Service	14,428	14,730	41,227	43,166
Total	$65,476	$61,263	$181,905	$177,407

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Segment Reporting (continued)

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues:
Systems and solutions	$93,133	$88,148	$258,577	$267,535
Printer and media	41,426	37,674	120,455	110,289
Service	34,154	32,969	100,072	101,255
Total	$168,713	$158,791	$479,104	$479,079

11. Product Warranties

The following table indicates accumulated nine months and twelve months change in our warranty liability included in current liabilities as of September 26, 2010, and December 31, 2009, respectively (in thousands):

	September 26, 2010	December 31, 2009
Beginning balance	$2,913	$4,220
Payments or parts usage	(3,385)	(5,789)
Additional provision	3,250	4,482
Ending balance	$2,778	$2,913

 12. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of September 26, 2010, and December 31, 2009, respectively. We have not made any significant indemnification payments as a result of these clauses.

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of September 26, 2010 and December, 31, 2009, $12.3 and $11.4 million of legal patent costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

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

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit (income) cost for the three and nine months ended September 26, 2010, and September 27, 2009, are as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Three Months Ended September 26, 2010, and September 27, 2009
Service cost	$-	$199	$74	$-	$-	$-
Interest cost	2,945	2,994	462	426	64	24
Expected return on plan assets	(2,803)	(2,707)	(559)	(407)	-	-
Amortization and deferrals:
Transition asset	-	-	(31)	(31)	-	-
Actuarial loss (gain)	292	(441)	9	9	11	-
Prior service cost	-	33	-	-	-	-
Curtailment gain	-	-	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$434	$78	$(45)	$(3)	$75	$24

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 26, 2010, and September 27, 2009
Service cost	$189	$768	$222	$-	$-	$-
Interest cost	8,836	8,906	1,385	1,278	191	132
Expected return on plan assets	(8,408)	(8,104)	(1,677)	(1,221)	-	-
Amortization and deferrals:
Transition asset	-	-	(94)	(93)	-	-
Actuarial loss	876	850	28	27	34	-
Prior service income	-	(70)	-	-	-	-
Curtailment gain	-	(475)	-	-	-	-
Net pension and postretirement periodic benefit cost (income)	$1,493	$1,875	$(136)	$(9)	$225	$132

Our pension and other postretirement benefit plans contributions for the three and nine months ended September 26, 2010, are as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 26, 2010	September 26, 2010
U.S. defined benefit postretirement benefit plans	$0.9	$2.6
Matching contributions to 401(k) plan	0.7	2.1
Foreign pension plans	0.6	1.7
Total	$2.2	$6.4

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Pension and Other Postretirement Benefits Liabilities (continued)

Benefits paid pertaining to our other postretirement benefit plans were not material during the three and nine month periods ended September 26, 2010.

We expect to contribute an additional $2.3 million to these plans during the remainder of 2010, of which $0.9 million relates to benefit payments to our funded and unfunded U.S. defined benefit plans, $0.7 million in matching contributions to our 401(k) plan, $0.6 million in contributions to our foreign pension plans and $0.1 million in benefit payments pertaining to our other postretirement benefit plans.

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

The total restructuring costs for the restructuring plan announced in April 2009 were approximately $13.9 million, including employee termination costs of $12.0 million, and $1.9 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $1.8 and $2.8 million for the three and nine months ended September 26, 2010, respectively. As of September 26, 2010, all restructuring related charges have been recorded.

We made cash payments totaling $0.7 and $3.6 million for the three and nine months ended September 26, 2010, in connection with the restructuring plans announced in January and April 2009.

The following table displays the restructuring charges incurred by reportable segment (in millions):

		Restructuring Charges Recorded for
Segment	Total Charges Expected to be Incurred	Three Months Ended September 26, 2010	Nine Months Ended September 26, 2010	Total Restructuring Charges Incurred to Date
Product	$1.7	$-	$-	$1.7
Service	1.8	-	-	1.8
Unallocated	19.8	1.8	2.8	19.8
Total	$23.3	$1.8	$2.8	$23.3

 The reconciliation of accrued restructuring charges as of September 26, 2010, is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-Time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2009	$2.6	$0.3	$2.9	$-	$2.9
Restructuring charges recorded in 2010	0.3	0.6	0.9	1.9	2.8
Utilization of 2009 restructuring plans	(2.4)	(0.9)	(3.3)	(0.3)	(3.6)
Balance at September 26, 2010	$0.5	$-	$0.5	$1.6	$2.1

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

The unfavorable global economy continued to constrain our business and revenue. Although there are mixed signs that a gradual recovery has begun in some sectors of the economy, it continues to vary by geographic region. We believe that capital spending for both commercial and public sector customers will continue to be constrained or slow, particularly for large projects, as contrasted to incremental purchases or small deployments. We expect civilian and U.S. government budgets to continue to be affected by the pace and priority of appropriations competition and military spending.

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

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 26, 2010, and September 27, 2009.

Results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues	$168.7	$158.8	$479.1	$479.1
Costs and expenses:
Cost of revenues	103.2	97.5	297.2	301.7
Research and development	16.5	14.1	49.8	45.4
Selling, general and administrative	47.7	44.5	138.5	140.2
Gain on intellectual property sales	(2.9)	-	(2.9)	-
Restructuring charges	1.8	2.7	2.8	18.6
Impairment of facility	-	-	3.0	-
Total costs and expenses	166.3	158.8	488.4	505.9

Operating profit (loss)	2.4	-	(9.3)	(26.8)
Interest, net	(0.1)	0.1	(0.2)	0.2
Earnings (loss) before income taxes	2.3	0.1	(9.5)	(26.6)
Income tax expense (benefit)	9.2	-	3.7	(9.7)
Net (loss) earnings	$(6.9)	$0.1	$(13.2)	$(16.9)

Basic (loss) earnings per share	$(0.11)	$0.00	$(0.21)	$(0.27)
Diluted (loss) earnings per share	$(0.11)	$0.00	$(0.21)	$(0.27)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	61.2%	61.4%	62.0%	63.0%
Research and development	9.8%	8.9%	10.4%	9.5%
Selling, general and administrative	28.2%	28.0%	29.0%	29.3%
Gain on intellectual property sales	(1.7%)	-%	(0.6%)	-%
Restructuring charges	1.1%	1.7%	0.6%	3.9%
Impairment of facility	-%	-%	0.6%	-%
Total costs and expenses	98.6%	100.0%	102.0%	105.6%

Operating profit (loss)	1.4%	-%	(2.0%)	(5.6%)
Interest, net	-%	-%	-%	-%
Earnings (loss) before income taxes	1.4%	-%	(2.0%)	(5.6%)
Income tax expense (benefit)	5.5%	-%	0.8%	(2.0%)
Net (loss) earnings	(4.1%)	-%	(2.8%)	(3.6%)

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the three and nine months ended September 26, 2010, and September 27, 2009, as well as the same three and nine months revenue changes were as follows (in millions):

	Three Months Ended
	September 26, 2010	Percent of Revenues	September 27, 2009	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$93.2	55.2%	$88.1	55.5%	$5.1	5.8%
Printer and media	41.4	24.6%	37.7	23.7%	3.7	9.8%
Service	34.1	20.2%	33.0	20.8%	1.1	3.6%
Total revenues	$168.7	100.0%	$158.8	100.0%	$9.9	6.2%

Revenues by geographic region:
North America	$84.1	49.8%	$89.0	56.0%	$(4.9)	(5.5%)
Europe, Middle East and Africa (EMEA)	50.8	30.1%	45.9	28.9%	4.9	10.7%
All others	33.8	20.1%	23.9	15.1%	9.9	41.4%
Total revenues	$168.7	100.0%	$158.8	100.0%	$9.9	6.2%

The increase in quarterly revenue of $9.9 million, or 6.2%, was attributable to a $8.8 million increase in product revenue and a $1.1 million increase in service revenue. The increase in product revenue of $8.8 million, or 7.0%, was due to a $5.1 million increase in systems and solutions products and a $3.7 million increase in printer and media products. The increase in our systems and solutions products revenue was primarily due to increased product volumes, and the increase in sales revenue in printer and media products was primarily driven by an increase in our sales to distribution channel partners.

The increase in service revenues for the three months ended September 26, 2010, of $1.1 million, or 3.6%, was primarily due to the an increase in systems and solutions products volumes.

Geographically, revenues in North America decreased by $4.9 million, or 5.5%, while revenues in EMEA and the rest of the world increased by $4.9 million, or 10.7%, and $9.9 million, or 41.4%, respectively, over the corresponding prior-year period. The reduction in North America revenues was attributable to the decline in U.S. federal government business, which was partially offset by an increase in sales revenues to non-government customers. The increase in Latin America revenues, which accounted for approximately 86% of total revenue increase in rest of the world, was primarily related to growth in our overall business. The increase in EMEA revenues was mainly attributable to overall business growth, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenue by $4.6 million, or 10.0 percentage points, as compared to the foreign currency exchange rates used in the prior-year period. Across all regions the unfavorable impact of foreign currency rates as compared to the foreign currency exchange rates used in the prior-year period was $3.7 million, or 5.8 percentage points.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
	September 26, 2010	Percent of Revenues	September 27, 2009	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$258.6	54.0%	$267.5	55.8%	$(8.9)	(3.3%)
Printer and media	120.4	25.1%	110.3	23.0%	10.1	9.2%
Service	100.1	20.9%	101.3	21.2%	(1.2)	(1.2%)
Total revenues	$479.1	100.0%	$479.1	100.0%	$-	0.0%

Revenues by geographic region:
North America	$243.3	50.8%	$280.9	58.6%	$(37.6)	(13.4%)
Europe, Middle East and Africa (EMEA)	151.4	31.6%	133.4	27.8%	18.0	13.5%
All others	84.4	17.6%	64.8	13.6%	19.6	30.2%
Total revenues	$479.1	100.0%	$479.1	100.0%	$-	0.0%

Revenue for the nine months ended September 26, 2010, remained flat due to a $1.2 million increase in product revenues, offset by a $1.2 million decrease in service revenues. The increase in product revenues was due to a $10.1 million increase in printer and media products, partially offset by a $8.9 million decrease in systems and solutions products. The increase in sales revenues in printer and media products was primarily driven by an increase in our sales to distribution channel partners. The decline in our systems and solution products revenue was mainly due to the decline in U.S. federal government business.

Geographically, revenues in North America decreased $37.6 million, or 13.4%, while revenues in EMEA and the rest of the world increased by $18.0 million, or 13.5%, and $19.6 million, or 30.2%, respectively over the corresponding prior-year period. The reduction in North America revenues was primarily due to the decline in U.S. federal government business. The increase in Latin America revenues, which accounted for approximately 57% of total revenue increase in rest of the world, was primarily related to growth in our overall business. The increase in EMEA revenues was mainly attributable to overall business growth, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenue by $4.9 million, or 8.9 percentage points, as compared to the prior-year period. Across all regions, the favorable impact of foreign currency rates on total revenue was $0.5 million, or 0.2 percentage points, as compared to the prior-year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the three and nine months ended September 26, 2010, and September 27, 2009, were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$51.1	37.9%	$46.5	37.0%	$140.7	37.1%	$134.2	35.5%
Service	14.4	42.2%	14.7	44.7%	41.2	41.2%	43.2	42.6%
Total gross profit
and gross margin	$65.5	38.8%	$61.2	38.6%	$181.9	38.0%	$177.4	37.0%

The total gross profit for the three and nine months ended September 26, 2010, increased by $4.3 million and $4.5 million, respectively, compared to the corresponding prior-year periods. The increase in total gross profit was primarily due to a $4.6 million, or 9.9%, and $6.5 million, or 4.8%, increase in the gross profit for the product segment for the three and nine months ended September 26, 2010, respectively, compared to the corresponding prior-year periods. The increase in product gross profit was primarily due to increased volume of product sales for the three months ended September 26, 2010, and more favorable product and geographic related mix for the nine months ended September 26, 2010.

The decrease in service gross profit and gross margin from the corresponding prior year periods was mainly attributable to the decline in U.S. federal government business.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Research and development expense	$16.5	$14.1	$2.4
Selling, general and administrative expense	47.7	44.5	3.2
Gain on intellectual property sales	(2.9)	-	(2.9)
Restructuring charges	1.8	2.7	(0.9)
Impairment of facility	-	-	-
Interest, net	0.1	(0.1)	0.2

	Nine Months Ended
	September 26, 2010	September 27, 2009	Change
Research and development expense	$49.8	$45.4	$4.4
Selling, general and administrative expense	138.5	140.2	(1.7)
Gain on intellectual property sales	(2.9)	-	(2.9)
Restructuring charges	2.8	18.6	(15.8)
Impairment of facility	3.0	-	3.0
Interest, net	0.2	(0.2)	0.4

Research and Development Expenses The total research and development expenses (“R&D”) were $16.5 and $49.8 million for the three and nine months ended September 26, 2010, respectively, compared to R&D expenses of $14.1 million and $45.4 million for the corresponding prior-year periods. The increase for the three and nine months ended September 26, 2010, was due to increased R&D investment for new product development and release.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses Total selling, general and administrative (“SG&A”) expenses were $47.7 and $138.5 million for the three and nine months ended September 26, 2010, respectively, compared to SG&A expenses of $44.5 million and $140.2 million for the corresponding prior-year periods. The increase in SG&A expenses for the three months ended September 26, 2010, of $3.2 million, compared to the the corresponding prior-year period, was primarily attributable to higher investment in our sales organization. The decrease in SG&A expenses for the nine months ended September 26, 2010, of $1.7 million, compared to the nine months ended September 27, 2009, was primarily attributable to the labor-related savings from our two restructuring activities announced in 2009, reduction in pension-related costs from the freezing of our pension plans in December 2009 and other ongoing cost reduction programs.

Gain on intellectual property sales The gain on intellectual property sales of $2.9 million, net of commissions, for the three and nine months ended September 26, 2010, reflected sales of some of our patents to an unrelated party.

Restructuring Charges The decrease in restructuring charges of $0.9 million and $15.8 million for the three and nine months ended September 26, 2010, respectively, compared to the corresponding prior-year periods was mainly due to completion of the two restructuring programs announced in 2009 to reduce our operating costs and improve efficiency in light of the economic downturn. Details of these two programs are as follows:

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

The total restructuring costs for the restructuring plan announced in April 2009 were approximately $13.9 million, including employee termination costs of $11.9 million, and $2.0 million of other transitional costs. We recorded $11.1 million of the restructuring charges in 2009, and $2.8 million for the nine months ended September 26, 2010. All restructuring related charges have been recorded as of September 26, 2010, and substantially all of the severance-related and periodic transitional costs were cash expenditures. We expect to achieve annualized labor-related savings of $17.0 to $19.0 million in connection with this restructuring plan.

Impairment of facility The impairment charge of $3.0 million for the nine months ended September 26, 2010, reflected our write-down of a real estate asset we held for sale at September 26, 2010.

Interest, Net Net interest expense was $0.1 and $0.2 million for the three and nine months ended September 26, 2010, respectively, compared to net interest income of $0.1 and $0.2 million for the corresponding prior-year periods. The decrease in net interest income was mainly due to lower average interest rates compared to prior-year periods.

 Income tax expense (benefit) (in millions)

	Three Months Ended			Nine Months Ended
	September 26, 2010	September 27, 2009	Change from prior year	September 26, 2010	September 27, 2009	Change from prior year
Income tax expense (benefit)	$9.2	$0.0	$9.2	$3.8	$(9.7)	$13.5

Our tax provision for the three months ended September 26, 2010, includes the combined impact of the following three principal items. With our 2010 pre-tax income estimated at a near breakeven level for the year, our tax provision is determined in dollar terms rather than in percentage terms.
  We reversed tax benefits recorded in first and second quarters of 2010 that were based on our then-current estimates of fiscal-year 2010 revenue and earnings. Combined with the provision for tax on earnings for the third quarter, this year-to-date adjustment is a non-cash expense of approximately $6.2 million.
  We recorded a non-cash charge of approximately $2.0 million to establish a Singapore headquarters for our supply chain operations and foreign sales activities. This item is a recurring item each quarter, regardless of the amount of income from operations, and is approximately $4.0 million tax expense annually.
  Foreign sales office profits are taxed in foreign countries, resulting in a cash tax expense of approximately $1.0 million for the quarter.
Our Singapore subsidiary is an export-oriented company, which pursuant to an agreement with the Singapore government, is entitled to claim a tax holiday through the year 2019. Beginning in 2010, the majority of our operations in Singapore are entitled to a partial exemption from Singapore income tax. We expect the lower tax rate in Singapore will largely offset the tax charge in the fourth quarter of 2010 from transfer of our supply chain and foreign sales activities to Asia.

The U.S. Congress is currently considering bills that will extend the availability of the research and development tax credit. If the research and development credit is legislatively extended in and applicable to calendar year 2010, we expect there will be a favorable impact on our 2010 effective income tax rate of approximately $1.0 million in benefit.

The tax expense (benefit) for the three and nine months ended September 27, 2009, reflected an effective tax rate for continuing operations of 35.4% and 36.4%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 37.0% for fiscal year 2009, which excluded the impact of discrete items.

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

Cash Flow Summary

The following discussion reflects the effects of the immaterial restatement presented in Item 1, Note 1 - Immaterial Restatement of the Statement of Cash Flows, to the condensed consolidated financial statements. Our cash flows are summarized in the following table (in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009
Net cash provided by operating activities	$5,021	$19,363
Net cash used in investing activities	(11,910)	(45,104)
Net cash (used in) provided by financing activities	(18,555)	1,682

At September 26, 2010, cash, cash equivalents and short-term investments totaled $211.2 million, a decrease of $27.0 million compared to the December 31, 2009 balance of $238.2 million. Our short-term investments consist primarily of low risk securities, including short-term bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash provided by operating activities for the nine months ended September 26, 2010, was $5.0 million and consisted of net loss of $13.2 million, adjustments for non-cash items of $18.6 million and cash used by working capital and other activities of $0.4 million. Cash provided by operating activities for the nine months ended September 26, 2010, was primarily due to inventory reduction.

For the nine months ended September 26, 2010, investing activities used $11.9 million of cash primarily due to capital expenditures of $9.9 million. Cash used in investing activities for nine months ended September 27, 2009, was $45.1 million. This was primarily related to our purchase of short-term investments of $35.6 million and capital expenditures of $7.6 million.

Financing activities for the nine months ended September 26, 2010, used cash of $18.6 million primarily related to the repurchase of our common stock of $20.0 million.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at September 26, 2010, of $48.5 million under the Revolving Facility. We had no borrowings under the Revolving Facility during the three and nine months ended September 26, 2010. As of September 26, 2010, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012. There have been no changes to key terms of the Revolving Facility as previously disclosed in the 2009 Form 10-K.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations will provide adequate funding to meet our expected working capital, restructuring cost, capital expenditure and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market or to expand into new markets.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources (continued)

During the quarter ended September 26, 2010, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share as part of these share repurchase agreements.

We may continue to engage in future share repurchases up to our remaining board authorization of $55 million. The number of shares and the timing of any share repurchases will depend on factors such as the stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities.

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

Contractual Obligations

Our contractual commitments as of September 26, 2010, have not changed materially from those disclosed in Item 7 of our 2009 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 26, 2010, there have been no material changes in the information provided in Item 7A of our 2009 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of September 26, 2010. There were no changes in our internal control over financial reporting during the quarter ended September 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made during the quarter ended September 26, 2010 (in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 to July 25, 2010	-	-	-	-
July 26 to August 22, 2010	654	$10.36	654	$68,231
August 23 to September 26, 2010	1,182	11.20	1,182	55,000
Total	1,836	$10.89	1,836	$55,000

An authorization from our Board of Directors allows us to repurchase up to $75 million in shares of our common stock.  During the quarter ended September 26, 2010, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share as part of these share repurchase agreements.

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

ITEM 5. OTHER INFORMATION

Immaterial Restatement of the Statement of Cash Flows

The following table displays the affected line items under cash flows from operating activities and effect of exchange rate changes on cash and cash equivalents of the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, which will be restated as follows (in thousands) when the 2010 Form 10-K is filed:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(12,169)	$(11,941)	$9,759	$9,811
Changes in operating assets and liabilities:
Accounts receivable	31,211	34,228	52,938	42,431
Inventories	15,072	15,730	(7,781)	(10,316)
Other current assets	(2,421)	(2,252)	285	(1,415)
Accounts payable and accrued expenses	(10,059)	(10,127)	(25,853)	(22,955)
Payroll and related expenses	(4,116)	(4,514)	(7,371)	(6,069)
Deferred revenue	(4,160)	(5,133)	(3,740)	(1,935)
Net cash provided by operating activities	21,363	23,996	70,488	61,803

Effect of exchange rate changes on cash and cash equivalents	$6,801	$4,168	$(10,883)	$(2,198)

The following tables display the affected line items under cash flows from operating activities, cash flow from financing activities, and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the three months ended March 28, 2010, and March 29, 2009. The condensed consolidated statement of cash flows for the three months ended March 28, 2010, will be restated as follows (in thousands) when the 2011 first quarter Form 10-Q is filed:

	Three Months Ended March 28, 2010		Three Months Ended March 29, 2009
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Deferred taxes	$(3,195)	$(3,230)	$(6,183)	$(6,222)
Excess tax shortfall from stock-based payment arrangements	-	-	557	-
Changes in operating assets and liabilities:
Accounts receivable	6,573	4,129	30,613	28,418
Inventories	6,683	5,727	9,228	8,480
Accounts payable and accrued expenses	(22,166)	(21,485)	(31,192)	(30,346)
Other long-term liabilities	2,785	3,201	975	1,147
Other operating activities	(1,007)	(628)	484	799
Net cash (used in) provided by operating activities	(5,900)	(7,859)	91	(2,115)

Cash flows from financing activities:
Excess tax shortfall from stock-based payment arrangements	-	-	(557)	-

Effect of exchange rate changes on cash and cash equivalents	$(3,944)	$(1,985)	$(3,567)	$(1,918)

ITEM 6. EXHIBITS

10.1	Director Compensation Program under the Company's 2008 Omnibus Incentive Plan, as Amended and Restated as of May 26, 2010
10.2	Letter Agreement with Robert J. Driessnack, Senior Vice President and Chief Financial Officer, regarding relocation benefits, dated August 2, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 28, 2010
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 28, 2010
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of October 28, 2010
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of October 28, 2010
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

October 28, 2010