Form 10-K
period 2010-12-31
Intermec, Inc.
filed 2011-02-22
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Registrant’s telephone number, including area code: (425) 348-2600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

As of June 25, 2010, there was 61,795,398 common shares outstanding held by non-affiliates of the registrant, and the aggregate market value of the common shares was approximately $662.4 million, based on the closing sale price as reported on the New York Stock Exchange.

On February 11, 2011, there were 60,241,666 shares of the registrant's Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 25, 2011.

INTERMEC, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements about our view of general economic and market conditions, our revenue, expense, earnings or financial outlook for the current or any future period, our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, or to continue operational improvement and year-over-year or sequential growth, and about the applicability of accounting policies used in our financial reporting. They also include, without limitation, statements about the consummation of the pending acquisition of Vocollect by Intermec, future financial and operating results of the combined company and benefits of the pending acquisition. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

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

ITEM 1.             BUSINESS

General

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) is a Delaware corporation, headquartered in Everett, Washington. Our major offices and repair facilities are in the states of Washington, Iowa, Ohio and North Carolina, and in more than 20 countries internationally, including the United Kingdom, the European Union, Canada, Mexico, Brazil, and Singapore.

Since January 2006, our current automated identification and data collection (“AIDC”) business has been our sole line of business. In recent years, we have invested in programs to streamline our sales systems, supply chain and business processes, to develop products and services that offer solutions for our customers’ business needs, and to implement a new global enterprise resource planning (ERP) system.

We became an independent public company in late October 31, 1997 with two principal lines of business: our current AIDC business, and unrelated industrial automation businesses that produced manufacturing products and services.  In 2005, we divested our industrial automation businesses, and they are classified as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Continuing Operations

We design, develop, integrate, and sell wired and wireless AIDC products and related services. Our products are designed for rugged environments and to maintain connectivity, preserve computing capability and retain data despite harsh conditions and heavy use. We generate our revenues primarily through the sale of products and post-warranty equipment service and repair contracts.

Products and Services

Our reportable segments are comprised of product and services. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. We provide and sell several types of services, which are explained and defined more fully in the Services discussion, below: Repair Services; Advanced Services; Education Services; Support Services; and Managed Services. See Note N of the Notes to the Consolidated Financial Statements for financial information by reportable segment and by geographical region.

ITEM 1.	BUSINESS (continued)

Products

Our Products revenue consists primarily of mobile computers and bar code scanners, as explained and defined below.

●
Mobile Computers: Our mobile computer product line includes handheld computers and forklift-mounted computers that support local-area, wide-area and Internet-enabled voice and data communications, enterprise-class software applications and data storage capabilities. These devices often include barcode scanning, GPS and RFID features.

●
Printers and Label Media: We sell fixed, desktop and portable barcode and RFID printers ranging from low-cost, light-duty models to higher-cost, heavy-duty models. Our specialty printers provide custom capabilities, including a global language enabler and high resolution printing that produces sharp typefaces and precise graphics even on ultra-small labels of the type used in the electronics industry.  Our label media product line includes pressure-sensitive bar code labels, thermal transfer ribbons, RFID smart labels as well as custom-designed labels for specialized environments or applications.

●
Bar Code Scanners: Our bar code scanning portfolio includes fixed, handheld and forklift-mounted laser scanners and linear and area imagers. These devices can collect and wirelessly decode bar codes and transmit the resulting data to enterprise resource management systems.

●
RFID Products: We sell fixed, handheld and forklift-mounted RFID readers, high value rigid RFID tags and high value inserts for RFID tags. Our RFID product line is focused on passive UHF technology and complies with the EPCglobal Generation 2 UHF standard and similar standards around the world.

Services

Our Services revenue consists primarily of Repair Services, as explained and defined below. All of our services offerings are sold separately, and we sometimes sell services in combination with products.

●
Our Repair Services programs provide customers with post-warranty repair or replacement of defective or damaged devices or device components and provide spare devices that customers can use while defective or damaged devices are being repaired.  These repair programs cover Intermec’s mobile computers, scanners and printers and selected non-Intermec products. The programs are available on an annual pre-paid basis for one, three or five years depending on product type and manufacturer. We offer “next business day” and “second business day” onsite repair options as well as “two business day” and “five business day” depot repair options.

●
Our Advanced Services consist of wireless site surveys and assessments; project management, testing, storage and staging of our products; truck and forklift installations; activation of our cellular products; loading of custom or specialized software onto our products; and software consulting services.

●
Our Education Services include the development and delivery of training programs and materials to help end users become proficient in the use of our products and adapt to the new business processes supported by our products. Our training materials and programs can be delivered at the customer’s site or on-line.

●
Our Support Services unit consists of factory-trained specialists who can address problems with our hardware or software or with the networks or systems that incorporate our products. These technical support services are delivered on-line or by telephone.

●
Our Managed Services offering was introduced in 2010 and includes asset management and real time tracking of mobile and network devices; evaluation of the health, utilization and security of devices, networks and data; and device and network diagnostics and configuration. We provide these services by wirelessly accessing the customer’s devices and networks while they are in operation and using the resulting data to manage the devices for the customer or by making it possible for the customer to do so through an Internet portal. These services are typically priced on a “per device, per month” basis.

Product Manufacture and Supply Chain

We use contract manufacturers to make the products we sell and to provide spare parts for those products. The services provided by our contract manufacturers include material and component procurement as well as manufacturing, testing, packaging and shipment of finished goods. We also use third-party contractors to design certain products, parts and components. Our contract manufacturers generally purchase and own the inventories of raw materials, components, work-in-process and finished goods until our products are shipped to the customer.

ITEM 1.	BUSINESS (continued)

In December 2008, we entered into a Manufacturing Services Framework Agreement (the “Agreement”) with Venture Corporation Limited and its affiliates (collectively, “Venture”).  That year, we relocated the final assembly of our then-existing product lines from our Everett, Washington headquarters to Venture. When we entered into the Agreement with Venture, Venture became the exclusive manufacturer for substantially all of the products we offered for sale at that time. However, we now decide on a case-by-case basis whether to use Venture or some other contract manufacturer. The Agreement does not require us to purchase minimum quantities of our products from Venture.

Venture and the other contract manufacturers we use are headquartered in and have manufacturing locations throughout Asia.

In addition to the use of contract manufacturers and suppliers, we also use U.S. and non-U.S. third party service providers, including transportation and logistics firms as part of our customer delivery supply chain. We may, in the future, take advantage of similar opportunities to use service providers to streamline our business and to enhance our flexibility and responsiveness to global markets.

Business Strategy

We and our third party value-added distributors, resellers, and independent software and service vendors (our “channel partners”) provide rugged mobile business solutions that help our customers gain more insight into and exert more control over their businesses and, in the process, help to lower their costs, increase their revenues and improve customer satisfaction and loyalty.

These solutions are delivered to customers in a wide range of industries all over the world. The following market segments are primary areas of focus for us because we believe they each have a favorable combination of growth and profit potential, scale economics and differentiation opportunities:

●
Warehouses and Distribution Centers. Workers in warehouses and distribution centers perform a variety of tasks, including: receiving and putting away goods, picking, packing, loading and transferring goods, checking inventory and performing cycle counts. Our solutions help to simplify and speed up these processes and improve the accuracy of the results by automating data capture and wirelessly confirming, synchronizing and updating data between mobile devices, warehouse management systems and other enterprise resource planning systems.

●
Direct Store Delivery (“DSD”). DSD is the delivery of consumer goods from a supplier or a distributor directly to a retail store, bypassing a warehouse. DSD activities typically include physical delivery and return of merchandise as well as store-level forecasting, ordering, pricing, promotion, invoicing, shelf merchandising and inventory management.  With our solutions, customers can electronically manage DSD activities while they are in progress in the field. This makes it possible for our customers to increase revenues and cut costs with just-in-time inventory replenishment, on-the-fly price updates, confirmations and similar business process tools.

●
Field Service. Many companies perform in-field maintenance, repair and refurbishment services for their own products or products manufactured by others. By using our business solutions to electronically manage these activities while they are occurring, our customers can ensure that the work is done correctly the first time and is documented and invoiced in a rapid and accurate fashion. This increases revenue, speeds up revenue recognition and cash collection and decreases the cost of field service operations.

●
Postal and Courier Express Parcel. Private and public postal and courier express parcel (“CEP”) firms have many employees picking up, sorting, transporting and delivering mail and packages. With our business solutions, critical information and capabilities can be provided to and received from the field. These include, for example, address confirmation or correction, dynamic rate and pricing information, dynamic routing and navigation systems, pickup and delivery confirmation, package location and field-triggered billing and payment processes. These capabilities can help our postal and CEP customers to increase their revenues, speed up revenue recognition and cash collection and decrease costs.

Markets and Customers

Since AIDC products and services can be used to streamline the operations of any company of any size or type, the AIDC market is large and customers can be found in a wide range of industries, including consumer goods, healthcare, industrial goods, postal and CEP, retail, and transportation and logistics. Market growth is driven by our customers’ need for technologies and solutions that help to: increase revenue; accelerate revenue recognition; reduce capital expenditures, operating expenses and working capital requirements; conserve cash; and improve productivity, quality, customer service and support. Our customers include commercial businesses as well as government agencies.  Most of our U.S. federal government sales are to agencies within the Department of Defense, but we also sell to civilian agencies of the U.S. federal government.

We cover the AIDC market through our own direct sales force and an indirect channel that consists of value-added distributors, resellers, and independent software and service vendors. Our indirect sales channel accounts for approximately 75% of our global hardware sales. Our direct and indirect sales channels reach customers in the Americas, Europe, the Middle East, and Africa and in selected Asia Pacific countries, including Australia and China.

In 2010, 2009 and 2008, one firm, ScanSource, Inc. and its affiliated companies (“ScanSource”) accounted for more than 10% of our revenues. ScanSource is a distributor of our products, not an end user. Total sales to ScanSource were $156.8 million, $123.0 million, and $113.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Because there are a number of distribution firms that compete with ScanSource and are qualified, ready, willing and able to distribute our products, we do not believe that Intermec is substantially dependent on our relationship with ScanSource.

ITEM 1.	BUSINESS (continued)

Competition

The AIDC market is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by revenues or units and the only firm with a full line of AIDC products. With respect to mobile computers and barcode scanners, Motorola Solutions, Inc., Honeywell Corporation, Psion Teklogix and the LXE division of EMS Technologies are major competitors. With respect to printers, Zebra Technologies Corporation is our major competitor. In the label media area, we compete with a number of large and small producers, including Avery Dennison Corporation and Brady Corporation.

Together with our channel partners, we compete primarily on the basis of our insight into the processes, workflows and systems of the customers in our areas of focus; our ability to develop the best solutions for those types of customers; and the innovative technology and expertise we use to deliver those solutions. Our support services, product functionality and performance, ruggedness and overall product quality are also important elements of our competitive position.

Research and Development

We engage in research and development on an ongoing basis to develop new products and services and to enhance our existing products and services. Our research and development expenditures, net of credits, amounted to $67.3 million, $59.6 million and $67.9 million, all of which we sponsored in the years ended December 31, 2010, 2009 and 2008, respectively.

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining intellectual property (“IP”) protection. We have approximately 600 patents (covering a variety of technologies, such as, wireless communication, networking, Internet access, imaging and similar technologies) and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. As we expand our product offerings, we try to obtain patents and other intellectual property rights related to such offerings and, when appropriate, seek licenses to use intellectual property owned by third parties.

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

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically highest in the fourth fiscal quarter and the lowest in the first fiscal quarter. See “Quarterly Financial Information” on page 61 of this Form 10-K for quarterly revenues and expenses.

Sales backlog from continuing operations was $59.7 million, $44.2 million and $80.9 million at December 31, 2010, 2009 and 2008, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant indicator of future sales.

Employees

At December 31, 2010, we had 1,745 full-time employees, of which 1,730 were engaged in our wholly-owned subsidiary, Intermec Technologies Corporation, and 15 were engaged in our holding company, Intermec, Inc. Approximately 62% of our full-time employees are in the United States, approximately 18% are in Europe, the Middle East and Africa (“EMEA”), and the remaining 20% are employed throughout the rest of the world, including the Asia Pacific region, Latin America, Canada and Mexico.

Environmental and Regulatory Matters

Our products are subject to regulation in each country or jurisdiction where we sell or intend to sell our products.  Individual countries often require products or product families to be certified as compliant with local technical requirements.  Changes in regulations, new products and changes in existing products may require us to obtain new certifications for our products.

We sell full featured products providing wired and wireless access to enable enterprise access to data at its point of origin. Radio emissions, used in wireless communications, are the subject of governmental regulation in all countries in which we currently conduct or expect to conduct business. In North America, both the Canadian and U.S. governments publish radio emission regulations and changes thereto after public hearings. In other countries, regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is wide variability among the regulations of various countries. Future regulatory changes in North America, China and other jurisdictions are possible. Regulatory changes may provide opportunities but may also adversely affect our ability to sell our wireless products in a given country or adversely affect our cost of supplying wireless products in a given country.

ITEM 1.	BUSINESS (continued)

Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products or governing energy efficiency. We take into account the requirements of these laws and regulations in the design of our products.

In 2010, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our financial results or competitive position.

Executive Officers of the Registrant

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 18, 2011, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years

Patrick J. Byrne	50
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

Robert J. Driessnack	52
Senior Vice President and Chief Financial Officer since January 19, 2009.  Prior to his appointment as our Chief Financial Officer, Mr. Driessnack served as Vice President and Controller of HNI Corporation, a manufacturer and distributor of office furniture and hearth products, from 2004 until joining Intermec.

Janis L. Harwell	56	Senior Vice President and General Counsel since September 2004 and Corporate Secretary since January 2006. In February 2009, Ms. Harwell also was appointed Senior Vice President Corporate Strategy.

Dennis A. Faerber	58
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

James P. McDonnell	56
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

Earl R. Thompson	49
Senior Vice President, Mobile Solutions Business Unit since October 2008.  Mr. Thompson previously served as Vice President and General Manager of our Printer/Media Business from April 2008 to October 2008.  Prior to joining Intermec, Mr. Thompson was Vice President and General Manager, Wireless Division of Agilent Technologies, Inc. from 2004 to 2007.

Available Information

Information on our company may be found at the Internet website www.intermec.com. Our annual reports on Form 10-K and our other electronic filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through our Investor Relations website at http://www.intermec.com/about_us/investor_relations/index.aspx.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements, and amendments to those reports (if any) are also available on the SEC website at www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document we file. Our references to the addresses of these websites are intended to be inactive textual references only.

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

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

●
The AIDC industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs. Customer requirements for AIDC products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish Intermec from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is a complex and uncertain process. It often requires significant investments in research and development (“R&D”). We may not have adequate resources to invest in R&D that will keep pace with technological changes in our industry. Even if we made adequate investments in R&D, they may not result in products attractive or acceptable to our customers. Furthermore, we may not be able to launch new or improved products before our competition launches comparable products. Any of these factors could cause our business or financial results to suffer.

●
Introduction of new products could render our existing products obsolete, which could have an adverse effect on our financial results. Rapid technological change, whether through our own or our competitors’ introduction of new products or technologies, could render our products obsolete. This may reduce sales volumes, or it may result in substantial excess or obsolete inventories, or both. In such event, we might have to sell all or a portion of the excess or obsolete inventory at a substantial discount to the planned resale price or the cost of making or acquiring that inventory and write off the difference. If we are unable to anticipate the obsolescence of our products or do not mitigate the risk of product obsolescence, our financial results could be materially and adversely affected.

●
Some of our competitors are substantially larger and more profitable than we are, which may give them a competitive advantage. We operate in a highly competitive industry.  Recent consolidation in the AIDC industry has resulted in larger and potentially stronger competitors, and we expect competition to continue to intensify. Some of these competitors have substantially more revenue or profit than we do. This may allow them to invest more in R&D, sales and marketing, and customer support than we can or to achieve more efficient economies of scale in manufacturing and distribution. It may also allow them to acquire or make complementary products that alone or in combination with other AIDC products could afford them a competitive advantage. These advantages may enable our larger competitors to weather market downturns longer or adapt more quickly to emerging technology developments, market trends or price declines than we can. Those competitors may also be able to precipitate such market changes by introducing new technologies, reducing their prices or otherwise changing their activities. This competition may also require us to reduce our prices, thereby lowering our margins. There is no assurance that our strategies to counteract our competitors’ advantages will successfully offset all or a portion of this scale imbalance. Our efforts to counteract this scale imbalance may result in the reduction of revenue or an increase in costs, which could materially and adversely affect our earnings. In addition, if we are unable to offset all or a significant portion of this imbalance, our earnings may be materially and adversely affected.

●
Further consolidation of the AIDC industry through business combination, strategic alliances and similar transactions could intensify competition and create other risks for our business. Our industry could experience a new series of acquisitions, joint ventures, strategic alliances or private equity transactions. These events could alter the structure of the AIDC industry and intensify competition within our industry by expanding the presence of companies that have greater business and financial resources than the firms they acquired or by increasing the market share of some companies in our industry. Such increased competition could have material adverse impacts to our market share, revenues, revenue growth and results of operations. There is no assurance that any of the strategies that we employ to respond to the structural changes and related increased competition will be successful.

●
As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results. We have made and expect to continue to make acquisitions or investments to expand our suite of products and services. Our growth could be hampered if we are unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment. We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost.  If we are not able to complete such acquisitions and successfully integrate them, or to complete investments and successfully realize the intended benefits of them, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.

●
In addition to the customary risks of business combinations, our pending acquisition of Vocollect, Inc. presents specific risks for our business. There are numerous factors that may affect the success of our acquisition of Vocollect, some of which are outlined in the next Risk Factor. In addition, the success of that acquisition will depend on our ability to leverage the Vocollect products to enable us to expand our position in the warehouse market and our ability to successfully integrate and market the Vocollect products. If we are unable to achieve those goals, we may not realize all of the benefits anticipated or intended from the Vocollect acquisition.

ITEM 1A.	RISK FACTORS (Continued)

●
Our acquisition of Vocollect and other business combinations and acquisition transactions may not succeed in generating the intended benefits and, may, therefore, adversely affect shareholder value or our financial results. Integration of new businesses or technologies into our business may have any of the following adverse effects:

●	We may have difficulty transitioning customers and other business relationships to Intermec.
●	We may have problems unifying management following a transaction.
●	We may lose key employees from our existing or acquired businesses.
●	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.
●	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.
●	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

The inability of our management to successfully integrate acquired businesses, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

●
Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations or liquidity, or on our stock price. In order to complete such transactions, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. We are required to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. We are also required to record post-closing goodwill or other long-lived asset impairment charges in the period in which they occur, which could result in a significant charge to our earnings in that period. These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transactions and have a material adverse impact on our stock price, revenues, revenue growth, balance sheet, results of operations and liquidity.

●
Our business may be adversely affected if we do not continue to improve our business processes and systems and transform our supply chain or if those efforts have unintended results. In order to increase sales and profits, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in ways that are cost effective and efficient from an operational and a tax perspective. To achieve our objectives, we are continuing to streamline our sales systems, supply chain and business processes and to implement a new global enterprise resource planning (ERP) system. We have also established an international headquarters in Singapore. These restructurings are large, complex undertakings and may result in unanticipated costs, liabilities and operational disruptions, or tax or other financial consequences. They might not proceed as planned, could result in unintended consequences or might not accomplish the intended goals, any of which could have a material adverse impact on our sales, profits, results of operations and earnings.

●
Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable. Domestic and international economic, political and social conditions are uncertain due to a variety of factors, including:

              ●  global, regional and national economic downturns;
              ●  the availability and cost of credit;
              ●  volatility in stock and credit markets;
              ●  energy costs;
              ●  fluctuations in currency exchange rates;
              ●  the risk of global conflict;
              ●  the risk of terrorism, political turmoil, or war in a given country or region; and
              ●  public health issues.

 Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our products and disrupt our manufacturing and sales plans and efforts. These global, regional or local conditions may also cause governments to change their spending priorities, which may delay, reduce or eliminate funding for our products and services.  Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our supply chain and our ability to get products to our customers and increase our manufacturing and delivery costs. Changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

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

A significant percentage of our products and their components are designed, manufactured, produced, delivered, serviced or supported in countries outside of the U.S. From time to time, we contract with companies outside of the U.S. to perform one or more of these activities, or portions of these activities. For operational, legal or other reasons, we may have to change the mix of domestic and international operations or move outsourced activities from one overseas vendor to another. In addition, U.S. or foreign government actions or economic or political instability and potentially weaker foreign IP protections may disrupt or require changes in our international operations or international outsourcing arrangements. The process of implementing such changes and dealing with such disruptions is complex and can be expensive. There is no assurance that we will be able to accomplish these tasks in an efficient or cost-effective manner, if at all. If we encounter difficulties in making such transitions, our revenues, gross profit margins and results of operations could be materially and adversely affected.

We are also subject to risks that our employees, contractors, representatives or agents could conduct our operations outside the U.S. in ways that violate the U.S. Foreign Corrupt Practices Act or other similar anti-bribery laws. Although we have policies and procedures to comply with those laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, third-party sales representatives or other agents that help sell our products or provide other services may violate our anti-bribery policies and procedures, because it may be more difficult for us to oversee their conduct.

●
Growth of and changes in our revenues and profits depend on the customer, product and geographic mix of our sales.  Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits. Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms. In addition, our gross margins vary depending on the product or service and the geographic region in which sales are made. Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales. Our introduction of lower-priced products may also affect our ability to sell high-end products, even if those products have advanced features. In addition, our distributors, dealers and resellers can have a significant impact on the mix of our products and services. If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline. Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

●
Our reliance on third-party distributors could adversely affect our business and operating results. In addition to offering our products to certain customers and resellers directly, we rely to a significant and increasing degree on third-party distributors and to sell our products to end-users. In 2009 and 2010, one distributor, ScanSource, Inc., accounted for more than 10% of our sales, and it or other distributors may account for a substantial portion of our sales in the future. Changes in markets, customers or products, or negative developments in general economic and financial conditions and the availability of credit, may adversely affect the ability of these distributors to bring our products to market at the right time and in the right locations. In addition, our competitors’ strategic relationships with or acquisitions of these distributors could disrupt our relationships with them. Any such disruption in the distribution of our products could impair or delay sales of our products to end users and increase our costs of distribution, which could adversely affect our sales or income.

●
We rely on third-party contractors to design many of our products and their components and to manufacture substantially all of our current products. Any failure or inability of those third-party contractors to provide high-quality design and manufacturing services could adversely affect our business. In relying on third-party contractors to assemble substantially all of our products, we do not have direct physical control over the manufacturing process and operations. This might adversely affect our ability to control the quality of our products and the timeliness of their delivery to our customers. Either of those potential consequences could adversely affect our customer relationships and our revenues. Furthermore, access to our intellectual property by contract manufacturers could possibly increase the risk of infringement or misappropriation of our assets.

We also use third-party contractors to design certain products, parts and components.  If we are unable to engage design contractors that satisfy our requirements, or if such contractors fail to design products, parts and components to our specifications on time and at reasonable prices, our ability to enhance our existing products and to introduce new products would be impaired, and our business would suffer.

ITEM 1A.	RISK FACTORS (Continued)

●
Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results. Third-party suppliers that we approve will be providing the components that our contract manufacturers will use in the final assembly of our products. Some of these components may be available only from a single source or limited sources, and if they become unavailable for any reason, we or our contract manufacturers may be unable to obtain alternative sources of supply on a timely basis. We also outsource a number of services to third-party service providers, including transportation and logistics, management of spare parts and warranty service. Our products and services may be adversely affected by the quality control of these third-party suppliers and service providers, or by their inability to ship product, manage our product inventory, meet delivery deadlines or otherwise satisfy our customers’ needs. Failure of these third-party suppliers and service providers in any of these respects may negatively affect our revenue and customer relationships. Furthermore, these suppliers and service providers may have access to our IP, which may increase the risk of infringement or misappropriation.

●
Our inability to successfully defend or enforce our intellectual property rights could adversely affect the growth of our business and results of operations. To protect our IP portfolio, we may be required to initiate patent infringement lawsuits. IP infringement lawsuits are complex proceedings, and the results are very difficult to predict. There is no assurance that we will prevail in all or any of these cases or that we will achieve the desired outcome in terms of injunctive relief or damages or that the other parties will be able to pay the damages awarded. Adverse results in such lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in IP lawsuits could also reduce our royalty revenues. In some periods, IP litigation recoveries and expenses could result in large fluctuations from prior periods, increase the volatility of our financial results or have a material adverse impact on our operating profits, results of operations or earnings.

Since our business strategy includes global expansion, we are operating in developing countries where the institutional structures for creating and enforcing IP rights are very new or non-existent and where government agencies, courts and market participants have little experience with IP rights. There is no assurance that we will be able to protect our technology in such countries, because we may not be able to enforce IP rights in those jurisdictions and alternative methods of protecting our IP rights may not be effective. Our inability to prevent competitors in these developing markets from misappropriating our technology could materially and adversely affect our sales, revenues and results of operations.

●
Our inability to successfully defend ourselves from the intellectual property infringement claims of others could have an adverse affect on the growth of our business and results of operations. Our competitors, our potential competitors and other companies may have IP rights covering products and services similar to those we market and sell. These firms may try to use their IP rights to prevent us from selling some of our products, to collect royalties from us, or to deter us from enforcing our IP rights against them. Those efforts may include infringement lawsuits against us or our customers. These lawsuits are complex proceedings with uncertain outcomes. There is no assurance that we or our customers will prevail in any IP lawsuits initiated by third parties. If the results of such litigation are adverse to us or our customers, we could be enjoined from selling and our customers could be enjoined from using our products or services and ordered to pay for past damages. We might also be required to pay future royalties or be forced to incur the cost of designing around the third party’s IP. In some periods, IP litigation expenses could result in large fluctuations from prior periods. Any of these events could increase the volatility of our financial results or have a material adverse effect on our sales, revenues, operating profits, results of operations or earnings per share.

●
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

●
Estimating our income tax rate is complex and subject to uncertainty. The computation of income tax expense (benefit) is complex because it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under accounting principles generally accepted in the United States.  Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections. Such financial projections are based on numerous assumptions, including the expectations of profit and loss by jurisdiction. It is difficult to accurately forecast various items that make up the projections, and such items may be treated as discrete accounting. Examples of items that could cause variability in our income tax rate include our mix of income by jurisdiction, tax deductions for stock option expense, the application of transfer pricing rules, tax audits and changes to our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our estimate.

●
If we do not generate sufficient future taxable income, we may be required to recognize additional deferred tax asset valuation allowances. The value of our deferred tax assets depends, in part, on our ability to use them to offset taxable income in future years. If we are unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there are significant changes in tax laws or the tax rates or the period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets.  Such an increase would result in an increase in our effective tax rate and have a negative impact on our operating results. If our estimated future taxable income is increased, the valuation allowances for deferred tax assets may be reduced.  These changes may also contribute to the volatility of our financial results.

ITEM 1A.	RISK FACTORS (Continued)

●
If we do not comply with agreements that we have made in certain jurisdictions, we may lose favorable tax treatment that results from those agreements. In some jurisdictions in which we operate, favorable tax rates and other tax benefits are subject to our compliance with agreements that we have with relevant governmental agencies. If we are unable to satisfy the requirements of those agreements, our tax rate in that jurisdiction might increase or we might lose certain tax benefits, which could have a material adverse effect on our effective tax rate or our financial results.

●
We may have additional tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities.  In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

●
Fluctuations in currency exchange rates may adversely impact our cash flows and earnings. Due to our global operations, our cash flows, revenue and earnings are exposed to currency exchange rate fluctuations. Our international sales are quoted, billed and collected in the customer’s local currency in EMEA and in U.S. dollars elsewhere. Our product costs are largely denominated in U.S. dollars. Therefore, our product margins are exposed to changes in foreign exchange rates.  Foreign exchange rate fluctuations may also affect the cost of goods and services that we purchase and personnel that we employ outside of the United States. When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

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

●
Global regulation and regulatory compliance, including environmental, technological and standards setting regulations, may limit our sales or increase our costs, which could adversely impact our revenues and results of operations. We are subject to domestic and international technical and environmental standards and regulations that govern or influence the design, components or operation of our products. Such standards and regulations may also require us to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. We are also subject to self-imposed standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPCglobal that provide our customers with the ability to seamlessly use our products with products from other AIDC vendors, which our customers demand. Changes in standards and regulations may be introduced at any time and with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

●	prevent us from selling one or more of our products in a particular country or region;
●	increase our cost of supplying our products by requiring us to redesign existing products or to use more expensive designs or components;
●	require us to obtain services or create infrastructure in a particular country to address collection, recycling and similar obligations; or
●	require us to license our patents on a royalty free basis and prevent us from seeking damages and injunctive relief for patent infringements.

In these cases, we may experience unexpected disruptions in our ability to supply customers with our products or may have to incur unexpected costs to bring our products into compliance.  Due to these uncertainties and compliance burdens, our customers may postpone or cancel purchases of our products.  As a result, global regulation and compliance could have a material adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

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

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 785,921 square feet, of which 548,154 square feet, or 70% are located in the United States, and 237,767 square feet, or 30%, are located outside the United States, primarily in Mexico, the Netherlands, Spain, Canada, France and Singapore.

Approximately 92,000 square feet, or 12%, of our principal plant, office and commercial floor area associated with continuing operations, is owned by us, and the balance is held under lease.

The U.S. offices associated with our continuing operations are located in the following states (in square feet):

Washington	217,876
Iowa	184,927
Ohio	97,483
Other states	47,868
Total	548,154

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

●	Approximately 94,000 square feet held under lease, previously used for manufacturing in Everett, WA.
●	Plants or offices that, when added to all other of our plants and offices in the same city, have a total floor area of less than 10,000 square feet.
●	Facilities held under lease that we are subleasing to third parties, comprising approximately 213,000 square feet in Michigan, New Mexico and Ontario, Canada.
●	Properties we own that are not used for operations and are classified as other assets as of December 31, 2010, including 228,000 square feet located in Illinois.
●	Approximately 312,000 square feet held under lease, previously used in a discontinued business located in Michigan.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, IP, commercial, and employment matters, which arise in the ordinary course of business. We do not expect the ultimate resolution of currently pending matters to be material in relation to our business, financial condition, and results of operations or liquidity.

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action.  If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. Refer to Capitalized Legal Patent Costs in Significant Accounting Policies in Note A of the Notes to Consolidated Financial Statements.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2010 and 2009, are as follows:

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$15.60	$12.67	$14.50	$8.68
Second Quarter	14.49	10.14	12.80	9.98
Third Quarter	12.13	9.51	15.64	12.02
Fourth Quarter	13.08	11.17	15.16	10.36

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 15, 2011, there were approximately 9,420 holders of record and 16,642 beneficial owners of our common stock. No cash dividends were paid during 2010 or 2009.

No shares of common stock were repurchased in the fourth quarter of 2010.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2010, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electronic Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period in our common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electronic Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/05	12/06	12/07	12/08	12/09	12/10
Intermec, Inc	100.00	71.80	60.09	39.29	38.05	37.46
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
S&P 1500 Electronic Equipment & Instruments	100.00	113.20	143.62	97.34	112.44	129.13

ITEM 6.	SELECTED FINANCIAL DATA

Intermec, Inc.
(In millions, except for per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Results:
Revenues	$679.1	$658.2	$890.9	$849.2	$850.0

Operating profit (loss) from continuing operations (a)	$0.3	$(19.4)	$47.0	$37.4	$36.7

(Loss) earnings from continuing operations	(5.3)	(10.8)	35.7	24.4	35.0
Loss from discontinued operations	-	(1.0)	-	(1.3)	(3.0)
Net (loss) earnings	$(5.3)	$(11.8)	$35.7	$23.1	$32.0

Basic (loss) earnings per share:
Continuing operations	$(0.09)	$(0.17)	$0.58	$0.40	$0.56
Discontinued operations	-	(0.02)	-	(0.02)	(0.05)
Net (loss) earnings per share	$(0.09)	$(0.19)	$0.58	$0.38	$0.51

Diluted (loss) earnings per share:
Continuing operations	$(0.09)	$(0.17)	$0.58	$0.40	$0.55
Discontinued operations	-	(0.02)	-	(0.02)	(0.05)
Net (loss) earnings per share	$(0.09)	$(0.19)	$0.58	$0.38	$0.50

(In thousands)
Shares used for basic (loss) earnings per share	61,364	61,644	61,183	60,359	62,535
Shares used for diluted (loss) earnings per share	61,364	61,644	61,658	61,163	63,830

Financial Position (at end of year):
Total assets	$749.3	$771.8	$789.9	$900.6	$810.3
Working capital	$331.5	$352.3	$371.4	$323.5	$350.2
Current ratio	3.2	3.2	3.1	2.0	3.0

(a)	Includes restructuring charges of $2.8 million in 2010, $20.6 million in 2009, $5.7 million in 2008 and $11.6 million in 2006. Also includes pre-tax gains on IP settlements of $16.5 million in 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are incorporated by reference from Item 8 of this annual report on Form 10-K.

Overview

Intermec is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. We also offer a variety of services related to our product offerings.  Our Advanced Services include system design, deployment and activation.  We offer product and technology training as part of our Education Services. Managed Services comprise remote device, network and asset management.  Our Repair Services cover on-site and depot equipment repair and our Support Services include on-line and telephone technical support. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and Repair Services.

Our strategy is to provide rugged mobile business solutions that help our customers increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position as “the Solutions Company” in the AIDC industry through vertical market expertise, a solutions orientation and customer and partner intimacy. We also seek to grow our business by targeting the most attractive vertical markets, increasing our marketing activities, expanding our channel, adding software and managed services to our offerings and introducing innovative new products.

We are primarily focused especially on the following vertical market segments: warehouse and distribution centers; direct store delivery (“DSD”); field service; and postal and courier express parcel. We are targeting these markets because we believe each has a favorable combination of growth and profit potential, scale economics and differentiation opportunities. These market segments are expected to generate a significant portion of future estimated total sales of AIDC products and represent attractive estimated compound annual growth rates.

In 2010, our revenues outside of North America improved considerably as compared with 2009. This was primarily due to a modest recovery in the global economy, an increase in the number of our channel partners and an improvement in revenue per channel partner. North America remained challenging in 2010 as growth in commercial revenues was more than offset by a decline in revenues from agencies of the U.S. federal government. We expect U.S. federal government revenue to improve in 2011 but we do not expect a return to the 2009 level. We anticipate continued growth in 2011 in international revenue and in North America commercial revenue and believe these revenues will more than offset any continued weakness in U.S. federal government sales.

In 2010, revenue in our Product segment, including Systems and Solutions, Printer and Media, grew as compared with 2009. The results for our Product segment reflect the regional factors described in the preceding paragraph. Service sales appear to be recovering from the economic downturn with a time lag behind product sales which is typical of the Service segment of our business. We anticipate continued growth in each of our segments in 2011.

Gross margins improved in 2010 as compared with 2009 due to favorable product and geographic mix. We expect continued improvement in gross margins in 2011 because we believe that a combination of favorable mix and higher product volumes will more than offset any competitive pricing pressure and unfavorable currency translation.

In 2010, our research and development (“R&D”) expense (net of R&D tax credits) was 9.9% of gross revenue as compared with 9.0% of gross revenue in 2009. This reflects the continued importance of new releases in our major product lines as well as an increase in the pace of innovation required in the mobile computing part of our business. We expect similar levels of R&D investment in 2011 so that we can launch the products in our pipeline and develop new ones.

In 2010, our selling, general and administrative (“SG&A”) expense was 28.1% of gross revenue as compared with 28.5% of gross revenue in 2009. We expect a modest increase in the sales and marketing portion of SG&A expense in 2011 to support the launch of our new products and to increase the number of our channel partners and the amount of revenue per channel partner.

Looking ahead, we plan to remain focused on the execution of our strategy to be the leader in rugged mobile business solutions in the AIDC industry. This will primarily involve organic activities such as increased marketing and sales efforts, channel partner expansion and the introduction of new and innovative hardware, software and services. As we have in the past, we also intend to pursue mergers, acquisitions or joint ventures when we believe they are appropriate methods of executing our strategy. In recent years, we have invested in programs that would benefit future periods, such as streamlining our product manufacturing and supply chain operations, expanding and refining our sales channel, implementing a new global enterprise resource planning (ERP) system and developing products and services that will effectively support our strategy. We have also significantly reduced our operating cost structure. We believe these initiatives have positioned us to take advantage of improving economic conditions and other opportunities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (continued)

In January, 2011, we announced our plan to acquire Vocollect, Inc., a maker of voice recognition software and hardware for warehouses, distribution centers and other deployment environments. Refer to Subsequent Events in Note M of the Notes to the Consolidated Financial Statements.

This acquisition is expected to give us the opportunity to more rapidly advance our solutions strategy and grow revenue and profits by adding innovative products and services and by bringing new partners into our channel. We intend to secure these benefits with a methodical approach to the integration of Vocollect, in which differences in business models and channel strategies are recognized and addressed in an appropriate manner.

We plan to continue to improve operational efficiency and reduce our costs. One of these activities is the continued transfer of foreign sales operations to our Singapore subsidiary. As part of that transfer, we plan to further simplify our system for delivering products to customers.

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2010, 2009 and 2008. The results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Year Ended December 31,
	2010		2009		2008
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$679.1		$658.2		$890.9
Costs and expenses:
Cost of revenues	417.8	61.5%	409.6	62.2%	536.1	60.2%
Research and development	67.3	9.9%	59.6	9.1%	67.9	7.6%
Selling, general and administrative	191.0	28.1%	187.8	28.5%	232.3	26.2%
Gain on intellectual property sales	(3.1)	(0.4%)	-	-	-	-
Restructuring charges	2.8	0.4%	20.6	3.1%	5.7	0.7%
Impairment of facility	3.0	0.4%	-	-	0.8	-
Flood related charge	-	-	-	-	1.1	0.1%
Total costs and expenses	678.8	99.9%	677.6	102.9%	843.9	94.7%

Operating profit (loss) from continuing operations	0.3	0.1%	(19.4)	(2.9%)	47.0	5.3%
Interest, net	(0.1)	0.0%	0.3	0.0%	2.3	0.3%
Earnings (loss) from continuing operations before income taxes	0.2	0.1%	(19.1)	(2.9%)	49.3	5.5%
Income tax expense (benefit)	5.5	0.8%	(8.3)	(1.3%)	13.6	1.5%
(Loss) earnings from continuing operations, net of tax	(5.3)	(0.7%)	(10.8)	(1.6%)	35.7	4.0%
Loss from discontinued operations, net of tax	-	-	(1.0)	(0.2%)	-	-
Net (loss) earnings	$(5.3)	(0.7%)	(11.8)	(1.8%)	$35.7	4.0%

Basic (loss) earnings per share:
Continuing operations	$(0.09)		$(0.17)		$0.58
Discontinued operations	-		(0.02)		-
Net (loss) earnings per share	$(0.09)		$(0.19)		$0.58

Diluted (loss) earnings per share:
Continuing operations	$(0.09)		$(0.17)		$0.58
Discontinued operations	-		(0.02)		-
Net (loss) earnings per share	$(0.09)		$(0.19)		$0.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, as well as the year-over-year product and service revenue changes were as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category:
Systems and solutions	$379.2	55.8%	$368.2	55.9%	$542.1	60.8%
Printer and media	163.6	24.1%	151.4	23.0%	196.3	22.0%
Total product	542.8	79.9%	519.6	78.9%	738.4	82.8%
Service	136.3	20.1%	138.6	21.1%	152.5	17.2%
Total revenues	$679.1	100.0%	$658.2	100.0%	$890.9	100.0%

			2010 v. 2009		2009 v. 2008
Change in revenues by category:			Amount	Percent	Amount	Percent
Systems and solutions			$11.0	3.0%	$(173.9)	(32.1%)
Printer and media			12.2	8.1%	(44.9)	(22.9%)
Total product			23.2	4.5%	(218.8)	(29.6%)
Service			(2.3)	(1.7%)	(13.9)	(9.1%)
Total revenues			$20.9	3.2%	$(232.7)	(26.1%)

Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, as well as the year-over-year geographic region revenue changes were as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$344.1	50.7%	$373.2	56.7%	$492.8	55.3%
Europe, Middle East and Africa (EMEA)	213.0	31.3%	186.8	28.4%	290.4	32.6%
All others	122.0	18.0%	98.2	14.9%	107.7	12.1%
Total revenues	$679.1	100.0%	$658.2	100.0%	$890.9	100.0%

			2010 v. 2009		2009 v. 2008
Change in revenues by geographic region:			Amount	Percent	Amount	Percent
North America			$(29.1)	(7.8%)	$(119.6)	(24.3%)
Europe, Middle East and Africa (EMEA)			26.2	14.0%	(103.6)	(35.7%)
All others			23.8	24.2%	(9.5)	(8.8%)
Total revenues			$20.9	3.2%	$(232.7)	(26.1%)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product revenues of $542.8 million for the year ended December 31, 2010, increased $23.2 million, or 4.5%, compared to 2009. The growth in our 2010 product revenues was due to a $12.2 million, or 8.1%, increase in printer and media products and $11.0 million, or 3.0%, increase in systems and solutions products. The increase in printer and media products revenues was primarily driven by an increase in our sales to distribution channel partners, and the increase in systems and solutions products revenues was primarily related to increased product volumes.

Service revenues of $136.3 million for the year ended December 31, 2010, were down $2.3 million, or 1.7%, compared to 2009. The decrease in service revenues was primarily driven by the decline in U.S. federal government business.

Geographically, revenues in North America for the year ended December 31, 2010, decreased by $29.1 million, or 7.8%, while revenues in Europe, the Middle East and Africa (“EMEA”) and the Rest of the World (“ROW”) increased by $26.2 million, or 14.0%, and $23.8 million, or 24.2%, respectively, compared to 2009. The reduction in North America revenues in 2010 was attributable to the decline in U.S. federal government business, which was partially offset by an increase in sales revenues to commercial customers. The increase in EMEA revenues in 2010 was primarily related to growth in our overall business, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenues by $8.9 million, or 4.8 percentage points, as compared to the foreign currency exchange rates used in 2009. Across all regions, the unfavorable impact of foreign currency rates as compared to the foreign currency exchange rates used in 2009 was $2.3 million, or 0.9 percentage points.

Revenues in 2009 declined relative to 2008 across all of our product lines and geographic regions, primarily driven by reduced product volumes due to the global economic downturn. The unfavorable impact of foreign currency exchange rates on total revenues was $18.3 million in 2009, or 2 percentage points, as compared to 2008.

The decrease in product revenues from 2008 to 2009 consisted of a decrease in system and solutions revenues of $173.9 million and a decrease in printer and media revenues of $44.9 million. The decline in system and solutions revenues from 2008 to 2009 was primarily attributable to reduced product sales in North American market of $82.5 million, or 47.4%, and in the EMEA of $75.0 million, or 43.1%, as customers cut back on capital spending. Sales for printer and media products followed a similar trend in 2009, with North American market accounting for $22.6 million, or 50.3%, and EMEA accounting for $21.3 million, or 47.4%, of the total decrease in printer and media revenues as compared with 2008.

The decrease in service revenues from 2008 and 2009 was primarily from North American and EMEA, which corresponded to lower product volumes in these markets in 2009 as compared with 2008.

Geographically, in 2009 as compared with 2008, product and service revenues decreased in all regions, with the largest declines in North American and EMEA. The changes in foreign currency conversion rates unfavorably impacted EMEA revenue by $16.1 million in 2009, or 6 percentage points, as compared to 2008. Additionally, 2008 revenues in EMEA included a European enterprise postal deployment, which was not repeated in 2009 and accounted for 6 percentage points of the decline in the EMEA region from 2008 to 2009. The lower product revenues in Latin America accounted for approximately 68% of total revenue decrease in the ROW.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit and gross margin by revenue category for the years ended December 31, 2010, 2009 and 2008, were as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$204.6	37.7%	$188.5	36.3%	$290.2	39.3%
Service	56.7	41.6%	60.1	43.3%	64.6	42.4%
Total gross profit and gross margin	$261.3	38.5%	$248.6	37.8%	$354.8	39.8%

Total gross profit for the year ended December 31, 2010, increased $12.7 million and the total gross margin increased by 70 basis points compared to 2009. The increase in total gross profit was due to a $16.1 million, or 140 basis points, increase in gross profit for the product segment, partially offset by a $3.4 million, or 170 basis points, decrease in gross profit for the service segment. The increase in 2010 product gross profit and gross margin was primarily due to increased volume of product sales and more favorable product and geographic related mix.

The decrease in service gross profit and gross margin for the year ended December 31, 2010 was mainly attributable to the decline in U.S. federal government business.

The total gross profit in 2009 decreased by $106.2 million and the total gross margin decreased by 200 basis points compared to 2008. The decrease in total gross margin in 2009 was due to a decrease in product gross margin, partially offset by an increase in service gross margin. The decrease in total gross profit was primarily due to a $101.7 million decrease in product gross profit, which was driven by reduced product volumes, less favorable product and geographic related mix, the unfavorable impact of currency translation and competitive pricing. The decrease in product gross margin in 2009 was primarily attributable to reduced product volumes, less favorable product and geographic related mix, the unfavorable impact of currency translation and competitive pricing.

The increase in service gross margin in 2009 was mainly attributable to reduced service costs from the North America service depot consolidation program implemented in the third quarter of 2008, and ongoing cost management.

Research and Development Expense, Net (In millions)

	Year Ended December 31,
	2010		2009		2008
	Amount	Change from prior year	Amount	Change from prior year	Amount
Research and development expense, net	$67.3	$7.7	$59.6	$(8.3)	$67.9

Research and development (“R&D”) expense increased $7.7 million, or 12.9%, for the year ended December 31, 2010, compared to 2009. This increase in R&D expense was due to increased R&D investment for new product development and release. Included in 2010 R&D expense were $0.4 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses.

R&D expense decreased $8.3 million, or 12.2%, in 2009 compared to 2008. The decrease in R&D expense was primarily driven by various cost reduction programs we implemented in 2009 in response to the global economic downturn, including labor-related savings of $6.1 million. Additionally, included in 2009 R&D expense were $2.6 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses. R&D expense accounted for 9.1% of revenues in 2009, compared to 7.6% and 8.1% of revenues in 2008 and 2007, respectively. R&D expense decreased in absolute dollars in 2009, while R&D expense as a percentage of total revenues increased in 2009, reflecting our continued focus on product development and product releases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense (In millions)

	Year Ended December 31,
	2010		2009		2008
	Amount	Change from prior year	Amount	Change from prior year	Amount
Selling, general and administrative expense	$191.0	$3.1	$187.9	$(44.3)	$232.2

Selling, general and administrative (“SG&A”) expense increased $3.1 million, or 1.6%, for the year ended December 31, 2010 compared to 2009. The increase was primarily attributable to higher investment in our sales organization.

The decrease in SG&A expense of $44.3 million, or 19.1%, in 2009 compared to 2008 reflected various cost reduction programs we implemented in 2009 in response to the global economic downturn. Labor-related savings was approximately $29.3 million, which accounted for 66% of the total decrease in SG&A expense in 2009. Foreign exchange fluctuations in 2009 had a favorable impact on our SG&A expense by $2.3 million as compared to 2008. Substantially all of the remaining decrease in SG&A was attributable to a reduction in indirect and discretionary spending.

Gain on Intellectual Property Sales

We recorded a $3.1 million gain on intellectual property sales, net of commissions, as a result of sales of certain patents to unrelated parties for the year ended December 31, 2010.

2009 and 2010 Restructuring Charges:

In January and April 2009, we committed to business restructuring plans intended to reorganize our sales function and reduce our work force. The total pre-tax restructuring costs for these plans were $23.4 million, including employee termination costs of $20.3 million, and other transitional costs of $3.1 million. We recorded $20.6 and $2.8 million of the restructuring charges in 2009 and 2010, respectively. As of December 31, 2010, all restructuring related charges have been recorded, and substantially all of the severance-related and periodic transitional costs were cash expenditures.

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

Impairment of Facility

We recorded a $3.0 million impairment charge for the year ended December 31, 2010, as a result of a write-down of a real estate asset prior to its sale in the fourth quarter of 2010.

 ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest, net (In millions)

	Year Ended December 31,
	2010		2009		2008
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest, net	$(0.1)	$(0.4)	$0.3	$(2.0)	$2.3

Net interest expense of $0.1 million for the year ended December 31, 2010 unfavorably impacted pre-tax earnings by $0.4 million compared to net interest income of $0.3 million in 2009.  While the company has no external debt it incurs interest expense on cash advances against the value of certain corporate owned life insurance policies. In 2010 this interest expense was slightly greater than interest income earned on cash and investments due to lower average interest rates.

The decrease of net interest income of $2.0 million in 2009 compared to 2008 was primarily due to lower average interest rates in 2009. Interest rates were low during global recession as governments reduced borrowing rates to promote the resumption of sustainable economic growth and to preserve price stability.

Income Tax Expense (Benefit) (In millions)

	Year Ended December 31,
	2010		2009		2008
	Amount	Change from prior year	Amount	Change from prior year	Amount
Income taxes expense (benefit)	$5.5	$13.8	$(8.3)	$(21.9)	$13.6

With our 2010 income from continuing operations before tax at a near breakeven level for the year, our tax provision is presented in dollar terms rather than in percentage terms.

As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary in Singapore. In 2010, we recorded non-cash tax expense of approximately $4.0 million to establish a Singapore headquarters for our supply chain operations and foreign sales activities. This is a recurring item regardless of the amount of income from operations, and is approximately $4.0 million tax expense annually. Our 2010 state tax expense was favorably impacted by $0.9 million from elections made in 2010 when filing the 2009 tax returns and from other related adjustments. The remaining 2010 tax expense primarily results from income in several foreign jurisdictions and losses in Singapore for which a valuation allowance has been provided.

The tax benefit for the year ended December 31, 2009, reflects an effective tax rate for continuing operations of (43.2%), compared to a U.S. statutory rate of 35%. In the fourth quarter of 2009, Intermec recognized a US tax settlement benefit of approximately $1.0 million which favorably impacted our rate for the quarter and the year. The effective tax rate for the year was favorably impacted by research tax credit benefits, tax settlements and lower foreign tax rates, which were partially offset by nondeductible incentive stock based compensation.

The tax expense for the year ended December 31, 2008, reflects an effective tax rate for continuing operations of 27.6%, compared to a U.S. statutory rate of 35%. In the fourth quarter of 2008, the provision for income taxes included a favorable adjustment of $4.0 million as a result of our new manufacturing structure and future foreign income expectations. During the year, we also recorded benefits for 2008 research credits and provisions for state taxes and nondeductible incentive stock based compensation.

In the normal course of our business, we seek lawful, tax efficient means of managing our income tax expense. Please refer to Note J to our consolidated financial statements.

Foreign Currency Transactions and Effect of Foreign Exchange Rates

We are subject to the effects of currency fluctuations due to the global nature of our operations. Currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in foreign exchange rates, net of hedging activities, resulted in net foreign currency transaction losses of $0.9 million, $2.2 million, and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For fiscal year 2010, our operations derived approximately 47.6% of revenues from non-U.S. customers. At December 31, 2010, long-lived assets attributable to countries outside of the U.S. comprised 11% of total long-lived assets. The largest components of these assets are attributable to Mexico, where we maintain product repair facilities, followed by Singapore.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations.

Cash Flow Summary

The following discussion reflects the effects of the immaterial restatement presented in Note A of the Notes to the Consolidated Financial Statements. Our cash flows are summarized in the following table (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities of continuing operations	$21,790	$23,996	$61,803
Net cash provided by (used in) investing activities of continuing operations	18,218	(49,765)	16,449
Net cash (used in) provided by financing activities of continuing operations	(18,240)	2,150	(91,966)

At December 31, 2010, cash, cash equivalents and short-term investments totaled $228.3 million, a decrease of $9.9 million compared to the December 31, 2009, balance of $238.2 million. Our short-term investments consist primarily of low risk securities, primarily consisting of time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash provided by operating activities consisted of net (loss) earnings adjusted for non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities from continuing operations in for the year ended December, 31, 2010, was $21.8 million and consisted of net loss of $5.3 million, adjustments for non-cash items of $18.0 million and cash provided by working capital and other activities of $9.1 million. Operating activities in 2010 provided lower cash flows compared to 2009, primarily due to an increase in accounts receivable as a result of higher revenue. In 2009, the $24.0 million of cash provided by operating activities was primarily due to cash provided by working capital and other activities of $25.8 million mainly due to volume driven decreases in accounts receivable and our efforts in inventory reduction, partially offset by cash payments for restructuring activities. In 2008, the $61.8 million of cash provided by operating activities of continuing operations was primarily due to net earnings of $35.7 million and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

Investing activities for the year ended December 31, 2010, provided $18.2 million of cash primarily due to sales of investments of $36.7 million, partially offset by capital expenditure of $14.3 million. In 2009, investing activities of continuing operations used $49.8 million of cash primarily due to our purchase of short-term investments of $35.8 million and capital expenditures of $11.0 million. In 2008, investing activities provided $16.4 million of cash primarily due to sale of investments of $28.5 million and sale of property, plant and equipment of $5.5 million.

Financing activities for the year ended December 31, 2010, used cash of $18.2 million primarily related to the repurchase of our common stock of $20.0 million. Financing activities in 2009 provided cash of $2.2 million, related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options. Financing activities in 2008 used $92.0 million of cash, primarily for the $100.0 million debt repayment in March of 2008.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have an unsecured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million at December 31, 2010. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2010, of $48.5 million under the Revolving Facility. As of December 31, 2010, we had no borrowings under the Revolving Facility, and were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

As discussed in Note M of the Notes to the Consolidated Financial Statements, on January 15, 2011, we entered into an Agreement and Plan of Merger with Vocollect (the “Merger Agreement”) pursuant to which we will acquire all of the outstanding shares of capital stock of Vocollect, in connection with which we entered into a revision of the Revolving Facility that would enable us to convert our existing $50 million, five-year unsecured revolving credit facility into a $100 million, three-year, secured revolving credit facility (the “New Facility”). The New Facility will be used to finance a portion of the Merger, to finance our working capital requirements, for letters of credit, and for general corporate purposes. The New Facility will become effective on the date of the closing of the Merger, provided that the closing date occurs on or before April 15, 2011. If the closing date does not occur prior to the April 15, 2011, the New Facility will become null and void and the existing Revolving Facility will remain in full force and effect until it matures in October 2012.

The key terms of the Revolving Facility and the New Facility are as follows:

	Revolving Facility		New Facility
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

●
Loans will bear interest at a variable rate equal to either (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or if LIBOR is not available, (ii) the base rate less the applicable margin, which ranges from 0.25% to 0.75%. The base rate is equal to the higher of (a) the Bank’s prime rate, or (b) the federal funds effective rate plus 150 basis points.

●
A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility. The fee on the unused portion of the Revolving Facility ranges from 0.125% to 0.20%.

●
A fee ranging from 1.25% to 1.75% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the New Facility. The fee on the unused portion of the New Facility ranges from 0.15% to 0.25%.

●	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.	●
If an event of default occurs, the Bank may accelerate payment amounts due under the New Facility at its option, the Bank’s obligation to extend further credit will cease and the Bank may exercise its right with respect to (i) assets of certain domestic subsidiaries, (ii) the pledges of equity in certain of our domestic and foreign subsidiaries, and (iii) the guaranties of payment obligations from certain of our domestic subsidiaries.

●
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

●
The New Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

●
Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility. The minimum tangible net worth required is $406.8 million and the maximum funded debt to EBITDA allowed is 2.50:1.

●
Financial covenants related to our tangible net worth, annual net income after taxes, quarterly adjusted net income before taxes and asset coverage ratio, each as defined in the New Facility, will be set when the New Facility becomes effective on the date of closing.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations and funds available from the revolving and new credit facility noted above will provide adequate funding for the pending acquisition of Vocollect, and to meet our expected working capital, capital expenditure, and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market, or to expand into new markets, which we believe can be funded with a combination of cash on hand, projected cash flows from operations and additional financing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

The business restructuring plan that we committed to in April 2009 reduced our workforce and resulted in the curtailment of pension benefits to the terminated employees who were participants in our U.S. pension plans. Additionally, on December 31, 2009, we announced the decision to amend our pension plans and freeze the remainder of our U.S. pension plans effective February 28, 2010. These actions are expected to substantially reduce our future pension benefits cost. We are required to make minimum funding for these plans under the Employee Retirement Income Security Act of 1974 (“ERISA”) or other rules governing funding of pension plans. We may also make discretionary contributions to fund these plans in future years. We anticipate contributing approximately $6.3 million to our pension plans in 2011.

During the year ended December 31, 2010, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share under these share repurchase agreements.

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

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2010 (in millions). The table does not include amounts recorded on our consolidated balance sheet as current liabilities.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$29.5	$8.4	$12.4	$6.5	$2.2
Purchase commitments	14.4	4.1	10.3	-	-
Pension and other postretirement cash funding requirements	5.1	0.3	4.8	-	-
Total contractual obligations	$49.0	$12.8	$27.5	$6.5	$2.2

Operating leases are discussed in Note F of the Notes to the Consolidated Financial Statements. Pension and other postretirement plans are discussed in Note K of the Notes to the Consolidated Financial Statements.

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

We have requirements to provide minimum funding for our pension and other postretirement benefits plans under ERISA regulations. We may make future discretionary contributions to the extent such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. See Note K of the Notes to the Consolidated Financial Statements for details.

Our liability for unrecognized tax benefits of $24.2 million at December 31, 2010, has been omitted from the table above, because we cannot determine with certainty when this liability will be settled. We expect to fund these contractual obligations with our existing cash, cash equivalents, short-term investments and cash flows from operations.

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

For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exception, return provision or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exception and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately receive and on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewal, to our customers in the form of product maintenance services. Our product and maintenance services are typically separately priced. We defer the stated amount of the separately priced product maintenance services contracts and recognize the deferred revenue as services are rendered, generally straight-line over the contract term.

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

Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions.

Inventory Obsolescence. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, or there are technology or design changes, additional inventory write-downs could be required, which would negatively impact our gross margin. Likewise, favorable future demand and market conditions, and/or technology or design changes, could positively impact future operating results if previously written-down inventory is sold. Management continues to evaluate market and technology conditions and design changes to ensure that our reserves are adequate.

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

Critical Accounting Policies and Estimates (Continued)

Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2010, we had net deferred tax assets of $239.9 million, which include $35.7 million of general business credit carry-forwards and $52.0 million of foreign tax credit carry-forwards with expiration dates ranging from 2011 through 2030. The remainder of our deferred tax assets consist of tax timing items including postretirement obligations, deferred revenue and capitalized R&D. Our valuation allowance against these tax assets is less than $3 million. In analyzing utilization of our  deferred tax assets, we consider future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets, for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

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

We perform an annual measurement of our projected obligations and plan assets or when major events occur requiring remeasurement. These measurements require several assumptions, the most important of which are the discount rate, the expected long-term rate of return on plan assets, and health care cost projections. These assumptions could vary materially from actual results due to economic events or different rates of retirement, mortality or withdrawal, positively or negatively affecting our future annual expense and projected benefit obligation.

The rate used to discount future cash flows of benefit obligations back to the measurement date, reflects the market rate for high-quality fixed-income debt instruments. The weighted average discount rates for our domestic and foreign plans as of December 31, 2010, were 5.43% and 5.13% respectively, compared to 6.04% and 5.32% as of December 31, 2009. The decrease in the discount rate used for domestic plans reflects lower interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $14.9 million. The expected return on plan assets is based on the market-related value of assets. For the market-related value of assets, a calculated basis is used to reflect a smoothed actuarial value of assets, equal to a moving average of market values in which investment income is recognized over a five-year period for U.S. plans and a three-year period for non-U.S. plans. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return for our domestic and foreign plans was 8.20% and 5.41%, respectively. A one-half percentage point decrease in the expected long-term rate of return would result in an increase in our net periodic pension cost of $0.7 million.

Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 5.00% and 5.50% at December 31, 2010, and 2009, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2010 was 9.00% and is projected to decrease over eighteen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase or decrease of approximately $0.1 million.

The difference between actual amounts and estimates based on actuarial assumptions is recognized in other comprehensive income (loss) in the period in which they occur. See Note K of the Notes to the Consolidated Financial Statements for details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance on software revenue recognition rules. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. We are still assessing the potential impact of adopting this guidance. Historically software has been incidental to our hardware, and we would not expect the adoption on our similar historical arrangements to have a material impact on our financial statements.

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. It alters the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning January 1, 2011. We are still assessing the potential impact of adopting this guidance. We have historically not had significant multiple deliverable arrangements, and we would not expect the adoption on our similar historical arrangements to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rates: Due to our global operations, our cash flow and earnings are exposed to risk based on movements in foreign exchange rates. We conduct business in approximately 103 countries and generally invoice customers in their local currency, resulting in a foreign currency denominated revenue transaction and accounts receivable balance. Our subsidiaries also purchase certain raw materials and other items in local currencies.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent movement in currency exchange rates applied to the exposure described above. As of December 31, 2010, the analysis indicated that if our hedges of exchange exposure were not in place, such market movements would have an impact of approximately $16.5 million on our results of operations. The actual gains or losses in the future may differ significantly from that analysis, if changes in the timing and amount of currency exchange rate movements and our hedging activities are different from 2010.

During the year ended December 31, 2010, $386.3 million, or 56.9%, of our sales were denominated in U.S. dollars, $139.6 million, or 20.6%, denominated in Euros, $54.9 million, or 8.0%, denominated in British pounds, and $98.3 million, or 14.5% denominated in other foreign currencies. Fluctuations in foreign currency translation rates negatively impacted our sales by approximately $2.3 million in 2010, in comparison to 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of December 31, 2010. There were no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

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
Robert J. Driessnack
Senior Vice President and
Chief Financial Officer

Report of the Independent Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 31 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 25, 2011 (the “2011 Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2011 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2011 Proxy Statement, and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2011 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2011 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2011 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (b)           Index to Exhibits at page 63 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer
February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Byrne	Director, President and	February 18, 2011
Patrick J. Byrne	Chief Executive Officer

/s/ Allen J. Lauer	Director and Chairman of the Board	February 18, 2011
Allen J. Lauer

/s/ Eric J. Draut	Director	February 18, 2011
Eric J. Draut

/s/ Gregory K. Hinckley	Director	February 18, 2011
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	February 18, 2011
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	February 18, 2011
Stephen P. Reynolds

/s/ Steven B. Sample	Director	February 18, 2011
Steven B. Sample

/s/ Oren G. Shaffer	Director	February 18, 2011
Oren G. Shaffer

/s/ Larry D. Yost	Director	February 18, 2011
Larry D. Yost

/s/ Robert J. Driessnack	Senior Vice President and Chief Financial Officer	February 18, 2011
Robert J. Driessnack	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 18, 2011

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product	$542,783	$519,603	$738,426
Service	136,328	138,602	152,457
Total revenues	679,111	658,205	890,883

Costs and expenses:
Cost of product revenues	338,220	331,128	448,216
Cost of service revenues	79,619	78,519	87,881
Research and development, net of credits of $400, $2,600, and $1,800	67,271	59,566	67,899
Selling, general and administrative	191,070	187,867	232,181
Gain on intellectual property sales	(3,148)	-	-
Restructuring charges	2,780	20,577	5,748
Impairment of facility	3,008	-	802
Flood related charge	-	-	1,122
Total costs and expenses	678,820	677,657	843,849

Operating profit (loss) from continuing operations	291	(19,452)	47,034
Interest income	1,229	1,312	4,787
Interest expense	(1,296)	(995)	(2,520)
Earnings (loss) from continuing operations before income taxes	224	(19,135)	49,301
Income tax expense (benefit)	5,549	(8,263)	13,615
(Loss) earnings from continuing operations	(5,325)	(10,872)	35,686
Loss from discontinued operations, net of tax	-	(971)	-
Net (loss) earnings	$(5,325)	$(11,843)	$35,686

Basic (loss) earnings per share:
Continuing operations	$(0.09)	$(0.17)	$0.58
Discontinued operations	-	(0.02)	-
Net (loss) earnings per share	$(0.09)	$(0.19)	$0.58

Diluted (loss) earnings per share:
Continuing operations	$(0.09)	$(0.17)	$0.58
Discontinued operations	-	(0.02)	-
Net (loss) earnings per share	$(0.09)	$(0.19)	$0.58

Shares used in computing basic (loss) earnings per share	61,364	61,644	61,183
Shares used in computing diluted (loss) earnings per share	61,364	61,644	61,658

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$221,467	$201,884
Short-term investments	6,788	36,301
Accounts receivable, net	110,455	106,890
Inventories	82,657	101,537
Current deferred tax assets, net	45,725	51,480
Other current assets	17,864	16,826
Total current assets	484,956	514,918

Property, plant and equipment, net	36,320	37,383
Other acquired intangibles, net	3,031	2,587
Deferred tax assets, net	194,597	182,533
Other assets	30,361	34,404
Total assets	$749,265	$771,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,069	$102,947
Payroll and related expenses	20,155	20,683
Deferred revenue	36,227	39,038
Total current liabilities	153,451	162,668

Long-term deferred revenue	23,752	22,010
Pension and other postretirement benefits liabilities	95,922	81,897
Other long-term liabilities	14,911	14,967

Commitments and Contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,594 and 62,203 shares issued, 60,191 and 61,653 shares outstanding)	625	622
Additional paid-in capital	694,291	703,590
Accumulated deficit	(179,570)	(174,245)
Accumulated other comprehensive loss	(54,117)	(39,684)
Total shareholders’ equity	461,229	490,283
Total liabilities and shareholders’ equity	$749,265	$771,825

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash and cash equivalents at beginning of the year	$201,884	$221,335	$237,247

Cash flows from operating activities of continuing operations:
Net (loss) earnings	(5,325)	(11,843)	35,686
Loss from discontinued operations	-	971	-
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	14,951	15,913	16,493
Impairment of facility	3,008	-	802
(Gain) loss on sale of property, plant and equipment	-	134	(2,873)
Change in pension and other postretirement plans, net	(4,312)	(2,922)	(749)
Deferred taxes	(254)	(11,941)	9,811
Stock-based compensation	8,955	7,875	7,027
Excess tax benefit from stock-based payment arrangements	-	-	(937)
Gain on intellectual property sales	(3,148)	-	-
Gain on company owned life insurance	(863)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,862)	34,228	42,431
Inventories	18,071	15,730	(10,316)
Other current assets	(981)	(2,252)	(1,415)
Accounts payable and accrued expenses	(4,630)	(10,127)	(22,955)
Payroll and related expenses	(157)	(4,514)	(6,069)
Deferred revenue	(1,069)	(5,133)	(1,935)
Other operating activities	1,406	(2,123)	(3,198)
Net cash provided by operating activities of continuing operations	21,790	23,996	61,803

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(14,253)	(11,038)	(13,766)
Purchases of investments	(6,760)	(35,790)	(760)
Sales of investments	36,715	-	28,515
Capitalized patent legal fees	(1,491)	(4,704)	(3,637)
Sale of property, plant and equipment	2,985	1,867	5,497
Other investing activities	1,022	(100)	600
Net cash provided by (used in) investing activities of continuing operations	18,218	(49,765)	16,449

Cash flows from financing activities of continued operations:
Repayment of debt	-	-	(100,000)
Stock repurchases	(20,037)	-	-
Excess tax benefit from stock-based payment arrangements	-	-	937
Proceeds from stock options exercised	593	619	4,362
Other financing activities	1,204	1,531	2,735
Net cash (used in) provided by financing activities of continued operations	(18,240)	2,150	(91,966)

Net cash provided by (used in) continuing operations	21,768	(23,619)	(13,714)
Effect of exchange rate changes on cash and cash equivalents	(2,185)	4,168	(2,198)
Resulting increase (decrease) in cash and cash equivalents	19,583	(19,451)	(15,912)
Cash and cash equivalents at end of the year	$221,467	$201,884	$221,335

Supplemental Information
Cash payments:
Interest on debt	-	-	(3,500)
Income taxes paid	(6,351)	(5,166)	(5,889)

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$612	$679,241	$(196,795)	$1,053	$484,111
Comprehensive loss:
Net earnings			35,686		35,686
Foreign currency translation adjustment				(9,729)	(9,729)
Pension adjustment, net of tax				(41,761)	(41,761)
Unrealized loss on securities, net of tax				(319)	(319)
Comprehensive loss					(16,123)
Pension and other postretirement benefits adoption of new accounting standards			(1,293)		(1,293)
Stock based activity	6	15,055			15,061
Balance, December 31, 2008	$618	$694,296	$(162,402)	$(50,756)	$481,756
Comprehensive loss:
Net loss			(11,843)		(11,843)
Foreign currency translation adjustment				4,692	4,692
Pension adjustment, net of tax				6,243	6,243
Unrealized gain on securities, net of tax				137	137
Comprehensive loss					(771)
Stock based activity	4	9,294			9,298
Balance, December 31, 2009	$622	$703,590	$(174,245)	$(39,684)	$490,283
Comprehensive loss:
Net loss			(5,325)		(5,325)
Foreign currency translation adjustment				(2,457)	(2,457)
Pension adjustment, net of tax				(11,860)	(11,860)
Unrealized loss on securities, net of tax				(116)	(116)
Comprehensive loss					(19,758)
Stock repurchase	(18)	(20,019)			(20,037)
Stock based activity	21	10,720			10,741
Balance, December 31, 2010	$625	$694,291	$(179,570)	$(54,117)	$461,229

See accompanying notes to consolidated financial statements

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies

Intermec designs, develops, integrates, sells, and services wired and wireless automated identification and data collection (“AIDC”) products and provides related services. Our products include mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, including radio frequency identification (“RFID”) products. These products and services allow customers to identify, track and manage their assets and other resources in ways that improve the efficiency and effectiveness of their business operations. Our products are designed to withstand mobile use and rugged warehouse and field conditions.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Intermec, Inc., and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. We have no unconsolidated subsidiaries.

Foreign Currencies. Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency remeasurement are included in the selling, general and administrative expenses on the consolidated statements of operations. Operating results include net foreign currency transaction losses of $0.9, $2.2, and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provision for uncollectible accounts receivable, allowance for sales returns, sales incentives, excess and obsolete inventory, tax valuation allowances, the liabilities for uncertain tax provisions, warranty costs, pension and postretirement obligations, and stock-based compensation.

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

For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exception, return provision or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exception and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately receive and based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewal, to our customers in the form of product maintenance services. Our product and maintenance services are typically separately stated and priced. We defer the stated amount of the separately priced product maintenance services contracts and recognize the deferred revenue as services are rendered, generally straight-line over the contract term.

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

Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (continued)

Allowance for Doubtful Accounts, Sales Returns and Sales Incentives. We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. This estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable. We reduce revenue by providing allowances for estimated customer returns, price exceptions and other incentives that occur under sales programs established by us directly or with our distributors and resellers. For the period ended December 31, 2009, our allowance for sales returns included estimated customer returns, price exceptions, and other incentives that were part of sales. With changes in certain contractual terms with our distributors, beginning in 2010, we began to globally record price exceptions directly to the customers' account instead of an allowance to gross receivables. Our allowance for doubtful accounts and sales returns reduced our gross accounts receivable by $7.5 and $10.3 million at December 31, 2010, and 2009, respectively.

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

We perform an annual measurement of our projected obligations and plan assets or when major events may occurred requiring for remeasurement. These measurements require several assumptions, the most critical of which are the discount rate, the expected long-term rate of return on plan assets, and health care cost projections.

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

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We generally place our cash and cash equivalents and investments with high-credit-quality counterparties, and by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Our short-term investments are comprised primarily of time deposits. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2010, 2009 and 2008, one customer, ScanSource accounted for more than 10% of our revenues. Total sales to this customer were 23%, 19%, and 13% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, ScanSource accounted for 14% and 18% of our accounts receivable as of December 31, 2010 and 2009, respectively. We believe that the receivable balance from ScanSource does not represent a significant credit risk based on past collection experience.

Intangible Assets. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life. A majority of our finite-lived intangible assets pertain to a portion of our patent portfolio and have estimated useful lives ranging from 3 years to 18 years. See Note G of the Notes to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets including Intangible Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. We recorded a $3.0 million impairment charge for the year ended December 31, 2010, as a result of a write-down of a real estate asset prior to its sale in the fourth quarter of 2010. We also recorded approximately $0.8 million of impairment loss for certain property for the year ended December 31, 2008. No additional impairment of long-lived assets was considered necessary for the year ended December 31, 2010 and 2009.

Capitalized Legal Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of December 31, 2010, and 2009, $12.4 and $11.4 million of legal patent defense costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our consolidated balance sheets.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Significant Accounting Policies (continued)

Research and Development. Research and development (“R&D”) costs, net of credits, are expensed as incurred. Total expenditures on R&D activities amounted to $67.3, $59.6, and $67.9 million, net of $0.4, $2.6, and $1.8 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses, for the years ended December 31, 2010, 2009 and 2008, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

Reclassification. Certain reclassifications have been made to prior periods to conform to the current year presentation. Specifically, we have reclassed impairment charge previously reported in selling, general and administrative expense and now report the charge in impairment of facility. This reclassification had no impact on previously reported earnings from continuing operations or net income. In addition, we have reclassed deferred tax liabilities previously reported in current deferred tax assets, net and deferred tax assets, net and now report these liabilities in accounts payable and accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheets.

Immaterial Restatement of the Statement of Cash Flows. Subsequent to the issuance of our 2009 consolidated financial statements, we determined that certain amounts within the 2009 and 2008 consolidated statement of cash flows were misstated due to non-cash foreign currency adjustments related to working capital items that were inappropriately mapped to the effect of exchange rates on cash and cash equivalents contrary to ASC 230, Statement of Cash Flows. As a result, the affected line items under cash flows from operating activities and effect of exchange rate changes on cash and cash equivalents of the consolidated statement of cash flows for the years ended December 31, 2009 and 2008, have been restated as follows (in thousands):

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities of continuing operations:
Deferred taxes	$(12,169)	$(11,941)	$9,759	$9,811
Changes in operating assets and liabilities:
Accounts receivable	31,211	34,228	52,938	42,431
Inventories	15,072	15,730	(7,781)	(10,316)
Other current assets	(2,421)	(2,252)	285	(1,415)
Accounts payable and accrued expenses	(10,059)	(10,127)	(25,853)	(22,955)
Payroll and related expenses	(4,116)	(4,514)	(7,371)	(6,069)
Deferred revenue	(4,160)	(5,133)	(3,740)	(1,935)
Net cash provided by operating activities of continuing operations	21,363	23,996	70,488	61,803

Net cash used in continuing operations	$(26,252)	$(23,619)	$(5,029)	$(13,714)
Effect of exchange rate changes on cash and cash equivalents	6,801	4,168	(10,883)	(2,198)

The restatements impacted only line items within the consolidated statement of cash flows, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported. The restated line items do not have any impact on the consolidated balance sheets or statements of operations for any period. We have also set forth in Quarterly Financial Information, disclosure regarding impact of the restatement of the affected line items of the unaudited consolidated statement of cash flows for the three months ended March 28, 2010, and March 29, 2009. We do not consider any of these corrections to be material.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance on software revenue recognition rules. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. We are still assessing the potential impact of adopting this guidance. Historically software has been incidental to our hardware, and we would not expect the adoption on our similar historical arrangements to have a material impact on our financial statements.

In October 2009, the FASB updated its guidance on revenue arrangements with multiple deliverables. It alters the criteria for separating consideration in multiple-deliverable arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. We are still assessing the potential impact of adopting this guidance. We have historically not had significant multiple deliverable arrangements, and we would not expect the adoption on our similar historical arrangements to have a material impact on our financial statements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B: Cash and Cash Equivalents, Short-term Investments, Revolving Credit Facility

We consider highly liquid investments purchased within three months of their date of maturity to be cash equivalents. The fair value of these investments approximate their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All short-term investments are classified as available-for-sale. Changes in market value of these securities are reflected in accumulated other comprehensive loss as unrealized gains or losses. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our statement of operations, and a new cost basis in the investment is established.

Cash and cash equivalents were $221.5 and $201.9 million at December 31, 2010, and 2009, respectively, and consisted mainly of bank deposits and money market funds. We have invested in a Wells Fargo & Company money market fund which represents 37% and 36% of cash and cash equivalents at December 31, 2010 and 2009, respectively.

Short-term investments totaled $6.8 and $36.3 million at December 31, 2010, and 2009, respectively. Our short-term investments consisted primarily of the following available-for-sale securities at December 31 (in thousands):

	2010				2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity security	$405	$-	$(181)	$224	$405	$-	$(239)	$166
Bond fund	-	-	-	-	30,270	189	-	30,459
Certificates of deposit	6,373	191	-	6,564	5,676	-	-	5,676
	$6,778	$191	$(181)	$6,788	$36,351	$189	$(239)	$36,301

The contractual maturity of the certificates of deposit is September 2011.

On September 27, 2007, we entered into an unsecured Revolving Credit Facility with Wells Fargo Bank, National Association (the “Revolving Facility”) with a maximum amount available under the Revolving Facility of $50.0 million. Net of outstanding letters of credit and limitations on availability, we had borrowing capacity at December 31, 2010, of $48.5 million under the Revolving Facility. We had no outstanding borrowings under the Revolving Facility as of December 31, 2010. As of December 31, 2010, we were in compliance with the financial covenants of the Revolving Facility. The Revolving Facility matures in October 2012. On January 15, 2011, we entered into an amended and restated credit agreement which is discussed in Note M of the Notes to the Consolidated Financial Statements.

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
  Financial covenants include a Maximum Leverage test and a Minimum Tangible Net Worth test, each as defined in the Revolving Facility. The minimum tangible net worth required is $406.8 million and the maximum funded debt to EBITDA allowed is 2.50:1.

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
  Level 3: Unobservable inputs that are not corroborated by market data and typically reflect management's estimates of assumptions that market participants would use in pricing the asset. The fair values are then determined using model-based techniques.
Our level 1 financial instrument values are based on quoted market prices in active markets for identical assets, which we use to value our money market funds and equity securities. Our level 2 financial instrument values are based on quoted prices in active markets for similar assets, which we use to value our certificates of deposit, or comparable sales, such as quoted market rates for similar contracts. We do not have any financial instruments that require valuation using level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2010 and 2009 consisted of the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Money market funds	$121,943	$-	$-	$121,943
Certificates of deposit	-	36,268	-	36,268
Stock	224	-	-	224
Derivative instruments – assets	-	887	-	887
Total assets at fair value	$122,167	$37,155	$-	$159,322

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Derivative instruments – liabilities	$-	$(761)	$-	$(761)
Total liabilities at fair value	$-	$(761)	$-	$(761)

	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Money market funds	$111,971	$-	$-	$111,971
Certificates of deposit (a)	-	12,142	-	12,142
Bond fund	30,459	-	-	30,459
Stock	166	-	-	166
Derivative instruments – assets	-	1,743	-	1,743
Total assets at fair value	$142,596	$13,885	$-	$156,481

	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Derivative instruments – liabilities	$-	$(1,199)	$-	$(1,199)
Total liabilities at fair value	$-	$(1,199)	$-	$(1,199)

(a) Subsequent to the issuance of the 2009 consolidated financial statements, we determined that the certificates of deposit should have been classified as Level 2 investments (rather than level 1 investments as originally classified) as such investments are not actively traded. Accordingly, we have restated the classification of certificates of deposit of $12,142 from Level 1 to Level 2 in the table of fair value measurements to correct this immaterial disclosure error as of December 31, 2009.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C: Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the consolidated financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, at least annually or when necessary. For the year ended December 31, 2010, we recorded fair market value adjustments with a charge to earnings of approximately $3.0 million related to a real estate asset we held. At the time of the fair value adjustment, the fair value was measured using unobservable inputs (level 3), reflecting our assessment of the assumptions market participants would use in valuing the asset, based on a valuation technique that is consistent with the market approach. The real estate was sold in December of 2010 at approximately the value to which it had been adjusted. No such nonfinancial assets or liabilities were subject to fair value measurements for the year ended December 31, 2009.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at December 31, 2010 and 2009, approximate their carrying values due to their short-term nature.

Note D: Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $85.1 million as of December 31, 2010. Principal currencies we hedged include the Euro, British Pound, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note C, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was not material for the years ended December 31, 2010 and 2009. We recorded a net asset of $0.1 and $0.5 million for these contracts in other current assets for the years ended December 31, 2010 and 2009, respectively.

Note E: Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$32,586	$45,449
Service parts	9,818	7,794
Work in process	92	252
Finished goods	40,161	48,042
Inventories	$82,657	$101,537

In addition to the inventories described above, service parts inventories totaling $4.1 and $4.3 million that are not expected to be sold within the next 12 months are classified as other assets as of December 31, 2010 and 2009, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F: Property, Plant and Equipment

The components of property, plant and equipment were as follows (in thousands):

	December 31,
	2010	2009
Land	$4,924	$4,924
Buildings and improvements	8,270	7,007
Machinery and equipment	146,439	142,884
Total property, plant and equipment, at cost	159,633	154,815
Less: accumulated depreciation	(123,313)	(117,432)
Total property, plant and equipment, net	$36,320	$37,383

Depreciation expense from continuing operations was $14.1, $14.9, and $15.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives of the major classes of assets are:

Buildings	21-30 years
Building improvements	2-10 years
Machinery and equipment	2-10 years

Various properties we own that are not used for operations are classified as other assets with a total carrying value of $0.9 million and $7.1 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, we have remaining deferred gains of $2.0 and $2.4 million, respectively, related to sale-leaseback transactions. These deferred gains are being amortized straight-line over the terms of the related leases. Payments due under non-cancelable future leases during the next five years are as follows (in millions): 2011 - $8.4; 2012 - $6.9; 2013 - $5.4; 2014 - $4.7 and 2015 - $1.9.

Rental expense for operating leases from continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $10.1, $12.1 and $11.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is not material at December 31, 2010.

Note G: Intangibles

For the year ended December 31, 2010 and 2009, intangibles, net, consisted of $3.0 and $2.6 million, respectively, related to our patent portfolio. The gross carrying amount and accumulated amortization of our finite-lived intangibles were as follows (in thousands):

	December 31,
	2010	2009
Gross carrying amount	$13,126	$12,059
Less: accumulated amortization	(10,095)	(9,472)
Intangibles, net	$3,031	$2,587

The following table indicates the change in our intangible, net, during the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$2,587	$3,521
Additions	1,370	117
Amortization	(886)	(1,051)
Sales	(40)	-
Ending balance	$3,031	$2,587

Amortization expense on intangible assets was $0.8, $1.1 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for the succeeding five fiscal years is as follows (in millions): 2011 - $0.8; 2012 - $0.7; 2013 - $0.7; 2014 - $0.7 and 2015 - $0.2.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity

Stock Options

We account for stock-based compensation cost based on fair value method using the Black-Scholes valuation model. Stock-based compensation cost for awards with only service conditions is generally recognized as expense over the applicable vesting period of the stock award using a straight-line amortization method, net of estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation costs for the years ended December 31 is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Cost of revenues	$252	$252	$229
Selling, general and administrative	8,317	7,152	6,462
Total	$8,569	$7,404	$6,691

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $0.6, $0.6 and $4.4 million, with a related tax benefit of $0.6, $0.7 and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, derived from the compensation deductions resulting from these exercises. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period for options granted to our employees:

	2010	2009	2008
Risk-free interest rate	2.06%	2.33%	3.08%
Expected term in years	5.08	5.05	4.73
Expected stock price volatility	42.72%	47.11%	42.12%
Expected dividend yield	0.00%	0.00%	0.00%

We granted 744,302 options to our employees with an average fair value of $4.68, $5.05 and $8.38 per option for the years ended December 31, 2010, 2009 and 2008, respectively, based on the above assumptions. All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors.

We granted 32,320 options to our directors in 2010 with an average fair value of $5.09 per option. The average fair value of the options granted to directors was $5.48 per option and $11.05 per option for the years ended December 31, 2009 and 2008, respectively. The Black-Scholes assumptions used for these calculations were as follows:

	2010	2009	2008
Risk-free interest rate	2.08%	2.38%	3.15%
Expected term in years	6.51	6.45	6.59
Expected stock price volatility	44.29%	46.86%	46.00%
Expected dividend yield	0.00%	0.00%	0.00%

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

The number of shares of common stock authorized for issuance under the 2008 Omnibus Plan is 3,650,000. In addition, (a) any shares not subject to awards under the Prior Plans as of May 23, 2008 (the date of stockholder approval of the 2008 Omnibus Plan) plus (b) any shares subject to outstanding awards under the Prior Plans as of May 23, 2008, that cease to be subject to such awards (other than from exercise or settlement of the awards in vested shares), such as from awards expiring, terminating or being forfeited, will automatically become available for issuance under the 2008 Omnibus Plan, up to an aggregate maximum of 4,764,363 shares. Including the number of shares that may become available for issuance under the 2008 Omnibus Plan from the Prior Plans, as of May 23, 2008, the maximum number of shares that may be issued under the 2008 Omnibus Plan was 8,414,363 shares.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

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

As of December 31, 2010, there were 3,423,392 shares subject to outstanding awards granted under the 2008 Omnibus Plan. As of December 31, 2010, there were 1,828,662 shares subject to outstanding awards granted under the Prior Plans.

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

Beginning in 2008, upon approval of the 2008 Omnibus Plan, grants of stock options and other awards are made to our non-employee directors under the 2008 Omnibus Plan. Under the “Director Compensation Program under the 2008 Omnibus Incentive Plan” (the “2008 Program”), directors are annually granted a combination of stock options and restricted deferred stock units. The number of stock options and restricted deferred stock units is determined under the terms of the 2008 Program. Certain pro rata grants were made in 2008 to reflect the transition from the arrangements in prior calendar years, and these grants vested on December 31, 2008. In 2009, the Board made a one-time 25% reduction in the number of stock options and restricted deferred stock units that would have been granted under the 2008 Program. In 2010, the Board made a one-time 75% reduction in the number of stock options that would have been granted under the 2008 Program. Otherwise, annual option grants generally vest and become exercisable in four equal installments on the first business day of each fiscal quarter, beginning on the date of grant, and generally expire seven years from the date of grant. Restricted deferred stock unit grants become fully vested on the date of the annual meeting of stockholders following the date of grant provided a director continues to serve on the Board during that period. In the event of a director’s termination of service prior to vesting, all unvested restricted deferred stock units are automatically forfeited to the Company. All restricted deferred stock unit grants to directors under the 2008 Program will automatically be deferred into and subject to the Director Deferred Compensation Plan.

As of December 31, 2010, there were 2.64 million shares available for grant under our 2008 Omnibus Plan. The following table summarizes outstanding options under both the 2008 Omnibus Plan and under our Prior Plans:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,380,001	$18.83
Granted	776,622	11.42
Exercised	(133,988)	12.34
Forfeited	(17,848)	11.51
Canceled	(221,206)	20.55
Outstanding at December 31, 2010	3,783,429	17.51	2.97	$3,208,311
Vested and expected to vest at December 31, 2010	2,139,728	19.55	5.89	$1,595,505
Exercisable at December 31, 2010	1,955,719	19.79	5.74	$1,476,884

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options before applicable income taxes, and represents the amount the option holder would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

As of December 31, 2010, there was $8.8 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.89 years.

During fiscal years 2010, 2009 and 2008, the following activity occurred under our plans:

(in thousands)	2010	2009	2008
Total intrinsic value of stock options exercised	$1,038	$594	$7,932
Total fair value of stock awards vested	749	515	30
Total fair value of shared performance stock awards vested	-	855	855

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

Stock Awards

The fair value of each restricted stock unit (“RSU”) is the fair value of the underlying stock as of the date of grant. As of December 31, 2010, there was $6.3 million of total unrecognized compensation cost related to non-vested RSU’s. This cost is expected to be recognized over a weighted average period of 2.25 years.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of 3 fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the Board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period, generally 32 months. Total unrecognized compensation cost related to non-vested shared performance stock awards was $0.3 million at December 31, 2010.

The following table summarizes changes in non-vested restricted stock awards and non-vested shared performance stock awards:

Restricted stock units:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at January 1, 2010	215,841	$11.54
Granted	614,832	11.11
Vested	(58,386)	12.83
Forfeited	(16,101)	11.70
Non-vested balance at December 31, 2010	756,186	11.09
Shared performance stock awards:
Non-vested balance at January 1, 2010	253,721	$15.62
Granted	152,591	14.40
Vested	-	-
Forfeited	(10,334)	16.81
Non-vested balance at December 31, 2010	395,978	12.72

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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H: Shareholders’ Equity (Continued)

The company incurs compensation expense equal to the value of the 15 percent discount given to participants for the purchase of shares under the 2008 ESPP and, previously, under the Prior ESPP. The aggregate compensation expense related to the 2008 ESPP and the Prior ESPP for the years ended December 31, 2010, 2009 and 2008, was $0.2, $0.5 and $0.5 million, respectively. The compensation expense under our 2008 ESPP and Prior ESPP is recognized straight-line over the period from the start of the offering period to the date shares are purchased, which is three-month period.

Capital Stock

At December 31, 2010 and 2009, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized for issuance. At December 31, 2010 and 2009, 62,593,870 and 62,203,496 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2010 or 2009.

Shares Used in Computing (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated using the weighted average number of common shares outstanding for the year. Diluted (loss) earnings per share is computed using basic weighted average outstanding shares plus the dilutive effect on income of unvested restricted stock and outstanding stock options using the “treasury stock” method.

Shares used for computing basic and diluted (loss) earnings per share were computed as follows for the years ended December 31:

	2010	2009	2008
Weighted average common shares - basic	61,363,522	61,643,892	61,182,854
Dilutive effect of options, unvested restricted shares and other common stock equivalents	-	-	475,306
Weighted average shares - diluted	61,363,522	61,643,892	61,658,160

At December 31, 2010 and 2009, employees and directors held options to purchase 3,616,015 and 2,309,465 shares, respectively, of common stock that were anti-dilutive to the computation of diluted (loss) earnings per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

During the year ended December 31, 2010, pursuant to our previously announced share repurchase authorization by our Board of Directors of $75 million, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock. We repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share pursuant to these share repurchase agreements.

Accumulated Other Comprehensive Loss

At December 31, 2010 and 2009, accumulated other comprehensive loss comprised the following (in thousands):

	December 31,
	2010	2009
Foreign currency translation adjustment	$1,443	$3,900
Unamortized benefit plan costs, net of tax	(55,262)	(43,402)
Unrealized loss on securities, net of tax	(298)	(182)
Accumulated other comprehensive loss	$(54,117)	$(39,684)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I: Restructuring

2009 and 2010 Restructuring Charges:

In January and April 2009, we committed to business restructuring plans intended to reorganize our sales function and reduce our work force. The total pre-tax restructuring costs for these plans were $23.4 million, including employee termination costs of $20.3 million, and other transitional costs of $3.1 million. We recorded $20.6 and $2.8 million of the restructuring charges in 2009 and 2010, respectively. As of December 31, 2010, all restructuring related charges have been recorded, and substantially all of the severance-related and periodic transitional costs were cash expenditures. We made cash payments totaling $3.6 million for the year ended December 31, 2010, in connection with the restructuring plans announced in January and April 2009.

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

The following table displays the restructuring charges incurred by business segment for the year ended December 31, 2010, 2009 and 2008 (in millions):

	Restructuring Charges Recorded for the Year Ended
Segment	December 31, 2010	December 31, 2009	December 31, 2008	Total Restructuring Charges Incurred
Product	$-	$1.4	$1.7	$3.1
Service	-	1.4	1.4	2.8
Unallocated	2.8	17.8	2.6	23.2
Total	$2.8	$20.6	$5.7	$29.1

The reconciliation of accrued restructuring charges for the years ended December 31, 2010, 2009 and 2008 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-Time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Restructuring charges for 2008 restructuring plan	$3.0	$2.0	$5.0	$0.7	$5.7
Utilization of 2008 restructuring plan	(1.8)	(2.0)	(3.8)	(0.6)	(4.4)
Balance at December 31, 2008	1.2	-	1.2	0.1	1.3
Restructuring charges for 2009 restructuring plans	8.5	10.7	19.2	1.4	20.6
Utilization of 2008 restructuring plan	(1.2)	-	(1.2)	-	(1.2)
Utilization of 2009 restructuring plans	(5.9)	(10.4)	(16.3)	(1.5)	(17.8)
Balance at December 31, 2009	2.6	0.3	2.9	-	2.9
Restructuring charges recorded in 2010	0.5	0.6	1.1	1.7	2.8
Utilization of 2009 restructuring plans	(2.4)	(0.9)	(3.3)	(0.3)	(3.6)
Balance at December 31, 2010	$0.7	$-	$0.7	$1.4	$2.1

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes

(Loss) earnings from continuing operations before income taxes by geographic area are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$10,546	$(26,871)	$34,205
International	(10,322)	7,736	15,096
Earnings (loss) from continuing operations before income taxes	$224	$(19,135)	$49,301

Income taxes for continuing operations consist of the following provision (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
United States	$(0)	$(708)	$(484)
State	(176)	1,993	744
International	6,319	3,067	3,596
Total current	6,143	4,352	3,856
Deferred:
United States	1,509	(11,001)	8,971
State	(291)	(1,836)	1,097
International	(1,812)	222	(309)
Total deferred	(594)	(12,615)	9,759
Income tax expense (benefit)	$5,549	$(8,263)	$13,615

With our 2010 income at a near breakeven level for the year, our tax provision is presented in dollar terms rather than in percentage terms. The following is a reconciliation of income taxes from continuing operations before income taxes at the U.S. statutory rate to the provision for income taxes:

	2010	2009	2008
Tax at U.S. statutory rate	$78	$(6,697)	$17,255
State income taxes, net of federal benefit	(467)	154	1,841
Research and experimentation tax credits	(1,131)	(942)	(885)
U.S. tax on repatriation of earnings	31	73	65
Foreign net earnings taxed at other than U.S. statutory rate	5,883	(741)	(1,442)
Foreign Tax Credit adjustments	-	-	(5,292)
Tax settlements	(811)	(810)	(165)
Change in valuation allowance	1,200	169	519
Stock compensation expense	692	778	841
Other items	74	(247)	878
Provision (benefit) for income taxes	$5,549	$(8,263)	$13,615

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Current deferred tax assets:
Accrued expenses	$7,623	$11,297
Receivable and inventories	11,506	11,567
Deferred income	14,636	12,460
Net operating loss carryforwards	238	1,986
Capitalized R&D	5,946	5,084
Tax credit carryforwards	5,581	9,439
Other items	211	139
Total current deferred tax assets	45,741	51,972
Valuation allowance	(16)	(492)
Net current deferred tax assets	$45,725	$51,480

Long-term deferred tax assets:
Postretirement obligations	34,330	30,641
Intangibles	949	4,395
Tax credit carryforwards	82,194	77,053
Deferred income	25,275	26,490
Fixed assets	(43)	1,577
Net operating loss carryforwards	6,069	1,919
Capitalized R&D	40,440	37,266
Cumulative translation adjustments	982	686
Other items	7,067	4,171
Total long-term deferred tax assets	197,263	184,198
Valuation allowance	(2,666)	(1,665)
Net long-term deferred tax assets	$194,597	$182,533

Current deferred tax liabilities:
Accrued expenses	$(26)	$(704)
Deferred income	-	(60)
Other items	-	(424)
Net current deferred tax liabilities	$(26)	$(340)

Long-term deferred tax liabilities:
Deferred income	$(41)	$(118)
Fixed Assets	(27)	-
Cumulative translation adjustments	(167)	(2)
Other items	(156)	44
Net long-term deferred tax liabilities	$(391)	$(76)

Net total deferred tax assets	$239,905	$233,597

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

We have considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the extent to which our deferred tax assets may be realizable. Projections inherently include a level of uncertainty that could result in lower or higher than expected future taxable income. If we were to determine that it is more likely than not that we would  be able to realize a portion of our net deferred tax asset in the future an adjustment establishing a valuation allowance would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that that the deferred tax assets for which there is currently a valuation allowance would be realized in the future, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include tax losses and tax credits that remain with us from discontinued operations.

As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary in Singapore. In 2010, we recorded a non-cash tax expense of approximately $4.0 million in connection with the establishment of a Singapore headquarters for our supply chain operations and foreign sales activities. This approximately $4.0 million non-cash tax expense is a recurring item regardless of the amount of income from operations, and will be reflected in tax expense annually.

Our Singapore subsidiary is an export-oriented company, which pursuant to an agreement with the Singapore government's Economic Development Board ("EDB") is entitled to claim a tax holiday through the year 2019. Accordingly, beginning in 2010, the majority of our operations in Singapore are entitled to a partial exemption from Singapore income tax subject to satisfaction of specific performance requirements defined by the EDB. Although we did not realize a tax benefit in the current year as a result of the tax holiday, in subsequent years, we expect the lower tax rate in Singapore will largely offset the annual non-cash tax charge related to the transfer of our supply chain and foreign sales activities to Asia.

In the fourth quarter of 2010 the U.S. Congress extended the availability of the research and development tax credit through 2011. As a result we have recognized deferred tax assets of $1.1 million for research and development tax credits generated in 2010.

We had available at December 31, 2010, $35.7 million of general business credit carry-forwards and $52.0 million of foreign tax credit carry-forwards. The general business credit carry-forwards have expiration dates ranging from 2011 through 2030. The foreign tax credit carry-forwards have expiration dates ranging from 2015 to 2020. Use of these credits may limited due to ownership changes and other limitations provided by the Internal Revenue Code. If such a limitation applies, the credits may expire before full utilization. Based on projected income growth and tax planning strategies available to the Company, and subject to any valuation allowances discussed below, we believe all of these credits will be used prior to their respective expiration dates.

At December 31, 2010, we recognized deferred tax assets for U.S. net operating loss ("NOL") carry-forwards of $0.6 million for federal purposes and $1.7 million for state purposes. Deferred tax assets for foreign NOLs include loss carry-forwards in Canada of $1.0 million; in Malaysia of $0.1 million; in the Netherlands of $0.6 million, and in Singapore of $2.3 million. The foreign net operating losses can generally carry forward indefinitely but may be subject to change of ownership limitations and other limitations provided by local law.

We had available at December 31, 2010, capital loss carry-forwards in the U.K. of approximately $23.0 million, which carry forward indefinitely; however, no deferred tax asset has been recognized for capital loss carry-forwards in the U.K.

At December 31, 2010, we have provided a valuation allowance of $1.6 million for foreign net operating losses and $1.1 million for research credit carry-forwards. In 2010, our valuation allowance for net operating losses decreased $1.0 million to recognize a deferred tax benefit for U.S. losses of Factory Power, a U.S. subsidiary that joined our U.S. consolidated group. Our valuation allowance increased $1.0 million for net operating losses generated by our Singapore subsidiary and $1.1 million for tax attributes we expect to expire unutilized. We also reduced our valuation allowance and corresponding deferred tax assets $0.6 million for expired state losses attributed to discontinued operations.

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

We have not made a provision for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the U.S.; the total amount of such earnings as of December 31, 2010, was $82.9 million. If we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J: Income Taxes (Continued)

The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	2010	2009	2008
Balance at January 1	$27,605	$19,938	$19,951
Additions related to positions taken this year	61	7,760	288
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	(3,381)	-	(42)
Reductions for tax positions of prior years-lapse of statute	(77)	(93)	(150)
Settlements	-	-	(109)
Balance at December 31	$24,208	$27,605	$19,938

Interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. We recognized no significant interest or penalties for the year ended December 31, 2010.  We had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2010.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 to 2010 remain effectively open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, Denmark, France, Germany, Italy, Mexico, the Netherlands, Norway, Spain, Singapore, Sweden and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

It is not reasonably possible that the unrecognized tax benefits for tax positions taken in previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our consolidated financial statements at December 31, 2010. This is based on the current status of relevant examinations for specific jurisdictions.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Most of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees may contribute up to 4% of covered compensation annually. Annual contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment. There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 80% of a certain portion of participants’ contributions. Matching contributions for these plans were $2.7 and $2.4 million for the years ended December 31, 2010 and 2009, respectively.

Our business restructuring plan in April 2009 reduced our workforce and resulted in the curtailment of pension benefits to the terminated employees who were participants in the U.S. pension plans. Additionally, on December 30, 2009, we made the decision to fully freeze benefit accruals under our U.S. Financial Security and Savings Program and U.S. Pension Plan, effective February 28, 2010. Also, we fully froze additional benefit accruals under the U.S. Restoration Plan and U.S. Supplemental Executive Retirement Plan, effective December 31, 2009. We recorded a gain of $0.7 million in our 2009 consolidated statements of operations for these two curtailments.

We measure our plan assets and benefit obligations at fiscal year end. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status as of December 31, 2010 and 2009 (in thousands):

	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$198,617	$45,846	$191,122	$33,687
Service cost	(159)	-	1,018	296 (a)
Interest cost	11,762	2,144	11,795	1,846
Special termination benefits	139	-	(66)	-
Plan participants' contributions	1,746	-	3,698	-
Actuarial loss (gain)	23,176	1,494	5,101	9,496
Benefits paid	(8,074)	(2,756)	(7,740)	(2,757)
Curtailment gain	-	-	(6,311)	-
Foreign currency translation adjustment	-	(1,045)	-	3,278 (a)
Benefit obligation at end of year	$227,207	$45,683	$198,617	$45,846

Change in plan assets:
Fair value of plan assets at beginning of year	$123,435	$39,601	$100,409	$32,897
Actual return on plan assets	14,164	3,663	23,663	4,966
Plan participants' contributions	1,746	-	3,698	-
Employer contributions	3,536	2,070	3,405	978
Benefits paid	(8,074)	(2,756)	(7,740)	(2,757)
Foreign currency translation adjustment	-	(1,198)	-	3,517
Fair value of plan assets at end of year	$134,807	$41,380	$123,435	$39,601

Funded status	(92,400)	(4,303)	(75,182)	(6,245)
Net amount recognized	$(92,400)	$(4,303)	$(75,182)	$(6,245)

(a) Subsequent to the issuance of our 2009 consolidated financial statements, we determined service cost for the year ended December 31, 2009 should have been classified separately from foreign currency translation. This has been corrected in the table above.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets are classified as follows (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Noncurrent assets	$-	$-	$-	$-
Current liabilities	(3,630)	-	(3,427)	-
Noncurrent liabilities	(88,770)	(4,303)	(71,755)	(6,245)
Net amount recognized	$(92,400)	$(4,303)	$(75,182)	$(6,245)

The accumulated benefit obligation for the U.S. plans was $227.2 and $198.6 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the non-U.S. plans was $45.7 and $45.8 million as of December 31, 2010 and 2009, respectively.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010	December 31, 2009
Actuarial loss	$(85,732)	$(67,320)
Total in accumulated other comprehensive loss	$(85,732)	$(67,320)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ending December 31, 2011 is as follows (in thousands):

Pension Plans
Recognized actuarial loss	$(849)
Transition assets	(132)
Total	$(981)

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$227,207	$45,683	$198,617	$45,846
Accumulated benefit obligation	$227,207	$45,683	$198,617	$45,846
Fair value of plan assets	$134,807	$41,380	$123,435	$39,601

We expect to contribute approximately $5.2 and $2.1 million to our U.S. and non-U.S. pension plans, respectively, in 2011.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2010 and 2009 fiscal years are as follows:

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.43%	5.13%	6.04%	5.32%

A summary of the components of net periodic pension cost (income) for our defined benefit plans and defined contribution plans is as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension cost (income):
Service cost	$(159)	$-	$1,018	$296	$1,332	$290
Interest cost	11,762	2,144	11,795	1,846	11,022	2,458
Expected return on plan assets	(11,210)	(2,095)	(10,745)	(2,236)	(11,428)	(3,137)
Amortization of prior service cost	264	-	425	-	576	-
Recognized net actuarial loss	891	536	25	37	769	-
Amortization of transition asset	-	(132)	-	(125)	-	(125)
Special termination benefits	-	-	-	-	851	-
Curtailment (gain) loss	-	-	(722)	-	7	-
Subtotal - defined benefit plans	1,548	453	1,796	(182)	3,129	(514)
Defined contribution plans	34	-	116	-	129	-
Net periodic pension cost (income)	$1,582	$453	$1,912	$(182)	$3,258	$(514)

The weighted average actuarial assumptions used to determine net periodic pension cost are as follows:

	U.S.			Non-U.S.
	12 Months Ended December 31, 2010	12 Months Ended December 31, 2009	15 Months Ended December 31, 2008	12 Months Ended December 31, 2010	12 Months Ended December 31, 2009	15 Months Ended December 31, 2008
Discount rate	6.04%	7.31%	5.80%	5.32%	5.79%	5.05%
Expected return on plan assets	8.20%	8.00%	8.50%	5.41%	5.41%	6.37%

Our analysis of the asset rate of return assumptions for the U.S. plans supports a long-term rate of approximately 8.20% for the December 31, 2010, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the non-U.S. plans supports a long term rate of return of approximately 5.41% based on the long-term perspective of the investments and the historical results of investment funds.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The table below sets forth the expected future pension benefit payments for the next five years and the following aggregate five-year period thereafter (in thousands):

Years	U.S.	Non-U.S.
2011	$8,253	$2,140
2012	8,989	2,183
2013	9,715	2,226
2014	10,239	2,271
2015	10,975	2,317
2016 through 2020	65,691	12,171

Plan Assets

U.S. plan assets consist primarily of equity securities, U.S. government securities, corporate bonds, and 31,475 shares of our common stock at December 31, 2010 and 2009. The asset allocation for our U.S pension plans as of December 31, 2010 and 2009, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
U.S. Pension Plans	Target Allocation	2010	2009
Equity securities	70%	71%	57%
Debt securities	29%	26%	36%
Other	-%	2%	3%
Cash and cash equivalents	1%	1%	4%
Total	100%	100%	100%

Our U.S. pension obligations pay out primarily 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to diversify risk through asset allocation and to achieve strong long-term returns. As a result of market conditions in recent years, the allocation of assets among asset categories is different from our target allocation. Our objective is to adjust the investment allocation to reflect the target allocation as markets improve and certain alternative investments liquidate. Alternative investments, classified as other in the above table, are $3.3 and $3.5 million at December 31, 2010 and 2009, respectively. They include holdings in partnerships and funds that invest in public and private debt and equity and emerging markets real estate. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.

Non-U.S. plan assets consist primarily of a pooled unit fund of equity securities and a pooled unit fund of corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2010 and 2009, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2010	2009
Equity securities:	50%	54%	53%
Debt securities:	50%	45%	45%
Cash and cash equivalents and other	-	1%	2%
Total	100%	100%	100%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

We are required to disclose fair value measurements of pension assets and define the fair value hierarchy for valuation inputs. The hierarchy prioritized the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Our U.S. and non-U.S. pension assets are classified and disclosed in one of the three categories as defined in Note C of the Notes to the Consolidated Financial Statements.

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

The table below summarized our U.S. pension assets in accordance with fair value measurement provisions for the year ended December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Cash and cash equivalents (a)	$-	$861	$-	$861
Common collective trust units: (b)
Passive U.S. large cap equity	-	45,307	-	45,307
U.S. small/mid cap growth equity	-	7,849	-	7,849
U.S. small/mid cap value equity	-	7,648	-	7,648
Non-U.S. core equity	-	19,209	-	19,209
Passive U.S. core fixed income	-	35,636	-	35,636
Limited partnerships (d)	-	-	1,012	1,012
Private equity fund (f)	-	-	2,242	2,242
U.S. corporate stock large cap mutual fund	14,630	-	-	14,630
U.S. mid cap corporate stocks	398	-	-	398
Total investments	15,028	116,510	3,254	134,792
Net payable for investments purchased	-	-	-	-
Other receivables, net	-	-	15	15
Total pension assets	$15,028	$116,510	$3,269	$134,807

	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Cash and cash equivalents (a)	$-	$14,402	$-	$14,402
Corporate debt securities (c)	22,671	-	-	22,671
Corporate stocks:
U.S. large cap value	28,681	-	-	28,681
U.S. large cap growth	28,798	-	-	28,798
Limited partnerships (d)	-	-	1,089	1,089
Mortgage-backed securities (e)	20,048	-	-	20,048
Private equity fund (f)	-	-	2,407	2,407
U.S. Treasury notes	2,099	-	-	2,099
U.S. corporate stock large cap mutual fund	12,410	-	-	12,410
Total investments	114,707	14,402	3,496	132,605
Net payable for investments purchased	(9,847)	-	-	(9,847)
Other receivables	-	-	677	677
Total pension assets	$104,860	$14,402	$4,173	$123,435
______
(a)	Cash and cash equivalents include cash in a private money market fund managed by the Plan’s trustee.
(b)          Common collective trusts managed under a Group Trust structure.
(c)	Corporate debt securities are investment grade bonds of U.S. issuers in a wide range of industries.
(d)	Limited partnerships include a partnership invested in distressed debt and equity issued by companies in the U.S. and returns from a partnership invested in real estate.
(e)
Mortgage-backed securities held were issued primarily by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), which are government-sponsored enterprises of the U.S. federal government. Securities are guaranteed by the issuer.

(f)	The private equity fund is invested in distressed debt and equity issued by companies in the U.S.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

The following table presents the changes in Level 3 investments measured at fair value for the year ended December 31, 2010 and 2009 (in thousands):

	Limited Partnerships	Private Equity Fund	Other Receivables (payables), net	Total
Balance at December 31, 2008	$2,279	$3,447	$461	$6,187
Actual return on plan assets:
Relating to assets still held at the reporting date	(576)	(1,040)	216	(1,400)
Relating to assets sold during the period	(614)	-	-	(614)
Balance at December 31, 2009	$1,089	$2,407	$677	$4,173
Actual return on plan assets:
Relating to assets still held at the reporting date	14	121	(662)	(527)
Relating to assets sold during the period	(91)	(286)	-	(377)
Balance at December 31, 2010	$1,012	$2,242	$15	$3,269

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

The table below summarized our non-U.S. pension assets in accordance with fair value measurement provisions for the year ended December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Cash and cash equivalents	$421	$-	$-	$421
Corporate debt pooled unit funds (a)	-	18,042	-	18,042
Global corporate stock pooled unit funds (b)	-	21,478	-	21,478
Insurance and reinsurance contracts	-	1,439	-	1,439
Total pension assets	$421	$40,959	$-	$41,380

	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Cash and cash equivalents	$748	$-	$-	$748
Corporate debt pooled unit funds (a)	-	16,985	-	16,985
Global corporate stock pooled unit funds (b)	-	20,325	-	20,325
Insurance and reinsurance contracts	-	1,543	-	1,543
Total pension assets	$748	$38,853	$-	$39,601
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

There were no significant concentrations of credit risk or other types of risk in our U.S. and non-U.S. pension assets investments at December 31, 2010 and 2009.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K: Pension and Other Postretirement Benefit Plans (Continued)

Other Postretirement Benefits

In addition to pension benefits, certain U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized on our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2010		2009
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$4,267		$4,161
Service cost	(898	) (a)	-
Interest cost	225		255
Actuarial loss (gain)	(30)		45
Benefits paid	(251)		(194)
Benefit obligation at end of year	$3,313		$4,267

Funded status	$(3,313)		$(4,267)
Accrued postretirement benefit obligation	$(3,313)		$(4,267)

(a) Effective during the year ended December 31, 2010, an amendment to eliminate coverage for a retiree group and subsidy on prescription drugs costs resulted in an unrecognized prior service cost.

Amounts pertaining to our postretirement benefits recognized on our consolidated balance sheets are classified as follows (in thousands):

	December 31,
	2010	2009
Current liabilities	$(462)	$(371)
Noncurrent liabilities	(2,851)	(3,896)
Net amount recognized	$(3,313)	$(4,267)

A summary of our net periodic postretirement cost is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Components of net periodic postretirement cost:
Interest cost	$225	$254	$254
Net periodic postretirement cost	$225	$254	$254

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 5.00% and 5.50% at December 31, 2010 and 2009, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were 5.50%, 6.40%, and 6.10%, respectively. The assumed health care cost trend rate for fiscal year 2010 was 9.00% and is projected to decrease over eighteen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase or decrease of approximately $0.1 million.

Estimated future gross benefit payments are $0.3 million for each of the next five years, 2011 through 2015, and $1.3 million in aggregate for the subsequent five-year period, 2016 through 2020.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management regularly studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table indicates the change in our warranty liability during the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$2,913	$4,220
Payments or parts usage	(4,688)	(5,789)
Additional provision	4,330	4,482
Ending balance	$2,555	$2,913

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of December 31, 2010 and 2009. We have not made any significant indemnification payments as a result of these clauses.

At December 31, 2010, we had letter-of-credit reimbursement agreements totaling $2.5 million, compared to $2.1 million at December 31, 2009. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. Refer to Capitalized Legal Patent Costs in Significant Accounting Policies in Note A of the Notes to Consolidated Financial Statements.

Note M: Subsequent Events

On January 15, 2011, we entered into an Agreement and Plan of Merger with Vocollect, Inc., a Pennsylvania corporation, Vancouver Acquisition Corporation, a Pennsylvania corporation and our wholly-owned subsidiary, and the Shareholders' Agent, pursuant to which we will acquire all of the outstanding shares of capital stock of Vocollect in a cash-for-stock transaction where all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect will be exchanged for an aggregate purchase price of $190 million (subject to certain adjustments). The Merger Agreement has been unanimously approved by our board of directors.

The U.S. federal antitrust agencies have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Merger. Consummation of the transaction remains subject to other customary closing conditions, including approval and adoption of the Merger Agreement by Vocollect’s shareholders, and other conditions. The Merger Agreement also contains certain covenants regarding the operation of Vocollect prior to closing, as well as the cooperation of both parties in meeting the conditions to closing. The Merger Agreement provides both us and Vocollect with termination rights upon the occurrence of certain events, including the failure to consummate the merger prior to April 30, 2011, provided that the failure to consummate the merger prior to such date is not caused by a breach of the Merger Agreement by the terminating party. The Merger Agreement does not provide for any termination or break-up fees in the event the transaction is not consummated.

In connection with the Merger Agreement, on January 14, 2011, we entered into an Amended and Restated Credit Agreement with the Wells Fargo Bank that enable us to convert our existing $50 million, five-year unsecured revolving credit facility to a $100 million, three-year, secured revolving credit facility (the “New Facility”). The anticipated terms of the New Facility are described in Liquidity and Capital Resources in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The New Facility will be used to finance the Merger, to finance our working capital requirements, for letters of credit, and for general corporate purposes. The New Facility will become effective on the date of the closing of the Merger, provided that the closing date occurs on or before April 15, 2011. If the closing date does not occur prior to the April 15, 2011, the New Facility will become null and void and the existing Revolving Facility will remain in full force and effect.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N: Segment Reporting

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

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets for the years ended December 31, 2010 and 2009 were $749.3 and $771.4 million, respectively.

The following table sets forth our operations by reportable segment (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product	$542,783	$519,603	$738,426
Service	136,328	138,602	152,457
Total	$679,111	$658,205	$890,883

Gross profit:
Product	$204,562	$188,475	$290,210
Service	56,710	60,083	64,576
Total	$261,272	$248,558	$354,786

For the year ended December 31, 2010, 2009 and 2008, ScanSource accounted for more than 10% of our consolidated revenues. Total sales to this customer were $156.8, $123.0, and $113.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and primarily related to product sales.

The following table sets forth our revenues by product line (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues by product line:
Systems and solutions	$379,143	$368,188	$542,100
Printer and media	163,640	151,415	196,326
Service	136,328	138,602	152,457
Total	$679,111	$658,205	$890,883

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues by geographic region:
North America	$344,100	$373,199	$492,807
Europe, Middle East and Africa	212,998	186,816	290,351
All others	122,013	98,190	107,725
Total	$679,111	$658,205	$890,883

The following table sets forth our property, plant and equipment, net, by geographic region (in thousands):

	Year Ended December 31,
	2010	2009
North America	$31,179	$33,241
Europe, Middle East and Africa	2,030	1,400
All others	3,111	2,742
Total	$36,320	$37,383

INTERMEC, INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Below is unaudited quarterly financial information for 2010 and 2009 (in millions, except for earnings per share and common stock sales price):

	2010
	Q1	Q2	Q3	Q4
Revenues	$149.2	$161.2	$168.7	$200.0
Gross profit	57.0	59.4	65.5	79.4
Net (loss) earnings	(3.6)	(2.7)	(6.9)	7.9
Basic (loss) earnings per share	$(0.06)	$(0.04)	$(0.11)	$0.13
Diluted (loss) earnings per share	$(0.06)	$(0.04)	$(0.11)	$0.13

	2009
	Q1	Q2	Q3	Q4
Revenues	$162.6	$157.7	$158.8	$179.1
Gross profit	59.1	57.1	61.3	71.1
Net earnings	(10.4)	(6.5)	0.0	5.1
Basic earnings per share	$(0.17)	$(0.11)	$0.00	$0.08
Diluted earnings per share	$(0.17)	$(0.11)	$0.00	$0.08

Immaterial Restatement of the Statement of Cash Flows

As described more fully in Note A of the Notes to the Consolidated Financial Statements, we identified certain immaterial misstatements of the balances of individual line items within our consolidated statements of cash flows for certain annual periods and our condensed consolidated statements of cash flows for certain quarterly periods.  When these line items from the affected prior periods are required to be disclosed in future periodic reports, we will present the individual balances both as originally reported and as restated, as explained below.  In addition, we have presented below the restated information for the three months ended March 29, 2009, for the reader’s ease of reference.

The restatements impacted only line items within the statements of cash flows indicated in Note A, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported.  The restated line items do not have any impact on the balance sheets or statements of operations for any period. We do not consider any of these corrections to be material.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
As of December 31, 2010
Allowance for uncollectible accounts receivable	$1,327	$1,348	$(522)	$2,153
Allowance for sales returns	9,006	(3,637)	-	5,369
As of December 31, 2009
Allowance for uncollectible accounts receivable	$2,085	$992	$(1,750)	$1,327
Allowance for sales returns	8,704	302	-	9,006
As of December 31, 2008
Allowance for uncollectible accounts receivable	$3,836	$(441)	$(1,310)	$2,085
Allowance for sales returns	9,018	(314)	-	8,704

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 15, 2011, by and among Intermec, Inc, a Delaware corporation, Vancouver Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of Intermec, Inc., Vocollect, Inc., a Pennsylvania corporation, and the Shareholders’ Agent indentified therein, filed as Exhibit 2.1 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.

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

4.5
Amended and Restated Credit Agreement, dated as of January 14, 2011, by and between Intermec, Inc, a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.

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

10.9
Venture Manufacturing Services Framework Agreement, dated December 3, 2008, between Venture Corporation Limited and the Company, filed as Exhibit 10.9 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.   +

10.10
Form of Voting Agreement by and among Intermec, Inc., a Delaware corporation, Vocollect, Inc., a Pennsylvania corporation, and certain holders of capital stock of Volcollect, Inc., filed as Exhibit 10.1 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.11
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, as amended and restated as of May 26, 2010, filed as Exhibit 10.1 to the Company’s September 26, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.12
Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.13	Director Deferred Compensation Plan, As Amended and Restated November 9, 2010.* **
10.14	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007, filed as Exhibit 10.6 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.15	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.16	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006, filed as Exhibit 10.25 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.17
 Action and Amendment to the Company’s Deferred Compensation Plan, dated December 18, 2009, filed as Exhibit 10.18 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference. **

10.18
Action and Second Amendment to the Intermec Deferred Compensation Plan, dated March 18, 2010, filed as Exhibit 10.1 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.19
Intermec, Inc. Change of Control Severance Plan, Amended and Restated as of March 22, 2010, filed as Exhibit 10.2 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein  by reference.**

10.20	Intermec, Inc. Senior Officer Severance Plan, Amended and Restated Effective November 8, 2010 (formerly, the Corporate Executive Severance Plan).* **
10.21	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.22	First Amendment to the Company’s Restoration Plan, dated December 18, 2009, filed as Exhibit 10.22 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference. **
10.23
Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.7 to the Company’s  July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.24
First Amendment to the Company’s Supplemental Executive Retirement Plan, dated December 18, 2009, filed as Exhibit 10.24 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference.**

10.25	Summary of Executive Life Insurance Benefit, filed as Exhibit 10.22 to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference.**
10.26
2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s June 28, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.27	Senior Officer Incentive Plan, Amended and Restated November 8, 2010.* **
10.28	2008 Omnibus Incentive Plan, as amended effective July 9, 2008, filed as Exhibit 10.1 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.29	Executive Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.25 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.30	Standard Change of Control Policy for 2008 Omnibus Incentive Plan, filed as Exhibit 10.26 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.31
Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.32
Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.33
2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 31, 2009, filed as Exhibit 10.1 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.34
Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.35
2008 Long-Term Performance Share Program Agreement for the Award Period January 1, 2009 through December 31, 2011, filed as Exhibit 10.2 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.36
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.37	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.38	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.39
Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.40	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
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

10.43
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

10.45	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.46	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.47	Form of Non-Qualified Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.48
Amendment of Restricted Stock Agreements under 2001 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.49	Form of Restricted Stock Agreement for awards under the 2001 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.50
2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.51	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.52
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.53	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.54
Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.55
1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.56	1997 Stock Incentive Plan, as amended March 30, 2007, filed as Exhibit 10.4 to the Company’s April 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.57
Summary Sheet – Compensation Arrangements for Patrick J. Byrne, President and Chief Executive Officer, filed as Exhibit 10.13 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.58
Summary Sheet – Compensation Arrangements for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, filed as Exhibit 10.52 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**

10.59
Summary Sheet – Amended Relocation Benefits for Robert J. Driessnack, Senior Vice President and Chief Financial Officer, filed as Exhibit 10.1 to the Company’s September 27, 2009 quarterly report on Form 10-Q, and incorporated herein by reference. **

10.60
Letter Agreement with Robert J. Driessnack, Senior Vice President and Chief Financial Officer, regarding relocation benefits, dated August 2, 1010, filed as Exhibit 10.2 to the Company’s September 26, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1
Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 18, 2011.*

31.2
Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 18, 2011.*

32.1
Certification of Chief Executive Officer  pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 18, 2011.*

32.2
Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), dated February 18, 2011.*

*   Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

**  Compensatory plan or arrangement.

+  Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934.