Form 10-Q
period 2011-05-13
Intermec, Inc.
filed 2011-05-13
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 9, 2011
Common Stock, $0.01 par value per share	59,392,243 shares

INTERMEC, INC.
TABLE OF CONTENTS
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2011	March 28, 2010

Revenues:
Product	$141,736	$116,358
Service	36,782	32,872
Total revenues	178,518	149,230

Costs and expenses:
Cost of product revenues	86,964	72,871
Cost of service revenues	23,260	20,260
Research and development	17,815	15,543
Selling, general and administrative	54,242	43,426
Acquisition costs	4,839	-
Restructuring charges	-	737
Impairment of facility	-	2,421
Total costs and expenses	187,120	155,258

Operating loss	(8,602)	(6,028)
Interest income	98	150
Interest expense	(511)	(345)
Loss before income taxes	(9,015)	(6,223)
Income tax benefit	(2,938)	(2,578)
Net loss	$(6,077)	$(3,645)

Basic loss per share	$(0.10)	$(0.06)
Diluted loss per share	$(0.10)	$(0.06)

Shares used in computing basic loss per share	60,367	61,841
Shares used in computing diluted loss per share	60,367	61,841

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$117,117	$221,467
Short-term investments	6,980	6,788
Accounts receivable, net	121,756	110,455
Inventories	88,054	82,657
Current deferred tax assets, net	55,689	45,725
Other current assets	22,839	17,864
Total current assets	412,435	484,956

Deferred tax assets, net	160,458	194,597
Goodwill	137,381	1,152
Other acquired intangibles, net	88,359	3,031
Property, plant and equipment, net	47,872	36,320
Other assets	33,599	29,209
Total assets	$880,104	$749,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,918	$72,120
Payroll and related expenses	26,130	20,155
Deferred revenue	56,177	36,227
Accrued expenses	23,252	24,949
Total current liabilities	184,477	153,451

Long-term debt	97,000	-
Pension and other postretirement benefits liabilities	95,208	95,922
Long-term deferred revenue	29,344	23,752
Other long-term liabilities	15,302	14,911

Commitments and contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,653 and 62,594 shares issued, and 59,817 and 60,191 outstanding)	627	625
Additional paid-in-capital	692,595	694,291
Accumulated deficit	(185,647)	(179,570)
Accumulated other comprehensive loss	(48,802)	(54,117)
Total shareholders’ equity	458,773	461,229
Total liabilities and shareholders’ equity	$880,104	$749,265

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2011	March 28, 2010
Cash and cash equivalents at beginning of the period	$221,467	$201,884

Cash flows from operating activities:
Net loss	(6,077)	(3,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,907	3,746
Impairment of facility	-	2,421
Deferred taxes	(4,383)	(3,230)
Stock-based compensation	2,328	1,905
Changes in operating assets and liabilities:
Accounts receivable	13,152	4,129
Inventories	2,357	5,727
Accounts payable	(2,128)	(19,051)
Payroll and related expenses	4,409	(1,514)
Accrued expenses	(14,454)	(2,434)
Deferred revenue	6,705	3,172
Other operating activities	(4,469)	915
Net cash provided by (used in) operating activities	2,347	(7,859)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(199,018)	-
Additions to property, plant and equipment	(4,115)	(2,890)
Other investing activities	(371)	(842)
Net cash used in investing activities	(203,504)	(3,732)

Cash flows from financing activities:
Proceeds from issuance of debt	97,000	-
Stock repurchase	(4,535)	-
Stock options exercised and other	524	554
Net cash provided by financing activities	92,989	554

Effect of exchange rate changes on cash and cash equivalents	3,818	(1,985)
Resulting decrease in cash and cash equivalents	(104,350)	(13,022)

Cash and cash equivalents at end of the period	$117,117	$188,862

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Recently Adopted Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Software – Certain Revenue Arrangements That Include Software Elements: In October 2009, the FASB concurrently issued ASU No. 2009-14 to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other – When to Perform Step 2 of Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts: In December 2010, the FASB issued ASU No. 2010-28 to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Any goodwill impairment will be recorded as an adjustment to beginning retained earnings upon initial adoption. We perform our annual goodwill impairment test during the fourth quarter of each fiscal year and will assess the potential impact that adoption of this guidance may have on our consolidated financial statements during that time.

Business Combination – Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU No. 2010-29 to improve consistency in the pro forma information disclosure for business combinations. The guidance requires revenue and earnings of the combined entity to be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. Additionally, it requires a description of the nature and amount of any material, nonrecurring pro forma adjustment directly attributable to the business combination. We adopted this guidance prospectively for business combinations on or after January 1, 2011. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the 2010 condensed consolidated financial statements to conform to the 2011 presentation. Specifically, we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled to $1.5 million and now reported in cost of service revenues and research and development of $0.9 million and $0.6 million, respectively. We have also reclassified certain price exceptions and other incentives given to our distributors and resellers previously reported as a reduction in product revenues and are now included a portion of these as a reduction in service revenues of $0.6 million. These reclassifications had no impact on previously reported earnings (loss) from continuing operations or net income (loss).

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Immaterial Restatement of the Statement of Cash Flows

Subsequent to the issuance of our March 28, 2010 condensed consolidated financial statements, we determined that certain balances within the March 28, 2010 condensed consolidated statement of cash flows were misstated due to non-cash foreign currency adjustments related to working capital items that were inappropriately mapped to the effect of exchange rates on cash and cash equivalents contrary to ASC 230, Statement of Cash Flows. As a result, the affected line items under cash flows from operating activities and effect of exchange rate changes on cash and cash equivalents of the condensed consolidated statement of cash flows for the quarter ended March 28, 2010, have been restated as follows (in thousands):

	Three Months Ended March 28, 2010
	As Reported	Reclassification	Correction	As Restated
Cash flows from operating activities:
Deferred taxes	$(3,195)	$-	$(35)	$(3,230)
Changes in operating assets and liabilities:
Accounts receivable	6,573	-	(2,444)	4,129
Inventories	6,683	-	(956)	5,727
Accounts payable	(22,166)	2,713	402	(19,051)
Payroll and related expenses	-	(1,990)	476	(1,514)
Accrued expenses	-	(2.713)	279	(2,434)
Deferred revenue	-	2,756	416	3,172
Other long-term liabilities	2,785	(2,785)	-	-
Other operating activities	(1,007)	2,019	(97)	915
Net cash used in operating activities	(5,900)	-	(1,959)	(7,859)

Effect of exchange rate changes on cash and cash equivalents	$(3,944)	$-	$1,959	$(1,985)

The restatements impacted only line items within the condensed consolidated statement of cash flows, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported. The restated line items do not have any impact on the condensed consolidated balance sheets or statements of operations for any period. In addition, the above condensed consolidated statements of cash flows for the quarter ended March 28, 2010 reflects a reclassification of deferred revenue from other long-term liabilities and payroll and related expenses from other operating activities to separate line items. We do not consider any of these corrections to be material.

2. Acquisition

On March 3, 2011, we completed our acquisition of Vocollect, Inc. (“Vocollect”) by acquiring all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect for an aggregate purchase price of approximately $196 million in cash. Vocollect provides voice-centric solutions for mobile workers in distribution and warehouse environments worldwide through design, manufacture and sale of voice data collection terminals and related software. This acquisition is part of our strategy to expand our warehouse and mobility solutions.

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition and are currently assessing the impact that this acquisition may have related to our reportable business segments. Transaction and transition costs of approximately $4.4 million were recorded as an expense for the quarter ended April 3, 2011, and are included in the total acquisition costs of $4.8 million in our condensed consolidated statement of operations. The remainder of the acquisition costs recorded was related to another immaterial acquisition during the quarter ended April 3, 2011. We expect to complete the purchase price allocation to assets acquired and liabilities assumed in the second quarter of 2011.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

March 3, 2011
Accounts receivable (gross contractual receivables totals $21,461)	$20,569
Inventories	6,800
Current deferred tax assets	7,552
Other current assets	1,606
Goodwill (including $7,900 for assembled workforce)	131,167
Intangibles assets	85,600
Property, plant and equipment	10,060
Other assets	3,235
Accounts payable	(6,818)
Payroll and related expenses	(531)
Deferred revenue	(11,616)
Accrued expenses	(11,231)
Deferred tax liabilities	(35,370)
Long-term deferred revenue	(4,282)
Other long-term liabilities	(370)
Total net assets acquired	$196,371

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Acquisition (continued)

The goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect. We expect to generate revenue synergies by leveraging sales and marketing capabilities through cross-selling initiatives, product-based synergies as combinations of technologies are developed and commercialized, and cost synergies from leveraging our supply chain and indirect purchasing power and general and administrative infrastructure. The goodwill recorded is not deductible for income tax purposes.

The changes in the carrying amount of goodwill for the quarter ended April 3, 2011 is as follows (in thousands):

April 3, 2011
Balance at December 31, 2010	$1,152
Goodwill from acquisition of Vocollect	131,167
Goodwill from other acquisition in 2011	4,772
Deferred tax adjustment for 2010 acquisition	290
Balance at April 3, 2011	$137,381

The following table presents the gross carrying amount and accumulated amortization of our intangible assets acquired for the quarter ended April 3, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
At April 3, 2011:
Developed technology	$40,000	$(915)	$39,085	5 years
In-process research and development	1,900	(27)	1,873	7 years
Customer relationships	36,000	(106)	35,894	13 years
Trademarks	5,200	(30)	5,170	10 years
Lease agreements	2,500	(24)	2,476	8 years
Total	$85,600	$1,102	84,498

Total amortization expense on the acquired intangible assets for the quarter ended April 3, 2011 was $1.1 million. Estimated future amortization expense for the acquired intangible assets for the succeeding five fiscal years is as follows (in millions): 2011 - $9.9; 2012 - $17.0; 2013 - $15.6; 2014 - $9.4 and 2015 - $5.7.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Intermec and Vocollect since the beginning of fiscal 2010 as though the companies were combined as of beginning of fiscal 2010. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2010.

	Three Months Ended
	April 3, 2011	March 28, 2010
Total revenues	$196,829	$174,030
Net loss	$(3,429)	$(6,151)
Basic loss per share	$(0.06)	$(0.10)
Diluted loss per share	$(0.06)	$(0.10)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to fair value measurement provisions as of April 3, 2011 were comprised of the following (in thousands):

				Fair Value at
	Level 1	Level 2	Level 3	April 3, 2011
Money market funds	$17,867	$-	$-	$17,867
Certificates of deposit	-	10,386	-	10,386
Stock	219	-	-	219
Derivative instruments – assets	-	784	-	784
Total assets at fair value	$18,086	$11,170	$-	$29,256

				Fair Value at
	Level 1	Level 2	Level 3	April 3, 2011
Derivative instruments – liabilities	$-	$(1,505)	$-	$(1,505)
Total liabilities at fair value	$-	$(1,505)	$-	$(1,505)

Our financial assets and liabilities subject to fair value measurement provisions as of December 31, 2010 were comprised of the following (in thousands):

				Fair Value at
	Level 1	Level 2	Level 3	December 31, 2010
Money market funds	$121,943	$-	$-	$121,943
Certificates of deposit	-	36,268	-	36,268
Stock	224	-	-	224
Derivative instruments – assets	-	887	-	887
Total assets at fair value	$122,167	$37,155	$-	$159,322

				Fair Value at
	Level 1	Level 2	Level 3	December 31, 2010
Derivative instruments – liabilities	$-	$(761)	$-	$(761)
Total liabilities at fair value	$-	$(761)	$-	$(761)

Our level 1 financial instrument values are based on quoted market price for identical assets in active markets. Our level 2 financial instrument values are based on quoted prices in active markets for similar assets or comparable sales, such as quoted market rates for similar contracts. Level 3 financial instrument values refer to fair values using unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of the assets acquired and liabilities assumed in the acquisition of Vocollect, including intangible assets and long lived assets. These acquired assets and liabilities, as outlined in Note 2 to the condensed consolidated financial statements, are measured on an initial basis using inputs classified as Level 3 because they reflect our assessment of the assumptions market participants would use in pricing them in similar business combinations. Long lived assets are measured at fair value to test for and measure impairment, at least annually or when necessary, and were not subject to fair value measurement for the quarter ended April 3, 2011.

Fair Value of Financial Instruments

The estimated fair values of accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at April 3, 2011 and December 31, 2010, approximate their carrying values due to their short-term nature. The fair value of long-term debt at April 3, 2011 approximates its carrying value.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $115.0 million as of April 3, 2011. Principal currencies we hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $0.6 and $(0.7) million for the quarters ended April 3, 2011 and March 28, 2010, respectively. We recorded a net (liability) asset of $(0.7) and $0.1 million in accounts payable and accrued expenses or other current assets for the quarters ended April 3, 2011 and December 31, 2010, respectively.

5. Accounts Receivable, Net

    Accounts receivable, net, consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Accounts receivable, gross	$127,481	$117,977
Less:
Allowance for sales returns	4,272	5,369
Allowance for doubtful accounts	1,453	2,153
Accounts receivable, net	$121,756	$110,455

Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions are globally recorded directly to the customers’ account instead of an allowance to gross receivables. One customer, ScanSource, accounted for 13% and 14% of our accounts receivable as of April 3, 2011 and December 31, 2010, respectively. Included in the ending balances are accounts receivable related to acquired entities of $19.4 and $0 million as of April 3, 2011 and December 31, 2010 respectively.

6. Inventories

Inventories consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Raw materials	$31,134	$32,586
Service parts	10,284	9,818
Work in process	304	92
Finished goods	46,332	40,161
Inventories	$88,054	$82,657

In addition to the inventories described above, service parts inventories totaling $4.5 and $4.1 million that were not expected to be sold within the next 12 months are classified as other assets as of April 3, 2011 and December 31, 2010, respectively. Included in the ending balances are inventories related to acquired entities of $6.4 and $0 million as of April 3, 2011 and December 31, 2010, respectively.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Debt

Effective March 3, 2011, we amended our credit agreement ("New Credit Agreement") with Wells Fargo Bank, National Association (the "Bank"), to provide a new three year, $100 million, secured revolving credit facility (the "New Facility") which matures on March 3, 2014. The New Facility will be used for general corporate purposes. The New Credit Agreement and New Facility were filed with our Form 8-K filings on January 18, 2011 and March 3, 2011. The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries.

The amount outstanding under the New Facility bears interest at a variable rate. The initial rate is equal to LIBOR plus the applicable starting margin of 1.75%. We will also be required to pay a fee ranging from 1.25% to 1.75% on the amount drawn under each letter of credit that is issued and outstanding under the New Facility. The fee on the unused portion of the New Facility ranges from 0.15% to 0.25%. The unused portion of the New Facility was $1.5 million at April 3, 2011.

If we default under certain provisions of the New Facility, then the Bank may accelerate payment of amounts due under the loan, and the Bank’s obligation to extend further credit will cease. In addition, the Bank may exercise its security interest in our equity interests in and the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries.

The fair value of our long-term debt approximates the carrying value at April 3, 2011.

8. Provision for Income Taxes

The tax benefit for the quarter ended April 3, 2011 reflected an effective tax rate of 32.6% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our estimated annual effective tax rate from continuing operations of approximately 45.6% for fiscal year 2011, and is partially offset by a discrete charge to the quarter for non-deductible acquisition costs. Our estimated annual effective tax rate from continuing operations for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions.

The tax benefit for the quarter ended March 28, 2010 reflected an effective tax rate for continuing operations of 41.4% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 41.0% for fiscal year 2010, which excluded the impact of discrete items.

9. Shares Used in Computing Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and issuable for the applicable period. Diluted loss per share is computed using basic weighted average shares plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended
	April 3, 2011	March 28, 2010
Weighted average shares – basic	60,367,378	61,840,652
Dilutive effect of unvested restricted shares and stock options	-	-
Weighted average shares – diluted	60,367,378	61,840,652

Our employees and directors held options to purchase 2,705,825 and 2,358,719 shares of our common stock for the quarters ended April 3, 2011 and March 28, 2010, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

During the quarter ended April 3, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization approved by our Board of Directors in 2010. During the quarter, we repurchased 429,328 shares of our outstanding common stock at an average price of $10.56 per share pursuant to the share repurchase agreement. The remainder of the $10 million under this plan was completed on April 21, 2011. During the second quarter of 2011, we have purchased an additional 507,205 shares of our outstanding common stock at an average price of $10.81.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

A summary of stock-based compensation expense related to employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (‘PSU”) for the quarters ended April 3, 2011 and March 28, 2010 is as follows (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Stock-based compensation expense:
Cost of revenue	$63	$63
Selling, general and administrative	2,147	1,726
Total	$2,210	$1,789

For the quarter ended April 3, 2011, we granted 4,000 options to employees with an average fair value of $4.22 per option, which will vest annually in substantially equal quantities over four years from the date of grant. The Black-Scholes assumptions used for these calculations are as follows:

Three Months Ended
April 3, 2011
Fair value assumptions:
Expected term in years	4.99
Expected stock price volatility	40.55%
Expected dividend yield	0.00%
Risk-free interest rate	1.98%

11. Shareholders’ Equity

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Foreign currency translation adjustment	$6,363	$1,443
Unamortized benefit plan costs, net of tax	(54,863)	(55,262)
Unrealized loss on investments, net of tax	(302)	(298)
Accumulated other comprehensive loss	$(48,802)	$(54,117)

Total comprehensive income (loss) for quarters ended April 3, 2011 and March 28, 2010, was as follows (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Net loss	$(6,077)	$(3,645)
Other comprehensive loss:
Foreign currency translation adjustments	4,920	(3,595)
Unrealized (loss) gain on investment, net of tax	(4)	22
Amortization of benefit plan costs, net of tax	399	533
Total other comprehensive income (loss)	5,315	(3,040)
Total comprehensive loss	$(762)	$(6,685)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Segment Reporting

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

The financial results from Vocollect are included in our product and service segments. We are currently assessing the impact that the acquisition of Vocollect may have on our segment reporting disclosure.

The accounting policies of our two reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $40.6 and $30.2 million for the quarters ended April 3, 2011 and March 28, 2010, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Revenues:
Product	$141,736	$116,358
Service	36,782	32,872
Total	$178,518	$149,230

Gross profit:
Product	$54,772	$43,487
Service	13,522	12,612
Total	$68,294	$56,099

 The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Revenues:
Systems and solutions	$98,263	$79,767
Printer and media	43,473	36,591
Service	36,782	32,872
Total	$178,518	$149,230

13. Product Warranties

The following table indicates accumulated three months and twelve months change in our warranty liability included in current liabilities as of April 3, 2011 and December 31, 2010, respectively (in thousands):

	April 3, 2011	December 31, 2010
Beginning balance	$2,555	$2,913
Payments or parts usage	(1,032)	(4,688)
Additional provision	1,840	4,330
Ending balance	$3,363	$2,555

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 14. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of April 3, 2011 and December 31, 2010, respectively. We have not made any significant indemnification payments as a result of these clauses.

We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of April 3, 2011 and December, 31, 2010, $12.6 and $12.4 million of legal patent costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

15. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the quarters ended April 3, 2011 and March 28, 2010, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Three Months Ended April 3, 2011 and March 28, 2010
Service cost	$-	$255	$-	$74	$-	$-
Interest cost	3,029	2,949	528	462	40	64
Expected return on plan assets	(2,688)	(2,686)	(517)	(559)	-	-
Amortization and deferrals:
Transition asset	-	-	(33)	(31)	-	-
Actuarial loss (gain)	563	6	163	9	-	11
Prior service cost	-	106	-	-	(40)	-
Net pension and postretirement periodic benefit cost (income)	$904	$630	$141	$(45)	$-	$75

Our pension and other postretirement benefit plans contributions for the quarter ended April 3, 2011, were as follows (in millions):

Three Months Ended
April 3, 2011
U.S. defined benefit postretirement benefit plans	$0.9
Matching contributions to 401(k) plan	0.9
Total	$1.8

Benefits paid pertaining to our other postretirement benefit plans were not material during the quarter ended April 3, 2011.

We expect to contribute an additional $9.0 million to these plans during the remainder of 2011, of which $4.5 million relates to benefit payments to our funded and unfunded U.S. defined benefit plans, $3.3 million in matching contributions to our 401(k) plan, and $1.2 million in contributions to our foreign pension plans.

16. Subsequent Events

On May 3, 2011, we committed to a business restructuring plan intended to reduce our operating cost structure over the remainder of 2011. These reductions are intended primarily to improve our services cost structure and margins. Under the business restructuring plan, we will reduce our non-U.S. work force in our service depot and support operations, which represent approximately 2% of our current total global work force. We expect to record approximately $4.5 million to $5.0 million in restructuring and related charges in 2011, of which 80% of the total costs are severance-related. We expect to implement this restructuring plan over the remainder of fiscal year 2011, beginning in the second fiscal quarter of 2011.

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

Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our 2010 Form 10-K, current reports on Form 8-K, and quarterly reports on Form 10-Q, which are available on our website at www.intermec.com.

You are encouraged to review the Risk Factors portion of Item 1A of Part II of this filing, which discusses the risk factors associated with our business.

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) is a global business that designs, develops, integrates, sells, and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products include mobile computers, bar code scanners, printers, label media, radio frequency identification (“RFID”) products and related software. We also offer a variety of services related to our product offerings. Our Advanced Services include system design, deployment and activation.  We offer product and technology training as part of our Education Services. Managed Services comprise remote device, network and asset management.  Our Repair Services cover on-site and depot equipment repair, and our Support Services include on-line and telephone technical support. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and Repair Services.

Our strategy is to provide rugged mobile business solutions that help our customers increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position as “the Solutions Company” in the AIDC industry through vertical market expertise, a solutions orientation and customer and partner intimacy. We also seek to grow our business by targeting the most attractive vertical markets, increasing our marketing activities, expanding our channel, adding software and managed services to our offerings and introducing innovative new products.  Refer to our 2010 Form 10-K for more information on our business and target markets.

As previously reported, on March 3, 2011, we successfully completed the acquisition of Vocollect, Inc., the leading provider of voice-directed workflow solutions for mobile workers worldwide. Vocollect's financial results are included in our consolidated results for the quarter but only for the period dating from and after the closing date of the acquisition. Vocollect positively contributed to our revenues for the first quarter.  In connection with the acquisition of Vocollect, we incurred secured debt of approximately $97 million. In addition, approximately $100 million of the purchase price was paid from our cash.  Related transaction and transition costs of $4.4 million were incurred during the quarter. In addition, on March 15, 2011, we completed our acquisition of Enterprise Mobile, a provider of deployment, logistics and managed services for mobile devices.

We have included the financial results of Vocollect in our consolidated financial statements from the date of acquisition, and are currently assessing the impact that this acquisition may have related to our reportable business segments. More detailed information about the accounting treatment of the Vocollect acquisition may be found in the Notes To Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, including in Note 2, Acquisition, and in Note 3, Fair Value Measurement, and elsewhere as appropriate.

Worldwide revenues increased 20% over the prior year quarter and increased 13% when acquisitions are excluded. Continuing a trend set in 2010, international revenues grew 34% over the prior year quarter. Revenues in North America increased by 5% over the prior year quarter reflecting both the positive effect of the Vocollect acquisition in March 2011, and the impact of distributor inventory adjustments following our realignment of distributors in the fourth quarter of 2010. Systems and Solutions revenues grew 23%, Printer and Media revenue increased 19% and Service revenue increased by 12%, all as compared with prior year quarter.

Total gross profit margins in the quarter were 38.3% reflecting the impact of several acquisition-related adjustments: $1.2 million of inventory costs, $1.1 million of intangibles amortization and $0.7 million of deferred revenue adjustments. Total gross profit margins were also impacted by the distribution-related inventory adjustments described above and their effect on the mix of the products in the channel. The adjustment for inventory costs is a one-time fair value adjustment to the value of Vocollect inventory on-hand on the date of the acquisition.  The other two acquisition-related adjustments cited, for intangibles amortization and for deferred revenue, are recurring in nature and reflect the one-month period from completion of the acquisition through the end of the first quarter 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also as previously reported, on March 18, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization of $75 million approved by our Board of Directors.  Following completion of this repurchase agreement, approximately $45 million of the authorization remains available.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami, causing extensive and severe structural damage in Japan.  Rolling electrical power blackouts and other continuing events have impacted the region, including the ability of manufacturers of some parts and components used in electronic devices to produce and deliver required quantities of their products in a timely way.  Some parts and components in our products are sourced in Japan.  We believe we have taken appropriate steps to manage or mitigate potential risks to our supply chain for these items.

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

Results of Operations

The following discussion compares our results of operations for the quarters ended April 3, 2011 and March 28, 2010.

Results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Three Months Ended
	April 3, 2011		March 28, 2010
	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$178.5		$149.2
Costs and expenses:
Cost of revenues	110.2	61.7%	93.1	62.4%
Research and development	17.8	10.0%	15.5	10.4%
Selling, general and administrative	54.3	30.4%	43.5	29.1%
Acquisition costs	4.8	2.7%	-	-
Restructuring charges	-	-	0.7	0.5%
Impairment of facility	-	-	2.4	1.6%
Total costs and expenses	187.1	104.8%	155.2	104.1%

Operating loss	(8.6)	(4.8%)	(6.0)	(4.0%)
Interest, net	(0.4)	(0.2%)	(0.2)	(0.1%)
Loss before income taxes	(9.0)	(5.0%)	(6.2)	(4.1%)
Income tax benefit	(2.9)	(1.6%)	(2.6)	(1.7%)
Net loss	$(6.1)	(3.4%)	$(3.6)	(2.4%)

Basic loss per share	$(0.10)		$(0.06)
Diluted loss per share	$(0.10)		$(0.06)

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the quarters ended April 3, 2011 and March 28, 2010 as well as the revenue changes were as follows (in millions):

	Three Months Ended
	April 3, 2011	Percent of Revenues	March 28, 2010	Percent of Revenues	Change	Percentage Change
Revenues by category:
Systems and solutions	$98.3	55.1%	$79.8	53.5%	$18.5	23.2%
Printer and media	43.4	24.3%	36.6	24.5%	6.8	18.6%
Service	36.8	20.6%	32.8	22.0%	4.0	12.2%
Total revenues	$178.5	100.0%	$149.2	100.0%	$29.3	19.6%

Revenues by geographic region:
North America	$78.4	43.9%	$74.5	49.9%	$3.9	5.2%
Europe, Middle East and Africa (EMEA)	65.9	36.9%	50.9	34.1%	15.0	29.5%
All others	34.2	19.2%	23.8	16.0%	10.4	43.7%
Total revenues	$178.5	100.0%	$149.2	100.0%	$29.3	19.6%

Product revenues of $141.7 million for the quarter ended April 3, 2011, increased $25.3 million, or 21.7%, compared to the corresponding prior-year period. The increase in product revenue was due to a $18.5 million, or 23.2%, increase in systems and solutions products and a $6.8 million, or 18.6%, increase in printer and media products. The increase in our systems and solutions products revenue was primarily due to increased sales in markets outside of North America, and the increase in sales revenue in printer and media products was primarily driven by an increase in our sales to distribution channel partners. Operations of acquired entities contributed $7.9 million of the total increase in systems and solutions products revenue for the quarter ended April 3, 2011.

Service revenues of $36.8 million for the quarter ended April 3, 2011, increased $4.0 million, or 12.2%, compared to the corresponding prior-year period. The increase in service revenue was primarily due to an increase in systems and solutions as well as printer and media product volumes. Operations of acquired entities contributed $1.9 million of the total increase in service revenue for the quarter ended April 3, 2011.

Geographically, product and service revenues increased in all regions for the quarter ended April 3, 2011, with the largest increase in EMEA and rest of the world of $25.4 million, or 34%, over the corresponding prior-year period. The increase in North America revenues was mainly attributable to revenue from the Vocollect business. Sales in North America were constrained by slower demand from current distributors, caused by the one-time transfer of inventory to the current distributors from the former distributors with whom our relationships ended in the fourth quarter of 2010. The increase in Latin America revenues, which accounted for approximately 66% of total revenue increase in rest of the world, was primarily related to growth in our overall business. The increase in EMEA revenues was mainly attributable to economic recoveries in the region, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenue by $0.7 million, or 1.3 percentage points, as compared to the foreign currency exchange rates used in the prior-year period. Across all regions the impact of foreign currency rates as compared to the foreign currency rates used in the prior-year period was $0.4 million, or 0.7 percentage points, favorable to revenue. Operations of acquired entities contributed $4.7 million, $4.3 million and $0.8 million of the total increase in North America, EMEA and rest of the world revenues, respectively, for the quarter ended April 3, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit

Gross profit and gross margin by revenue category for the quarters ended April 3, 2011 and March 28, 2010 were as follows (in millions):

	Three Months Ended
	April 3, 2011		March 28, 2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Product	$54.8	38.6%	$43.5	37.4%
Service	13.5	36.8%	12.6	38.4%
Total gross profit and gross margin	$68.3	38.3%	$56.1	37.6%

Total gross profit for the quarter ended April 3, 2011 increased by $12.2 million and total gross margin increased by 70 basis points compared to the corresponding prior-year period. The increase in total gross profit resulted from a $11.3 million, or 120 basis point, increase in the gross profit for the product segment, compared to the corresponding prior-year period. The increase in product gross profit was primarily due to increased volume of product sales and more favorable product and geographic related mix. Operations of acquired entities contributed $3.3 million of the total product gross profit, which included an unfavorable one-time acquisition related inventories adjustment of $1.2 million, and an unfavorable recurring monthly acquisition-related adjustment for amortization of intangibles of $1.1 million.

The decrease in service gross margin for the quarter ended April 3, 2011 from the corresponding prior year period was mainly attributable to a less favorable geographic related mix in service. Operations of acquired entities contributed $0.9 million of the total service gross profit, which included an unfavorable recurring monthly acquisition-related adjustment to deferred revenue of $0.7 million.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	April 3, 2011	March 28, 2010	Change
Research and development expense	$17.8	$15.5	$2.3
Selling, general and administrative expense	54.3	43.5	10.8
Acquisition costs	4.8	-	4.8
Restructuring charges	-	0.7	(0.7)
Impairment of facility	-	2.4	(2.4)
Interest, net	0.4	0.2	0.2

Research and Development Expenses Total research and development expenses (“R&D”) increased by $2.3 million, or 14.8%, for the quarter ended April 3, 2011 compared to the corresponding prior-year period. The increase in R&D expense was primarily due to increased R&D investment for new product development and release. $2.0 million of the total increase in R&D expenses was due to operations from acquired entities.

Selling, General and Administrative Expenses Total selling, general and administrative (“SG&A”) expenses increased $10.8 million, or 24.8%, for the quarter ended April 3, 2011 compared to SG&A expenses of $43.5 million for the corresponding prior-year period. The increase in SG&A expenses was primarily attributable to higher investment in our sales organization. $4.4 million of the total increase in SG&A expenses was due to operations from acquired entities.

Acquisition Costs The total acquisition costs of $4.8 million for the quarter ended April 3, 2011 was primarily due to transaction costs related to the acquisition of Vocollect.

Restructuring Charges The decrease in restructuring charges of $0.7 million for the quarter ended April 3, 2011 compared to the corresponding prior-year period was due to completion of the two restructuring programs announced in 2009 to reduce our operating costs and improve efficiency in light of the economic downturn. There were no restructuring costs for the quarter ended April 3, 2011.

Impairment of Facility The decrease in impairment charge of $2.4 million for the quarter ended April 3, 2011 reflected a write-down in the prior year quarter of a real estate asset we sold in 2010. There were no impairment charges for the quarter ended April, 3, 2011.

Interest, Net Net interest expense was $0.4 million for the quarter ended April 3, 2011 compared to net interest expense of $0.2 million for the corresponding prior-year period. The increase in net interest expense was mainly due to the addition of  interest expense paid on our New Facility borrowings compared to prior-year period.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Income tax benefit (in millions)

	Three Months Ended
	April 3, 2011	March 28, 2010	Change from prior year
Income tax benefit	$(2.9)	$(2.6)	$(0.3)

The tax benefit for the quarter ended April 3, 2011 reflected an effective tax rate for continuing operations of 32.6% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our estimated annual effective tax rate of approximately 45.6% for fiscal year 2011, and is partially offset by a discrete charge to the quarter for non-deductible acquisition costs. Our estimated annual effective tax rate from continuing operations for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions.

The tax benefit for the quarter ended March 28, 2010 reflected an effective tax rate for continuing operations of 41.4% compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 41.0% for fiscal year 2010, which excluded the impact of discrete items.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. In addition, we have a secured Revolving Credit Facility as described in the Capital Resources section below.

Cash Flow Summary

The following discussion reflects the effects of the immaterial restatement presented in Item 1, Note 1 - Immaterial Restatement of the Statement of Cash Flows, to the condensed consolidated financial statements. Our cash flows are summarized in the following table (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Net cash provided by (used in) operating activities	$2,347	$(7,859)
Net cash used in investing activities	(203,504)	(3,732)
Net cash provided by financing activities	92,989	554

At April 3, 2011, cash, cash equivalents and short-term investments totaled $124.1 million, a decrease of $104.2 million compared to the December 31, 2010 balance of $228.3 million. Our short-term investments consist primarily of low risk securities, mainly certificates of deposit. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash provided by operating activities for the quarter ended April 3, 2011 was $2.3 million and consisted of net loss of $6.1 million, adjustments for non-cash items of $2.8 million and cash used by working capital and other activities of $5.6 million. Cash provided by operating activities increased for the quarter ended April 3, 2011, primarily due to a decrease in accounts receivable and inventory reductions, partially offset by payment of trade payables from purchases during the late fourth quarter of 2010.

For the quarter ended April 3, 2011, investing activities used $203.5 million of cash primarily due to acquisitions of $199.0 million and capital expenditures of $4.1 million. Cash used in investing activities for the quarter ended March 28, 2010, was $3.7 million primarily related to capital expenditures of $2.9 million.

Financing activities for the quarter ended April 3, 2011, provided cash of $93.0 million primarily related to the New Facility borrowings of $97.0 million, partially offset by the repurchase of our common stock of $ 4.5 million.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “New Facility”) with a maximum amount available under the New Facility of $100.0 million. The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. This New Facility was converted from our previous five-year unsecured revolving credit facility of $50 million. Initially, we used the available credit to fund the Vocollect acquisition. However, the line is available to finance our working capital requirements and for general corporate purposes.

The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. The New Facility also contains financial covenants that include an asset coverage ratio of 1:1, as well as minimum tangible net worth and quarterly and annual net income tests. As of April 3, 2011, we were in compliance with the financial covenants of the New Facility, which matures in September 2014.

Net of outstanding letters of credit and limitations on availability, we had borrowing capacity of $1.5 million at April 3, 2011 under the New Facility. We had $97.0 million of borrowings under the New Facility during the quarter ended April 3, 2011. There have been no changes to key terms of the New Facility as previously disclosed in the 2010 Form 10-K.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations and funds available from the New Facility will provide adequate funding to meet our expected working capital, capital expenditure and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market or to expand into new markets, which we believe can be funded with a combination of cash on hand, projected cash flows from operations and additional financing.

During the quarter ended April 3, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors in 2010. We repurchased 429,328 shares of our outstanding common stock at an average price of $10.56 per share as part of this share repurchase agreement. The remainder of the $10 million under this plan was completed on April 21, 2011. During the second quarter of 2011, we have purchased an additional 507,205 shares of our outstanding common stock at an average price of $10.81.

We may engage in future share repurchases up to our remaining board authorization of $45.0 million. The number of shares and the timing of any share repurchases will depend on factors such as our stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities.

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

Contractual Obligations

Except for the New Facility outlined in Capital Resources above, our contractual commitments as of April 3, 2011 have not changed materially from those disclosed in Item 7 of our 2010 Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2010 Form 10-K. We believe there have been no material changes to the critical accounting policies and estimates previously disclosed in that report except for the impact resulted from the acquisition of Vocollect as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 3, 2011, there have been no material changes in the information provided in Item 7A of our 2010 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of April 3, 2011. There were no changes in our internal control over financial reporting during the quarter ended April 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action.  If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. Refer to Commitments and Contingencies  in Note 14 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and to Capitalized Legal Patent Costs in Significant Accounting Policies in Note A of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, the factors in our Current Report on Form 8-K dated March 3, 2011 (the “Form 8-K Dated  March 3, 2011”),  and the factors discussed in this Part II, “Item 1A, Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 (the "First Quarter Form 10-Q"), which could materially affect our business, financial condition or operating results. The risks described in our 2010 Form 10-K, in the Form 8-K Dated March 3, 2011 and in the First Quarter Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the 2010 Form 10-K under the caption “Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results ” is restated in its entirety as follows:

●
Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results. Third-party suppliers that we approve will be providing the components that our contract manufacturers will use in the final assembly of our products. Some of these components may be available only from a single source or limited sources, and if they become unavailable for any reason, we or our contract manufacturers may be unable to obtain alternative sources of supply on a timely basis. We also outsource a number of services to third-party service providers, including transportation and logistics, management of spare parts and warranty service. Our products and services may be adversely affected by the quality control of these third-party suppliers and service providers, or by their inability to ship product, manage our product inventory, meet delivery deadlines or otherwise satisfy our customers’ needs.  Failure of these third-party suppliers and service providers in any of these respects may negatively affect our revenue, expense and customer relationships.  The disruption of our supply chain in this manner may cause us to incur greater expense to purchase parts or products in short supply, to purchase quantities of these items in excess of our estimated near term requirements, or to take other steps to ensure the availability of necessary quantities.  We may also need to increase our reserves for excess and obsolete inventory related to an increase in our inventory purchases.  Furthermore, these suppliers and service providers may have access to our IP, which may increase the risk of infringement or misappropriation.

In addition to the risk factors disclosed in 2010 Form 10-K, you should consider the following risk factors, which are the risk factors included in the Form 8-K Dated March 3, 2011.  Throughout the following risk factors, Intermec is referred to as “we,” “us,” and “our.”

●
 If we cannot attract and retain management and other personnel with experience in the areas of Vocollect’s business focus, we will not be able to manage and grow this business.  Prior to acquiring Vocollect, we did not have a business unit dedicated to voice solution technology or markets.  We intend to rely on Vocollect’s management and employees to continue to operate the Vocollect business and to help us deepen our penetration of the market for voice solution products and services.  If we are unable to retain Vocollect’s experienced and knowledgeable employees, or to attract replacement employees if necessary, Vocollect’s business, operations and sales may suffer, and we may not acquire sufficient knowledge to successfully operate the Vocollect business or achieve the benefits anticipated from the acquisition.

●
Because of our acquisition of Vocollect, some customers may reduce or cease doing business with us or Vocollect.  Prior to our acquisition of Vocollect, some of our competitors have purchased voice technology products from Vocollect, and we have purchased voice technology products from other suppliers.  Now that Vocollect is our wholly-owned subsidiary, these customers may choose to reduce or stop such purchases, which may reduce the revenues that we and Vocollect might otherwise receive from sales to these customers.  Reduction in sales volumes might also reduce Vocollect’s manufacturing volumes and affect the efficiency of manufacturing and per-unit costs. The potential loss of this business and resulting consequences could have a material adverse effect on our revenues, results of operations and earnings and the benefits anticipated from the acquisition.

●
Voice technologies may not achieve widespread acceptance, which could limit our ability to grow Vocollect’s voice business. Voice-directed workflow solutions such as Vocollect’s products compete with other voice-based products and with other technologies.  If other technologies gain greater acceptance and adoption than voice technologies such as Vocollect’s, Vocollect’s sales may fall or grow more slowly than anticipated.  The resulting consequences could have a material adverse effect on our revenues, results of operations and earnings and the benefits anticipated from the acquisition.

ITEM 1A. RISK FACTORS (continued)

●
If we are unable to protect Vocollect’s intellectual property, our reputation and our competitive position may be materially damaged.  Vocollect’s intellectual property includes trade secrets regarding its technology and the design and manufacture of its products.  Vocollect has historically used confidentiality agreements and other measures to protect its trade secret technology.  However, it is the nature of trade secrets that misappropriation may be difficult to detect and the rights of the trade secret owner may be difficult to enforce.  If we are unable to prevent the unauthorized use of Vocollect’s intellectual property, including trade secrets, we may lose a competitive advantage.  Our failure to adequately protect Vocollect’s intellectual property could have a material adverse effect on our reputation, brand and revenue, results of operations and earnings.

●
If Vocollect’s manufacturing process or facility is disrupted, sales of Vocollect’s products could be disrupted, and we could incur unforeseen costs.  Final assembly of Vocollect’s products is performed at a single location in the U.S.  If the operations of that facility are disrupted, we would be unable to fulfill customer orders for the period of the disruption.  We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer.  Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments.  Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

●
To fund a portion of the Vocollect acquisition, we entered into a senior secured credit facility agreement that includes covenants, financial tests and ratios, which, if not met, may have an adverse effect on our business, financial condition, results of operations and cash flows.  We maintain a senior secured credit facility that contains certain customary covenants, including financial covenants that require us to comply with specified financial ratios.  The credit facility is secured by pledges of equity in and assets of certain of our domestic subsidiaries, which have also guaranteed our payment obligations under the credit facility.  We must take into account the requirements of these covenants in the conduct of our business.  Depending on specific circumstances that may arise, we may need to make choices that limit some of our business or financing activities in order to comply with these covenants.  These choices may have an adverse effect on our results of operations and cash flows.  Furthermore, if we fail to comply with the requirements of the credit facility, we would be in default, and we may not be able to obtain the necessary amendments or waivers of an event of default.  In that event, the Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable.  The Bank could also move to enforce its rights under its security interests in our assets and those of our subsidiaries.  If at that time we were not able to repay any amounts borrowed under the credit facility or to borrow sufficient funds from alternative sources to make the repayment, or if alternative financing is not available on favorable terms, our business and financial condition would be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made during the quarter ended April 3, 2011 (in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 30, 2011	-	-	-	-
January 31 to February 27, 2011	-	-	-	-
February 28 to April 3, 2011	429	$10.56	429	$50,465
Total	429	$10.56	429	$50,465

In 2010, our Board of Directors authorized the repurchase up to $75 million in shares of our common stock. During the quarter ended April 3, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 429,328 shares of our outstanding common stock at an average price of $10.56 per share as part of this share repurchase agreement.

The remainder of the $10 million of shares under the share repurchase agreement entered into in the first quarter of 2011was completed on April 21, 2011. During the second quarter of 2011, we have purchased an additional 507,205 shares of our outstanding common stock at an average price of $10.81. Following completion of this repurchase agreement, approximately $45 million of the authorization will remain.

ITEM 6. EXHIBITS

10.1	Form of Employee Long-Term Performance Share Program Agreement under the Intermec, Inc. 2008 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2011
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2011
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2011
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 13, 2011
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

May 13, 2011