Form 10-Q
period 2011-07-03
Intermec, Inc.
filed 2011-08-10
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common Stock, $0.01 par value per share	59,592,838 shares

INTERMEC, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Revenues:
Product	$177,751	$129,199	$319,487	$245,557

Service	43,331	31,962	80,113	64,834

Total revenues	221,082	161,161	399,600	310,391

Costs and expenses:
Cost of product revenues	105,599	81,830	192,564	154,701

Cost of service revenues	24,167	20,841	47,427	41,101
Research and development	22,858	18,884	40,674	34,427
Selling, general and administrative	66,052	44,427	120,296	87,853
Acquisition costs	373	—	5,211	—
Restructuring charges	5,111	225	5,111	962
Impairment of facility	—	587	—	3,008

Total costs and expenses	224,160	166,794	411,282	322,052

Operating loss	(3,078)	(5,633)	(11,682)	(11,661)
Interest income	306	394	403	544
Interest expense	(883)	(323)	(1,393)	(668)

Loss before income taxes	(3,655)	(5,562)	(12,672)	(11,785)
Income tax expense (benefit)	141	(2,854)	(2,798)	(5,431)

Net loss	$(3,796)	$(2,708)	$(9,874)	$(6,354)

Basic loss per share	$(0.06)	$(0.04)	$(0.16)	$(0.10)
Diluted loss per share	$(0.06)	$(0.04)	$(0.16)	$(0.10)

Shares used in computing basic loss per share	59,784	61,949	60,070	61,896
Shares used in computing diluted loss per share	59,784	61,949	60,070	61,896

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,440	$221,467
Short-term investments	7,004	6,788
Accounts receivable, net	140,219	110,455
Inventories	93,153	82,657
Current deferred tax assets, net	56,911	45,725
Other current assets	30,000	17,864

Total current assets	407,727	484,956

Deferred tax assets, net	164,989	194,597
Goodwill	134,001	1,152
Other acquired intangibles, net	87,296	3,031
Property, plant and equipment, net	49,953	36,320
Other assets, net	30,593	29,209

Total assets	$869,559	$749,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,588	$72,120
Payroll and related expenses	31,893	20,155
Deferred revenue	54,498	36,227
Accrued expenses	26,785	24,949

Total current liabilities	196,764	153,451

Long-term debt	77,000	—
Pension and other postretirement benefits liabilities	94,225	95,922
Long-term deferred revenue	30,112	23,752
Other long-term liabilities	16,276	14,911

Commitments and contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,943 and 62,594 shares issued, and 59,537 and 60,191 outstanding)	629	625
Additional paid-in-capital	689,724	694,291
Accumulated deficit	(189,444)	(179,570)
Accumulated other comprehensive loss	(45,727)	(54,117)

Total shareholders’ equity	455,182	461,229

Total liabilities and shareholders’ equity	$869,559	$749,265

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2011	June 27, 2010
Cash and cash equivalents at beginning of the period	$221,467	$201,884

Cash flows from operating activities:
Net loss	(9,874)	(6,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,815	7,422
Impairment of facility	—	3,008
Deferred taxes	(6,810)	(6,790)
Stock-based compensation	4,376	4,241
Changes in operating assets and liabilities:
Accounts receivable	(4,321)	8,809
Inventories	(1,507)	7,025
Accounts payable	2,607	(25,344)
Payroll and related expenses	1,777	2,350
Accrued expenses	(8,551)	5,790
Deferred revenue	5,365	548
Other operating activities	(3,042)	(1,419)

Net cash used in operating activities	(7,165)	(714)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,810)	—
Additions to property, plant and equipment	(11,534)	(6,759)
Other investing activities	(699)	(1,487)

Net cash used in investing activities	(213,043)	(8,246)

Cash flows from financing activities:
Proceeds from issuance of debt	97,000	—
Repayment of debt	(20,000)	—
Stock repurchase	(10,014)	—
Stock options exercised and other	1,097	863

Net cash provided by financing activities	68,083	863

Effect of exchange rate changes on cash and cash equivalents	6,098	(7,165)

Resulting decrease in cash and cash equivalents	(146,027)	(15,262)

Cash and cash equivalents at end of the period	$75,440	$186,622

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting mainly of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Intermec and our subsidiaries. Intercompany transactions and balances have been eliminated. Our statements of operations separately disclose revenues and costs related to our products and services on a consolidated basis. However, in our segment reporting products and services related to Voice solutions are aggregated and disclosed as a separate reportable segment. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

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

Recently Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is required to be adopted in January 2012 and is to be applied retrospectively. The Company anticipates that the adoption of this standard will require either changes to our current financial statements or an additional statement.

Reclassification

Certain reclassifications have been made to the 2010 condensed consolidated financial statements to conform to the 2011 presentation. We reclassified certain facility related cost allocations which we believe more appropriately align those costs to the utilization of facilities. We also reclassified certain price exceptions and incentives earned as part of our overall partner programs that may be attributed to both product and service revenues, which previously were attributed only to product revenue. These reclassifications had no impact on previously reported earnings (loss) from continuing operations or net income (loss).

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Specifically, for the three months ended June 27, 2010 we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled $1.5 million, which are now reported in cost of service revenues and research and development of $0.9 million and $0.6 million, respectively. For the three months ended June 27, 2010, we have also reclassified certain price exceptions and other incentives given to our distributors and resellers previously reported as a reduction in product revenues and have included a portion of these items as a reduction in service revenues of $0.5 million.

Additionally, for the six months ended June 27, 2010 we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled $3.0 million, which are now reported in cost of service revenues and research and development of $1.8 million and $1.2 million, respectively. For the six months ended June 27, 2010, we have also reclassified certain price exceptions and other incentives given to our distributors and resellers previously reported as a reduction in product revenues and have included these items as a reduction in service revenues of $1.1 million.

Significant Accounting Policies

In addition to our accounting policies outlined in our 2010 Form 10-K, we have expanded policies associated with the Voice solutions segment and as a result of the acquisition of Vocollect, Inc. (“Vocollect”).

Revenue recognition. For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals and software, accessories, hardware and support and consulting services. Most of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value, if available, third party evidence (“TPE”) of its value if VSOE is not available or estimated selling price (“ESP”) if neither VSOE or TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Revenue is recognized when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Management performs extensive analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Generally, our go-to-market strategy differs from our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitors’ products selling prices are on a standalone basis.

Management’s ESP is used for terminals and related software and accessories. We determine ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.

Voice solutions units of accounting are terminals and related software, headsets and accessories, hardware support, software support and professional services. Products are typically considered delivered upon shipment. Support services revenue is deferred and recognized ratably over the period during which the services are performed, which is typically one to three years. Consulting services, which are typically short-term in nature, are recognized upon completion. Our arrangements are typically short-term in nature and are recognized upon completion. Our arrangements generally do not provide any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

Sales and use tax. We collect sales and use taxes from customers and remit such amounts to the applicable taxing authorities. Our policy is to exclude the taxes collected and remitted to the taxing authorities from our revenues and expenses.

Shipping and handling costs. We record shipping and handling costs related to the distribution of our products as cost of revenues.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	Acquisition

On March 3, 2011, we completed our acquisition of Vocollect by acquiring all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect for an aggregate purchase price of approximately $197 million in cash. Vocollect provides voice-centric solutions for mobile workers in distribution, warehouse and healthcare environments worldwide through design, manufacture and sale of voice data collection terminals and related software. This acquisition is part of our strategy to expand our warehouse and mobility solutions.

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition. Transaction costs of approximately $0.3 and $5.2 million were recorded as an expense for the three and six months ended July 3, 2011, respectively, and are included in the total acquisition costs of $5.2 million in our condensed consolidated statement of operations. The remainder of the acquisition costs recorded in the three and six months ended July 3, 2011 related to an acquisition that was not material.

The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

	At Acquisition, March 3, 2011	Adjustments	At Acquisition March 3, 2011 (adjusted)
Accounts receivable (gross contractual receivables totals to $21,461)	$20,569	$—	$20,569
Inventories	6,800	1,100	7,900
Current deferred tax assets	7,552	—	7,552
Other current assets	1,606	5,747	7,353
Goodwill (including $7.9 million for assembled workforce)	131,167	278	131,445
Intangibles assets	85,600	400	86,000
Property, plant and equipment	10,060	(937)	9,123
Other assets	3,235	(3,098)	137
Accounts payable	(6,818)	—	(6,818)
Payroll and related expenses	(531)	(8,201)	(8,732)
Deferred revenue	(11,616)	—	(11,616)
Accrued expenses	(11,231)	2,454	(8,777)
Deferred tax liabilities	(35,370)	4,225	(31,145)
Long-term deferred revenue	(4,282)	—	(4,282)
Other long-term liabilities	(370)	(1,000)	(1,370)

Total net assets acquired	$196,371	$968	$197,339

The adjustments identified above were recorded in the second quarter and are required to properly reflect the fair value of the assets acquired and liabilities assumed in connection with our acquisition of Vocollect on March 3, 2011. In the second quarter we adjusted the value of the acquired inventory, other current assets, intangible assets, property, plant and equipment and other assets and, assumed accrued expenses, deferred tax liabilities and other long-term liabilities. We also recognized an assumed liability of $1.0 million for the probable amount earned under Vocollect’s Long Term Incentive Plan (“LTIP”). The LTIP provides for 3 separate tranches of $2.5 million, with each tranche payable upon the achievement of certain annual EBITDA milestones between 2011 and 2017. During the second quarter we recognized an additional $0.5 million of compensation expense associated with the LTIP which represents the probable amount attributable to employee service subsequent to the acquisition. The total amount accrued liability associated with the LTIP at July 3, 2011 total was $1.5 million. In the third quarter of 2011, we expect to finalize the remaining open acquisition accounting issues which relate to acquired intangible assets specifically, the valuation and useful life of developed technologies and the customer retention rate used to determine the valuation and amortization of customer relationships. During the second quarter of 2011, we recognized $0.4 million of expense attributed to the three months ended April 3, 2011 associated with the measurement period adjustments noted.

The goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect. We expect to generate revenue synergies by leveraging sales and marketing capabilities through cross-selling initiatives, product-based synergies as combinations of technologies are developed and commercialized, and cost synergies from leveraging our supply chain and indirect purchasing power and general and administrative infrastructure. The goodwill recorded is not deductible for income tax purposes. The goodwill associated with the Vocollect acquisition has been allocated to the Voice solutions reportable segment.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes to the carrying amount of goodwill for the six months ended July 3, 2011 are as follows (in thousands):

July 3, 2011
Balance at December 31, 2010	$1,152
Goodwill from acquisition of Vocollect	131,445
Goodwill from other acquisitions	1,114
Deferred tax adjustment for 2010 acquisition	290

Balance at July 3, 2011	$134,001

The following table presents the gross carrying amount and accumulated amortization of other acquired intangible assets as of July 3, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
At July 3, 2011:
Developed technology	$40,200	$3,660	$36,540	5 years
In-process research and development	1,900	108	1,792	7 years
Customer relationships	36,100	370	35,730	13 years
Trademarks	5,200	50	5,150	10 years
Lease agreements	2,600	96	2,504	8 years

Total other acquired intangible assets from Vocollect acquisition:	86,000	4,284	81,716

Other intangibles	17,954	12,374	5,580

Total	$103,954	$16,658	$87,296

Total amortization expense on other acquired intangibles assets for the three and six months ended July 3, 2011 was $3.3 million and $4.3 million, respectively. Estimated future amortization expense for the acquired intangible assets for the succeeding five fiscal years is as follows (in millions): 2012 - $17.1; 2013 - $16.9; 2014 - $9.7; 2015 - $6.4; and 2016 - $4.5 million.

The following table presents the total revenue and net loss, including amortization of intangibles and other purchase accounting charges resulting from the acquisition of Vocollect for the three and six months ended July 3, 2011 (in millions)

	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Revenue	$30.5	$40.3
Net Loss	$(1.2)	$(3.9)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Intermec and Vocollect as though the companies were combined as of beginning of fiscal 2010. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2010. Results for the three months ended July 3, 2011 are actual results, not pro forma, and are included for comparative purposes.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Total revenues	$221,082	$188,823	$417,911	$362,852
Net loss	$(3,796)	$(4,504)	$(7,006)	$(10,611)

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to fair value measurement provisions as of July 3, 2011 were comprised of the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at July 3, 2011
Money market funds	$4,676	$—	$—	$4,676
Certificates of deposit	—	10,542	—	10,542
Stock	213	—	—	213
Derivative instruments – assets	—	1,496	—	1,496

Total assets at fair value	$4,889	$12,038	$—	$16,927

	Level 1	Level 2	Level 3	Fair Value at July 3, 2011
Derivative instruments – liabilities	$—	$(1,677)	$—	$(1,677)

Total liabilities at fair value	$—	$(1,677)	$—	$(1,677)

Our financial assets and liabilities subject to fair value measurement provisions as of December 31, 2010 were comprised of the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Money market funds	$121,943	$—	$—	$121,943
Certificates of deposit	—	36,268	—	36,268
Stock	224	—	—	224
Derivative instruments – assets	—	887	—	887

Total assets at fair value	$122,167	$37,155	$—	$159,322

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Derivative instruments – liabilities	$—	$(761)	$—	$(761)

Total liabilities at fair value	$—	$(761)	$—	$(761)

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our Level 1 financial instrument values are based on quoted market prices for identical assets in active markets. Our Level 2 financial instrument values are based on quoted prices in active markets for similar assets or comparable sales, such as quoted market rates for similar contracts. Level 3 financial instrument values refer to fair values using unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets including other acquired intangibles. Goodwill and long lived assets are measured at fair value to test for and measure impairment, at least annually for goodwill or when necessary for both goodwill and long-lived assets. There weren’t any circumstances that require us to test for or measure an impairment during the three and six months ended July 3, 2011.

Fair Value of Financial Instruments

The estimated fair values of accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at July 3, 2011 and December 31, 2010, approximate their carrying values due to their short-term nature. The fair value of long-term debt at July 3, 2011 approximates its carrying value.

4.	Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $124.0 million as of July 3, 2011. Principal currencies we hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $0.5 and $1.1 million for the three and six months ended July 3, 2011 and, $0.2 and $(0.5) million for the three and six months ended June 27, 2010, respectively. We recorded a net (liability) asset of $(0.2) and $0.1 million in accounts payable and accrued expenses or other current assets for the quarters ended July 3, 2011 and December 31, 2010, respectively.

5.	Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Accounts receivable, gross	$147,120	$117,977
Less:
Allowance for sales returns	4,116	5,369
Allowance for doubtful accounts	2,785	2,153

Accounts receivable, net	$140,219	$110,455

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions globally are recorded directly to the customers’ accounts instead of an allowance to gross receivables. One customer, ScanSource, our largest distributor, accounted for 22% and 14% of our accounts receivable as of July 3, 2011 and December 31, 2010, respectively.

6.	Inventories

Inventories consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Raw materials	$29,277	$32,586
Service parts	11,942	9,818
Work in process	823	92
Finished goods	51,111	40,161

Inventories	$93,153	$82,657

In addition to the inventories described above, service parts inventories totaling $4.4 and $4.1 million that were not expected to be sold within the next 12 months are classified as other assets as of July 3, 2011 and December 31, 2010, respectively.

7.	Debt

Effective March 3, 2011, we amended our credit agreement (“New Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”), to provide a new three-year, $100 million, secured revolving credit facility (the “New Facility”), which matures on March 3, 2014. The New Facility will be used for general corporate purposes, including acquisitions. The New Credit Agreement and New Facility were filed with our Form 8-K filings on January 18, 2011 and March 3, 2011. The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. We are in compliance with our covenants as of July 3, 2011.

The amount outstanding under the New Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the second quarter of 2011, the interest rate on borrowed funds under the New Facility was 2.125%. We are also required to pay a fee ranging from 1.25% to 1.75% on the amount drawn under each letter of credit that is issued and outstanding under the New Facility. The fee on the unused portion of the New Facility ranges from 0.15% to 0.25%. The unused portion of the New Facility was $21.5 million at July 3, 2011.

If we default under certain provisions of the New Facility, then the Bank may accelerate payment of amounts due under the credit agreement, and the Bank’s obligation to extend further credit would cease. In addition, the Bank may exercise its security interest in our equity interests in and the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries.

8.	Provision for Income Taxes

The tax (benefit) expense for the three and six months ended July 3, 2011 reflects an effective tax rate of (3.85%) and 22.08%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate from continuing operations of approximately 49.2% for fiscal year 2011, which excludes the impact of discrete charges such as restructuring and acquisition costs. Our estimated annual effective tax rate from continuing operations for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions. Our tax provision for the three months ended July 3, 2011 also includes the following discrete items:

•

We provided no tax benefit for approximately $5 million of restructuring charges because a valuation allowance was provided against the resulting tax losses, which increased our effective tax rate by 24% for the quarter.

•	We filed prior year tax returns and recorded return to provision adjustments with a net tax effect of $0.1 million during the quarter.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The tax expense for the three and six months ended June 27, 2010, reflects an effective tax rate for continuing operations of 51.3% and 46.1%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate of approximately 50.8% for the fiscal year 2010, which excludes the impact of discrete items.

9.	Shares Used in Computing Loss per Share

Basic loss per share is calculated using the weighted average number of common shares issued and outstanding for the applicable period. Diluted loss per share is computed using basic weighted average shares issued and outstanding plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Weighted average shares - basic	59,784,479	61,948,667	60,070,394	61,895,874
Dilutive effect of unvested restricted shares and stock options	—	—	—	—

Weighted average shares - diluted	59,784,479	61,948,667	60,070,394	61,895,874

Our employees and directors held options to purchase 3,451,713 and 3,078,769 shares of our common stock for the three and six months ended July 3, 2011, respectively, and 2,986,482 and 2,672,601 shares of our common stock for the three and six months ended June 27, 2010, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

During the six months ended July 3, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization approved by our Board of Directors in 2010. During the three and six months ended July 3, 2011, we repurchased 507,207 and 936,533 shares of our outstanding common stock, respectively, at an average price of $10.79 and $10.68 per share pursuant to the share repurchase agreement.

10.	Stock-Based Compensation

A summary of stock-based compensation expense related to employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) for the three and six months ended July 3, 2011 is as follows (in thousands):

	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Stock-based compensation expense:
Cost of revenue	$63	$126
Selling, general and administrative	2,152	4,299

Total	$2,215	$4,425

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three and six months ended July 3, 2011, we granted 563,538 and 840,788 options, respectively, to employees with an average fair value of $4.56 and $4.37 per option, respectively, which will vest annually in substantially equal quantities over three to four years from the date of grant. For the three and six months ended July 3, 2011, we granted 142,864 options to our directors with a fair value of $4.48 per option, which will vest quarterly over one year from the quarter they are granted. The Black-Scholes assumptions used for these calculations are as follows:

	Stock Options Granted to Employees		Stock Options Granted to Directors
	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011	Three and Six Months Ended July 3, 2011

Fair value assumptions:

Expected term in years	4.99-5.24%	4.99-5.24%	4.99%

Expected volatility	39.6-42.1%	39.6-42.1%	43.34%

Expected dividend yield	0.00%	0.00%	0.00%

Risk-free interest rate	0.87-2.22%	0.87-2.23%	0.19%

11.	Shareholders’ Equity

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Foreign currency translation adjustment	$9,079	$1,443
Unamortized benefit plan costs, net of tax	(54,499)	(55,262)
Unrealized loss on investments, net of tax	(307)	(298)

Accumulated other comprehensive loss	$(45,727)	$(54,117)

Total comprehensive income (loss) for the three and six months ended July 3, 2011 and June 27, 2010, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net loss	$(3,796)	$(2,708)	$(9,874)	$(6,354)
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,716	(4,933)	7,636	(8,528)
Unrealized loss on investments, net of tax	(3)	(26)	(7)	(4)
Amortization of benefit plan costs, net of tax	362	(290)	761	243

Total other comprehensive (loss) income	3,075	(5,249)	8,390	(8,289)

Total comprehensive loss	$(721)	$(7,957)	$(1,484)	($14,643)

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	Segment Reporting

During the quarter we determined that our Vocollect acquisition represented a new reportable segment, Voice solutions (see Note 2). This segment includes all revenues generated from voice data collection terminals, related software and services. The segments we previously identified as Products and Service were renamed Intermec–branded products and Intermec-branded service, respectively, to distinguish these segments from Voice solutions.

Our reportable segments are comprised of Intermec-branded products, Intermec-branded services and Voice solutions. The Intermec-branded product segment generates revenue from the development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The Intermec-branded service segment generates revenue from customer support, product maintenance and professional services related to the products and systems integration.

The accounting policies of our three reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets were $ 869.6 and $749.3 million at July 3, 2011 and December 31, 2010, respectively.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $28.1 and $68.7 million for the three and six months ended July 3, 2011 and $40.4 and $70.6 million for the three and six months June 27, 2010, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended April 3,	Three Months Ended		Six Months Ended
		July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Revenues:
Intermec-branded products	$133,853	$153,329	$128,729	$287,183	$244,472
Intermec-branded services	34,862	37,301	32,432	72,162	65,919
Voice solutions	9,803	30,452	—	40,255	—

Total	$178,518	$221,082	$161,161	$399,600	$310,391

Gross profit:
Intermec-branded products	$51,469	$60,998	$47,369	$112,467	$90,856
Intermec-branded services	12,580	13,234	11,121	25,814	23,733
Voice solutions	4,245	17,084	—	21,328	—

Total	$68,294	$91,316	$58,490	$159,609	$114,589

Voice solutions operations were not material for the three months ended April 3, 2011, and we therefore did not report it separately. For comparative purposes, we have disclosed the impact of reporting Voice solutions as a separate segment in the three months ended April 3, 2011, in the tables, above and below.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended April 3, 2011	Three Months Ended		Six Months Ended
		July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Revenues:
Intermec branded:
Systems and solutions	$90,380	$108,664	$86,292	$199,045	$165,443
Printer and media	43,473	44,665	42,437	88,138	79,029
Service	34,862	37,301	32,432	72,162	65,919
Voice solutions	9,803	30,452	—	40,255	—

Total	$178,518	$221,082	$161,161	$399,600	$310,391

13.	Product Warranties

The following table indicates accumulated six months and twelve months changes in our warranty liability included in current liabilities as of July 3, 2011 and December 31, 2010, respectively (in thousands):

	July 3, 2011	December 31, 2010
Beginning balance	$2,555	$2,913
Payments or parts usage	(2,194)	(4,688)
Additional provision	3,515	4,330

Ending balance	$3,876	$2,555

14.	Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of July 3, 2011 or December 31, 2010. We have not made any significant indemnification payments as a result of these clauses.

We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of July 3, 2011 and December, 31, 2010, $12.8 and $12.4 million of legal patent costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

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

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.	Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the three and six months ended July 3, 2011 and June 27, 2010, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Three Months Ended July 3, 2011 and June 27, 2010
Service cost	$—	$—	$—	$74	$—	$—
Interest cost	3,029	2,104	528	462	40	64
Expected return on plan assets	(2,689)	(2,803)	(517)	(559)	—	—
Amortization and deferrals:
Transition asset	—	—	(33)	(31)	—	—
Actuarial loss (gain)	563	247	163	9	—	11
Prior service cost	—	—	—	—	(40)	—

Net pension and postretirement periodic benefit cost (income)	$903	$(452)	$141	$(45)	$—	$75

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Six Months Ended July 3, 2011 and June 27, 2010
Service cost	$—	$189	$—	$148	$—	$—
Interest cost	6,059	4,208	1,057	924	80	128
Expected return on plan assets	(5,377)	(5,605)	(1,035)	(1,118)	—	—
Amortization and deferrals:
Transition asset	—	—	(66)	(62)	—	—
Actuarial loss (gain)	1,126	495	326	18	—	22
Prior service cost	—	—	—	—	(79)	—

Net pension and postretirement periodic benefit cost (income)	$1,808	$(713)	$281	$(90)	$1	$150

Our pension and other postretirement benefit plans contributions for the three and six months ended July 3, 2011, were as follows (in thousands):

	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
U.S. defined benefit postretirement benefit plans	$1,229	$2,180
Matching contributions to 401(k) plan	1,016	1,799
Foreign pension plans	300	369

Total	$2,545	$4,348

Benefits paid pertaining to our other postretirement benefit plans were not material for the three and six months ended July 3, 2011.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We expect to contribute an additional $7.5 million to these plans during the remainder of 2011, of which $4.6 million relates to benefit payments to our funded and unfunded U.S. defined benefit plans, $2.0 million in matching contributions to our 401(k) plan, and $0.9 million in contributions to our foreign pension plans.

16.	Restructuring

On May 3, 2011, we committed to a business restructuring plan intended to reduce our operating cost structure over the remainder of 2011. These reductions are intended primarily to improve our services cost structure and margins. Under the business restructuring plan, we will reduce our non-U.S. work force in our service depot and support operations, which represent approximately 2% of our current total global work force. We implemented this restructuring plan in the second quarter of 2011 and expect to complete it over the remainder of fiscal year 2011.

The total restructuring costs for this plan are expected to be $5.9 million, including employee termination costs of $5.1 million, and $0.8 million of other associated costs. We recorded $5.1 million of these charges in both the three and six months ended July 3, 2011. We expect to record the remaining charge throughout 2011. We anticipate that substantially all of the severance-related and periodic other associated costs will be cash expenditures. These costs are recorded in our condensed consolidated statement of operations in restructuring charges.

We expect restructuring costs of $5.4 million to be recorded against the Intermec-branded service reportable segment with the remaining $0.5 million in other costs that cannot be directly allocated to a specific segment.

The reconciliation of accrued restructuring charges as of July 3, 2011 is summarized in the table below (in millions):

	Employee Termination Costs per Contract	Other Associated Costs	Total Restructuring Charges
Balance at December 31, 2010	$—	$—	$—
Restructuring charges accrued through July 3, 2011	4.7	0.4	5.1
Less: payments made through July 3, 2011	0.2	0.4	0.6

Balance at July 3, 2011	$4.5	$—	$4.5

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

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) is a global business that designs, develops, integrates, sells, and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products include mobile computers, bar code scanners, printers, label media and radio frequency identification (“RFID”) products and related software. Additionally, due to our acquisition of Vocollect, our products now include voice data and collection terminals. We also offer a variety of services related to our product offerings. Our Advanced Services include system design, deployment and activation. We offer product and technology training as part of our Education Services. Managed Services comprise remote device, network and asset management. Our Repair Services cover on-site and depot equipment repair, and our Support Services include on-line and telephone technical support. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and Repair Services.

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

As previously reported, on March 3, 2011, we successfully completed the acquisition of Vocollect, Inc., the leading provider of voice-directed workflow solutions for mobile workers worldwide. Vocollect’s financial results are included in our consolidated results, but only after the closing date of the acquisition. Beginning with the second quarter of 2011, we are reporting Vocollect products and services as a separate reportable segment, Voice solutions. Vocollect’s results for the first quarter were not material and were included in the Products and Services segments in our quarterly report on Form 10-Q for that period. In this quarterly report, Vocollect products and services have been included since the date of the acquisition, in the Voice solutions segment in the six months year-to-date information, for investor clarity. More detailed information about the accounting treatment of the Vocollect acquisition may be found in the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, including in Note 2 – Acquisition.

In connection with the acquisition of Vocollect, we incurred secured debt of approximately $97 million, of which $77 million was outstanding as of July 3, 2011. In addition, approximately $100 million of the purchase price was paid from our cash. Related transaction and transition costs of $5.2 million were incurred during the first six months of 2011. In addition, on March 15, 2011, we completed our acquisition of Enterprise Mobile, a provider of deployment, logistics and managed services for mobile devices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended July 3, 2011, worldwide revenues increased 37% over the prior-year quarter and increased 18% when revenue from acquired businesses is excluded. Continuing a trend from 2010 and the first quarter of 2011, international revenues grew 49% over the prior-year quarter. Revenues in North America increased by 27% over the prior-year quarter, reflecting the positive effect of revenues from the Vocollect business acquired in March 2011. Among Intermec-branded products, Systems and solutions revenues grew 26%, and Printer and media revenue increased 5% and Intermec-branded service revenue increased by 15%, all as compared with the prior-year quarter.

For the six months ended July 3, 2011, worldwide revenues increased 29% over the first six months of 2010, and increased 16% when acquisitions are excluded. Continuing the trend from 2010 and the first quarter of 2011, international revenues grew 42% over the prior year. Revenues in North America increased by 17% over the prior year reflecting the positive effect of the revenues from the Vocollect business acquired in March 2011. Among Intermec-branded Products, Systems and Solutions revenues grew 20% and Printer and Media revenue increased 12%, all as compared to the prior year. Intermec-branded Service revenue increased by 9%, as compared with the prior-year period.

Total gross profit margins for the six months ended July 3, 2011 were 39.9%, as compared to 36.9% in the prior year, reflecting the impact of certain acquisition related adjustments: $3.9 million of intangibles amortization and $2.9 million of deferred revenue adjustments. These two acquisition related adjustments are recurring in nature. Amortization of intangibles will continue over the remaining useful lives of the related assets as described in Note 2 to the Financial Statements. The deferred revenue adjustments will be $7.3 million for the entire 2011 fiscal year and $1.0 million in the 2012 fiscal year, after which they will not recur. Total gross profit margins were also impacted by the mix of products and of direct and indirect sales, and by the competitive sales environment.

On March 18, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization of $75 million approved by our Board of Directors. A portion of this $10 million share repurchase was completed in the second quarter. Following completion of this repurchase agreement, approximately $45 million of the authorization remains available.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami, causing extensive and severe structural damage in Japan. Rolling electrical power blackouts and other continuing events have impacted the region, including the ability of manufacturers of some parts and components used in electronic devices to produce and deliver required quantities of their products in a timely manner. Some parts and components in our products are sourced in Japan. We believe we have taken appropriate steps to manage or mitigate potential risks to our supply chain for these items.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion compares our results of operations for the three and six months ended July 3, 2011 and June 27, 2010.

Results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	July 03, 2011	June 27, 2010	July 03, 2011	June 27, 2010
	Amounts	Amounts	Amounts	Amounts
Revenues	$221.1	$161.2	$399.6	$310.4
Costs and expenses:
Cost of revenues	129.8	102.7	240.0	195.9
Research and development	22.8	18.9	40.7	34.4
Selling, general and administrative	66.1	44.4	120.3	87.8
Acquisition costs	0.4	—	5.2	—
Restructuring charges	5.1	0.2	5.1	1.0
Impairment of facility	—	0.6	—	3.0

Total costs and expenses	224.2	166.8	411.3	322.1

Operating loss	(3.1)	(5.6)	(11.7)	(11.7)

Interest, net	(0.6)	—	(1.0)	(0.1)

Loss before income taxes	(3.7)	(5.6)	(12.7)	(11.8)
Income tax expense (benefit)	0.1	(2.9)	(2.8)	(5.4)

Net loss	$(3.8)	$(2.7)	$(9.9)	$(6.4)

Basis loss per share	$(0.06)	$(0.04)	$(0.16)	$(0.10)
Diluted loss per share	$(0.06)	$(0.04)	$(0.16)	$(0.10)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	58.7%	63.7%	60.1%	63.1%
Research and development	10.3%	11.7%	10.2%	11.1%
Selling, general and administrative	29.9%	27.6%	30.1%	28.3%
Acquisition costs	0.1%	—%	1.3%	—%
Restructuring charges	2.3%	0.1%	1.3%	0.3%
Impairment of facility	—%	0.4%	—%	1.0%

Total costs and expenses	101.4%	103.5%	103.0%	103.8%

Operating loss	(1.4%)	(3.5%)	(2.9%)	(3.8%)

Interest, net	(0.3%)	0.0%	(0.3%)	(0.0%)

Loss before income taxes	(1.7%)	(3.5%)	(3.2%)	(3.8%)

Income tax benefit	0.0%	(1.8%)	(0.7%)	(1.7%)

Net loss	(1.7%)	(1.7%)	(2.5%)	(2.1%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Revenues by category and geographic region and as a percentage of total revenues for the three months ended July 3, 2011, and June 27, 2010, as well as the same three months revenue changes were as follows (in millions):

	Three Months Ended
	July 3, 2011	Percent of Revenues	June 27, 2010	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$108.6	49.1%	$86.3	53.5%	$22.3	25.8%
Printer and media	44.7	20.2%	42.4	26.3%	2.3	5.4%
Intermec-branded service	37.3	16.9%	32.5	20.2%	4.8	14.8%
Voice solutions	30.5	13.8%	—	—	30.5	n/m

Total revenues:	$221.1	100.0%	$161.2	100.0%	$59.9	37.2%

Revenues by geographic region:
North America	$107.2	48.4%	$84.7	52.5%	$22.5	26.6%
Europe, Middle East and Africa (EMEA)	70.0	31.7%	49.7	30.8%	20.3	40.8
All others	43.9	19.9%	26.8	16.7%	17.1	63.8%

Total revenues:	$221.1	100.0%	$161.2	100.0%	$59.9	37.2%

Revenue for the three months ended July 3, 2011, increased $59.9 million, or 37.2%, primarily due to $30.5 million related to the operations of acquired entities and increased sales in markets outside of North America.

Within the Intermec-branded products, Systems and solutions and Printer and media revenue for the three months ended July 3, 2011 increased $24.6 million primarily due to increased sales in markets outside of North America.

Intermec-branded service revenues of $37.3 million for the quarter ended July 3, 2011, increased $4.8 million, or 14.8%, compared to the corresponding prior-year period. The increase in intermec-branded service revenue was primarily due to an increase in related Systems and solution sales.

Voice solutions revenue was $30.5 million for the three months ended July 3, 2011. Voice solutions is a new segment added as a result of the acquisition of Vocollect. There was no similar revenue for the comparable period in 2010. We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition, March 3, 2011. Voice solutions revenue from the acquisition date through the end of the first quarter of 2011 was $9.8 million.

Geographically, product and service revenues increased in all regions for the quarter ended July 3, 2011, with the largest increase in EMEA and rest of the world of $37.4 million, or 49%, over the corresponding prior-year period. The increase in North America revenues was mainly attributable to revenue from the Vocollect business. The increase in Latin America revenues, which accounted for approximately 73% of total revenue increase in rest of the world, was primarily related to growth in our overall business in that region. The increase in EMEA revenues was mainly attributable to growth in our overall business in the region aided by economic recoveries in the region along with changes in foreign currency conversion rates that favorably impacted EMEA revenue by $6.6 million, or 13.2 percentage points, as compared to the foreign currency exchange rates used in the prior-year period. Across all regions the impact of foreign currency rates as compared to the foreign currency rates used in the prior-year period was $8.4 million, or 5.2 percentage points, favorable to revenue. Operations of acquired entities contributed $17.2 million, $10.3 million and $2.9 million of the total increase in North America, EMEA and the rest of the world revenues, respectively, for the quarter ended July 3, 2011.

We have included the financial results of Vocollect, the Voice solutions segment, in our condensed consolidated financial statements from the date of acquisition, March 3, 2011. Voice solutions results for the first quarter of 2011 were not material and were included in the Products and Service segments in our quarterly report on Form 10-Q for that period. The table below includes a presentation of the first quarter of 2011 results with the Voice Solutions segment broken out, (in millions):

	Three Months Ended:
	April 3, 2011	Percent of revenue
Revenue by Category:
Intermec-branded products:
Systems and solutions	$90.4	50.6%
Printer and media	43.4	24.4%
Intermec-branded service	34.9	19.5%
Voice solutions	9.8	5.5%

Total revenues:	$178.5	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues by category and geographic region and as a percentage of total revenues for the six months ended July 3, 2011, and June 27, 2010, as well as the same six months revenue changes were as follows (in millions):

	Six Months Ended
	July 3, 2011	Percent of Revenues	June 27, 2010	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$199.0	49.8%	$165.5	53.3%	$33.5	20.2%
Printer and media	88.1	22.0%	79.0	25.5%	9.1	11.5%
Intermec-branded service	72.2	18.1%	65.9	21.2%	6.3	9.6%
Voice solutions	40.3	10.1%	—	—	40.3	n/m

Total revenues	$399.6	100%	$310.4	100.0%	$89.2	28.7%

Revenues by geographic region:
North America	$185.6	46.4%	$159.3	51.3%	$26.3	16.5%
Europe, Middle East and Africa (EMEA)	135.9	34.0%	100.6	32.4%	35.3	35.1%
All others	78.1	19.6%	50.5	16.3%	27.6	54.7%

Total revenues	$399.6	100%	$310.4	100.0%	$89.2	28.7%

Revenue for the six months ended July 3, 2011, increased $89.2 million, or 28.7%, primarily due to $40.3 million related to the operations of Vocollect and increased sales in markets outside of North America.

Within the Intermec-branded products, Systems and solutions and Printer and media revenue for the six months ended July 3, 2011 increased $42.6 million primarily due to increased sales in markets outside of North America.

Intermec-branded service revenues of $72.2 million for the six months ended July 3, 2011, increased $6.3 million, or 9.6%, compared to the corresponding prior-year period. The additional increase in Intermec-branded service revenue was primarily due to acquisitions of $3.7 million and an increase in related Systems and solution sales.

Voice solutions revenue was $40.3 million for the six months ended July 3, 2011. Voice solutions is a new segment added as part of the acquisition of Vocollect. There was no similar revenue for the comparable period in 2010.

Geographically, revenues in North America increased $26.3 million, or 16.5%, while revenues in EMEA and the rest of the world increased by $35.3 million, or 35.1%, and $27.6 million, or 54.7%, respectively, over the corresponding prior-year period. The increase in North America revenues was primarily due to the operational activities of acquired entities. The increase in EMEA revenues was mainly attributable to the operational activities of acquired entities and economic recoveries in the region along with changes in foreign currency conversion rates that favorably impacted EMEA revenue by $5.9 million, or 5.9 percentage points, as compared to the foreign currency exchange rates used in the prior-year period. Across all regions the impact of foreign currency rates as compared to the foreign currency rates used in the prior-year period was $8.9 million, or 2.9 percentage points, favorable to revenue. Operations of acquired entities contributed $21.9 million, $14.6 million and $3.7 million of the total increase in North America, EMEA and rest of the world revenues, respectively, for the six months ended July 3, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

Gross profit and gross margin by revenue category for the three and six months ended July 3, 2011, and June 27, 2010, were as follows (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2011		June 27, 2010		July 3, 2011		June 27, 2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$61.0	39.8%	$47.3	36.7%	$112.5	39.2%	$90.9	36.9%
Intermec-branded services	13.2	35.5%	11.1	34.8%	25.8	35.8%	23.7	36.6%
Voice solutions	17.1	56.1%	—		21.3	52.9%	—	%

Total	$91.3	41.3%	$58.4	36.9%	$159.6	39.9%	$114.6	37.5%

The segments we previously identified as Products and Service were renamed Intermec–branded products and Intermec-branded service respectively to distinguish these segments from Voice solutions.

Total gross profit for the three and six months ended July 3, 2011, increased by $32.9 and $45.0 million, as compared to the corresponding prior-year periods. The increase in total gross profit was primarily due to $17.1 and $21.3 million, attributable to the Voice solutions segment, for the three and six months ended July 3, 2011, respectively, along with an increased volume of product sales for the three months ended July 3, 2011, and a more favorable product and geographic mix for the six months ended July 3, 2011.

Intermec-branded product gross profit increased $13.7 and $21.6 million and gross margin remained steady for the three and six months ended July 3, 2011, respectively, compared to the corresponding prior-year periods and was primarily due to increase sales outside of the United States.

Voice solutions gross profit from the acquisition date, March 3, 2011 through the end of the first quarter of 2011 was $4.2 million, with a gross margin of 42.9%.

The increase in Intermec-branded service gross profit for the three and six months ended July 3, 2011 from the corresponding prior year periods was mainly attributable to increased units sold.

We have included the financial results of Vocollect, the Voice solutions segment, in our condensed consolidated financial statements from the date of acquisition, March 3, 2011. Voice solutions results for the first quarter of 2011 were not material and were included in the Products and Service segments in our quarterly report on Form 10-Q for that period. The table below includes a presentation of the first quarter of 2011 results with the Voice Solutions segment broken out, (in millions):

	Three Months Ended: April 3,2011
	Gross Profit	Gross Margin
Intermec-branded products	$51.4	38.5%
Intermec-branded service	12.6	36.1%
Voice solutions	4.3	43.3%

Total:	$68.3	38.3%

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	July 3, 2011	June 27, 2010	Change
Research and development expense	$22.9	$18.9	$4.0
Selling, general and administrative expense	66.1	44.4	21.7
Restructuring charges	5.1	0.2	4.9
Acquisition costs	0.4	—	0.4
Impairment of facility	—	0.6	(0.6)
Interest, net	(0.6)	—	(0.6)

	Six Months Ended
	July 3, 2011	June 27, 2010	Change
Research and development expense	$40.7	$34.4	$6.3
Selling, general and administrative expense	120.3	87.8	32.5
Restructuring charges	5.1	1.0	4.1
Acquisition costs	5.2	—	5.2
Impairment of facility	—	3.0	(3.0)
Interest, net	(1.0)	0.1	(0.9)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses. The total research and development expenses (“R&D”) were $22.9 and $40.7 million for the three and six months ended July 3, 2011, respectively, compared to R&D expenses of $18.9 and $34.4 million for the corresponding prior-year periods. The increase for the three and six months ended July 3, 2011, was primarily due to $6.1 and $8.1 million, respectively related to entities acquired in 2011 and expenditures for new product introductions.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses were $66.1 and $120.3 million for the three and six months ended July 3, 2011, respectively, compared to SG&A expenses of $44.4 and $87.8 million for the corresponding prior-year periods. The increase in SG&A expenses for the three and six months ended July 3, 2011, as compared to the three and six months ended June 27, 2010, was primarily attributable to $13.3 and $18.7 million, respectively, of costs associated with our entities acquired in 2011 along with increased investment in organic Intermec sales and marketing initiatives.

Restructuring Charges. The increase in restructuring charges of $4.9 and $4.1 million for the three and six months ended July 3, 2011, respectively, compared to the corresponding prior-year periods, was mainly due to the restructuring program announced in May 2011 to restructure our non-US service group. Details of this program are as follows:

The total pre-tax restructuring costs for the restructuring plan announced in May 2011 are expected to be approximately $5.9 million, including employee termination costs of approximately $5.1 million, and $0.8 million of other transitional costs. We recorded $5.1 million of the restructuring charge in the second quarter of 2011, and expect to record the remainder in the balance of the year. Substantially all of the severance-related and periodic transitional costs were cash expenditures.

Impairment of Facility. The impairment charge of $0.6 and $3.0 million for the three and six months ended June 27, 2010, respectively, reflected our write-down of a real estate asset we held for sale at June 27, 2010. We had no similar charges for the three and six months ended July 3, 2011. We sold this asset in December, 2010.

Interest, Net. Net interest (income) expense was $0.6 and $1.0 million for the three and six months ended July 3, 2011, respectively, compared to net interest (income) expense of $0.0 and $0.1 million for the corresponding prior-year periods. The increase in net interest expense was mainly due to the addition of interest paid on borrowings under our Revolving Credit Facility which we used to finance a portion of the Vocollect acquisition in 2011. There were no similar borrowings in 2010.

Income tax expense (benefit) (in millions)

	Three Months Ended			Six Months Ended
	July 3, 2011	June 27, 2010	Change from prior year	July 3, 2011	June 27, 2010	Change from prior year
Income tax expense (benefit)	$0.1	$(2.9)	$(3.0)	$(2.8)	$(5.4)	$(2.6)

The tax expense (benefit) for the three and six months ended July 3, 2011 reflects an effective tax rate of (3.85%) and 22.08%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflects our estimated annual effective tax rate from continuing operations of approximately 49.2% for fiscal year 2011, which excludes the impact of discrete charges such as restructuring and acquisition costs. Our estimated annual effective tax rate from continuing operations for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions. Our tax provision for the quarter also includes the following discrete items:

•

We provided no tax benefit for approximately $5 million of restructuring charges because a valuation allowance was provided against the resulting tax losses, which decreased our effective tax rate by 24% for the quarter.

•	We filed prior year tax returns and recorded return to provision adjustments with a net tax effect of $0.1 million during the quarter.

The tax benefit for the three and six months ended June 27, 2010, reflects an effective tax rate from continuing operations of 51.3% and 46.1%, respectively, compared to a U.S. statutory rate of 35.0%. The effective tax rate reflected our then estimated annual effective tax rate of approximately 50.8% for the fiscal year 2010, which excluded the impact of discrete items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. In addition, we have a secured Revolving Credit Facility as described in the Capital Resources section below (in thousands).

Cash Flow Summary

	Six Months Ended
	July 3, 2011	June 27, 2010
Net cash used in operating activities	$(7,165)	$(714)
Net cash used in investing activities	(213,043)	(8,246)
Net cash provided by financing activities	68,083	863

At July 3, 2011, cash, cash equivalents and short-term investments totaled $82.4 million, a decrease of $145.9 million compared to the December 31, 2010 balance of $228.3 million. The decrease in cash is primarily due to cash used for the acquisition of Vocollect, an increase in accounts receivable related to a higher portion of sales at the end of the quarter and an increase in inventory. The increase in inventory reflects additional units being shipped via ocean freight to reduce freight costs, and a temporary increase in finished goods to be used as buffer stock as we prepare for implementation of a new ERP system for our European entities during the third quarter of 2011. Our short-term investments consist primarily of low risk securities, including short-term bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash used in operating activities of $7.2 million in the first half of 2011 was primarily due to a net loss of $9.9 million offset by an increase in amortization and deferred tax related to acquisitions. Cash used in operating activities for the six months ended June 27, 2010, was $0.7 million and consisted of a net loss of $6.4 million, adjustments for non-cash items of $7.9 million and cash used by working capital and other activities of $2.2 million.

For the six months ended July 3, 2011, investing activities used $213.0 million of cash primarily due to the acquisition of Vocollect and Enterprise Mobile and capital expenditures of $11.5 million. Cash used in investing activities for six months ended June 27, 2010 was $8.2 million. This was primarily related to capital expenditures of $6.8 million. The increase in capital expenditures for the six months ended July 3, 2011, is due to the global ERP system investment for Europe which will be deployed during the third quarter of 2011.

Financing activities for the six months ended July 3, 2011, provided cash of $68.1 million primarily related to incurring debt of $97.0 million, offset by a $20.0 million repayment of this debt and $10.0 million of stock repurchased. Financing activities for the six months ended June 27, 2010, provided cash of $0.9 million related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “New Facility”) with a maximum amount available under the New Facility of $100.0 million. The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. This New Facility was converted from our previous five-year unsecured revolving credit facility of $50 million. Initially, we used the available credit to fund the Vocollect acquisition. However, the line is available to finance our working capital requirements and for general corporate purposes. The New Facility also contains financial covenants that include an asset coverage ratio of 1:1, as well as minimum tangible net worth and quarterly and annual net income tests. As of July 3, 2011, we were in compliance with the financial covenants of the New Facility, which matures in March 2014.

Net of outstanding letters of credit and limitations on availability, we had a borrowing capacity of $21.5 million at July 3, 2011 under the New Facility. We had $77.0 million of borrowings under the New Facility at July 3, 2011. There have been no changes to key terms of the New Facility as previously disclosed in the 2010 Form 10-K.

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

During the six months ended July 3, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors in 2010. We repurchased 936,535 shares of our outstanding common stock at an average price of $10.68 per share during the first and second quarters of 2011 as part of this share repurchase agreement.

We may engage in future share repurchases of up to $45.0 million under our current board authorization. The number of shares and the timing of any share repurchases will depend on factors such as our stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities.

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

Contractual Obligations

Except for the New Facility outlined in Capital Resources above, our contractual commitments as of July 3, 2011 have not changed materially from those disclosed in Item 7 of our 2010 Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

In addition to our accounting policies outlined in our 2010 Form 10-K, we have expanded policies associated with the Voice solutions segment and as a result of the acquisition of Vocollect.

Revenue recognition. For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals and software, accessories, hardware and support and consulting services. The majority of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverables vendor-specific objective evidence (“VSOE”) of value, if available, third party evidence (“TPE”) of its value if VSOE is not available or estimated selling price (“ESP”) if neither VSOE or TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Revenue is recognized when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Management performs extensive analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Generally, our go-to market strategy differs from our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor’s products selling prices are on a standalone basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s ESP is used for terminals and related software and accessories. We determine ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to- market strategy.

Voice solutions units of accounting are terminals and related software, headsets and accessories, hardware support, software support and professional services. Products are typically considered delivered upon shipment. Support services revenue is deferred and recognized ratably over the period during which the services are performed, which is typically one to three years. Consulting services, which are typically short-term in nature, are recognized upon completion. Our arrangements are typically short-term in nature, are recognized upon completion. Our arrangements generally do not provide any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

Sales and use tax. We collect sales and use taxes from customers and remit such amounts to the applicable taxing authorities. Our policy is to exclude the taxes collected and remitted to the taxing authorities from our revenues and expenses.

Shipping and handling costs. We record shipping and handling costs related to the distribution of our products as cost of revenues.

With the exception of the above accounting policies we believe there have been no material changes to the critical accounting policies and estimates previously disclosed in our 2010 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 3, 2011, there have been no material changes in the information provided in Item 7A of our 2010 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of July 3, 2011. There were no changes in our internal control over financial reporting during the quarter ended July 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, and the factors discussed in Part II, “Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 (the “First Quarter Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our 2010 Form 10-K and in the First Quarter Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table provides information about share repurchases that we made during the three months ended July 3, 2011 (in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 to May 3, 2011	507	$10.79	507	$45,000
May 4, 2011 to June 2, 2011	—	—	—	45,000
June 3, 2011 to July 3, 2011	—	—	—	45,000

Total	507	$10.79	507	$135,000

In 2010, our Board of Directors authorized the repurchase up to $75 million in shares of our common stock. We entered into a share repurchase agreement dated March 18, 2011 with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 507,207 shares of our outstanding common stock at an average price of $10.79 per share as part of this share repurchase agreement during the second quarter of 2011. Following completion of this repurchase agreement, approximately $45 million of the authorization remains.

ITEM 6. EXHIBITS

10.1	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for Non-Employee Directors) under the Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.

10.2	Action and Third Amendment to the Company’s Deferred Compensation Plan, dated June 9, 2011.

10.3	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for U.S. Optionees) under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.

10.4	Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.

10.5	Form of Performance Share Unit Agreement under the Company’s 2008 Long-Term Performance Share Unit Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

August 9, 2011