Form 10-Q/A
period 2011-07-03
Intermec, Inc.
filed 2011-08-31
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INTERMEC, INC.

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011 as filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

10.1	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for Non-Employee Directors) under the Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.*

10.2	Action and Third Amendment to the Company’s Deferred Compensation Plan, dated June 9, 2011.*

10.3	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for U.S. Optionees) under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.*

10.4	Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.*

10.5	Form of Performance Share Unit Agreement under the Company’s 2008 Long-Term Performance Share Unit Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, filed on August 10, 2011.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

August 31, 2011

4