Form 10-Q
period 2011-10-02
Intermec, Inc.
filed 2011-11-14
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2011
Common Stock, $0.01 par value per share	59,717,088 shares

INTERMEC, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Revenues:
Product	$165,294	$135,113	$484,781	$380,671
Service	46,511	33,600	126,625	98,433

Total revenues	211,805	168,713	611,406	479,104

Costs and expenses:
Cost of product revenues	96,760	83,482	289,323	238,184
Cost of service revenues	27,190	20,675	74,617	61,775
Research and development	22,047	17,058	62,720	51,485
Selling, general and administrative	63,610	46,252	183,906	134,105
Acquisition costs	554	—	5,766	—
Gain on intellectual property sales	—	(2,944)	—	(2,944)
Restructuring charges	644	1,817	5,756	2,779
Impairment of facility	—	—	—	3,008

Total costs and expenses	210,805	166,340	622,088	488,392

Operating profit (loss)	1,000	2,373	(10,682)	(9,288)
Interest income	162	243	565	787
Interest expense	(572)	(318)	(1,964)	(986)

Earnings (loss) before income taxes	590	2,298	(12,081)	(9,487)
Income tax (benefit) expense	(114)	9,182	(2,911)	3,750

Net income (loss)	$704	$(6,884)	$(9,170)	$(13,237)

Basic income (loss) per share	$0.01	$(0.11)	$(0.15)	$(0.21)
Diluted income (loss) per share	$0.01	$(0.11)	$(0.15)	$(0.21)

Shares used in computing:
Basic income (loss) per share	59,796	61,412	59,959	61,732
Diluted income (loss) per share	59,897	61,412	59,959	61,732

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,487	$221,467
Short-term investments	156	6,788
Accounts receivable, net	141,852	110,455
Inventories	99,369	82,657
Current deferred tax assets, net	57,650	45,725
Other current assets	24,756	17,864

Total current assets	397,270	484,956

Deferred tax assets, net	174,571	194,597
Goodwill	143,446	1,152
Intangible assets, net	65,169	3,031
Property, plant and equipment, net	49,136	36,320
Other assets, net	32,384	29,209

Total assets	$861,976	$749,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,700	$72,120
Payroll and related expenses	32,529	20,155
Deferred revenue	53,094	36,227
Accrued expenses	29,328	24,949

Total current liabilities	197,651	153,451
Long-term debt	77,000	—
Pension and other postretirement benefits liabilities	91,773	95,922
Long-term deferred revenue	31,306	23,752
Other long-term liabilities	15,991	14,911

Commitments and contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 62,951 and 62,594 shares issued and 59,594 and 60,191 outstanding)	635	625
Additional paid-in capital	693,420	694,291
Accumulated deficit	(188,798)	(179,570)
Accumulated other comprehensive loss	(57,002)	(54,117)

Total shareholders’ equity	448,255	461,229

Total liabilities and shareholders’ equity	$861,976	$749,265

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 2, 2011	September 26, 2010
Cash and cash equivalents at beginning of the period	$221,467	$201,884

Cash flows from operating activities:
Net loss	(9,170)	(13,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,020	11,137
Impairment of facility	—	3,008
Deferred taxes	(8,099)	805
Stock-based compensation	7,548	7,515
Gain on intellectual property sales	—	(2,944)
Gain on company owned life insurance	—	(863)
Changes in operating assets and liabilities:
Accounts receivable	(11,194)	(289)
Inventories	(10,209)	15,453
Accounts payable	3,140	(22,280)
Payroll and related expenses	3,079	1,854
Accrued expenses	(5,766)	7,405
Deferred revenue	5,351	(619)
Other operating activities	(1,310)	(1,924)

Net cash (used in) provided by operating activities	(5,610)	5,021

Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,810)	—
Additions to property, plant and equipment	(16,075)	(9,903)
Purchase of investments	—	(6,645)
Maturities of investments	6,564	5,800
Capitalized patent legal fees	(560)	(1,230)
Other investing activities	(75)	68

Net cash used in investing activities	(210,956)	(11,910)

Cash flows from financing activities:
Proceeds from issuance of debt	111,700	—
Repayment of debt	(34,700)	—
Stock repurchase	(10,014)	(20,037)
Stock options exercised and other	2,370	1,482

Net cash provided by (used in) financing activities	69,356	(18,555)

Effect of exchange rate changes on cash and cash equivalents	(770)	(2,659)

Net change in cash and cash equivalents	(147,980)	(28,103)

Cash and cash equivalents at end of the period	$73,487	$173,781

Cash paid during the year for income taxes	$5,427	$3,654
Cash paid during the year for interest	973	—

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, interim statements of operations and statements of cash flows include all adjustments, consisting mainly of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Intermec and our subsidiaries. Intercompany transactions and balances have been eliminated. Our statements of operations separately disclose revenues and costs related to our products and services on a consolidated basis. However, in our segment reporting, products and services related to Voice solutions are aggregated and disclosed as a separate reportable segment. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

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

Recently Adopted Accounting Pronouncements

Revenue Recognition — Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 to update its guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Software — Certain Revenue Arrangements That Include Software Elements: In October 2009, the FASB concurrently issued ASU No. 2009-14 to update its guidance on software revenue recognition. According to the new guidance, tangible products that contain software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. We adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Recently Announced Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is required to be adopted in January 2012 and is to be applied retrospectively. The Company anticipates that the adoption of this standard will require either changes to our current financial statements or the addition of an incremental statement.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance is required to be adopted in January 2012. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to potentially simplify the assessment for goodwill impairment.

Reclassification

Certain reclassifications have been made to the 2010 condensed consolidated financial statements to conform to the 2011 presentation. We reclassified certain facility related cost allocations which we believe more appropriately aligns the costs to the utilization of facilities. We also reclassified certain price exceptions and incentives earned as part of our overall partner programs that may be attributed to both product and service revenues, which previously were attributed only to products revenue. These reclassifications had no impact on previously reported earnings (loss) from continuing operations or net income (loss).

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Specifically, for the three months ended September 26, 2010 we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled $1.5 million, which are now reported in cost of service revenues and research and development of $0.9 million and $0.6 million, respectively. For the three months ended September 26, 2010, we have also reclassified certain price exceptions and other incentives given to our distributors and resellers previously reported as a reduction in product revenues and have included a portion of these items as a reduction in service revenues of $0.6 million.

For the nine months ended September 26, 2010 we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled $4.5 million, which are now reported in cost of service revenues and research and development of $2.8 million and $1.7 million, respectively. For the nine months ended September 26, 2010, we have also reclassified certain price exceptions and other incentives given to our distributors and resellers previously reported as a reduction in product revenues and have included these items as a reduction in service revenues of $1.7 million.

Significant Accounting Policies

Goodwill and Intangibles

The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or earlier when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is in the fourth quarter. In assessing the existence of impairment, our considerations include the impact of significant adverse changes in market and economic conditions, the results of our operational performance and strategic plans; unanticipated changes in competition and; market share; the potential for the sale or disposal of all or a significant portion of our business or a reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value.

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each acquisition. We have three reportable segments; Intermec-branded products, Intermec-branded service and Voice solutions. Intermec-branded services and Voice solutions each are comprised of two reporting units. Intermec-branded services is divided into two reporting units: Core Service and Integrated Global Services (“IGS”). Voice solutions contains the Supply Chain and Healthcare reporting units.

In the third quarter of 2011, we determined that certain economic circumstances had changed sufficiently to require an interim impairment testing of goodwill. Specifically, stock market indices declined suddenly and significantly in August and had only recovered minimally by the end of the quarter. Intermec and other public companies in the same or similar industries experienced declines that were greater than those of the overall market.

We completed our interim tests for impairment of goodwill as of October 2, 2011, and determined goodwill was not impaired. In testing goodwill for impairment, the analysis utilized a combination of discounted cash flow approach and market approach to determine the fair value of the reporting units. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs to the discounted cash flow approach. The key inputs we used in the discounted cash flow approach include risk adjusted discount rates and future cash flows which include estimates of future revenues and operating costs. The estimate of future cash flow takes into consideration factors such as growth rates and economic and market information. These key inputs are classified as Level 3 within the fair value hierarchy.

We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of Intermec and other public companies in our industry and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other public companies in our industry, and information regarding recent acquisitions in our industry.

We also evaluated our long lived assets for impairment during the third quarter of 2011. We determined that there have been no significant changes to our underlying business and therefore no impairment was necessary.

In addition to our accounting policies outlined in our 2010 Form 10-K, we have expanded policies associated with the Voice solutions segment and as a result of the acquisition of Vocollect, Inc. (“Vocollect”).

Revenue recognition – For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals, software, accessories, hardware and support and consulting services. Most of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple-element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value, if available. If not available, we utilize third party evidence (“TPE”) indicating value. We would use an estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

allocated to all deliverables using the relative selling price method. Revenue is recognized when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Management performs analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Generally, our go-to-market strategy differs from our peers, and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitors’ products selling prices are on a standalone basis.

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

Sales and use tax – We collect sales and use taxes from customers and remit such amounts to the applicable taxing authorities. Our policy is to exclude the taxes collected and remitted to the taxing authorities from our revenues and expenses.

Shipping and handling costs – We record shipping and handling costs related to the distribution of our products as cost of revenues.

Note 2. Acquisition and Goodwill

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

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition. Vocollect acquisition and related costs of approximately $0.3 and $5.1 million were recorded as an expense for the three and nine months ended October 2, 2011, respectively, and are included in the total acquisition costs of $0.6 and $5.8 million in our condensed consolidated statement of operations for the three and nine months ended October 2, 2011. The remainder of the acquisition costs recorded in the three and nine months ended October 2, 2011 relate to an immaterial acquisition. Acquisition related costs include direct integrations costs and professional services.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

	At Acquisition March 3, 2011	Adjustments	At Acquisition March 3, 2011 (Adjusted)
Accounts receivable (gross contractual	$20,569	$—	$20,569
receivables totals to $21,461)
Inventories	6,800	1,100	7,900
Net deferred tax assets	7,552	—	7,552
Other current assets	1,606	5,747	7,353
Goodwill (including $7.9 million for assembled workforce)	131,167	9,623	140,790
Intangible assets	85,600	(18,100)	67,500
Property, plant and equipment	10,060	(937)	9,123
Other assets	3,235	(3,098)	137
Accounts payable	(6,818)	—	(6,818)
Payroll and related expenses	(531)	(8,281)	(8,812)
Deferred revenue	(11,616)	—	(11,616)
Accrued expenses	(11,231)	2,492	(8,739)
Deferred tax liabilities	(35,370)	12,800	(22,570)
Long-term deferred revenue	(4,282)	—	(4,282)
Other long-term liabilities	(370)	(1,000)	(1,370)

Total net assets acquired	$196,371	$346	$196,717

The adjustments identified above were recorded in the second and third quarters of 2011 and are required to properly reflect the fair value of the assets acquired and liabilities assumed in connection with our acquisition of Vocollect on March 3, 2011. In the second quarter, we adjusted the value of the acquired inventory, other current assets, intangible assets, property, plant and equipment, other assets, assumed accrued expenses, deferred tax liabilities, and other long-term liabilities. We also recognized an assumed liability of $1.0 million for the probable amount earned under Vocollect’s Long Term Incentive Plan (“LTIP”). In the third quarter, we finalized our analysis of customer retention rates and reduced the useful life of the acquired customer relationships from 13 years to 11 years which resulted in an $18.5 million reduction in the value of that intangible asset. Deferred tax liabilities were adjusted for the reduction of the customer relationship asset and to recognize the tax benefit attributable to payments anticipated to be made in the future to former Vocollect stock option holders. The remaining open matters in the acquisition accounting include the valuation and useful life of developed technologies, will be finalized in the fourth quarter.

Goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect and is not deductible for income tax purposes. Goodwill associated with the Vocollect acquisition has been allocated to the Voice solutions reportable segment.

The carrying value of goodwill by reporting unit as of October 2, 2011 is as follows (in thousands):

Reportable Segment	Reporting Unit	Goodwill at October 2, 2011
Intermec-branded services:	IGS	$2,656
Voice solutions:	Supply chain	131,310
	Healthcare	9,480

	Total:	$143,446

Refer to Note 1: Summary of Significant Accounting Policies for a description of our reporting units and the methods used to determine the fair value of our reporting units for purposes of completing the interim impairment analysis.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes to the carrying amount of goodwill for the nine months ended October 2, 2011 are as follows (in thousands):

Goodwill balance at December 31, 2010	$1,152
Goodwill from acquisition of Vocollect	140,790
Goodwill from other acquisitions	1,214
Deferred tax adjustment for 2010 acquisition	290

Goodwill balance at October 2, 2011	$143,446

The following table presents the gross carrying amount and accumulated amortization of other acquired intangible assets as of October 2, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$6,592	$33,608	5 years
In-process research and development	1,900	194	1,706	7 years
Customer relationships	17,600	436	17,164	11 years
Trademarks	5,200	212	4,988	10 years
Lease agreements	2,600	171	2,429	8 years

Total other acquired intangible assets from Vocollect acquisition:	67,500	7,605	59,895

Other intangibles	14,180	8,906	5,274

Total	$81,680	$16,511	$65,169

Total amortization expense on other acquired intangibles for the three and nine months ended October 2, 2011 was $3.3 million and $7.6 million, respectively. Estimated future amortization expense for intangible assets for the next five years is as follows (in thousands):

Year	Amount
2012	$14,100
2013	7,300
2014	4,500
2015	3,000
2016	3,000

The following table presents the total revenue and net income (loss) for Vocollect, including amortization of intangibles and other purchase accounting charges resulting from the acquisition of Vocollect for the three and nine months ended October 2, 2011 (in thousands):

	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Revenue	$30,784	$71,040
Net income (loss)	129	(6,020)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Intermec and Vocollect as though the acquisition occurred at the beginning of fiscal 2010. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2010. Results for the three months ended October 2, 2011 are actual results, not proforma, and are included for comparative purposes.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Total revenues	$211,805	$195,448	$629,716	$558,301
Net income (loss)	704	(9,242)	(6,302)	(22,842)

Note 3. Fair Value Measurements

Assets and Liabilities measured at fair value on a recurring basis

Our financial assets and liabilities subject to fair value measurement provisions as of October 2, 2011 comprise the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at October 2, 2011
Money market funds	$6,117	$—	$—	$6,117
Certificates of deposit	—	3,392	—	3,392
Stock	156	—	—	156
Derivative instruments – assets	—	1,964	—	1,964

Total assets at fair value	$6,273	$5,356	$—	$11,629

	Level 1	Level 2	Level 3	Fair Value at October 2, 2011
Derivative instruments – liabilities	$—	$(5,433)	$—	$(5,433)

Total liabilities at fair value	$—	$(5,433)	$—	$(5,433)

Our financial assets and liabilities subject to fair value measurement provisions as of December 31, 2010 comprise the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Money market funds	$121,943	$—	$—	$121,943
Certificates of deposit	—	36,268	—	36,268
Stock	224	—	—	224
Derivative instruments – assets	—	887	—	887

Total assets at fair value	$122,167	$37,155	$—	$159,322

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Derivative instruments – liabilities	$—	$(761)	$—	$(761)

Total liabilities at fair value	$—	$(761)	$—	$(761)

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

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets including other acquired intangibles. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, at least annually for goodwill or when necessary for both goodwill and long-lived assets. We completed our interim goodwill impairment analysis in the third quarter of 2011 and determined that our goodwill was not impaired.

Fair Value of Financial Instruments

The estimated fair values of accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at October 2, 2011 and December 31, 2010, approximate their carrying values due to their short-term nature. The fair value of long-term debt at October 2, 2011 approximates its carrying value.

Note 4. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $111.0 million as of October 2, 2011. Principal currencies we hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $4.0 and $5.3 million for the three and nine months ended October 2, 2011 and, $0.2 and $(0.5) million for the three and nine months ended September 26, 2010, respectively. We recorded a net (liability) asset of $(3.5) and $0.1 million in accrued expenses or other current assets as of October 2, 2011 and December 31, 2010, respectively.

Note 5. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Accounts receivable, gross	$147,457	$117,977
Less:
Allowance for sales returns	3,473	5,369
Allowance for doubtful accounts	2,132	2,153

Accounts receivable, net	$141,852	$110,455

Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions globally are recorded directly to the customers’ accounts instead of an allowance to gross receivables. One customer, ScanSource, our largest distributor, accounted for 22% and 14% of our accounts receivable as of October 2, 2011 and December 31, 2010, respectively.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6. Inventories

Inventories consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Raw materials	$35,169	$32,586
Service parts	11,585	9,818
Work in process	417	92
Finished goods	52,198	40,161

Inventories, net	$99,369	$82,657

In addition to the inventories described above, service parts inventories totaling $5.6 and $4.1 million that were not expected to be sold within the next 12 months are classified as other assets, long term, as of October 2, 2011 and December 31, 2010, respectively.

Note 7. Debt

Effective March 3, 2011, we amended our credit agreement (“New Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”), to provide a new three-year, $100 million, secured revolving credit facility (the “New Facility”), which matures on March 3, 2014. The New Facility will be used for general corporate purposes, including acquisitions. The New Facility includes standard financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. We are in compliance with our covenants as of October 2, 2011.

The amount outstanding under the New Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the third quarter of 2011, the interest rate on borrowed funds under the New Facility was 2.125%. We are also required to pay a fee ranging from 1.25% to 1.75% on the amount drawn under each letter of credit that is issued and outstanding under the New Facility. The fee on the unused portion of the New Facility ranges from 0.15% to 0.25%. The unused portion of the New Facility was $21.5 million at October 2, 2011.

If we default under certain provisions of the New Facility, then the Bank may accelerate payment of amounts due under the New Credit Agreement, and the Bank’s obligation to extend further credit would cease. In addition, the Bank may exercise its security interest in our equity interests in the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries.

Note 8. Provision for Income Taxes

The tax (benefit) for the three and nine months ended October 2, 2011 reflects an effective tax rate of (19.2%) and (24.1%), respectively, compared to a U.S. statutory rate of 35.0%. Our tax provision includes our estimated annual effective tax rate from continuing operations of approximately 41.3% for fiscal year 2011 and the impact of discrete items recorded in the quarter such as restructuring and acquisition costs. Our effective tax rate from continuing operations of 41.3% for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions. Our tax provision for the three months ended October 2, 2011 also includes a benefit of $0.5 million for changes in the mix of income by jurisdiction reported on our 2010 tax returns this quarter.

Our tax provision for the three and nine months ended September 26, 2010, was determined in dollar terms rather than in percentage terms because our 2010 pre-tax income at that time estimated at a near breakeven level for the year. The tax expense for the quarter was primarily due to the reversal of year-to-date tax benefits resulting from the change in forecast for the remainder of the year.

We have substantial tax credit and net operating loss (“NOL”) carryforwards for United States federal income tax purposes that are available to reduce our future income tax liability. (For more information about our tax credit and NOL carryforwards as of December 31, 2010, please refer to Note J of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.) The use of our tax credit and NOL carryforwards may be substantially limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code and Treasury regulations. In the event of an “ownership change,” the resulting limitation on our ability to use our tax attributes will be based on our market capitalization on the date of the “ownership change” and certain other factors. Such a limitation could require us to reduce our deferred tax assets and take a substantial noncash charge against our earnings.

In accordance with these Treasury regulations, we routinely monitor the available information about ownership changes in our shares. In the third quarter of 2011, one shareholder reported a transfer of 12.7% of our stock to its pension fund. In addition, our stock price, and therefore our market capitalization, declined in the third quarter.

For additional information regarding the possibility of an “ownership change” within the meaning of Section 382 of the Internal Revenue Code and the consequences thereof, see the risk factor in Part II, Item 1A, Risk Factors.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9. Shares Used in Computing Earnings (Loss) per Share

Basic earnings (loss) per share are calculated using the weighted average number of common shares issued and outstanding for the applicable period. Diluted loss per share is computed using basic weighted average shares issued and outstanding plus the dilutive effect of unvested restricted stock and outstanding stock options using the “treasury stock” method.

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Weighted average shares – basic	59,796,470	61,411,826	59,959,396	61,732,126
Dilutive effect of unvested restricted shares and stock options	100,166	—	—	—

Weighted average shares – diluted	59,896,636	61,411,826	59,959,396	61,732,126

Our employees and directors held options to purchase 155,540 shares of our common stock for the nine months ended October 2, 2011, and 3,600,320 and 2,981,840 shares of our common stock for the three and nine months ended September 26, 2010, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings. Similar shares in the third quarter of 2011 were included in the weighted average shares diluted calculation.

During the nine months ended October 2, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization approved by our Board of Directors in 2010. During the nine months ended October 2, 2011, we repurchased 936,533 shares of our outstanding common stock at an average price of $10.68 per share pursuant to the share repurchase agreement.

During the quarter ended September 26, 2010, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock, pursuant to any previously announced share repurchase authorization approved by our Board of Directors. During the three and nine months ended September 26, 2010 we repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share pursuant to these share repurchase agreements.

Note 10. Stock-Based Compensation

A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) for the three and nine months ended October 2, 2011 is as follows (in thousands):

	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Cost of revenue	$63	$189
Selling, general and administrative	2,747	6,976

Total	$2,810	$7,165

For the three and nine months ended October 2, 2011, we granted 26,100 and 866,888 options, respectively, to employees with an average fair value of $3.62 and $4.10 per option, respectively, which will vest annually in substantially equal quantities over three to four years from the date of grant. For the nine months ended October 2, 2011, we granted 142,864 options to our directors with a fair value of $4.48 per option, which will vest quarterly over one year from the quarter they are granted.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11. Shareholders’ Equity

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Foreign currency translation adjustment	$(2,555)	$1,443
Unamortized benefit plan costs	(54,139)	(55,262)
Unrealized loss on investments	(308)	(298)

Accumulated other comprehensive loss	$(57,002)	$(54,117)

Total comprehensive income (loss) for the three and nine months ended October 2, 2011 and September 26, 2010, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net income (loss)	$704	$(6,884)	$(9,170)	$(13,237)
Other comprehensive loss:
Foreign currency translation adjustments	(11,583)	3,908	(3,998)	(4,616)
Unrealized gain (loss) on investment, net of tax	(3)	67	(10)	63
Amortization of benefit plan costs, net of tax	310	501	1,123	744

Total other comprehensive loss	(11,276)	4,476	(2,885)	(3,809)

Total comprehensive loss	$(10,572)	$(2,408)	$(12,055)	$(17,046)

Note 12. Segment Reporting

Our reportable segments are comprised of Intermec-branded products, Intermec-branded services and Voice solutions. The Intermec-branded product segment generates revenue from the development, manufacture, sale and resale of wired and wireless automated identification and data collection (“AIDC”) products, mobile computing products, wired and wireless bar code printers, label media and radio frequency identification (“RFID”) products and license fees. The Intermec-branded service segment generates revenue from customer support, product maintenance and professional services related to the products and systems integration. In the second quarter of 2011, we determined that our Vocollect acquisition represented a new reportable segment, Voice solutions (see Note 2). This segment includes all revenues generated from voice data collection terminals, related software and services. The segments we previously identified as Products and Service were renamed Intermec–branded products and Intermec-branded service, respectively, to distinguish these segments from Voice solutions.

The accounting policies of our three reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total consolidated assets were $862.0 and $749.3 million at October 2, 2011 and December 31, 2010, respectively.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $45.4 and $135.2 million for the three and nine months ended October 2, 2011 and $38.8 and $109.4 million for the three and nine months ended September 26, 2010, respectively.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Revenues:
Intermec-branded products	$145,818	$135,113	$433,001	$380,671
Intermec-branded services	35,203	33,600	107,365	98,433
Voice solutions	30,784	—	71,040	—

Total	$211,805	$168,713	$611,406	$479,104

Gross profit:
Intermec-branded products	$59,896	$51,631	$172,364	$142,487
Intermec-branded services	10,544	12,925	36,357	36,658
Voice solutions	17,415	—	38,745	—

Total	$87,855	$64,556	$247,466	$179,145

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Revenues:
Intermec branded:
Systems and solutions	$102,139	$93,687	$301,183	$260,216
Printer and media	43,679	41,426	131,818	120,455
Services	35,203	33,600	107,365	98,433
Voice solutions	30,784	—	71,040	—

Total	$211,805	$168,713	$611,406	$479,104

Note 13. Product Warranties

The following table summarizes our warranty liability activity included in current liabilities, as of October 2, 2011 and December 31, 2010, respectively (in thousands):

	October 2, 2011	December 31, 2010
Beginning balance	$2,555	$2,913
Vocollect addition at acquisition	948	—
Payments or parts usage	(3,685)	(4,688)
Additional provision	4,214	4,330

Ending balance	$4,032	$2,555

Note 14. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of October 2, 2011 or December 31, 2010. We have not made any significant indemnification payments as a result of these clauses.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of October 2, 2011 and December, 31, 2010, $13.0 and $12.4 million of legal patent costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

We currently, and from time to time, are subject to disputes, claims and lawsuits arising in the ordinary course of business. With the exception of certain cases involving intellectual property described above, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties. Resolution of these disputes could result in the write down or write off of accounts receivable as well as the payment of damages. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we do not expect the ultimate resolution of currently pending proceedings and disputes to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note 15. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the three and nine months ended October 2, 2011 and September 26, 2010, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Three Months Ended October 2, 2011, and September 26, 2010:
Service cost	$—	$—	$—	$74	$—	$—
Interest cost	3,029	2,945	529	462	40	64
Expected return on plan assets	(2,689)	(2,803)	(517)	(559)	—	—
Amortization and deferrals:
Transition asset	—	—	(33)	(31)	—	—
Actuarial loss	563	292	163	9	—	11
Prior service cost	—	—	—	—	(40)	—

Net pension and postretirement periodic benefit cost (income)	$903	$434	$142	$(45)	$—	$75

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Nine Months Ended October 2, 2011, and September 26, 2010:
Service cost	$—	$189	$—	$222	$—	$—
Interest cost	9,088	8,836	1,585	1,385	120	191
Expected return on plan assets	(8,066)	(8,408)	(1,552)	(1,677)	—	—
Amortization and deferrals:
Transition asset	—	—	(100)	(94)	—	—
Actuarial loss	1,689	876	490	28	—	34
Prior service cost	—	—	—	—	(120)	—

Net pension and postretirement periodic benefit cost (income)	$2,711	$1,493	$423	$(136)	$—	$225

Our pension and other postretirement benefit plan contributions for the three and nine months ended October 2, 2011, were as follows (in thousands):

	Three Months Ended October 2, 2011	Nine Months Ended October 2, 20110
U.S. defined benefit postretirement benefit plans	$2,794	$4,606
Matching contributions to 401(k) plan	1,030	3,108
Foreign pension plans	431	800

Total	$4,255	$8,514

US defined benefit contributions include employer contributions of $1.8 million to the Intermec Pension Plan paid on September 15, 2011 to satisfy minimum funding requirements that began in 2011 for the 2010 plan year.

Benefits paid pertaining to our other postretirement benefit plans were not material for the three and nine months ended October 2, 2011.

We expect to contribute an additional $2.6 million to these plans during the remainder of 2011, of which $1.0 million relates to benefit payments to our funded and unfunded U.S. defined benefit plans, $1.1 million in matching contributions to our 401(k) plan, and $0.5 million in contributions to our foreign pension plans.

Note 16. Restructuring

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

The total restructuring costs for this plan are expected to be $5.9 million, including employee termination costs of $5.1 million and $0.8 million of other associated costs. We recorded $0.6 and $5.8 million of these charges in the three and nine months ended October 2, 2011, respectively. We expect to record the remaining charge in the fourth quarter of 2011. We anticipate that substantially all of the severance-related and periodic other associated costs will be cash expenditures. These costs are recorded on our condensed consolidated statement of operations in restructuring charges.

We expect restructuring costs of $5.4 million to be recorded against the Intermec-branded service reportable segment with the remaining $0.5 million in other costs that cannot be directly allocated to a specific segment.

The reconciliation of accrued restructuring charges as of October 2, 2011 is summarized in the table below (in millions):

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Employee Termination Costs per Contract	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2010	$—	$—	$—
Restructuring charges accrued through October 2, 2011	5.4	0.4	5.8
Less: payments made through October 2, 2011	3.3	0.4	3.7

Balance at October 2, 2011	$2.1	$—	$2.1

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

Overview

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) is a global business that designs, develops, integrates, sells, and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products include mobile computers, bar code scanners, printers, label media, radio frequency identification (“RFID”) products and related software. Due to our acquisition of Vocollect, our products now include voice data collection terminals and related software. We also offer a variety of services related to our product offerings. Our Advanced Services include system design, deployment and activation. We offer product and technology training as part of our Education Services. Managed Services include remote device, network and asset management. Our Repair Services cover on-site and depot equipment repair, and our Support Services include on-line and telephone technical support. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and repair services.

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

As previously reported, on March 3, 2011, we completed the acquisition of Vocollect, Inc., the leading provider of voice-directed workflow solutions for mobile workers worldwide. Vocollect’s financial results are included in our condensed consolidated results, but only for periods after the closing date of the acquisition. Beginning with the second quarter of 2011, we are reporting Vocollect products and services as a reportable segment, Voice solutions. Vocollect’s results for the first quarter were not material and were included in the Products and Services segments in our quarterly report on Form 10-Q for that period. For clarity, we have included Vocollect products and services in the Voice solutions segment from the date of acquisition in the nine months year to date information (see Note 2. Acquisitions).

Our results in the third quarter were characterized by improved operating leverage on lower-than-anticipated revenue growth, although both revenue and earnings improved on a year-over-year basis. The greatest share of revenue improvement came from the businesses that we acquired earlier this year, but revenues from our ongoing business also improved. Our organic growth was variable among product categories and geographic regions. We believe that the softness in our revenue growth is consistent with uncertainty in the global economy, and generally follows the same regional patterns of strength and weakness. This uncertainty also may have contributed to orders being placed late in the quarter. A concentration of orders late in the quarter contributed to increased inventory and accounts receivable levels at the end of the period. In the third quarter, we implemented our SAP systems in EMEA, as well as outsourced customer service functions to a third party in EMEA, as previously announced. These simultaneous initiatives also affected revenue generation during the third quarter, but are not expected to affect operating performance in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter we had charges and expenses related to our 2011 business acquisitions and related to a restructuring plan announced during the previous quarter. These amounts were partially offset by adjustments to accrued expenses associated with lower sales and other general and administrative costs. We have begun integrating the acquired businesses into our continuing business. We continue to work on expanding our opportunities for sales synergies and cost savings synergies, and we experienced progress in both areas during the quarter. We are also monitoring general economic trends and uncertainties in the global economy and the geographic markets in which we operate.

More specifically, for the three months ended October 2, 2011, worldwide revenues increased 26% over the prior-year quarter and increased 5% when revenue from acquired businesses is excluded. Continuing a trend from 2010 and the first two quarters of 2011, international revenues grew 24% over the prior-year quarter reflecting both organic growth and the benefit of acquired revenues in those geographies. Revenues in North America increased by 27% over the prior-year quarter, reflecting the positive effect of revenues from the Vocollect business acquired in March 2011 and organic growth. Among Intermec-branded products, Systems and solutions revenues grew 9%, and Printer and media revenue increased 6%. Intermec-branded service revenue increased by 5%, all as compared with the prior-year quarter.

For the nine months ended October 2, 2011, worldwide revenues increased 28% over the first nine months of 2010, and increased 13% when acquisitions are excluded. Continuing the trend from 2010 and the first two quarters of 2011, international revenues grew 35% over the prior year reflecting organic growth, the benefit of acquired revenues and the favorable impact of foreign currency conversion rates. Revenues in North America increased by 20% over the prior year reflecting primarily the positive effect of the revenues from the Vocollect business acquired in March 2011. Among Intermec-branded products, Systems and solutions revenues grew 16% and Printer and media revenue increased 10%, all as compared to the prior year and Intermec-branded service revenue increased by 9%, as compared with the prior-year period.

Total gross profit margins for the nine months ended October 2, 2011 were 40.5%, as compared to 37.4% in the prior year, reflecting the higher margins earned by Vocollect products, offset by the impact of certain acquisition related adjustments: $7.3 million of intangibles amortization and $5.1 million of deferred revenue adjustments.

We are monitoring the potential effects of natural disasters occurring in Asia this year. In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami, causing extensive and severe structural damage in Japan. Conditions there have impacted the region, including the ability of manufacturers of some parts and components used in electronic devices to produce and deliver required quantities of their products in a timely manner. Some parts and components in our products are sourced in Japan. We believe we have taken appropriate steps to manage or mitigate potential risks to our supply chain for these items. Thailand recently has experienced severe flooding. We are evaluating whether parts or components in our supply chain are sourced there, and intend to take appropriate steps to manage or mitigate risks to our supply chain for any such items. We are also attempting to mitigate the effect of these events on potential sales in the region.

Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results. Overall, as compared to the third quarter of 2010, currency exchange rates positively affected revenues in the third quarter of 2011. Our consolidated revenues and operating expenses are vulnerable to the fluctuations of foreign exchange rates; however, our cost of revenues is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our growth rates before and after the effect of foreign currency changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares our results of operations and percentages of revenues for the three and nine months ended October 2, 2011 and September 26, 2010 (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	Amounts	Amounts	Amounts	Amounts
Revenues	$211.8	$168.7	$611.4	$479.1
Costs and expenses:
Cost of revenues	124.0	104.0	363.9	299.9
Research and development	22.0	17.1	62.7	51.5
Selling, general and administrative	63.6	46.3	183.9	134.1
Acquisition costs	0.6	—	5.8	—
Gain on intellectual property sales	—	(2.9)	—	(2.9)
Restructuring charges	0.6	1.8	5.8	2.8
Impairment of facility	—	—	—	3.0

Total costs and expenses	210.8	166.3	622.1	488.4

Operating profit (loss)	1.0	2.4	(10.7)	(9.3)
Interest, net	(0.4)	(0.1)	(1.4)	(0.2)

Earnings (loss) before income taxes	0.6	2.3	(12.1)	(9.5)
Income tax (benefit) expense	(0.1)	9.2	(2.9)	3.7

Net income (loss)	$0.7	$(6.9)	$(9.2)	$(13.2)

Basis income (loss) per share	$0.01	$(0.11)	$(0.15)	$(0.21)
Diluted income (loss) per share	$0.01	$(0.11)	$(0.15)	$(0.21)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	58.5	61.6	59.5	62.6
Research and development	10.4	10.1	10.3	10.7
Selling, general and administrative	30.0	27.4	30.1	28.0
Acquisition costs	0.3	—	0.9	—
Gain on intellectual property sales	—	(1.7)	—	(0.6)
Restructuring charges	0.3	1.1	0.9	0.6
Impairment of facility	—	—	—	0.6

Total costs and expenses	99.5	98.6	101.8	101.9

Operating profit (loss)	0.5	1.4	(1.8)	(1.8)
Interest, net	(0.2)	0.0	(0.2)	(0.0)

Earnings (loss) before income taxes	0.3	1.4	(2.0)	(2.0)
Income tax (benefit) expense	(0.0)	5.5	(0.5)	0.8

Net income (loss)	0.4	(4.1)	(1.5)	(2.8)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues (in millions)

Revenues by category and geographic region and as a percentage of total revenues for the three months ended October 2, 2011, and September 26, 2010, as well as the same three months revenue changes were as follows (in millions):

	Three Months Ended
	October 2, 2011	Percent of Revenues	September 26, 2010	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$102.1	48.2	$93.7	55.5	$8.4	9.0
Printer and media	43.7	20.6	41.4	24.5	2.3	5.6
Intermec-branded service	35.2	16.6	33.6	19.9	1.6	4.8
Voice solutions	30.8	14.6	—	—	30.8	n/m

Total revenues	$211.8	100.0	$168.7	100.0	$43.1	25.5

	Three Months Ended
	October 2, 2011	Percent of Revenues	September 26, 2010	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$107.1	50.6	$84.1	49.9	$23.0	27.3
Europe, Middle East and Africa (EMEA)	64.7	30.5	50.8	30.1	13.9	27.4
All others	40.0	18.9	33.8	20.0	6.2	18.3

Total revenues	$211.8	100.0	$168.7	100.0	$43.1	25.5

Revenue for the three months ended October 2, 2011, increased $43.1 million, or 25.5%, primarily due to $33.9 million related to the operations of Vocollect and Enterprise Mobile, and $4.4 million due to a favorable change in foreign currencies that increased sales as compared to the prior year currency rates across all regions.

Within the Intermec-branded product segments, Systems and solutions and Printer and media revenue for the three months ended October 2, 2011 increased $10.7 million primarily due to increased sales of systems and solutions across all regions.

Intermec-branded service revenues of $35.2 million for the quarter ended October 2, 2011, increased $1.6 million, or 4.8%, compared to the corresponding prior-year period, due to revenues from the Enterprise Mobile business acquired in March, 2011.

Voice solutions revenue was $30.8 million for the three months ended October 2, 2011. Voice solutions is a new segment added in 2011 as a result of the acquisition of Vocollect. We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition, March 3, 2011.

Geographically, product and service revenues increased in all regions for the quarter ended October 2, 2011, with the largest increase in North America of $23.0 million or 27%. EMEA and rest of the world increased $20.1 million, or 24%, over the corresponding prior-year period. The increase in North America revenues was mainly attributable to revenue from the Vocollect segment, but also included organic growth in the Intermec-branded portions of the business of more than 5%. The increase in EMEA revenues was mainly attributable to inclusion of revenues from the Vocollect business, but also included growth in our overall business in the region along with changes in foreign currency conversion rates that favorably impacted EMEA revenue by $3.3 million, or 6.5 percentage points. The increase in Latin America revenues, which accounted for approximately 6% of the total revenue increase in rest of the world, was primarily related to the addition of Vocollect revenues and strong growth in the southern most economies including Brazil. Asia had strong growth driven by printer sales. Across all regions the impact of foreign currency rates as compared to the foreign currency rates in the prior-year period was $4.4 million, or 2.6 percentage points, favorable to revenue. Operations of acquired entities contributed $19.0 million, $11.3 million and $3.7 million of the total increase in North America, EMEA and the rest of the world revenues, respectively, for the quarter ended October 2, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues by category and geographic region and as a percentage of total revenues for the nine months ended October 2, 2011, and September 26, 2010, as well as the same nine months revenue changes were as follows (in millions):

	Nine Months Ended
	October 2, 2011	Percent of Revenues	September 26, 2010	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$301.2	49.3	$260.2	54.3	$41.0	15.8
Printer and media	131.8	21.6	120.4	25.1	11.4	9.5
Intermec-branded service	107.4	17.6	98.5	20.6	8.9	9.0
Voice solutions	71.0	11.5	—	—	71.0	n/m

Total revenues	$611.4	100.0	$479.1	100.0	$132.3	27.6

	Nine Months Ended
	October 2, 2011	Percent of Revenues	September 26, 2010	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$292.6	47.9	$243.3	50.8	$49.3	20.3
Europe, Middle East and Africa (EMEA)	200.6	32.8	151.4	31.6	49.2	32.5
All others	118.2	19.3	84.4	17.6	33.8	40.0

Total revenues	$611.4	100.0	$479.1	100.0	$132.3	27.6

Revenue for the nine months ended October 2, 2011, increased $132.3 million, or 27.6%, primarily due to $77.9 million related to entities acquired in 2011, $13.2 million due to a favorable change in foreign currency rates and increased sales across all regions.

Within the Intermec-branded products, Systems and solutions and Printer and media combined revenue for the nine months ended October 2, 2011 increased $52.4 million primarily due to increased sales of Systems and solutions products across all regions.

Intermec-branded service revenues of $107.4 million for the nine months ended October 2, 2011, increased $8.9 million, or 9.0%, compared to the corresponding prior-year period. This increase primarily relates to $6.9 million in revenue from an entity acquired in 2011.

Geographically, revenues in North America increased $49.3 million, or 20.3%, while revenues in EMEA and the rest of the world increased by $49.2 million, or 32.5%, and $33.8 million, or 40.0%, respectively, over the corresponding prior-year period. The increase in North America revenues was primarily due to the operational activities of acquired entities. The increase in EMEA revenues was mainly attributable to the operational activities of acquired entities and some year-to-date improvement in economic conditions in the region along with the changes in foreign currency conversion rates that favorably impacted EMEA revenue by $9.2 million, or 6.1 percentage points, as compared to the foreign currency exchange rates used in the prior-year period. Across all regions the impact of foreign currency rates as compared to the foreign currency rates used in the prior-year period was $13.2 million, or 2.8 percentage points, favorable to revenue. The increase in all other geographic regions was related to strong economic conditions in Mexico and Brazil and strong printer sales in Asia. Operations of acquired entities contributed $44.6 million, $25.9 million and $7.4 million of the total increase in North America, EMEA and rest of the world revenues, respectively, for the nine months ended October 2, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Gross Margin

Gross profit and gross margin by revenue category for the three and nine months ended October 2, 2011, and September 26, 2010, were as follows (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2011		September 26, 2010		October 2, 2011		September 26, 2010
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Intermec-branded products	$59.9	41.1%	$51.6	38.2%	$172.4	39.8%	$142.5	37.4%
Intermec-branded service	10.5	30.0%	12.9	38.4%	36.4	33.9%	36.7	37.3%
Voice solutions	17.4	56.6%	—	—%	38.7	54.5%	—	—

Total	$87.8	41.5%	$64.5	38.2%	$247.5	40.5%	$179.2	37.4%

The segments we previously identified as Products and Service were renamed Intermec–branded products and Intermec-branded service respectively to distinguish these segments from Voice solutions.

Total gross profit for the three and nine months ended October 2, 2011, increased by $23.3 and $68.3 million, as compared to the corresponding prior-year periods. The increase in total gross profit was primarily due to $17.4 and $38.7 million, attributable to the Voice solutions segment, for the three and nine months ended October 2, 2011, respectively, along with an increased volume of product sales for the three months ended October 2, 2011, and a more favorable product and geographic mix for the nine months ended October 2, 2011.

Intermec-branded product gross profit increased $8.3 and $29.9 million for the three and nine months ended October 2, 2011, respectively, compared to the corresponding prior-year periods and was primarily due to increased sales in most regions.

The increase in Intermec-branded service gross profit for the three and nine months ended October 2, 2011, from the corresponding prior-year periods was mainly attributable to increased units sold and a larger installed base of units in the field. Intermec-branded service gross margins have decreased due to one-time costs associated with transitioning certain services to a third-party service provider and the inclusion of results from an acquired entity.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	October 2, 2011	September 26, 2010	Change
Research and development expense	$22.0	$17.1	$4.9
Selling, general and administrative expense	63.6	46.3	17.3
Acquisition costs	0.6	—	0.6
Gain on intellectual property sales	—	(2.9)	2.9
Restructuring charges	0.6	1.8	(1.2)
Interest, net	0.4	0.1	0.3

	Nine Months Ended
	October 2, 2011	September 26, 2010	Change
Research and development expense	$62.7	$51.5	$11.2
Selling, general and administrative expense	183.9	134.1	49.8
Acquisition costs	5.8	—	5.8
Gain on intellectual property sales	—	(2.9)	2.9
Restructuring charges	5.8	2.8	3.0
Impairment of facility loss	—	3.0	(3.0)
Interest, net	1.4	0.2	1.2

Research and Development Expenses - The total research and development expenses (“R&D”) were $22.0 and $62.8 million for the three and nine months ended October 2, 2011, respectively, compared to R&D expenses of $17.1 and $51.5 million for the corresponding prior-year periods. The increase for the three and nine months ended October 2, 2011, was primarily due to $5.5 and $13.3 million, respectively related to the Vocollect acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses - Total selling, general and administrative (“SG&A”) expenses were $63.6 and $183.9 million for the three and nine months ended October 2, 2011, respectively, compared to SG&A expenses of $46.2 and $134.1 million for the corresponding prior-year periods. The increase in SG&A expenses for the three and nine months ended October 2, 2011, as compared to the three and nine months ended September 26, 2010, was primarily attributable to $11.6 and $29.2 million, respectively, of costs associated with our Vocollect acquisition in 2011, an ERP system implementation in EMEA and increased incentive compensation.

Gain on Intellectual Property Sales - The gain on intellectual property sales of $2.9 million, net of commissions for the three and nine months ended September 26, 2010, reflected sales of some of our patents to an unrelated party. There were no similar sales in the three and nine months ended October 2, 2011.

Acquisition Costs - The acquisition costs of $0.6 and $5.8 million for the three and nine months ended October 2, 2011 relate to the acquisitions made in the first quarter of 2011. There were no similar transactions in the comparable periods in 2010.

Restructuring Charges- The decrease in restructuring charges of $1.2 million for the three months ended October 2, 2011 as compared to the corresponding prior year period was primarily attributable to costs related to a restructuring plan announced in April 2009. The increase in restructuring charges of $3.0 million for the nine months ended October 2, 2011 compared to the corresponding prior-year periods, was mainly due to the restructuring program announced in May 2011 to restructure our non-US service group (see Footnote 16 “Restructuring”).

The total pre-tax restructuring costs for the restructuring plan announced in May 2011 are expected to be approximately $5.9 million, including employee termination costs of approximately $5.1 million, and $0.8 million of other transitional costs. We recorded $0.6 million and $5.8 million, of the restructuring charge in the three and nine months ended October 2, 2011, respectively, and expect to record the remainder in the balance of the year. Substantially all of the severance-related and periodic transitional costs were cash expenditures.

Impairment of Facility- The impairment charge of $2.4 and $3.0 million for the three and nine months ended September 26, 2010, respectively, reflected our write-down of a real estate asset we held for sale at September 26, 2010. We had no similar charges for the three and nine months ended October 2, 2011. We sold this asset in December, 2010.

Interest, Net- Net interest (income) expense was $0.4 and $1.4 million for the three and nine months ended October 2, 2011, respectively, compared to net interest expense of $0.1 and $0.2 million for the corresponding prior-year periods. The increase in net interest expense was mainly due to the addition of interest paid on borrowings under our Revolving Credit Facility which we used to finance a portion of the Vocollect acquisition in 2011. There were no similar borrowings in 2010.

Income tax (benefit) expense (in millions)

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	Change from	October 2,	September 26,	Change from
	2011	2010	prior year	2011	2010	prior year
Income tax (benefit)expense	$(0.1)	$9.2	$(9.3)	$(2.9)	$3.8	$(6.7)

The tax (benefit) for the three and nine months ended October 2, 2011 reflects an effective tax rate of (19.2%) and (24.1%), respectively, compared to a U.S. statutory rate of 35.0%. Our tax provision includes our estimated annual effective tax rate from continuing operations of approximately 41.3% for fiscal year 2011 and the impact of discrete items recorded in the quarter such as restructuring and acquisition costs. Our effective tax rate from continuing operations of 41.3% for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions. Our tax provision for the three months ended October 2, 2011 also includes a benefit of $0.5 million for changes in the mix of income by jurisdiction reported on our 2010 tax returns this quarter.

Our tax provision for the three and nine months ended September 26, 2010, was determined in dollars terms rather than in percentage terms because our 2010 pre-tax income at that time estimated at a near breakeven level for the year. The tax expense for the quarter was primarily due to the reversal of year-to-date tax benefits resulting from the change in forecast for the remainder of the year.

We have substantial tax credit and net operating loss (“NOL”) carryforwards for United States federal income tax purposes that are available to reduce our future income tax liability. (For more information about our tax credit and NOL carryforwards as of December 31, 2010, please refer to Note J of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.) The use of our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tax credit and NOL carryforwards may be substantially limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code and Treasury regulations. In the event of an “ownership change,” the resulting limitation on our ability to use our tax attributes will be based on our market capitalization on the date of the “ownership change” and certain other factors. Such a limitation could require us to reduce our deferred tax assets and take a substantial noncash charge against our earnings.

In accordance with these Treasury regulations, we routinely monitor the available information about ownership changes in our shares. In the third quarter of 2011, one shareholder reported a transfer of 12.7% of our stock to its pension fund. In addition, our stock price, and therefore our market capitalization, declined in the third quarter.

For additional information regarding the possibility of an “ownership change” within the meaning of Section 382 of the Internal Revenue Code and the consequences thereof, see the risk factor in Part II, Item 1A, Risk Factors.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. In addition, we have a secured Revolving Credit Facility as described in the Capital Resources section below (in millions).

	Nine Months Ended
(in millions)	October 2, 2011	September 26, 2010
Net cash (used in) provided by operating activities	$(5.6)	$5.0
Net cash (used in) investing activities	(211.0)	(11.9)
Net cash provided by (used in) financing activities	69.4	(18.6)

Cash Flow Summary

At October 2, 2011, cash, cash equivalents and short-term investments totaled $73.6 million, a decrease of $154.6 million compared to the December 31, 2010 balance of $228.3 million. The decrease in cash is primarily due to cash used for the acquisition of Vocollect and an increase in inventory, accounts receivable and capital expenditures, partially offset by proceeds from the issuance of debt. The increase in inventory reflects additional units being shipped via ocean freight to reduce freight costs. Our short-term investments consist primarily of low risk securities, including short-term bond funds and time deposits. We invest in these short-term securities mainly to facilitate liquidity and for capital preservation. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon demand.

Cash used in operating activities of $5.6 million in the first nine months of 2011 was primarily due to a net loss of $9.2 million offset by an increase in amortization, an increase in inventory and an increase in accounts receivable. Cash provided by operating activities for the nine months ended September 26, 2010, was $5.0 million and consisted of a net loss of $13.2 million, adjustments for non-cash items of $18.6 million and cash used by working capital and other activities of $0.4 million.

For the nine months ended October 2, 2011, investing activities used $211.0 million of cash primarily due to the acquisition of Vocollect and Enterprise Mobile and capital expenditures of $16.1 million, partially offset by the conversion of short-term investments to cash. Cash used in investing activities for the nine months ended September 26, 2010 was $11.9 million. This was primarily related to capital expenditures of $9.9 million. The increase in capital expenditures for the nine months ended October 2, 2011, is primarily due to an ERP system implementation for Europe, which was deployed during the third quarter of 2011.

Financing activities for the nine months ended October 2, 2011, provided cash of $69.4 million primarily related to incurring debt of $111.7 million, offset by a $34.7 million repayment of this debt and $10.0 million of stock repurchased. Financing activities for the nine months ended September 26, 2010, used cash of $18.6 million related primarily to the repurchase of our common stock of $20.0 million.

In connection with the acquisition of Vocollect, we incurred secured debt of approximately $97 million, of which $77 million was outstanding as of October 2, 2011, see Capitol Resources section below. In addition, approximately $100 million of the purchase price was paid from our cash. Related transaction and transition costs of $5.8 million were incurred during the first nine months of 2011. In addition, on March 15, 2011, we completed our acquisition of Enterprise Mobile, a provider of deployment, logistics and managed services for mobile devices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “New Facility”) with a maximum amount available under the New Facility of $100.0 million. The New Facility includes standard financial covenants and is secured by pledges of equity in and assets of certain of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. This New Facility was converted from our previous five-year unsecured revolving credit facility of $50 million. Initially, we used the available credit to fund the Vocollect acquisition. However, the line is available to finance our working capital requirements and for general corporate purposes. The New Facility also contains financial covenants that include an asset coverage ratio of 1:1, as well as minimum tangible net worth and quarterly and annual net income tests. As of October 2, 2011, we were in compliance with the financial covenants of the New Facility, which matures in March 2014.

Net of outstanding letters of credit and limitations on availability, we had a borrowing capacity of $21.5 million at October 2, 2011 under the New Facility. We had $77.0 million of borrowings under the New Facility at October 2, 2011. There have been no changes to key terms of the New Facility as previously disclosed in the 2010 Form 10-K.

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

During the nine months ended October 2, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors in 2010. We repurchased 936,535 shares of our outstanding common stock at an average price of $10.68 per share during the first and second quarters of 2011 as part of this share repurchase agreement. No shares were repurchased in the third quarter of 2011.

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

Contractual Obligations

Except for the New Facility outlined in Capital Resources above, our contractual commitments as of October 2, 2011 have not changed materially from those disclosed in Item 7 of our 2010 Form 10-K.

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

Goodwill and Intangible assets

The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In assessing the existence of impairment, our considerations included the impacts of significant adverse changes in market and economic conditions, the results of our operational performance and strategic plans; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business or reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments; Intermec-branded products, Intermec-branded service and Voice Solutions. Intermec-branded products has no goodwill, Intermec-branded services and Voice Solutions each comprise two reporting units. Intermec-branded services is divided into two reporting units: Core Service and Integrated Global Services (“IGS”). Voice Solutions contains the Supply Chain and Healthcare reporting units.

In the third quarter of 2011 we determined that economic circumstances had changed sufficiently to require impairment testing of our goodwill. Specifically, stock market indices declined suddenly and significantly in August and did not recover by the end of the quarter. Intermec and other public companies in the same or similar industries experienced declines in excess of the overall market. Although our estimates of Intermec’s future performance and cash flows have not changed, we believe that the reduced market capitalizations may reflect lower long-term prospects for both the overall economy and the industry we operate in. After testing our goodwill for impairment in the third quarter of 2011, we determined our goodwill was not impaired.

In addition to our accounting policies outlined in our 2010 Form 10-K and the policy above, we have expanded policies associated with the Voice solutions segment and as a result of the acquisition of Vocollect.

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

Management performs analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Generally, our go-to market strategy differs from our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor’s products selling prices are on a standalone basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 2, 2011, there have been no material changes in the information provided in Item 7A of our 2010 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of October 2, 2011. Systems conversions undertaken during the quarter represents a material change in our internal control over financial reporting. During the quarter ended October 2, 2011, we completed the conversion to SAP of our EMEA region. The system conversion involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. Other than that, there were no changes in our internal control over financial reporting during the quarter ended October 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, and the factors discussed in Part II, “Item 1A, Risk Factors” of our Quarterly Reports on Form 10-Q for the quarter ended April 3, 2011 (the “First Quarter Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our 2010 Form 10-K and in the First and Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

In addition to the risk factors disclosed in the 2010 Form 10-K and in the First Quarter Form 10-Q, you should consider the following risk factor:

•

Our ability to use tax credit and net operating loss carryforwards to reduce our future income tax liability could be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In that event, we may be required to recognize a noncash charge to our earnings, which could be material. At October 2, 2011, we had substantial tax credit and net operating loss (“NOL”) carryforwards (collectively, “Tax Attributes”) for United States federal income tax purposes that are available to reduce our future income tax liability. Under Sections 382 and 383 of the Internal Revenue Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of its Tax Attributes arising before the “ownership change.” In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the Tax Attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments (the “Section 382 Limitation”). This limitation could accelerate cash tax payments that we would be required to make and could result in a significant portion of our Tax Attributes expiring before we could fully use them.

We believe that recent changes in the ownership by 5% shareholders may have resulted in a cumulative change in ownership by our 5% shareholders over the preceding three-year period, for purposes of Section 382, of more than 35% of our common stock. The computation of this percentage increase is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with our calculation. In general, we have no control over the fact or timing of acquisitions or transfers of our common stock. Furthermore, in the event an “ownership change” occurs at a time when our stock price has declined, a lower Section 382 Limitation would result. We estimate that, if the Section 382 Limitation were to be applied based on our market capitalization as of October 2, 2011, we might not be able to use all of our Tax Attributes. We cannot predict whether there will be additional changes in the ownership of our common stock that would result in the imposition of a Section 382 Limitation. However, if such an “ownership change” were to occur, our ability to use our Tax Attributes could be substantially limited. In such a case we could be required to record a valuation allowance and take a noncash charge against our earnings to reduce our net deferred tax assets, in the quarter in which the “ownership change” occurs, which could adversely affect our financial results for that quarter and for the year in question. Furthermore, our inability to fully use our Tax Attributes could result in higher tax payments, thereby reducing our cash flow over time.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 14, 2011.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 14, 2011.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 14, 2011.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of November 14, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

November 14, 2011