Form 10-K
period 2011-12-31
Intermec, Inc.
filed 2012-02-28
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of July 3, 2011, there was 59,536,557 common shares outstanding held by non-affiliates of the registrant, and the aggregate market value of the common shares was approximately $655.5 million, based on the closing sale price as reported on the New York Stock Exchange.

On February 22, 2012, there were 59,828,028 shares of the registrant’s Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 22, 2012.

INTERMEC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation: statements about our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial outlook for the current or any future period; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; and about the applicability of accounting policies used in our financial reporting. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

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

You are encouraged to review the Risk Factors portion of Item 1A of Part I of this filing which discusses risk factors associated with our business.

ITEM 1.	BUSINESS

General

Intermec, Inc. (“Intermec”, “us”, “we”, “our”) is a Delaware corporation, headquartered in Everett, Washington. We design, develop, integrate, and sell wired and wireless automated identification and data collection (“AIDC”) solutions through our suite of products, voice technologies and related software and services. Our solutions products are designed for rugged environments and to maintain connectivity, preserve computing capability and retain data despite harsh conditions and heavy use. We generate our revenues primarily through the sale of products and post-warranty equipment service and repair contracts, as well as other managed services.

Our major offices and repair facilities are in the states of Washington, Pennsylvania, Iowa, Ohio, North Carolina and Texas and in more than 20 countries internationally, including the United Kingdom, the European Union, Canada, Mexico, Brazil, and Singapore.

We became an independent public company on October 31, 1997, with two principal lines of business: our current AIDC business, and unrelated industrial automation businesses that produced manufacturing products and services. In 2005, we divested our industrial automation businesses, and they are classified where applicable as discontinued operations for accounting purposes in our consolidated financial statements and related notes.

Since January 2006, our current AIDC business has been our sole line of business. In recent years, we have invested in programs to streamline our sales systems, supply chain and business processes, to develop products and services that offer solutions for our customers’ business needs, and to implement a new global enterprise resource planning (ERP) system. On March 3rd, 2011, we added voice solutions to expand and complement our

ITEM 1.	BUSINESS (continued)

AIDC offerings through our acquisition of Vocollect, Inc., the leader in creating and providing voice-centric solutions for mobile workers in distribution and warehouse environments worldwide. In the same month, we also acquired Enterprise Mobile, Inc. to enhance our managed services capabilities.

Products and Services

Our reportable segments comprise Intermec-branded products, Intermec-branded services and Voice solutions products and services. Our Intermec-branded products include mobile computers having both voice and data communications; barcode scanners; printers; label media; and radio frequency identification (“RFID”) products and related software. We provide and sell several types of services, which are explained and defined more fully in the Intermec-branded Services discussion, below: Repair Services; Advanced Services; Education Services; Support Services; and Managed Services. Our Voice solutions products and services, which we acquired with the purchase of Vocollect, Inc. in 2011, are described in the Voice Solutions discussion, below.

Intermec-branded Products

Our primary source of revenue from Intermec-branded products is the sale of mobile computers and bar code scanners, along with printers and media. Our Intermec-branded products are explained and defined below.

•

Mobile Computers: Our mobile computer product line includes handheld computers and forklift-mounted computers that support local-area, wide-area and Internet-enabled voice and data communications, enterprise-class software applications and data storage capabilities. These devices often include barcode scanning, Global Positioning System (“GPS”) and RFID features.

•

Printers and Label Media: We sell fixed, desktop and portable barcode and RFID printers ranging from low-cost, light-duty models to higher-cost, heavy-duty models. Our specialty printers provide custom capabilities, including a global language enabler and high resolution printing that produces sharp typefaces and precise graphics even on ultra-small labels of the type used in the electronics industry. Our label media product line includes pressure-sensitive bar code labels, thermal transfer ribbons, RFID and smart labels as well as custom-designed labels for specialized environments or applications.

•

Bar Code Scanners: Our bar code scanning portfolio includes fixed, handheld and forklift-mounted laser scanners and linear and area imagers. These devices can collect and wirelessly decode bar codes and transmit the resulting data to enterprise resource management systems.

•

RFID Products: We sell fixed, handheld and forklift-mounted RFID readers, high value rigid RFID tags and high value inserts for RFID tags. Our RFID product line is focused on passive UHF technology and complies with the EPC global Generation 2 UHF standard and similar standards around the world.

Intermec-branded Services

Our primary source of revenue from Intermec-branded services is the sale of Repair Services. Our Intermec-branded services are explained and defined below. All of these services offerings are sold separately, and we often sell services in combination with products.

•

Our Repair Services programs provide customers with post-warranty repair or replacement of defective or damaged devices or device components and provide spare devices that customers can use while defective or damaged devices are being repaired. These repair programs cover Intermec’s mobile computers, scanners and printers and selected non-Intermec products. The programs are available on a pre-paid basis for one, three or five years depending on product type and manufacturer. We offer “next business day” and “second business day” onsite repair options as well as “two business day” and “five business day” depot repair options.

•

Our Advanced Services consist of wireless site surveys and assessments; project management, testing, storage and staging of products; truck and forklift installations; activation of cellular products; loading of custom or specialized software onto products; and software consulting and development services.

ITEM 1.	BUSINESS (continued)

•

Our Education Services include the development and delivery of training programs and materials to help end users become proficient in the use of our products and adapt to the new business processes supported by our products. Our training materials and programs can be delivered at the customer’s site or on-line.

•

Our Support Services unit consists of factory-trained specialists who can address problems with our hardware or software or with the networks or systems that incorporate our products. These technical support services are delivered on-line or by telephone.

•

Our Managed Services offering was introduced in 2010 and includes asset management and real-time tracking of mobile and network devices; evaluation of the health, utilization and security of devices, networks and data; and device and network diagnostics and configuration. We provide these services by wirelessly accessing the customer’s devices and networks while they are in operation and using the resulting data to manage the devices for the customer or by making it possible for the customer to do so through an Internet portal. These services are typically priced on a “per device, per month” basis. Our recently acquired Enterprise Mobile business deploys and manages rugged and non-rugged devices for third parties, and its services are included in our Managed Services offerings.

Voice Solutions

Our Voice Solutions revenue derives from sales of products, software and services utilizing voice recognition technology.

•

We sell voice-directed workflow technology that combines voice recognition software and a wearable mobile computing device to create a system optimized for voice-directed applications in noisy and rugged settings. These products have been adopted primarily in warehouse and distribution center environments, but are also used in other industrial environments and mobile applications. This technology includes adaptive recognition capabilities: i.e., the devices proactively respond to changing environmental conditions and adapt to the user’s speech, resulting in better performance and accuracy over time. Voice solutions software products can be used with both Intermec-branded AIDC products and those of other manufacturers. Repair, training, and support services are also offered. These products are primarily sold directly to customers but there are a growing number of certified reseller partners.

•

Our Vocollect Healthcare Systems business provides voice technology products and associated accessories and services for managing work flows primarily in skilled nursing environments. These products are frequently sold through leasing arrangements, as well as directly to the customer.

Product Manufacture and Supply Chain

We use contract manufacturers to make the Intermec-branded products we sell and to provide spare parts for those products. The services provided by our contract manufacturers include material and component procurement as well as manufacturing, testing, packaging and shipment of finished goods. We also use third-party contractors to design certain products, parts and components. Our contract manufacturers generally purchase and own the inventories of raw materials, components, work-in-process and finished goods until products are shipped to the customer.

In December 2008, we entered into a Manufacturing Services Framework Agreement (the “Agreement”) with Venture Corporation Limited and its affiliates (collectively, “Venture”) and we relocated the final assembly of our product lines from our Everett, Washington headquarters to Venture locations. When we entered into the Agreement with Venture, Venture became the exclusive manufacturer for substantially all of the products that we offered for sale; however, we now decide on a case-by-case basis whether to use Venture or another contract manufacturer. The Agreement does not generally require us to purchase minimum quantities of our products from Venture.

ITEM 1.	BUSINESS (continued)

Venture and the other contract manufacturers we use are headquartered in and have manufacturing locations throughout Asia.

We perform final assembly and testing of Voice solution products in Vocollect’s Pittsburgh, Pennsylvania, facility. Sub-assemblies and parts are procured from third party suppliers, some on a limited or sole source basis.

In addition to the use of contract manufacturers and suppliers, we also use U.S. and non-U.S. third party service providers, including transportation and logistics and repair services firms as part of our customer delivery supply chain. We may, in the future, take advantage of similar opportunities to use service providers to streamline our business and to enhance our flexibility and responsiveness to global markets.

Business Strategy

We provide rugged mobile business solutions that can help our customers gain insight and efficiency in their businesses and improve their workflow performance. Deployment of our products and services can help these businesses lower their operating costs, increase their revenues and improve customer satisfaction and loyalty. To expand the reach of our offerings and the variety of business solutions in which they are used, our distribution strategy includes direct sales as well as third party value-added distributors, resellers, and independent software and service vendors (collectively, our “channel partners”).

These solutions are delivered to customers in a wide range of industries all over the world. The following market segments are significant areas of focus for us because we believe they each have a favorable combination of growth and profit potential, scale economics and differentiation opportunities:

•

Warehouses and Distribution Centers. Workers in warehouses and distribution centers perform a variety of tasks, including: receiving and shelving goods; picking, packing, loading and transferring goods; checking inventory; and performing cycle counts. Through voice and scanning technology, our solutions help to simplify and accelerate these processes and improve the accuracy of the results by automating data capture and wirelessly confirming, synchronizing and updating data between mobile devices, warehouse management systems and other enterprise resource planning systems, and directing work activities more accurately and efficiently through the application of voice technologies.

•

Direct Store Delivery (“DSD”). DSD is the delivery of consumer goods from a supplier or a distributor directly to a retail store. DSD activities typically include physical delivery and return of merchandise as well as store-level forecasting, ordering, pricing, promotion, invoicing, shelf merchandising and inventory management. With our solutions, customers can electronically manage DSD activities while they are in progress in the field. This makes it possible for our customers to increase revenues and control or reduce costs with just-in-time inventory replenishment, real time price updates, confirmations and similar business process tools.

•

Field Service. Many companies perform in-field maintenance, repair and refurbishment services for their own products or products manufactured by others. By using our business solutions to electronically manage these activities while they are occurring, our customers can ensure that the work is done correctly the first time and is documented and invoiced in a rapid and accurate fashion. They may also offer additional programs, services or warranties at the point of sale closest to the customer. This increases revenue, speeds up collection and decreases the cost of operations.

•

Postal and Courier Express Parcel. Private and public postal and courier express parcel (“CEP”) firms have many employees picking up, sorting, transporting and delivering mail and packages. With our business solutions, critical information and capabilities can be provided to and received from the field. These include, for example, address confirmation or correction; dynamic rate and pricing information; dynamic routing and navigation systems; pickup and delivery confirmation; package location; and field-triggered billing and payment processes. These capabilities can help our postal and CEP customers to increase their revenues, speed up revenue recognition and collection and decrease cost.

ITEM 1.	BUSINESS (continued)

Markets and Customers

Since AIDC products and services can be used to streamline the operations of a company of any size or type, the AIDC market is large and customers can be found in a wide range of industries, including consumer goods, healthcare, industrial goods, postal and CEP, retail, and transportation and logistics. Market growth is driven by our customers’ need for technologies and solutions that help to: increase revenue; accelerate revenue recognition; reduce capital expenditures, operating expenses and working capital requirements; conserve cash; and improve customer and employee retention, productivity, quality, customer service and support. Our customers include commercial businesses as well as government agencies. Most of our U.S. federal government sales are to agencies within the Department of Defense, but we also sell to civilian agencies of the U.S. federal government.

We cover the AIDC market through our own direct sales force and an indirect sales channel that consists of our channel partners. Our indirect sales channel accounts for approximately 70% to 75% of our global hardware sales. Our direct and indirect sales channels reach customers in the Americas, Europe, the Middle East, and Africa and in selected Asia Pacific countries, including Australia and China.

In 2011, 2010 and 2009, one firm, ScanSource, Inc. and its affiliated companies (“ScanSource”) accounted for more than 10% of our revenues. ScanSource is a distributor of our products, not an end user. Total sales to ScanSource were $187.4 million, $156.8 million, and $123.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Because there are a number of distribution firms that compete with ScanSource and are qualified, ready, willing and able to distribute our products, we do not believe that Intermec is substantially dependent on our relationship with ScanSource.

Competition

The AIDC market is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by both revenues and units and we believe Intermec is the only company with a full line of AIDC products. With respect to mobile computers and barcode scanners, Motorola Solutions, Inc., Honeywell Corporation (which acquired EMS Technologies including LXE, Inc. in 2011), and Psion Teklogix are major competitors. With respect to printers, Zebra Technologies Corporation is our major competitor. In the label media area, we compete with a number of large and small producers, including Avery Dennison Corporation and Brady Corporation. Our principal competitors in voice solutions technology applications include Voxware, Inc., Lucas Systems, Inc. and Topsystems GmbH.

Together with our channel partners, we compete primarily on the basis of our insight into the processes, workflows and systems of the customers in our areas of focus; our ability to develop the best solutions for those types of customers; and the innovative technology and expertise we use to deliver those solutions. Our support services, product functionality, performance and ruggedness, and overall product quality are also important elements of our competitive position.

Research and Development

We engage in research and development on an ongoing basis to develop new products and services and to enhance our existing products and services. Our research and development expenditures, net of credits, amounted to $84.4 million, $69.5 million and $59.6 million, all of which we sponsored in the years ended December 31, 2011, 2010 and 2009, respectively. Research and development costs for voice solutions of approximately $18.8 million are included for the 10 months from the date of the acquisition of Vocollect in March, 2011. Prior to our acquisition of Vocollect, its research and development expenditures were approximately 19% of its annual revenues, or about $22.1 million for the full year 2010.

ITEM 1.	BUSINESS (continued)

Intellectual Property

We strive to protect our investment in technology and to secure competitive advantage by obtaining intellectual property (“IP”) protection. We have approximately 640 patents (covering a variety of technologies, such as, RFID, mobile terminals, wireless communication, networking, Internet access, imaging and similar technologies) and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. As we expand our product offerings, we try to obtain patents and other IP rights related to such offerings and, when appropriate, seek licenses to use IP owned by third parties.

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

We license and cross license our IP to generate revenue or to facilitate our effort to market and sell our products and services. We try to protect our investment in technology, generate revenue and secure competitive advantage by enforcing our IP rights. The nature, timing and geographic location of these efforts depends, in part, on the types of legal protection given to different types of IP rights in various countries.

Seasonality and Backlog

Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically lowest in our fiscal first quarter and highest in the fourth fiscal quarter. See “Quarterly Financial Information” on page 87 of this Form 10-K for quarterly revenues and expenses.

Sales backlog from continuing operations was $29.9, $59.7 and $44.2 million at December 31, 2011, 2010 and 2009, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant indicator of future sales.

Employees

At December 31, 2011, we had 2,312 full-time employees, of which 1,862 were engaged in our wholly-owned subsidiary Intermec Technologies Corporation, 435 were engaged in our wholly-owned subsidiary Vocollect, Inc., and 15 were engaged in our holding company, Intermec, Inc. Approximately 69% of our full-time employees are in the United States, approximately 16% are in Europe, the Middle East and Africa (“EMEA”), 8% are in the Asia Pacific region and 7% are employed throughout the rest of the world including Latin America, Canada and Mexico.

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

We sell full featured products providing wired and wireless access to enable enterprise access to data at its point of origin. Radio emissions, used in wireless communications, are the subject of governmental regulation in all countries in which we currently conduct or expect to conduct business. In North America, both the Canadian and U.S. governments publish radio emission regulations and changes thereto after public hearings. In other countries, regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is wide variability among the regulations of various countries. Future regulatory changes in North America, China, the European Union and other jurisdictions are possible. Regulatory changes may provide opportunities but may also adversely affect our ability to sell our wireless products in a given country or adversely affect our cost of supplying wireless products in a given country.

Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products or governing energy efficiency. We incorporate the requirements of these laws and regulations in the design of our products.

ITEM 1.	BUSINESS (continued)

In 2011, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our financial results or competitive position.

Executive Officers of the Registrant

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 17, 2012, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years

Patrick J. Byrne	51	Chief Executive Officer and President, and member of the Board of Directors since July 2007. Prior to joining Intermec, Mr. Byrne served as a Senior Vice President of Agilent Technologies Inc., a bio-analytical and electronic measurement company, and President of its Electronic Measurement Group from February 2005 to March 2007. Prior to assuming that position, Mr. Byrne served as Vice President and General Manager for Agilent’s Electronic Products and Solutions Group’s Wireless Business Unit from September 2001 to February 2005.

Robert J. Driessnack	53	Senior Vice President and Chief Financial Officer since January 19, 2009. Prior to his appointment as our Chief Financial Officer, Mr. Driessnack served as Vice President and Controller of HNI Corporation, a manufacturer and distributor of office furniture and hearth products, from 2004 until joining Intermec.

Dennis A. Faerber	59	Senior Vice President, Global Supply Chain Operations and Global Services, of Intermec Technologies Corporation, since February 2009 and Senior Vice President, Global Services, of Intermec Technologies Corporation from February 2008 to February 2009. Prior to joining Intermec, Mr. Faerber was employed by Applied Materials, Inc. from January 2007 through January 2008 as Corporate Vice President (Global Supply Chains) and by KLA-Tencor Corporation from March 2004 through January 2007 as Group Vice President and Chief Quality Officer.

James P. McDonnell	57	Senior Vice President, Global Sales, of Intermec Technologies Corporation, since January 2010. Prior to joining Intermec, Mr. McDonnell was Vice President of Global Sales-Enterprise Storage and Servers Group, of Hewlett-Packard from 2007 to January 2010. Prior to assuming that position, Mr. McDonnell was Senior Vice President, Solutions Partners Organization, of Hewlett-Packard, from 2004 to 2007.

Yukio Morikubo	52	Senior Vice President, General Counsel and Secretary, since November 2011. Prior to joining Intermec, Mr. Morikubo was Vice President, General Counsel and Secretary at drugstore.com from November 2006 to September 2011, after when the company was acquired by Walgreens Co.

Earl R. Thompson	50	Senior Vice President, Mobile Solutions Business Unit since October 2008. Mr. Thompson previously served as Vice President and General Manager of our Printer/Media Business from April 2008 to October 2008. Prior to joining Intermec, Mr. Thompson was Vice President and General Manager, Wireless Division, of Agilent Technologies, Inc. from 2004 to 2007.

ITEM 1.	BUSINESS (continued)

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

•

Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our working capital. Domestic and international economic, political and social conditions are uncertain due to a variety of factors, including:

•	global, regional and national economic downturns and financial stability;

•	the availability and cost of credit;

•	volatility in stock and credit markets;

•	energy costs;

•	fluctuations in currency exchange rates;

•	the risk of global conflict;

•	the risk of terrorism, political turmoil, or war in a given country or region; and

•	natural disasters and public health issues.

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our products and disrupt our manufacturing and sales plans and efforts. These global, regional or local conditions may also cause governments to change their spending priorities, which may delay, reduce or eliminate funding for our products and services. Acts of terrorism, wars, natural disasters, public health issues and increased energy costs could disrupt commerce in ways that could impair our supply chain and our ability to get products to our customers and increase our manufacturing and delivery costs. Changes or increased volatility of our foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

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

•

Growth of and changes in our revenues and profits depend on the customer, product and geographic mix of our sales. Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits. Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms. In addition, our gross margins vary depending on the product or service and the geographic region in which sales are made, and costs may fluctuate based on the distribution of our sales between various jurisdictions. Growth in our revenues, gross margins and earnings therefore depends on the customer, product and geographic mix of our sales. Our introduction of lower-priced products may also affect our ability to sell high-end products, even if those products have advanced features. In addition, our distributors, dealers and resellers can have a significant impact on the mix of our products and services. If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings could be adversely affected. Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

•

We have entered into a senior secured credit facility agreement that includes covenants, financial tests and ratios, which, if not met, may have an adverse effect on our business, financial condition, results of operations and cash flows. We maintain a senior secured credit facility that contains certain customary covenants to the Bank providing the credit facility, including financial covenants that require us to comply with specified financial ratios and tests. The credit facility is secured by pledges of equity in and assets of certain of our domestic subsidiaries, which have also guaranteed our payment obligations under the credit facility. We must take into account the requirements of these covenants in the conduct of our business. Depending on the circumstances under which we could fail to satisfy one or more of these covenants, we may need to make choices that limit some of our business or financing activities in order to comply with them. These choices may have an adverse effect on our results of operations and cash flows. Furthermore, we were not in compliance with certain of our debt covenants effective as of December, 31, 2011, but the Bank agreed to amend the credit facility agreement to bring us back into compliance. However, if we fail to comply with the requirements of the credit facility in the future, we would be in default, and we may not be able to obtain the necessary amendments or waivers of an event of default. In that event, the Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. The Bank could also move to enforce its rights under its security interests in our assets and those of our subsidiaries. If at that time we were not able to repay any amounts borrowed under the credit facility or to borrow sufficient funds from alternative sources to make the repayment, or if alternative financing is not available on favorable terms, our business and financial condition would be materially adversely affected.

•

Our business may be adversely affected if we do not continue to improve our business processes and systems and transform our supply chain or if those efforts have unintended results. In order to increase sales and profits, including those of acquired businesses, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in ways that are cost effective and efficient from an operational and a tax perspective. To achieve our objectives, we are continuing to streamline our sales systems, supply chain and business processes and to implement a new global enterprise resource planning (ERP) system. We have also established an international headquarters in Singapore. These restructurings are large, complex undertakings and may result in unanticipated costs, liabilities and operational disruptions, or tax or other financial consequences. They might not proceed as planned, could result in unintended consequences or might not accomplish the intended goals, any of which could have a material adverse impact on our sales, profits, results of operations and earnings.

•

Our business may be adversely affected if we are unable to attract and retain skilled managers and employees. Competition for skilled employees is high in our industry and the countries in which we operate, and we must remain competitive in terms of compensation and other employee benefits to retain key employees. In connection with businesses that we acquire, we may need to rely on these management and employees to continue to operate those businesses and to help us deepen our penetration of the market for their products and services. In addition, to pursue new products, services or strategic initiatives, we may need to attract individuals with particular knowledge, skills or qualifications. If we are unsuccessful in hiring and retaining skilled managers and employees, we may be unable to maintain and expand our business.

•

Some of our competitors are substantially larger and more profitable than we are, which may give them a competitive advantage. We operate in a highly competitive industry. Both historically and as a result of recent consolidation in the AIDC industry, we have certain competitors that are larger and potentially stronger than we are, and consequently we expect that competition may continue to intensify. Some of our competitors have, and new competitors may have, substantially more capital, revenue, profit or other and financial resources than we have. Among other things, these advantages may allow them to: invest more in R&D, sales and marketing, and customer support; achieve greater economies of scale in manufacturing and distribution; weather market downturns longer or adapt more quickly to emerging technology developments, market trends or price declines; or precipitate market changes by introducing new or complementary technologies, reducing prices or otherwise changing their market offerings. Such competition may require us to reduce our prices, thereby lowering our margins, or to increase our costs, and this could materially and adversely affect our earnings. There is no assurance that our strategies to counteract our competitors’ advantages will succeed, and if they do not, our business or financial results could suffer as a result.

•

The AIDC industry, including the voice technology segment, is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs. Customer requirements for AIDC products evolve and technological changes in our industry occur regularly. To keep up with new customer requirements and distinguish Intermec from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is complex and uncertain. It often requires significant investments in R&D. We may not have adequate capital or resources to invest in R&D to keep pace with technological changes in our industry. Even if we make adequate investments in R&D, they may not result in products that are attractive or acceptable to our customers. New technologies, such as Vocollect’s voice technology, may also not achieve widespread acceptance or may be preempted by competing technologies. Furthermore, we may not be able to launch new or improved products before our competition launches comparable products. Any of these factors could cause our business or financial results to suffer.

•

Introduction of new products could render our existing products obsolete, which could have an adverse effect on our business or financial results. Introduction of new products or technologies by us or our competitors could render certain of our products obsolete. This could reduce sales volumes, or result in substantial excess or obsolete inventories, or both. If that were to occur, we might have to sell all or a portion of the excess or obsolete inventory at a substantial discount which may also be below the cost of making or acquiring that inventory and cause us to write off the difference. If we are unable to anticipate the obsolescence of our products or to mitigate the risk of product obsolescence, our financial results could be materially and adversely affected.

•

Our reliance on third-party distributors could adversely affect our business and financial results. In addition to offering our products and services to certain customers and resellers directly, we rely to a significant and increasing degree on our channel partners to sell our products and services to end-users. In 2010 and 2011, one distributor, ScanSource, Inc., accounted for more than 10% of our sales of Intermec-branded products. It or other distributors may account for a substantial portion of our sales of our products or services in the future. Changes in markets, customers or products, or negative developments in general economic and financial conditions and the availability of credit, may adversely affect the ability of such distributors of our products and services to bring them to market at the right time and in the right locations. In addition, our competitors’ strategic relationships with, or acquisitions of, these distributors could disrupt our relationships with them. Any such disruption could impair or delay sales of our products and services to end users and increase our costs of distribution, which could adversely affect business and financial results.

•

Use of third-party contract manufacturers, suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our business and financial results. In relying on third-party contractors to assemble most of our Intermec-branded products, we do not have direct physical control over the manufacturing process and operations. Third-party suppliers also provide the components that our contract manufacturers and Vocollect use in the final assembly of our products. Some of these components may be available only from a single source. We also outsource a number of services to third-party service providers, including certain design services, transportation and logistics, management of spare parts, and warranty service. Accordingly, our products and services could be adversely affected by, among other things, inadequate quality control of these third-party suppliers and service providers, or by their inability to design products, parts and components to our specifications, to ship product, to manage our product inventory, to meet delivery deadlines or to otherwise satisfy our customers’ needs. Failure of these third-party suppliers and service providers in any of these respects could negatively affect our customer relationships, our sales and our earnings. Failures on the part of our third-party designers could impair our ability to enhance our existing products and to introduce new products. The disruption of our supply chain could cause us to incur greater expense to purchase parts or products in short supply, to purchase quantities of these items in excess of our estimated near term requirements, or to take other steps to ensure the availability of necessary quantities that could increase our costs.

•

If Vocollect’s manufacturing process or facility is disrupted, sales of Vocollect’s products could be disrupted, and we could incur unforeseen costs or loss of revenues. Final assembly of Vocollect’s products is performed at a single location in the U.S. If the operations of that facility are disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

•

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may not generate the intended benefits, adversely affecting our competitive position or financial results. We have made and expect to continue to make acquisitions or investments to expand our suite of products and services. Our growth could be hampered if we were unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment. We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost. Furthermore, integration of new businesses or technologies into our business may have any of the following adverse effects:

•	We may have difficulty transitioning customers and other business relationships to Intermec.

•	We may lose some customer or vendor relationships due to our acquisition of competitors of those customers or vendors.

•	We may have problems unifying management following a transaction.

•	We may lose key employees from our existing or acquired businesses.

•	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.

•	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.

•	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

If we are not able to complete such acquisitions and successfully integrate them, or to complete investments and successfully realize their intended benefits, our competitive position may suffer, which could adversely affect our revenues, results of operations and earnings.

•

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations or liquidity, or on our stock price. In order to complete acquisitions or investments, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. We are required to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. We are also required to record post-closing goodwill or other long-lived asset impairment charges in the period in which they occur, which could result in a significant charge to our earnings in that period. These and other potential negative effects of an acquisition could prevent us from realizing the benefits of such transactions and have a material adverse impact on our stock price, revenues, revenue growth, balance sheet, results of operations and liquidity.

•

Our inability to successfully protect, defend or enforce our intellectual property rights could adversely affect the growth of our business and results of operations. To protect our IP portfolio, we may be required to initiate patent infringement lawsuits. IP infringement lawsuits are complex proceedings, and the results are very difficult to predict. There is no assurance that we will prevail in any or all of these cases or that we will achieve the desired outcome in terms of injunctive relief or damages or that the other parties will be able to pay the damages awarded. Adverse results in such lawsuits could give competitors the legal right to compete with us and with our licensees using technology that is similar to or the same as ours. Adverse outcomes in IP lawsuits could also reduce our royalty revenues. In some periods, IP litigation recoveries and expenses could result in large fluctuations of revenue or expenses from prior periods, increase the volatility of our financial results or have a material adverse impact on our operating profits, results of operations or net earnings.

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

•

Our inability to successfully defend ourselves from the intellectual property infringement claims of others could have an adverse effect on the growth of our business and results of operations. Our competitors, our potential competitors and other companies may have IP rights covering products and services similar to those we market and sell. These firms may try to use their IP rights to prevent us from selling some of our products, to collect royalties from us, or to deter us from enforcing our IP rights against them. Those efforts may include infringement lawsuits against us or our customers. These lawsuits are complex proceedings with uncertain outcomes. There is no assurance that we or our customers will prevail in any IP lawsuits brought against us. If the results of such litigation are adverse to us or our customers, we could be enjoined from selling and our customers could be enjoined from using our products or services and ordered to pay for past damages. We might also be required to pay future royalties or be forced to incur the cost of designing around a third party’s IP. In some periods, IP litigation expenses could result in large fluctuations from prior periods. Any of these events could increase the volatility of our financial results or have a material adverse effect on our sales, revenues, operating profits, results of operations or earnings per share.

•

Our failure to expand our IP portfolio could adversely affect the growth of our business and results of operations. Expansion of our IP portfolio is one of the available methods of developing new or improved products to grow our revenues and our profits. This involves a complex and costly set of activities with uncertain outcomes. Our ability to obtain patents and other IP can be adversely affected by insufficient inventiveness of our employees, by changes in IP laws, treaties, and regulations, and by judicial and administrative interpretations of those laws, treaties and regulations. Our ability to expand our IP portfolio could also be adversely affected by the lack of valuable IP for sale or license at affordable prices. There is no assurance that we will be able to obtain valuable IP in the jurisdictions where we and our competitors operate or that we will be able to use or license that IP or that we will be able to generate meaningful royalty revenue or profits from our IP.

•

Estimating our income tax rate is complex and subject to uncertainty. The computation of income taxes is complex, because it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under accounting principles generally accepted in the United States. The income tax expense or benefit for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections. Such financial projections are based on numerous assumptions, including the expectations of profit and loss by jurisdiction. It is difficult to accurately forecast various items that make up the projections. Examples of items that could cause variability in our income tax rate include our mix of income by jurisdiction, tax deductions for stock option expense, application of transfer pricing rules, tax audits, and changes to our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate for the year may be materially different than our estimates for interim periods. Such differences may result in material differences between our actual reported net earnings and earnings per share, and our or analysts’ estimates.

•

If we do not generate sufficient future taxable income, we may be required to recognize additional deferred tax asset valuation allowances. The value of our deferred tax assets depends, in part, on our ability to use them to offset taxable income in future years. If we are unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there are significant changes in tax laws or the tax rates or the period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets. Such an increase would result in an increase in our effective tax rate and have a negative impact on our operating results. If our future taxable income is increased, the valuation allowances for deferred tax assets may be reduced. These changes may also contribute to the volatility of our financial results.

•

Our ability to use tax credit and net operating loss carryforwards to reduce our future income tax liability could be substantially limited if we experience an “ownership change” within the meaning of Internal Revenue Code Section 382. In that event, we may be required to recognize a noncash charge to our earnings, which could be material. We have substantial tax credit and net operating loss (“NOL”) carryforwards (collectively, “Tax Attributes”) for United States federal income tax purposes that are available to reduce our future income tax liability. Under Sections 382 and 383 of the Internal Revenue Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of its Tax Attributes arising before the “ownership change.” In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the Tax Attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the IRS), subject to specified adjustments (the “Section 382 Limitation”).

The computation of percentage increases in ownership by “5% shareholders” is subject to numerous factual and legal uncertainties, and there can be no assurance that the IRS or a court will agree with our calculation. In general, we have no control over the fact or timing of acquisitions or transfers of our common stock. Furthermore, in the event an “ownership change” occurs at a time when our stock price has declined, a lower Section 382 Limitation would result, which could result in a significant portion of our Tax Attributes expiring before we could fully use them. We cannot predict whether there will be changes in the ownership of our common stock that would result in the imposition of a Section 382 Limitation. However, if such an “ownership change” were to occur, our ability to use our Tax Attributes could be substantially limited. In such a case we could be required to record a valuation allowance and take a noncash charge against our earnings to reduce our net deferred tax assets in the quarter in which the “ownership change” occurs, which could adversely affect our financial results for that quarter and for the year in question. Furthermore, our inability to fully use our Tax Attributes could result in higher tax payments, thereby reducing our cash flow.

•

If we do not comply with agreements that we have made in certain jurisdictions, we may lose favorable tax treatment that results from those agreements. In some jurisdictions in which we operate, favorable tax rates and other tax benefits are subject to our compliance with agreements that we have with relevant governmental agencies. If we are unable to satisfy the requirements of those agreements, our tax rate in those jurisdictions might increase or we might lose certain tax benefits, which could have a material adverse effect on our effective tax rate or our financial results.

•

We may have additional tax liabilities. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from IRS and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. For example, our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

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

In addition, aspects of our business are subject to a variety of U.S. and international laws regarding data privacy. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data. The issue of data privacy is an increasingly important area of public policy in various jurisdictions. The evolving regulatory environment in which we operate could adversely impact aspects of our business or the businesses of third parties on whom we depend. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue or profits. Noncompliance could result in disruptions to our business or operations, proceedings against the Company by government entities, customers or others, require changes to our business practices and lead to legal liability. Any of the foregoing factors could adversely affect our ability to sell or deliver products, maintain our work force in affected areas, or to continue or expand our operations in particular markets, which could materially and adversely impact our revenues, revenue growth, gross profit margins and results of operation.

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

•

Violations of the U.S. Foreign Corrupt Practices Act could subject us to civil or criminal liability. As a global company, we are also subject to risks that our employees, contractors, representatives or agents could conduct our operations outside the U.S. in ways that violate the U.S. Foreign Corrupt Practices Act or other similar anti-bribery laws. Although we have policies and procedures to comply with those laws, our employees, contractors, representatives and agents may take actions that violate our policies. Moreover, third-party sales representatives or other agents that help sell our products or provide other services may violate our anti-bribery policies and procedures, because it may be more difficult for us to oversee their conduct. Any such violations could result in fines and other penalties and could otherwise have a negative impact on our business.

•

Global regulation and regulatory compliance, including environmental, technological and standards setting regulations, may limit our sales or increase our costs, which could adversely impact our revenues and results of operations. We are subject to domestic and international technical and environmental standards and regulations that govern or influence the design, components or operation of our products. Such standards and regulations may also require us to pay for specified collection, recycling, treatment and disposal of past and future covered products. Our ability to sell AIDC products in a given country and the gross margins on products sold in a given country could be affected by such regulations. We are also subject to self-imposed standards setting activities sponsored by organizations such as ISO, AIM, IEEE and EPC global that provide our customers with the ability to seamlessly use our products with products from other AIDC vendors, which our customers demand. Changes in standards and regulations may be introduced at any time and with little or no time to bring products into compliance with the revised technical standard or regulation. Standards and regulations may:

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

•

We could be negatively affected by information technology system failures, network disruptions and breaches in data security. We face the risk of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, or other significant disruption of our information technology (“IT”) networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks, products and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to our customers’ data or our data. IT system failures could also result in the unintentional disclosure of Intermec’s confidential information or that of our customers and employees. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our products and services, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 870,483 square feet, of which 646,193 square feet, or 74%, are located in the United States, and 224,290 square feet, or 26%, are located outside the United States, primarily in Mexico, the Netherlands, Spain, Canada, France and Singapore.

Approximately 92,000 square feet, or 12%, of our principal plant, office and commercial floor area associated with continuing operations, is owned by us, and the balance is held under lease.

The U.S. offices associated with our continuing operations are located in the following states (in square feet):

Washington	219,685
Iowa	184,927
Ohio	97,483
Pennsylvania	76,940
Other states	67,158

Total	646,193

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations.

The foregoing information excludes the following properties:

•	Approximately 94,000 square feet held under lease, previously used for manufacturing in Everett, WA.

•	Plants or offices that, when added to all other of our plants and offices in the same city, have a total floor area of less than 10,000 square feet.

•	Facilities held under lease that we are subleasing to third parties, comprising approximately 213,000 square feet in Michigan, and Ontario, Canada.

•	Properties we own that are not used for operations and are classified as other assets as of December 31, 2011, including 228,000 square feet located in Illinois.

•	Approximately 312,000 square feet held under lease, previously used in a discontinued business located in Michigan.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, IP, commercial, and employment matters, which arise in the ordinary course of business. We do not expect the ultimate resolution of currently pending matters to be material in relation to our business, financial condition, and results of operations or liquidity. With the exception of certain cases involving the defense of our patents as described below, the external legal costs incurred in these matters are expensed.

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. If the likelihood of a successful outcome of the entire action is determined to be less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. Refer to Capitalized Legal Patent Costs in Note 1 Significant Accounting Policies of the Notes to Consolidated Financial Statements.

The December 31, 2011 balance of $7.4 million in capitalized legal patent costs disclosed in Note 13, Litigation, Commitments and Contingencies, of the Notes to Consolidated Financial Statements relates to the case Alien

Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”). In June 2006, Alien Technologies Corporation (“Alien”) sued Intermec for a declaratory judgment that Alien does not infringe certain Intermec patents relating to radio frequency identification technology (“RFID”) and that certain Intermec RFID patents are invalid; Alien’s case against Intermec does not assert any counterclaimed damages or loss against Intermec. Intermec counterclaimed against Alien for infringement related to certain of those patents. In the suit, Intermec is seeking a decision that its patents are valid and infringed by Alien. Both parties have requested reimbursement of legal fees.

In the case Intermec Technologies Corporation v. Palm, Inc., Civil Action No. 1:05-cv-00147-SLR, United States District Court for the District of Delaware (the “Palm Case”), Intermec sued Palm on May 8, 2007, seeking a ruling that specific Palm products infringe certain Intermec patents relating to systems that include handheld devices and to certain features of handheld devices. Palm counterclaimed on July 20, 2007, for infringement related to certain Palm patents relating to the operation of handheld devices. On January 18, 2012, the United States Court of Appeals for the Federal District issued a ruling in the Palm Case as to Intermec’s patents (the “Court of Appeals Decision”), affirming an earlier decision of the United States District Court for the District of Delaware, to the effect that the Intermec patents are valid but not infringed by Palm. Palm’s counterclaim against Intermec is pending in the United States District Court for the District of Delaware. Both parties have requested reimbursement of legal fees.

Refer to Note 13 Litigation, Commitments and Contingencies of Notes to Consolidated Financial Statements for information regarding the capitalized patent defense costs in the Alien Case and regarding the write off of $5.6 million of capitalized patent defense costs in connection with the Court of Appeals Decision in the Palm Case.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2011 and 2010, are as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$13.05	$9.89	$15.60	$12.67
Second Quarter	12.21	10.28	14.49	10.14
Third Quarter	11.31	6.20	12.13	9.51
Fourth Quarter	8.62	5.87	13.08	11.17

Our common stock is traded on the New York Stock Exchange under the symbol IN. As of February 22, 2012, there were approximately 8,761 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers. No cash dividends were paid during 2011 or 2010.

No shares of common stock were repurchased in the fourth quarter of 2011.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2011, with the cumulative total return for the same period of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Electronic Equipment and Instruments index. The graph assumes an investment of $100 at the beginning of the period in our common stock, in the S&P Midcap 400 Index and in the companies included in the Standard & Poor’s 1500 Electronic Equipment and Instruments index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/06	12/07	12/08	12/09	12/10	12/11
Intermec, Inc	100.00	83.68	54.72	52.99	52.16	28.27
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
S&P 1500 Electronic Equipment & Instruments	100.00	91.34	102.40	99.88	99.32	119.12

ITEM 6. SELECTED	FINANCIAL DATA

	Intermec, Inc. (in millions, except per share data) Year Ended December 31,
	2011 (b)	2010	2009	2008	2007
Operating Results:
Revenues	$848.2	$679.1	$658.2	$890.9	$849.2
Operating profit (loss) from continuing operations (a)	(6.2)	0.3	(19.4)	47.0	37.4
(Loss) earnings from continuing operations (c)	(30.8)	(5.3)	(10.8)	35.7	24.4
Loss from discontinued operations	—	—	(1.0)	—	(1.3)

Net (loss) earnings	$(30.8)	$(5.3)	$(11.8)	$35.7	$23.1

Basic (loss) earnings per share:
Continuing operations	$(0.51)	$(0.09)	$(0.17)	$0.58	$0.40
Discontinued operations	—	—	(0.02)	—	(0.02)

Net (loss) earnings per share	$(0.51)	$(0.09)	$(0.19)	$0.58	$0.38

Diluted (loss) earnings per share:
Continuing operations	$(0.51)	$(0.09)	$(0.17)	$0.58	$0.40
Discontinued operations	—	—	(0.02)	—	(0.02)

Net (loss) earnings per share	$(0.51)	$(0.09)	$(0.19)	$0.58	$0.38

(In thousands)
Shares used for basic (loss) earnings per share	60,098	61,364	61,644	61,183	60,359
Shares used for diluted (loss) earnings per share	60,098	61,364	61,644	61,658	61,163

Financial Position (at year end)
Total assets	$869.3	$749.3	$771.8	$789.9	$900.6
Working capital	$239.9	$331.5	$352.3	$371.4	$323.6
Current ratio	2.2	3.2	3.2	3.1	2.0
Long-term debt obligation	$85.0	$—	$—	$—	$—

(a)	Includes restructuring charges of $5.9 million in 2011, $2.8 million in 2010, $20.6 million in 2009 and $5.7 million in 2008.
(b)	On March 3, 2011, we completed the acquisition of Vocollect, Inc. Vocollect’s financial results are included in our condensed consolidated results, but only for periods after the closing date of the acquisition.
(c)	For the year ended December 31, 2011, a valuation allowance was required against a portion of our US deferred tax assets and we recorded an increase of $20.9 million in our valuation allowance. This increase was reflected as an expense in the fourth quarter of 2011. There were no similar charges in any of the other years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto that are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

Overview

Intermec is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout the world, and are particularly well suited for challenging or harsh environments where mobility, reliability and durability are important. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. Due to our acquisition of Vocollect, our products now include wearable voice data collection devices and related software. We also offer a variety of services related to our product offerings. Refer to Item 1 Business for detail about our products and services. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and repair services.

Our strategy is to provide mobile business solutions that help our customers improve workflow performance increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position in the AIDC industry through vertical market expertise, a solutions orientation and customer and partner intimacy. We also seek to grow our business by targeting the most attractive vertical markets, increasing our marketing activities, expanding our channel, adding software and managed services to our offerings and introducing innovative new products.

We believe that Intermec demonstrated substantial progress on these initiatives in 2011. Our global presence is expanding, as demonstrated by strong international sales for the year. The volume of sales through indirect sales channels also grew in 2011, expanding our sales reach. Product introductions in 2011 reinforced our broad product portfolio, which showed significant growth in particular product categories. Acquisitions in 2011 are accelerating our evolution in important ways, contributing to revenues and expanding the solutions we offer our customers. Lastly, our gross margins improved through the year, both with and without including our acquired businesses.

In March 2011, we completed the acquisition of Vocollect, Inc., the leading provider of voice-directed workflow solutions for mobile workers worldwide. Vocollect’s financial results are included in our condensed consolidated results, but only for periods after the closing date of the acquisition. We are reporting Vocollect products and services as a reportable segment, Voice solutions.

Additional information about the following business highlights may be found in this Management’s Discussion and Analysis.

•

Total 2011 revenues were $848.2 million, including our acquired businesses. Our 2011 revenues outside of North America improved considerably as compared with 2010. This was primarily due to the positive effect of revenues from the Vocollect business, organic growth and the favorable impact of foreign currency conversion rates. North America revenues increased in 2011, over 2010, primarily due to the positive effect of revenues from the Vocollect business. We anticipate continued growth in 2012 in international revenue and in North America revenue. However, volatility in global economic conditions could negatively affect our ability to grow revenues as we intend.

•

In 2011, revenue in our Intermec-branded product segment, including Systems and solutions and Printer and media, grew as compared with 2010, primarily due to increased Systems and solutions sales across all regions. Service sales increased in 2011, over 2010, primarily due to revenues from Enterprise Mobile acquired in March 2011. We anticipate continued growth in each of our segments in 2012.

•

Gross margins improved in 2011 as compared with 2010 due to the addition of the Voice solutions segment as well as an overall favorable product mix. We intend to improve gross margins again in 2012 through a combination of favorable sales mix and higher product volumes which we believe can more than offset competitive pricing pressure and unfavorable currency translation adjustments.

•

In 2011, our research and development (“R&D”) expense (net of R&D tax credits) was 10.0% of gross revenue as compared with 10.2% of gross revenue in 2010. This reflects the continued importance of new releases in our major product lines as well as an increase in the pace of innovation required in the mobile computing part of our business. We expect slightly lower levels of R&D expense in 2012 as we plan to have more efficient spending and cost control.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•

In 2011, we invested in sales and marketing initiatives, with the result that our selling, general and administrative (“SG&A”) expense was 29.5% of gross revenue as compared with 27.3% of gross revenue in 2010. We expect a modest increase in the sales and marketing portion of SG&A expense again in 2012 to expand our sales capacity and productivity.

We experienced certain significant non-cash charges in the fourth quarter of 2011, which are discussed more fully below. The largest among these included an increase in a valuation allowance against deferred tax assets, the expense of previously-capitalized legal fees in patent litigation, and impairment of the value of undeveloped real estate held for sale. These non-cash charges had the effect of reducing our earnings for the quarter and for the full year.

We plan to remain focused on the execution of our strategy providing leading mobile AIDC solutions for fast-moving businesses in many industries worldwide. This will primarily involve organic activities such as increased marketing and sales efforts, channel partner expansion and the introduction of new and innovative hardware, software and services. As we have in the past, we also intend to pursue mergers, acquisitions or joint ventures when we believe they are appropriate methods of executing our strategy. During the past three-year period, we have invested in programs that would benefit future periods, such as streamlining our product manufacturing and supply chain operations, expanding and refining our sales channel, implementing a new global enterprise resource planning (ERP) system and developing products and services that will effectively support our strategy. We have also reduced our operating cost structure over the past three years, and we expect to rigorously pursue continuing improvements in operational efficiency and cost reduction going forward.

In 2011, we took advantage of our strong financial position to acquire exciting businesses that expand our solutions vision and enhance our total offerings. We believe these initiatives have positioned us to take advantage of regions and markets with improving economic conditions and other opportunities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion compares our historical results of operations for the years ended December 31, 2011, 2010 and 2009. The results of operations and percentage of revenues were as follows (in millions, except for per share data):

	Year Ended December 31,
	2011		2010		2009
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Revenues	$848.2		$679.1		$658.2
Costs and expenses:
Cost of revenue	501.4	59.1%	421.5	62.1%	409.6	62.2%
Research and development	84.4	10.0%	69.5	10.2%	59.6	9.1%
Selling, general and administrative	250.2	29.5%	185.1	27.3%	187.8	28.5%
Acquisition costs	6.0	0.7%	—	0.0%	—	0.0%
Capitalized legal fees charge	5.6	0.7%	—	0.0%	—	0.0%
Gain (loss) on intellectual property sales	—	0.0%	(3.1)	-0.5%	—	0.0%
Restructuring charges	5.9	0.7%	2.8	0.4%	20.6	3.1%
Impairment of property, plant and equipment	0.9	0.1%	3.0	0.4%	—	0.0%

Total costs and expenses	854.4	100.7%	678.8	100.0%	677.6	102.9%
Operating profit (loss) from continuing operations	(6.2)	-0.7%	0.3	0.0%	(19.4)	-2.9%
Interest, net	(2.2)	-0.3%	(0.1)	0.0%	0.3	0.0%

Earnings (loss) from continuing operations before income taxes	(8.4)	-1.0%	0.2	0.0	(19.1)	-2.9%
Income tax expense (benefit)	22.3	2.6%	5.5	0.8%	(8.3)	-1.3%

Loss from continuing operations, net of tax	(30.7)	-3.6%	(5.3)	-0.8%	(10.8)	-1.6%
Loss from discontinued operations, net of tax	—	0.0%	—	0.0%	(1.0)	-0.2%

Net loss	$(30.7)	-3.6%	$(5.3)	-0.8%	$(11.8)	-1.8%

Basic loss per share:
Continuing operations	$(0.51)		$(0.09)		$(0.17)
Discontinued operations	—		—		(0.02)

Net loss per share	$(0.51)		$(0.09)		$(0.19)

Diluted loss per share:
Continuing operations	$(0.51)		$(0.09)		$(0.17)
Discontinued operations	—		—		(0.02)

Net loss per share	$(0.51)		$(0.09)		$(0.19)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, as well as the year-over-year product and service revenue changes were as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category
Intermec branded:
Systems and solutions	$423.4	49.9%	$381.6	56.2%	$368.2	55.9%
Printer and media	175.5	20.7%	163.6	24.1%	151.4	23.0%
Services	143.1	16.9%	133.9	19.7%	138.6	21.1%
Voice solutions	106.2	12.5%	—	0.0%	—	0.0%

Total revenues	$848.2	100.0%	$679.1	100.0%	$658.2	100.0%

	2011 v. 2010		2010 v. 2009
	Amount	Percent	Amount	Percent
Changes in revenues by category:
Intermec branded:
Systems and solutions	$41.8	11.0%	$13.4	3.6%
Printer and media	11.9	7.2%	12.2	8.1%
Services	9.2	6.8%	(4.7)	-3.4%
Voice solutions	106.2	100.0%	—	0.0%

Total revenues	$169.1	24.9%	$20.9	3.2%

We sell our products and services in four global regions: North America; Europe, the Middle East and Africa (“EMEA”); Latin America and Mexico (“LATAM”); and Asia Pacific (“ASIAPAC”). Revenues by geographic region and as a percentage of related revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, as well as the year-over-year geographic region revenue changes were as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$408.3	48.1%	$344.1	50.7%	$373.2	56.7%
Europe, Middle East and Africa
(EMEA)	275.4	32.5%	213.0	31.4%	186.8	28.4%
Latin America and Mexico
(LATAM)	102.6	12.1%	76.2	11.2%	63.5	9.6%
Asia Pacific (ASIAPAC)	61.9	7.3%	45.8	6.7%	34.7	5.3%

Total revenues	$848.2	100.0%	$679.1	100.0%	$658.2	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2011 v. 2010		2010 v. 2009
	Amount	Percent	Amount	Percent
Changes in revenues by geographic region:
North America	$64.2	18.6%	$(29.1)	-7.8%
Europe, Middle East and Africa (EMEA)	62.4	29.3%	26.2	14.0%
Latin America and Mexico (LATAM)	26.4	34.6%	12.7	20.0%
Asia Pacific (ASIAPAC)	16.1	35.2%	11.1	32.0%

Total revenues	$169.1	24.9%	$20.9	3.2%

Intermec-branded product revenues of $598.9 million for the year ended December 31, 2011, increased $53.6 million, or 9.8%, compared to 2010. The growth in our 2011 Intermec-branded product revenues was due to a $41.8 million, or 11.0%, increase in sales of systems and solutions products and $11.9 million, or 7.2%, increase in sales of printer and media products. The increase in printer and media products revenues was primarily driven by an increase in our sales to distribution channel partners, and the increase in systems and solutions products revenues was primarily related to increased product volumes. Increased sales in LATAM market contributed the most of any region to the growth in both the printer and media and systems and solution product lines.

Intermec-branded service revenues of $143.1 million for the year ended December 31, 2011, increased $9.2 million, or 6.8%, compared to 2010. The increase in Intermec-branded service revenues was driven by service revenue from the Enterprise Mobile acquisition in March 2011, partially offset by a year-over-year decline in service revenue from U.S. federal government customers.

Geographically, revenues in North America for the year ended December 31, 2011, increased by $64.2 million, or 18.6%, while revenues in EMEA, LATAM and ASIAPAC increased by $62.4 million, or 29.3%, by $26.4 million or 34.6% and by $16.1 million, or 35.2%, respectively, compared to 2010. The increase in North America revenues in 2011 was attributable to sales related to companies acquired in 2011, partially offset by decreased sales of Intermec-branded printer, media and RFID products. The increase in EMEA revenues in 2011 was related to growth in our overall business and sales related to companies acquired in 2011 and changes in foreign currency conversion rates that favorably impacted EMEA revenues by $8.6 million, or 4.5%, as compared to the foreign currency exchange rates experienced in 2010. Across all regions, the favorable impact of foreign currency rates as compared to the foreign currency exchange rates experienced in 2010 was $10.4 million, or 1.5%. The increase in LATAM revenue was primarily attributable to continued expansion of Intermec-branded product sales to existing customers. The increase in ASIAPAC was primarily attributable to continued growth in the markets we serve across multiple product lines.

Intermec-branded product revenues of $545.2 million for the year ended December 31, 2010, increased $25.6 million, or 4.9%, compared to 2009. The growth in 2010 product revenues reflects a $12.2 million, or 8.1%, increase in sales of printer and media products, and a $13.4 million, or 3.6%, increase in sales of systems and solutions products. The increase in printer and media products revenues was primarily driven by an increase in our sales to distribution channel partners, and the increase in systems and solutions products revenues was primarily related to increased product volumes.

Intermec-branded service revenues of $133.9 million for the year ended December 31, 2010, were down $4.7 million, or 3.4%, compared to 2009. The decrease in Intermec-branded service revenues was primarily driven by a decline in U.S. federal government business.

Geographically, revenues in North America for the year ended December 31, 2010, decreased by $29.1 million, or 7.8%, while revenues in EMEA, LATAM and ASIAPAC combined increased by $26.2 million, or 14.0%, and $23.8 million, or 24.2%, respectively, compared to 2009. The reduction in North America revenues in 2010 was primarily attributable to a decline in U.S. federal government business, which was partially offset by an increase in sales revenues to commercial customers. The increase in EMEA revenues in 2010 was primarily related to growth in our overall business, partially offset by the changes in foreign currency conversion rates that unfavorably impacted EMEA revenues by $8.9 million, or 4.8%, as compared to the foreign currency exchange rates in 2009. Across all regions, the unfavorable impact of foreign currency rates as compared to the foreign currency exchange rates in 2009 was $2.3 million, or 0.9%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment Gross Profit

Segment gross profit and segment gross margin by revenue category for the years ended December 31, 2011, 2010 and 2009, were as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$238.2	39.8%	$207.2	38.0%	$188.5	36.3%
Intermec-branded services	47.8	33.4%	50.4	37.6%	60.1	43.3%
Voice solutions	60.7	57.2%	—	0.0%	—	0.0%

Total gross profit and gross margin	$346.7	40.9%	$257.6	37.9%	$248.6	37.8%

Total gross profit for the year ended December 31, 2011, increased $89.1 million and the total gross margin increased by 300 basis points compared to 2010. The increase in total gross profit reflects a $31.0 million, or 180 basis points, increase in gross profit for the Intermec-branded products segment and incremental gross profit on our acquired Voice solutions in our sales mix, partially offset by a $2.6 million, or 420 basis points, decrease in gross profit for the Intermec-branded service segment. The increase in 2011 product gross profit and gross margin was primarily due to an increased volume of product sales including acquisitions and favorable product mix.

The decrease in Intermec-branded service gross profit and gross margin for the year ended December 31, 2011, was mainly attributable to lower services sales to our North America customers, lower initial margins from our acquired managed services focused businesses and one-time costs associated with our transition to an outsourcing supplier in EMEA, which are not included in restructuring costs.

Total gross profit for the year ended December 31, 2010, increased $9.0 million and the total gross margin increased by 10 basis points compared to 2009. The increase in total gross profit was due to an $18.7 million, or 170 basis points, increase in gross profit for the product segment, partially offset by a $9.7 million, or 570 basis points, decrease in gross profit for the service segment. The increase in 2010 product gross profit and gross margin was primarily due to increased volume of product sales and more favorable product mix.

The decrease in Intermec-branded service gross profit and gross margin for the year ended December 31, 2010 was mainly attributable to the decline in U.S. federal government business.

Research and Development Expense, Net (In millions)

	Year Ended December 31,
	2011		2010		2009
	Amount	Change from prior year	Amount	Change from prior year	Amount
Research and development expense, net	$84.4	$14.9	$69.5	$9.9	$59.6

R&D expense increased $14.9 million, or 21.4%, for the year ended December 31, 2011, compared to 2010. This increase in R&D expense was due to $18.8 million related to the Vocollect acquisition, partially offset by lower expenditures in 2011 driven by efficiency initiatives in the Intermec-branded products business.

R&D expense increased $9.9 million, or 16.6%, for the year ended December 31, 2010, compared to 2009. This increase in R&D expense was due to increased R&D investment for new product development and release.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense (In millions)

	Year Ended December 31,
	2011		2010		2009
	Amount	Change from prior year	Amount	Change from prior year	Amount
Selling, general and administrative expense	$250.3	$65.2	$185.1	$(2.8)	$187.9

SG&A expense increased $65.2 million, or 35.2%, for the year ended December 31, 2011 compared to 2010. The increase was primarily attributable to $41.9 million of costs associated with the Vocollect business we acquired, increased investment in our sales and marketing organization, an ERP system implementation in EMEA and increased incentive compensation.

Selling, general and administrative (“SG&A”) expense decreased $2.8 million, or 1.5%, for the year ended December 31, 2010 compared to 2009. The decrease was primarily attributable to an allocation of shared service costs that were captured in SG&A in 2009, but allocated to R&D and Costs of Revenues in 2010.

Acquisition Costs

The acquisition costs of $6.0 million for the year ended 2011 consists of transaction related fees such as investment banking, legal and audit fees, along with integration, retention and transition costs that relate to the acquisitions made in the first quarter of the year. There were no similar transactions in the preceding two years.

Capitalized Legal Fees Charge

The write-off of capitalized patent defense costs of $5.6 million for the year ended 2011 relate to legal costs capitalized between 2007 and 2011 attributable to a patent lawsuit.

There were no similar transactions in the preceding two years.

Refer to Note 13 Litigation, Commitments and Contingencies, for more information about this charge taken for the year 2011, and about other capitalized patent defense costs reflected on our balance sheet.

Gain on Intellectual Property Sales

In 2010, we recorded $3.1 million of gains on intellectual property sales, net of commissions, as a result of sales of certain patents to unrelated parties for the year ended December 31, 2010. There were no similar gains reported in 2011 or 2009. From time to time we may seek to monetize patents or other intellectual property when doing so is not inconsistent with our business strategies. The timing and amount of proceeds we may realize from these efforts is not readily foreseeable.

Restructuring Charges

In May 2011, we committed to a business restructuring plan intended to reduce our operating cost structure. Under this business restructuring plan we reduced our non-U.S. headcount in our service depot and support operations. The total pre-tax restructuring costs for this plan were $5.9 million, including employee termination costs of $5.4 million, and other transitional costs of $0.5 million. We recorded all of these charges in 2011.

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

$20.6 and $2.8 million of the restructuring charges in 2009 and 2010, respectively. As of December 31, 2010, all restructuring related charges had been recorded, and substantially all of the severance-related and periodic transitional costs were cash expenditures.

Impairment of Property, Plant and Equipment

We recorded a $0.9 million impairment charge for the year ended December 31, 2011, as a result of a write-down in the value of vacant land held for sale. We recorded a $3.0 million impairment charge for the year ended December 31, 2010, as a result of a write-down of a real estate asset prior to its sale in the fourth quarter of 2010. There were no similar charges in 2009.

Interest, net (In millions)

	Year Ended December 31,
	2011		2010		2009
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest, net	$(2.2)	$(2.1)	$(0.1)	$(0.4)	$0.3

Net interest expense increased in 2011 compared to the prior year, primarily due to the addition of interest paid on borrowings used to finance our acquisitions in 2011 under our Revolving Credit Facility.

Net interest expense of $0.1 million for the year ended December 31, 2010, unfavorably impacted pre-tax earnings by $0.4 million compared to net interest income of $0.3 million in 2009. While we had no external debt we incurred interest expense on cash advances against the value of certain corporate owned life insurance policies. In 2010 this interest expense was slightly greater than interest income earned on cash and investments due to lower average interest rates.

Income tax expense (benefit) (In millions)

	Year Ended December 31,
	2011		2010		2009
	Amount	Change from prior year	Amount	Change from prior year	Amount
Income tax expense (benefit)	$22.3	$16.8	$5.5	$13.8	$(8.3)

We are required to assess quarterly, the recoverability of our deferred tax assets based on a “more likely than not” basis. Management considers all evidence available for the recovery of the assets, which includes the following in the order of their persuasiveness: i) future taxable temporary differences; ii) loss carry back availability; iii) tax planning strategies; and iv) expected future operating income. Consistent with the guidance under ASC 740, when a company has incurred cumulative pretax losses for a three-year period, it is more difficult to rely upon expected future operating income as sufficient evidence for recovery of its deferred tax assets. In the fourth quarter of 2011, in the U.S., we moved from a cumulative profit position to a cumulative loss position for the most recent three-year period ended December 31, 2011. Accordingly, we used the average adjusted U.S. profitability over the previous three years to conclude that a valuation allowance was required against a portion of our US deferred tax assets and we recorded an increase of $20.9 million in our valuation allowance during the year ended December 31, 2011 that was reflected as an expense in the fourth quarter of 2011. In addition we had net operating losses in certain foreign operations against which we recorded valuation reserves totaling $1.6 million until a stronger history of profits in those jurisdictions is realized. This increase was reflected as an expense in the year ended December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our effective tax rate from continuing operations for 2011 is higher than the U.S. statutory rate of 35% due primarily to the valuation allowances reserves discussed above and our mix and levels of taxable income between jurisdictions. In 2011, our foreign earnings in Singapore were relatively higher than 2010 and subject to tax at a 5% tax rate, which had a beneficial impact to our tax rate.

As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary in Singapore. In 2011 and 2010 we recorded a non-cash tax expense of approximately $4.1 million each year to establish a Singapore headquarters for our supply chain operations and foreign sales activities. This is a recurring item regardless of the amount of income from operations, and will be a tax expense of approximately $4.1 million tax expense annually through 2017. We expect to license non-U.S. intellectual property and exploitation rights from our recently acquired businesses to our Singapore subsidiary.

In the normal course of our business, we seek lawful, tax efficient means of managing our income tax expense. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for further information on income taxes.

Foreign Currency Transactions and Effect of Foreign Exchange Rates

We are subject to the effects of currency fluctuations due to the global nature of our operations. Currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in foreign exchange rates, net of hedging activities, resulted in net foreign currency transaction losses of $2.5 million, $0.9 million, and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For fiscal year 2011, our operations derived approximately 42.9% of revenues from non-U.S. customers. At December 31, 2011, long-lived assets attributable to countries outside of the U.S. comprised 5% of total long-lived assets. The largest components of these assets are attributable to Singapore.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations and borrowings under our revolving credit facility. At December 31, 2011, $17.0 million of our cash is designated as offshore working capital not available for US operations. Although our remaining cash is available for U.S. operations, a portion is permanently reinvested in foreign jurisdictions. We do not intend to repatriate the permanently reinvested portion of our cash. However, if we were to do so, under currently applicable tax laws we would incur tax of approximately $4.0 million.

Cash Flow Summary

The following discussion reflects the effects of the immaterial restatement presented in Note 1 of the Notes to the Consolidated Financial Statements. Our cash flows are summarized in the following table (in millions):

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities in continuing operations	$14.3	$21.8	$24.0
Net cash provided by (used in) investing activities in continuing operations	(215.8)	18.2	(49.8)
Net cash provided by (used in) financing activities in continuing operations	77.2	(18.2)	2.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2011, cash, cash equivalents and short-term investments totaled $95.3 million, a decrease of $133.0 million compared to the December 31, 2010 balance of $228.3 million. The decrease in cash is primarily due to cash used for the acquisition of Vocollect and an increase in inventory, accounts receivable and capital expenditures, partially offset by proceeds from the borrowing of debt. The increase in inventory reflects additional units being shipped via ocean freight to reduce freight costs and a ramp up of new products.

Cash provided by operating activities consisted of net losses adjusted for non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities from continuing operations in the year ended December, 31, 2011, was $14.3 million and consisted of a net loss of $30.8 million, adjustments for non-cash items of $55.0 million and cash used in working capital and other activities of $9.9 million. Cash provided by operating activities from continuing operations in the year ended December, 31, 2010, was $21.8 million and consisted of a net loss of $5.3 million, adjustments for non-cash items of $18.0 million and cash provided by working capital and other activities of $9.1 million. Operating activities in 2010 provided lower cash flows compared to 2009, primarily due to an increase in accounts receivable as a result of higher revenue. In 2009, the $24.0 million of cash provided by operating activities was primarily due to cash provided by working capital and other activities of $25.8 million mainly due to volume driven decreases in accounts receivable and our efforts in inventory reduction, partially offset by cash payments for restructuring activities.

Investing activities for the year ended December 31, 2011, used cash of $215.8 million primarily due to the acquisitions of Vocollect and Enterprise Mobile and capital expenditures of $19.6 million, partially offset by the conversion of short-term investments to cash. In 2010, investing activities provided $18.2 million of cash primarily due to sales of investments of $36.7 million, partially offset by capital expenditures of $14.3 million. In 2009, investing activities of continuing operations used $49.8 million of cash primarily due to our purchase of short-term investments of $35.8 million and capital expenditures of $11.0 million.

Financing activities for the year ended December 31, 2011, provided cash of $77.2 million primarily related to incurring debt of $139.0 million, offset by a $54.0 million repayment of debt and a repurchase of our common stock of $10.0 million. Financing activities for the year ended December 31, 2010, used cash of $18.2 million primarily related to the repurchase of our common stock of $20.0 million, partially offset by the issuance of stock under the Employee Stock Purchase Plan and exercised stock options. Financing activities in 2009 provided cash of $2.2 million, related primarily to the issuance of stock under our Employee Stock Purchase Plan and exercised stock options.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “Revolving Facility”) with a maximum amount available of $150.0 million at December 31, 2011. Refer to Note 3, Revolving Credit Facility, of the Notes to Consolidated Financial Statements for additional information regarding the terms of the Revolving Facility.

As discussed in Note 14, Acquisitions and Goodwill, of the Notes to the Consolidated Financial Statements, on January 15, 2011, we entered into an Agreement and Plan of Merger with Vocollect (the “Merger Agreement”) pursuant to which we acquired all of the outstanding shares of capital stock of Vocollect. In connection with entering into the Merger Agreement we converted the Revolving Facility into a $100 million, three-year, secured revolving credit facility, upon closing the merger on March 3, 2011. On December 21, 2011, we further amended the Revolving Facility to expand our borrowing capacity to $150 million and extend the term of the arrangement to December 31, 2014. In connection with completion of its procedures for closing its financial records for the quarter and year ended December 31, 2011, we determined that, effective on that date, we were not in compliance with certain of our covenants under the Revolving Facility, due in part to the tax valuation allowance and write-off of patent defense costs that were recorded as charges to the fourth quarter. Accordingly, on February 2, 2012, we amended our Revolving Facility to modify the net income covenant to allow for these

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

noncash charges recorded in the fourth quarter of 2011. The Revolving Facility was used to finance a portion of the Merger, to finance our working capital requirements, for letters of credit, and for general corporate purposes.

During 2011, our average borrowings outstanding subsequent to the Vocollect acquisition were $90.8 million. At December 31, 2011, we had borrowing capacity of $63.5 million, borrowings of $85 million and $1.5 million of letters of credit outstanding under the Revolving Facility. After considering the February 2, 2012 amendment, we were in compliance with the financial covenants of the Revolving Facility at December 31, 2011.

The key terms of the facility are set forth in Note 3, Revolving Credit Facility, of the Notes to Consolidated Financial Statements. They include financial covenants related to our tangible net worth, annual net income after taxes, quarterly adjusted net income before taxes, a maximum debt to EBITDA ratio (as defined in the Revolving Facility) and asset coverage ratio. For 2012 and 2013, the net income covenant required $15 million of net income annually. The quarterly adjusted net income before tax covenant also requires $15 million of pretax income for four quarters; however, adjustments are allowed for certain noncash charges and acquisition related integration costs. We expect to remain in compliance with these and other covenants for the next twelve months. However, as illustrated by the charges recorded in the fourth quarter of 2011, unanticipated accounting charges and expenses can adversely affect our compliance with these covenants. If an event of default occurs, the Bank may accelerate payment amounts due under the facility at its option, the Bank’s obligation to extend further credit will cease and the Bank may exercise its rights with respect to (i) assets of certain domestic subsidiaries, (ii) the pledges of equity in certain of our domestic and foreign subsidiaries, and (iii) the guaranties of payment obligations from certain of our domestic subsidiaries.

We believe the company will be in compliance with the financial covenants for the next twelve months. Refer to “Risk Factors” for further discussion of the risks of noncompliance with the requirements of the credit facility.

We believe that cash, cash equivalents, and short-term investments combined with projected cash flows from operations and funds available from the Revolving Facility noted above will provide adequate funding to meet our expected working capital, capital expenditure, and pension contribution requirements for the next twelve months. From time to time, we may look for potential acquisition targets for growth opportunities within our market, or to expand into new markets, which we believe can be funded with a combination of cash on hand, projected cash flows from operations and additional financing.

The business restructuring plan that we committed to in April 2009 reduced our workforce and resulted in the curtailment of pension benefits to the terminated employees who were participants in our U.S. pension plans. Additionally, on December 31, 2009, we announced the decision to amend our pension plans and freeze the remainder of our U.S. pension plans effective February 28, 2010. These actions are expected to reduce our future pension benefits cost. We are required to make minimum funding for these plans under the Employee Retirement Income Security Act of 1974 (“ERISA”) or other rules governing funding of pension plans. We may also make discretionary contributions to fund these plans in future years. We anticipate contributing approximately $12.9 million to our pension plans in 2012.

During the year ended December 31, 2011, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization by our Board of Directors. We repurchased 936,535 shares of our outstanding common stock at an average price of $10.68 per share under these share repurchase agreements.

We may continue to engage in future share repurchases up to our remaining board authorization of $45 million. The number of shares and the timing of any share repurchases will depend on factors such as the stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities.

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

Contractual Obligations

The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2011 (in millions). The table does not include amounts recorded on our consolidated balance sheet as current liabilities.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$42.1	$14.4	$19.6	$6.2	$1.9
Purchase commitments	31.8	—	28.2	3.6	—
Pension and other postretirement cash funding requirements	128.2	8.8	32.4	31.0	56.0

Total contractual obligations	$202.1	$23.2	$80.2	$40.8	$57.9

Operating leases are discussed in Note 13, Litigation, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. Pension and other postretirement plans are discussed in Note 12, Pension and Other Postretirement Benefit Plans, of the Notes to the Consolidated Financial Statements.

Purchase orders or contracts for the purchase of finished goods or raw materials or other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as certain purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on current manufacturing or service contract needs and are typically fulfilled by vendors within short time horizons, but may represent an estimated annual spend or authorization with actual orders placed as spending is required.

We have requirements to provide minimum funding for our pension and other postretirement benefits plans under ERISA regulations, which are reflected in the table above. We may make future discretionary contributions to the extent such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. We expect to contribute approximately $11.7 and $1.2 million to our U.S. and non-U.S. pension plans, respectively, in 2012. See Note 12, Pension and Other Postretirement Benefit Plans, of the Notes to the Consolidated Financial Statements for details.

Our liability for unrecognized tax benefits of $24.3 million at December 31, 2011, has been omitted from the table above, because we cannot determine with certainty when this liability will be settled. We expect to fund these contractual obligations with our existing cash, cash equivalents, short-term investments and cash flows from operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In January 2012, we entered into a new long term lease for real estate to support ongoing operations that would have increased the commitments in the above contractual obligations table had it been signed at December 31, 2011 by the following amounts (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$25.0	$—	$2.6	$3.0	$19.4

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain indemnification and reimbursement agreements. For discussion of these arrangements, see Note 13, Litigation, Commitments and Contingencies, to our consolidated financial statements.

Critical Accounting Policies and Estimates

We believe that the following critical accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For Intermec-branded products we infrequently enter into multiple-element arrangements with our customers, and these sales may include deliverables such as hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, we apply the provisions of multiple elements accounting to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and we elected prospective adoption at the beginning of the first quarter of 2011. These new accounting principles do not generally change the units of accounting for our revenue transactions. We sell products with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

support specific to the software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.

Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions, which are deferred until delivery occurs.

Revenue Recognition – Voice solutions. For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals and software, accessories, hardware and support and consulting services. The majority of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value, if available, or third party evidence (“TPE”) of its value if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Revenue is recognized when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Management performs an analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor product selling prices are on a standalone basis.

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

Inventory Obsolescence. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that are not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, or there are technology or design changes, additional inventory reserves or write-downs could be required, which would negatively impact our gross margin. Likewise, favorable future demand and market conditions, and/or technology or design changes, could positively impact future operating results if previously reserved or written-down inventory is sold. Management regularly evaluates market and technology conditions and design changes to ensure that our reserves are adequate.

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

Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2011, we had deferred tax assets of $254.0 million, which include $33.4 million of general business credit carry-forwards and $48.1 million of foreign tax credit carry-forwards with expiration dates ranging from 2016 through 2031. The remainder of our deferred tax assets consist of tax timing items including postretirement obligations, deferred revenue and capitalized R&D expenses. Our valuation allowance against these net deferred tax assets is $29.0 million. In analyzing utilization of our deferred tax assets, we consider in the following in the order of their persuasiveness: 1) future taxable temporary differences, ii) loss carry back availability, iii) prudent and feasible tax planning strategies; and iv) expected future operating income and the mix of these earnings in the jurisdictions in which we operate. When a Company has incurred cumulative pretax losses for a three year period, it is more difficult to rely upon expected future operating income as sufficient evidence for recoverability of its deferred tax assets. In the fourth quarter of 2011, the U.S. jurisdiction moved to a cumulative loss for the most recent three year period ended December 31, 2011. In assessing the most objective and verifiable evidence, we used the average adjusted profitability over the previous three years to conclude that an incremental $20.9 million valuation allowance was required against a portion of our U.S. deferred tax assets. This was after considering all evidence available including future taxable temporary differences and tax planning strategies. To the extent the U.S. business were to generate less profitability than the average historical adjusted profitability in that jurisdiction, an adjustment to increase the valuation allowance and record additional tax expense would be required in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets, for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period such determination is made.

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

Pension and Other Postretirement Benefits. We have qualified and nonqualified pension plans that cover some of our employees. Our U.S. qualified pension plan and U.S. nonqualified plans were fully frozen effective February 28, 2010 and December 31, 2009, respectively. Annual employer contributions are made to the extent such contributions are actuarially determined to be required in order to adequately fund the plans. We expect to contribute approximately $11.7 and $1.2 million to our U.S. and non-U.S. pension plans, respectively, in 2012.

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

The rate used to discount future cash flows of benefit obligations back to the measurement date reflects the market rate for high-quality, fixed-income debt instruments. The weighted average discount rates for our domestic and foreign plans as of December 31, 2011, were 4.65% and 4.63%, respectively, compared to 5.43% and 5.13% as of December 31, 2010. The decrease in the discount rate used for domestic plans reflects lower interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $22.7 million and would decrease expense by $1.4 million. The expected return on plan assets is based on the market-related value of assets. For the market-related value of assets, a calculated basis is used to reflect a smoothed actuarial value of assets, equal to a moving average of market values in which investment income is recognized over a five-year period for U.S. plans and a three-year period for non-U.S. plans. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. The weighted average expected long-term rate of return for our domestic and foreign plans was 7.75% and 5.29%, respectively. A one-half percentage point decrease in the expected long-term rate of return would result in an increase in our net periodic pension cost of $0.9 million. Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 4.30% and 5.00% at December 31, 2011, and 2010, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2011 was 8.70% and is projected to decrease over seventeen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation would result in an increase or decrease of approximately $0.1 million.

The difference between actual amounts and estimates based on actuarial assumptions is recognized in other comprehensive income (loss) in the period in which they occur. See Note 12, Pension and other Postretirement Benefit Plans, of the Notes to the Consolidated Financial Statements for details.

Goodwill

We review our goodwill for impairment annually in November or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we will perform a two-part impairment test. In the first step we determine the fair value of each reporting unit and compare it to the book value. If the book value exceeds the fair value, we perform a second step to value the identifiable assets and liabilities of the reporting unit and determine goodwill as the residual amount. We would record an impairment charge to the extent that the carrying amount of goodwill exceeds its fair value.

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded service, and Voice Solutions. Intermec-branded products have no goodwill, Intermec-branded services and Voice Solutions each comprise two reporting units. Intermec-branded services two reporting units are: Core Service and Integrated Global Services (“IGS”). Voice Solutions contains the Vocollect Supply Chain and Vocollect Healthcare reporting units.

In the third quarter of 2011, we determined that certain economic circumstances had changed sufficiently to require an interim impairment testing of goodwill. Specifically, stock market indices declined suddenly and significantly in August 2011 and had only recovered minimally by the end of the quarter. We completed our interim test for impairment of goodwill as of October 2, 2011 and determined goodwill was not impaired.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Subsequently, we completed our annual impairment test at November 30, 2011 and determined that our goodwill was not impaired.

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

We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of Intermec and other public companies in our industry and associates implied enterprise fair values, projected industry trends and investment analyst reports on us and other public companies in our industry, and information regarding recent acquisitions in our industry.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is required to be adopted in January 2012 and is to be applied retrospectively. We anticipate that the adoption of this standard will require either changes to our current financial statements or the addition of an incremental statement. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance is required to be adopted in January 2012. We anticipate that the adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to potentially simplify the assessment for goodwill impairment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rates: Due to our global operations, our cash flow and earnings are exposed to risk based on movements in foreign exchange rates. We conduct business in approximately 98 countries and generally invoice customers in their local currency, resulting in a foreign currency denominated revenue transaction and accounts receivable balance. Our subsidiaries also purchase certain raw materials and other items in local currencies.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent movement in currency exchange rates applied to the exposure described above. As of December 31, 2011, the analysis indicated that if our hedges of exchange exposure were not in place, such market movements would have an impact of approximately $14.3 million on our results of operations. The actual gains or losses in the future may differ significantly from that analysis, if changes in the timing and amount of currency exchange rate movements and our hedging activities are different from 2011.

During the year ended December 31, 2011, $525.2 million or 62%, of our sales were denominated in U.S. dollars, $152.9 million, or 18%, were denominated in Euros, $64.9 million, or 8%, were denominated in British pounds, and $105.2 million, or 12%, were denominated in other foreign currencies. Fluctuations in foreign currency translation rates positively impacted our sales by approximately $10.4 million in 2011, in comparison to 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting does not include the internal controls of Vocollect, Inc. which was acquired in March 2011, and are included in our 2011 consolidated financial statements. Total assets and total sales of Vocollect were $235.0 and $106.2 million, respectively, and represented 27.0% of our total assets and 12.5% of our total sales, respectively, as of and for the year ended December 31, 2011.

Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below in this Item 9A.

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

Everett, Washington

We have audited the internal control over financial reporting Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Vocollect, Inc., which was acquired on March 3, 2011 and whose financial statements constitute 27% and 13% of total assets and total sales, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Vocollect, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States, the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2012

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

Intermec, Inc.

Attention: Investor Relations

6001 36th Avenue West

Everett, WA 98203-1264

We are permitted to incorporate by reference into this report certain information that will be contained in our definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 22, 2012 (the “2012 Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2012 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information to be included in Part III, Item 11, will be included in our 2012 Proxy Statement, and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information to be included in Part III, Item 12, will be included in our 2012 Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information to be included in Part III, Item 13, will be included in our 2012 Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information to be included in Part III, Item 14, will be included in our 2012 Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Index to Exhibits at page 81 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer
February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Byrne	Director, President and Chief Executive Officer	February 28, 2012
Patrick J. Byrne

/s/ Allen J. Lauer	Director and Chairman of the Board	February 28, 2012
Allen J. Lauer

s/ Keith L. Barnes	Director	February 28, 2012
Keith L. Barnes

/s/ Eric J. Draut	Director	February 28, 2012
Eric J. Draut

/s/ Gregory K. Hinckley	Director	February 28, 2012
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	February 28, 2012
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	February 28, 2012
Stephen P. Reynolds

/s/ Steven B. Sample	Director	February 28, 2012
Steven B. Sample

/s/ Oren G. Shaffer	Director	February 28, 2012
Oren G. Shaffer

/s/ Larry D. Yost	Director	February 28, 2012
Larry D. Yost

/s/ Robert J. Driessnack	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
Robert J. Driessnack

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Intermec, Inc.

Everett, Washington

We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2012

INTERMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product	$676,991	$545,258	$519,603
Service	171,190	133,853	138,602

Total revenues	848,181	679,111	658,205

Costs and expenses:
Cost of product revenues	401,330	338,059	331,128
Cost of service revenues	100,114	83,460	78,519
Research and development	84,384	69,547	59,566
Selling, general and administrative	250,296	185,114	187,867
Acquisition costs	5,974	-	-
Capitalized legal fees charge	5,573	-	-
Gain on intellectual property sales	-	(3,148)	-
Restructuring charges	5,855	2,780	20,577
Impairment of property, plant and equipment	900	3,008	-

Total costs and expenses	854,426	678,820	677,657

Operating profit (loss) from continuing operations	(6,245)	291	(19,452)
Interest income	624	1,229	1,312
Interest expense	(2,868)	(1,296)	(995)

Earnings (loss) from continuing operations before income taxes	(8,489)	224	(19,135)
Income tax expense (benefit)	22,268	5,549	(8,263)

Loss from continuing operations	(30,757)	(5,325)	(10,872)
Loss from discontinued operations, net of tax	-	-	(971)

Net loss	$(30,757)	$(5,325)	$(11,843)

Basic loss per share:
Continuing operations	$(0.51)	$(0.09)	$(0.17)
Discontinued operations	-	-	(0.02)

Net loss per share	$(0.51)	$(0.09)	$(0.19)

Diluted loss per share:	$(0.51)	$(0.09)	$(0.17)
Continuing operations	-	-	(0.02)

Discontinued operations	$(0.51)	$(0.09)	$(0.19)

Net loss per share

Shares used in computing basic loss per share	60,098	61,364	61,644
Shares used in computing diluted loss per share	60,098	61,364	61,644

See accompanying notes to consolidated financial statements

INTERMEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$95,108	$221,467
Short-term investments	170	6,788
Accounts receivable, net	139,737	110,455
Inventories	103,622	82,657
Current deferred tax assets, net	84,541	45,725
Other current assets	24,226	17,864

Total current assets	447,404	484,956

Deferred tax assets, net	141,064	194,597
Goodwill	143,510	1,152
Intangible assets, net	61,996	3,031
Property, plant and equipment, net	47,086	36,320
Other assets, net	28,230	29,209

Total assets	$869,290	$749,265

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,607	$72,120
Payroll and related expenses	32,540	20,155
Deferred revenue	47,234	36,227
Accrued expenses	35,118	24,949

Total current liabilities	207,499	153,451

Long-term debt	85,000	-
Pension and other postretirement benefits liabilities	124,058	95,922
Long-term deferred revenue	28,960	23,752
Other long-term liabilities	15,344	14,911

Commitments and contingencies

Shareholder’s Equity:
Common stock (250,000 shares authorized, 62,956 and 62,594 shares issued and 59,717 and 60,191 outstanding)	636	625
Additional paid-in capital	697,597	694,291
Accumulated deficit	(210,327)	(179,570)
Accumulated other comprehensive loss	(79,477)	(54,117)

Total equity	408,429	461,229

Total liabilities and equity	$869,290	$749,265

See accompanying notes to consolidated financial statements

INTERMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash and cash equivalents at beginning of the period	$221,467	$201,884	$221,335
Cash flows from operating activities:
Net loss	(30,757)	(5,325)	(11,843)
Loss from discontinued operations	-	-	971
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,252	14,951	15,913
Impairment of property, plant and equipment	900	3,008	-
Capitalized legal fees charges	5,573	-	-
Loss on sale of property, plant and equipment	-	-	134
Change in pension and other postretirement plans, net	(2,391)	(4,312)	(2,922)
Deferred taxes	11,354	(254)	(11,941)
Stock-based compensation	11,296	8,955	7,875
Gain on intellectual property sales	-	(3,148)	-
Gain on company owned life insurance	-	(863)	-
Changes in operating assets and liabilities:
Accounts receivable	(10,345)	(3,862)	34,228
Inventories	(15,714)	18,071	15,730
Accounts payable	13,693	(4,012)	(10,127)
Payroll and related expenses	3,263	(157)	(4,514)
Accrued expenses	(120)	(618)	(2,252)
Deferred revenue	(948)	(1,069)	(5,133)
Other operating activities	279	425	(2,123)

Net cash provided by operating activities	14,335	21,790	23,996

Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,810)	-	-
Additions to property, plant and equipment	(19,559)	(14,253)	(11,038)
Disposal of property, plant and equipment	-	2,985	1,867
Purchase of investments	-	(6,760)	(35,790)
Maturities of investments	6,564	36,715	-
Capitalized legal fees	(613)	(1,491)	(4,704)
Other investing activities	(1,397)	1,022	(100)

Net cash provided by (used in) investing activities	(215,815)	18,218	(49,765)

Cash flows from financing activities:
Proceeds from issuance of debt	139,000	-	-
Repayment of debt	(54,000)	-	-
Stock repurchases	(10,019)	(20,037)	-
Stock options exercised and other	225	593	619
Other financing activities	2,000	1,204	1,531

Net cash provided by (used in) financing activities	77,206	(18,240)	2,150

Effect of exchange rate changes on cash and cash equivalents	(2,085)	(2,185)	4,168

Resulting (decrease) increase in cash and cash equivalents	(126,359)	19,583	(19,451)

Cash and cash equivalents at end of the period	$95,108	$221,467	$201,884

Supplemental information:
Cash paid during the year for income taxes	(6,906)	(6,351)	(5,166)
Cash paid during the year for interest	(1,443)	-	-

See accompanying notes to consolidated financial statements

INTERMEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$618	$694,296	$(162,402)	$(50,756)	$481,756

Comprehensive loss:
Net loss			(11,843)		(11,843)
Foreign currency translation adjustment				4,692	4,692
Pension adjustment, net of tax of $10,266				6,243	6,243
Unrealized gain on securities, net of tax				137	137

Comprehensive loss:					(771)
ESPP		1,994			1,994
Stock based activity	4	7,300			7,304

Balance, December 31, 2009	$622	$703,590	$(174,245)	$(39,684)	$490,283

Comprehensive loss:
Net loss			(5,325)		(5,325)
Foreign currency translation adjustment				(2,457)	(2,457)
Pension adjustment, net of tax of $6,559				(11,860)	(11,860)
Unrealized loss on securities, net of tax				(116)	(116)

Comprehensive loss:					(19,758)
Stock repurchase	(18)	(20,019)			(20,037)
ESPP		1,538			1,538
Stock based activity	21	9,182			9,203

Balance, December 31, 2010	$625	$694,291	$(179,570)	$(54,117)	$461,229

Comprehensive loss:
Net loss			(30,757)		(30,757)
Foreign currency translation adjustment			-	(5,852)	(5,852)
Pension adjustment, net of tax of $11,165				(19,359)	(19,359)
Unrealized loss on securities, net of tax				(149)	(149)

Comprehensive loss:				-	(56,117)
Stock repurchase	(9)	(10,010)			(10,019)
ESPP		2,002			2,002
Stock based activity	20	11,314			11,334

Balance, December 31, 2011	$636	$697,597	$(210,327)	$(79,477)	$408,429

See accompanying notes to consolidated financial statements

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Intermec is a global business that designs, develops, integrates, sells, and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout the world, and are particularly well suited for challenging or harsh environments where mobility, reliability and durability are important. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. Due to our acquisition of Vocollect, our products now include wearable voice data collection devices and related software. We also offer a variety of services related to our product offerings. Most of our revenue is currently generated through sales of mobile computers, barcode scanners, printers and repair services.

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

Foreign Currencies. Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency remeasurement are included in the selling, general and administrative expenses on the consolidated statements of operations. Operating results include net foreign currency transaction losses of $2.5, $0.9, and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provision for uncollectible accounts receivable, allowance for sales returns, sales incentives, excess and obsolete inventory, tax valuation allowances, the liabilities for uncertain tax provisions, warranty costs, pension and postretirement obligations, useful lives of our intangible assets and stock-based compensation.

Revenue Recognition, Intermec-branded. We record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Royalty revenue is recorded when earned, the amount due is fixed or determinable and collectability is reasonably assured.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exceptions, return provisions or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exceptions and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately receive and based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewal, to our customers in the form of product maintenance services. Our product and services are separately stated and priced. We defer the stated amount of the separately priced product maintenance services contracts and recognize the deferred revenue as services are rendered, generally straight-line over the contract term.

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

We sell products with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain infrequent situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.

Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue in accordance with guidance specific to bill and hold transactions, which is deferred until delivery occurs.

Revenue Recognition – Voice solutions. For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals, software, accessories, hardware and support and consulting services. The majority of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple-element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value, if available. If not available, we utilize third party evidence (“TPE”) indicating value. We would use an estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Revenue is recognized when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Management performs an analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

TPE for our deliverables. Generally, our go-to-market strategy differs from our peer’s, and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor product selling prices are on a standalone basis.

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

Voice solutions units of accounting are terminals and related software, headsets and accessories, hardware support, software support and professional services. Products are typically considered delivered upon shipment. Support services revenue is deferred and recognized ratably over the period during which the services are performed, which is typically one to three years. Consulting services, which are typically short-term in nature, are recognized upon completion. Our arrangements generally do not provide any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. Intermec sells products with embedded software to its customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort on a stand-alone basis and the Company does not provide post-contract customer support specific to the software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product.

Allowance for Doubtful Accounts, Sales Returns and Sales Incentives. We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. This estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic and market conditions, and a review of the current status of specific customer’s trade accounts receivable. We reduce revenue by providing allowances for estimated customer returns, price exceptions and other incentives that occur under sales programs established by us directly or with our distributors and resellers. Our allowance for doubtful accounts and sales returns reduced our gross accounts receivable by $6.9 and $7.5 million at December 31, 2011, and 2010, respectively.

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

Inventory Obsolescence. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that are not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, or there are technology or design changes, additional inventory reserves or write-downs could be required, which would negatively impact our gross margin. Likewise, favorable future demand and market conditions, and/or technology or design changes, could positively impact future operating results if previously reserved or written-down inventory is sold. Management regularly evaluates market and technology conditions and design changes to ensure that our reserves are adequate.

Pension and Other Postretirement Benefits. We have qualified and nonqualified pension plans that cover some of our employees. Our U.S. qualified pension plan and U.S. nonqualified plans were fully frozen effective February 28, 2010 and December 31, 2009, respectively. Annual employer contributions are made to the extent

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

such contributions are actuarially determined to be required in order to adequately fund the plans, and to match a portion of the employees’ contribution. Retiree benefits are based on the amount of participant contributions over the term of the participant’s employment.

We perform an annual measurement of our projected obligations and plan assets or when major events occur requiring remeasurement. These measurements require several assumptions, the most critical of which are the discount rate, the expected long-term rate of return on plan assets, and health care cost projections.

Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Our deferred tax assets include future tax benefits of discontinued operations that remain with us. We record benefits from uncertain tax positions based on the largest amount of benefit with greater than 50% cumulative probability of being realized upon ultimate settlement with the tax authority.

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We generally place our cash and cash equivalents and investments with high-credit-quality counterparties, and by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Our short-term investments are comprised primarily of time deposits. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the credit risk. We evaluate the creditworthiness of our customers and maintain an allowance for anticipated losses. For 2011, 2010 and 2009, one customer, ScanSource accounted for more than 10% of our revenues. Total sales to this customer were 22%, 23%, and 19% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, ScanSource accounted for 19% and 14% of our accounts receivable as of December 31, 2011 and 2010, respectively. We believe that the receivable balance from ScanSource does not represent a significant credit risk based on past collection experience.

Intangible Assets. Intangible assets with finite lives are amortized over the estimated useful life. We use an amortization method that best reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. A majority of our finite-lived intangible assets pertain to assets acquired in connection with the acquisition of Vocollect including developed technology, customer relationships, trademarks, lease agreements, and in-process research and development, as well as a patent portfolio and have estimated useful lives ranging from 3 years to 18 years.

Goodwill. The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or earlier when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is in the fourth quarter. In assessing the existence of impairment, our considerations include the impact of significant adverse changes in market and economic conditions; the results of our operational performance and strategic plans; unanticipated changes in competition; market share; and the potential for the sale or disposal of all or a significant portion of our business or a reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Integrated Global Services (“IGS”). Voice solutions contains the Vocollect Supply Chain and Vocollect Healthcare reporting units.

In the third quarter of 2011, we determined that certain economic circumstances had changed sufficiently to require an interim impairment testing of goodwill. Specifically, stock market indices declined suddenly and significantly in August and had only recovered minimally by the end of the third quarter. Intermec and other public companies in the same or similar industries experienced declines that were greater than those of the overall market.

We completed our interim tests for impairment of goodwill as of October 2, 2011, and determined goodwill was not impaired. In testing goodwill for impairment, the analysis utilized a combination of discounted cash flow approach and market approach to determine the fair value of the reporting units. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs to the discounted cash flow approach. The key inputs we used in the discounted cash flow approach include risk adjusted discount rates and future cash flows, which include estimates of future revenues and operating costs. The estimate of future cash flow takes into consideration factors such as growth rates and economic and market information. These key inputs are classified as Level 3 within the fair value hierarchy.

We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of Intermec and other public companies in our industry and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other public companies in our industry, and information regarding recent acquisitions in our industry.

We completed our annual impairment test at November 30, 2011, and determined that our goodwill was not impaired.

Impairment of Long-Lived Assets including Intangible Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. We estimate fair value by considering market appraisals from third party brokers, management judgement and other valuation techniques. We recorded impairment charges of $0.9 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively, as a result of a write-down of real estate assets.

Capitalized Legal Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. In the event of a successful outcome, the capitalized costs for that case would be amortized over the remaining life of the patents in the case. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome were to occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of December 31, 2011, and 2010, $7.4 and $12.4 million of legal patent defense costs have been capitalized,

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

respectively. The capitalized legal patent costs are recorded in other assets on our consolidated balance sheets. For the fourth quarter of 2011, we wrote off $5.6 million of legal costs that were capitalized between 2007 and 2011 attributable to a patent lawsuit, See Note 13, Litigation, Commitments and Contingencies, to the Consolidated Financial Statements.

Research and Development. Research and development (“R&D”) costs, net of credits, are expensed as incurred. Total expenditures on R&D activities amounted to $84.4, $69.5, and $59.6 million, net of $0.3, $0.4, and $2.6 million in credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses, for the years ended December 31, 2011, 2010 and 2009, respectively. These expenditures were for Company-sponsored R&D and were primarily for labor, materials and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.

Reclassification. Certain reclassifications have been made to prior periods to conform to the current year presentation. Specifically, for the year ended December 31, 2010 we have reclassified certain operating expenses previously reported in selling, general and administrative expense that totaled $6.0 million, which are now reported in cost of service revenues and research and development of $2.3 million and $3.7 million, respectively. Additionally, we have reclassified an impairment charge previously reported in selling, general and administrative expense and now report the charge in impairment of facility. This reclassification had no impact on previously reported earnings from continuing operations or net income. We have reclassified deferred tax liabilities previously reported in current deferred tax assets, net and deferred tax assets, net, and now report these liabilities in accounts payable and accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheets. In addition, we have reclassified accrued expenses previously reported in accounts payable and accrued expenses into accrued expenses in the consolidated statement of cash flows.

Deferred Development Costs Certain pre-production costs under a guaranteed long-term supply contract are capitalized. We have capitalized approximately $2.2 million of such costs as of the year ended December 31, 2011 and recorded them as other assets.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is required to be adopted in January 2012 and is to be applied retrospectively. We anticipate that the adoption of this standard will require either changes to our current financial statements or the addition of an incremental statement. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies (Continued)

assessment. This new guidance is required to be adopted in January 2012. We anticipate that the adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to potentially simplify the assessment for goodwill impairment.

Note 2: Cash and Cash Equivalents and Short-term Investments

We consider highly liquid investments purchased within three months of their date of maturity to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All short-term investments are classified as available-for-sale. Changes in market value of these securities are reflected in accumulated other comprehensive loss as unrealized gains or losses. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our statement of operations, and a new cost basis in the investment is established.

Cash and cash equivalents were $95.1 and $221.5 million at December 31, 2011, and 2010, respectively, and consisted mainly of bank deposits and money market funds. We had deposits in a Wells Fargo Bank money market fund which represents 16% and 37% of cash and cash equivalents at December 31, 2011 and 2010, respectively.

Short-term investments totaled $0.2 and $6.8 million at December 31, 2011, and 2010, respectively. Our short-term investments consisted primarily of the following available-for-sale securities at December 31 (in thousands):

	2011				2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity security	$405	$-	$(235)	$170	$405	$-	$(181)	$224
Certificates of deposit	-	-	-	-	6,373	191	-	6,564

	$405	$-	$(235)	$170	$6,778	$191	$(181)	$6,788

Note 3: Revolving Credit Facility

On September 27, 2007, we entered into an unsecured Revolving Credit Facility (the “Revolving Facility”) with Wells Fargo Bank, National Association (the “Bank”) with a maximum amount available under the Revolving Facility of $50.0 million. Effective March 3, 2011, we amended the Revolving Facility, to convert the facility to a three-year, $100 million, secured revolving credit facility, which matures on March 3, 2014. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. In connection with completion of our procedures for closing our financial records for the quarter and year ended December 31, 2011, we determined that, effective on that date, we were not in compliance with certain of our covenants under the Revolving Facility due in part to the tax valuation allowance and write-off of patent defense costs that were recorded as charges to the fourth quarter. Accordingly, on February 2, 2012, we amended our Revolving Facility to modify the net income covenant for 2011 to allow for the charges in the fourth quarter of 2011 related to the tax valuation allowance and write-off of patent defense. After considering the amendment we were in compliance with the net income financial covenants of the Revolving Facility at December 31, 2011.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to financing the acquisition of Vocollect, the Revolving Facility is used for general corporate purposes. The Revolving Facility includes financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. At December 31, 2011, we had borrowing capacity of $63.5 million under the Revolving Facility with borrowings of $85 million and $1.5 million of letters of credit outstanding. At December 31, 2010, we had borrowing capacity of $48.5 million under the Revolving Facility with no borrowings and $1.5 million of letters of credit outstanding.

At December 31, 2011, long-term debt principal payments were as follows (in thousands):

Total
2012-2013	$-
2014	85,000

Total principal payments	$85,000

The amount outstanding under the Revolving Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. We are also required to pay a fee ranging from 1.25% to 1.75% on the amount drawn under each letter of credit that is issued and outstanding under the Revolving Facility. The fee on the unused portion of the Revolving Facility ranges from 0.15% to 0.25%. The unused portion of the Revolving Facility was $63.5 million at December 31, 2011. The weighted average interest rate was 2.1% for the year ended December 31, 2011.

If we default under certain provisions of the Revolving Facility, then the Bank may accelerate payment of amounts due under the Revolving Facility, and the Bank’s obligation to extend further credit would cease. In addition, the Bank may exercise its security interest in our equity interests in the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries.

The key terms of the Revolving Facility are as follows:

•

Loans bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the Bank’s prime rate, less the applicable margin, which ranges from 0.25% to 1.00%. If an event of default occurs and is continuing, then the interest rate on all obligations under the Revolving Facility may be increased by 2.0% above the otherwise applicable rate, and the Bank may declare any outstanding obligations under the Revolving Facility to be immediately due and payable. In addition, the Bank may exercise its security interest in our equity interests in the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries. For 2011, the interest rate on borrowed funds under the Revolving Facility was 2.1%.

•

A fee ranging from 0.60% to 1.00% on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility. The fee on the unused portion of the Revolving Facility ranges from 0.15% to 0.25%.

•	Certain of our domestic subsidiaries have guaranteed the Revolving Facility.

•

The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Revolving Credit Facility (Continued)

•	The Revolving Facility includes covenants requiring the company to meet certain minimum financial performance thresholds, including:

•	The maximum funded debt to EBITDA allowed (as defined in the Revolving Facility) is 2.5 to 1.

•

An Asset Coverage Ratio of not less than 1 to 1 is required for debt to margined assets. For this purposes, a certain percentage of our accounts receivable, inventory and domestic cash balances are considered.

•	The Minimum Tangible Net Worth (as defined in the Revolving Facility) required is $180 million at December 31, 2011 and we have excess net worth of approximately $22 million.

•	For 2012 and 2013, the net income covenant requires $15 million of net income, annually.

•

The quarterly adjusted net income before tax covenant also requires $15 million of pretax income for the previous four quarters; however, adjustments are allowed for certain noncash charges and acquisition related integration costs.

Note 4: Fair Value Measurements

Financial assets and liabilities are classified and disclosed in one of the following three categories:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to these fair value measurement provisions as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Money market funds	$15,275	$-	$-	$15,275
Certificates of deposit	-	3,555	-	3,555
Stock	170	-	-	170
Derivative instruments – assets	-	985	-	985

Total assets at fair value	$15,445	$4,540	$-	$19,985

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Derivative instruments – liabilities	$-	$(1,801)	$-	$(1,801)

Total liabilities at fair value	$-	$(1,801)	$-	$(1,801)

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Money market funds	$121,943	$-	$-	$121,943
Certificates of deposit	-	36,268	-	36,268
Stock	224	-	-	224
Derivative instruments – assets	-	887	-	887

Total assets at fair value	$122,167	$37,155	$-	$159,322

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Derivative instruments – liabilities	$-	$(761)	$-	$(761)

Total liabilities at fair value	$-	$(761)	$-	$(761)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair values in the consolidated financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure impairment, at least annually or when necessary. For the years ended December 31, 2011 and 2010, we recorded fair market value adjustments with a charge to earnings of approximately $0.9 and $3.0 million, respectively, related to two separate real estate assets. At the time of the fair value adjustment, the fair value was measured using unobservable inputs (Level 3), reflecting our assessment of the assumptions market participants would use in valuing the asset, based on a valuation technique that is consistent with the market approach. One real estate asset was sold in December of 2010 at approximately the value to which it had been adjusted. The other real estate asset is held for sale at the year ended December 31, 2011. No other nonfinancial assets or liabilities were subject to fair value measurements for the years ended December 31, 2011 or 2010.

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at December 31, 2011 and 2010, approximate their carrying values due to their short-term nature. The fair value of long-term debt at December 31, 2011 approximates its carrying value.

Note 5: Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies allow us to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on the consolidated balance sheets, with changes in fair value recognized in earnings in the period of change. The aggregate notional amounts of the forward contracts

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Derivative Instruments (Continued)

we held for foreign currencies were $118.3 and $85.1 million as of December 31, 2011 and 2010, respectively. Principal currencies we hedged include the Euro, British Pound, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 4, Fair Value Measurements, for information on the fair value of these contracts.

The net loss resulting from these contracts recorded in selling, general and administrative expense was approximately $6.1 and $0.5 million for the years ended December 31, 2011 and 2010, respectively. We recorded a net (liability) asset of $(0.8) and $0.1 million for these contracts in accrued expenses or other current assets as of December 31, 2011 and 2010, respectively.

Note 6: Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$30,485	$32,586
Service parts	13,412	9,818
Work in process	316	92
Finished goods	59,409	40,161

Inventories	$103,622	$82,657

In addition to the inventories described above, service parts inventories totaling $4.3 and $4.1 million that are not expected to be sold within the next 12 months are classified as other assets as of December 31, 2011 and 2010, respectively.

Note 7: Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	December 31,		Useful Lives (in years)
	2011	2010
Land	$4,024	$4,924
Buildings and improvements	9,422	8,270	21-30
Machinery and equipment	93,894	86,830	2-10
Computer equipment and software	72,324	59,609	3-5

Total property, plant and equipment, at cost	179,664	159,633
Less: accumulated depreciation	(132,578)	(123,313)

Total property, plant and equipment, net	$47,086	$36,320

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense from continuing operations was $16.2, $14.1, and $14.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets.

Various properties we own that are not used for operations are classified as other assets with a total carrying value of $0.9 million and $0.9 million as of December 31, 2011 and 2010, respectively.

In 2011, a $0.9 million impairment charge was recorded associated with land held for sale included in property, plant and equipment, net, on the Consolidated Balance Sheet and a $3.0 million impairment charge was recorded in 2010 associated with a real estate asset.

As of December 31, 2011 and 2010, we had remaining deferred gains of $1.6 and $2.0 million, respectively, related to sale-leaseback transactions. These deferred gains were being amortized straight-line over the terms of the related leases.

Note 8: Intangibles

For the year ended December 31, 2011 and 2010, intangible assets, net, consisted of $62.0 and $3.0 million, respectively, related to our acquisitions and patent portfolio. The gross carrying amount and accumulated amortization of our finite-lived intangibles were as follows for the year ended December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Intangible assets from Vocollect Acquisition:
Developed technology	$40,200	$9,416	$30,784	5 years
In-process research and development	1,900	-	1,900	7 years
Customer relationships	17,600	623	16,977	11 years
Trademarks	5,200	303	4,897	10 years
Lease agreements	2,600	245	2,355	8 years

Total intangible assets from Vocollect Acquisition:	67,500	10,587	56,913
Other intangibles	14,459	9,376	5,083	5 years

Total	$81,959	$19,963	$61,996

The following table indicates the change in our intangible assets, net, during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$3,031	$2,587
Additions	70,831	1,370
Amortization	(11,866)	(886)
Sales	-	(40)

Ending balance	$61,996	$3,031

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Intangibles (Continued)

Amortization expense on intangible assets was $11.8, $0.8 and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

Year	Amount
2012	$18,558
2013	16,367
2014	8,865
2015	6,005
2016	3,482

Total	$53,277

Note 9: Shareholders’ Equity

Stock Options

We account for stock-based compensation cost based on the fair value method using the Black-Scholes valuation model. Stock-based compensation cost for awards with only service conditions is generally recognized as expense over the applicable vesting period of the stock award using a straight-line amortization method, net of estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation costs is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Cost of revenue	$252	$252	$252
Selling, general and administrative	10,687	8,317	7,152

Total	$10,939	$8,569	$7,404

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $0.2, $0.6 and $0.6 million, with a related tax benefit of $0.1, $0.6 and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, derived from the compensation deductions resulting from these exercises. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period for options granted to our employees:

	2011	2010	2009
Fair value assumptions:
Expected life in years	5.14	5.08	5.05
Expected volatility	43.65%	42.72%	47.11%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.45%	2.06%	2.33%

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We granted 962,175 options to our employees with an average fair value of $3.84, $4.68 and $5.05 per option for the years ended December 31, 2011, 2010 and 2009, respectively, based on the above assumptions. All grants of our options under all plans must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors.

We granted 142,864 options to our directors in 2011 with an average fair value of $4.48 per option. The average fair value of the options granted to directors was $5.09 per option and $5.48 per option for the years ended December 31, 2010 and 2009, respectively. The Black-Scholes assumptions used for these calculations were as follows:

	2011	2010	2009
Fair value assumptions:
Expected life in years	4.99	6.51	6.45
Expected volatility	43.34%	44.29%	46.86%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.19%	2.08%	2.38%

Our computation of expected stock price volatility is based on a combination of historical and market-based implied volatility. The implied volatility is derived from the weighted average trading volume of traded options of our own stock and traded options of a group of peer stocks. Our computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Our 2008 Omnibus Incentive Plan was approved by our shareholders on May 23, 2008 (the “2008 Omnibus Plan”) and again on May 25, 2011. The 2008 Omnibus Plan provides for the grant of incentive awards to officers, other employees, directors and consultants. Previously, we made grants of incentive awards under the 2004 Omnibus Incentive Compensation Plan, the 2002 Director Stock Option and Fee Plan, the 2001 Stock Incentive Plan, and the 1999 Stock Incentive Plan (collectively, the “Prior Plans”). However, as of the date of shareholder approval of the 2008 Omnibus Plan, the 2008 Omnibus Plan replaced the Prior Plans and no new grants will be made under any of the Prior Plans.

The number of shares of common stock authorized for issuance under the 2008 Omnibus Plan, as amended May 25, 2011, is 5,600,000. In addition, (a) any shares not subject to awards under the Prior Plans as of May 23, 2008 (the date of stockholder approval of the 2008 Omnibus Plan) plus (b) any shares subject to outstanding awards under the Prior Plans as of May 23, 2008, that cease to be subject to such awards (other than from exercise or settlement of the awards in vested shares), such as from awards expiring, terminating or being forfeited, will automatically become available for issuance under the 2008 Omnibus Plan, up to an aggregate maximum of 4,764,363 shares. Including the number of shares that may become available for issuance under the 2008 Omnibus Plan from the Prior Plans, as of May 23, 2008, the maximum number of shares that may be issued under the 2008 Omnibus Plan was 8,414,363 shares.

Shares of common stock covered by an award granted under the 2008 Omnibus Plan will not be counted as used unless and until they are issued and delivered to a participant. Such shares may also become available again for issuance under the 2008 Omnibus Plan if the awards to which the shares are subject are forfeited, lapse or expire, or are settled in cash, or if the shares are withheld for payment of taxes or the purchase price of an award.

As of December 31, 2011, there were 2,903,659 shares subject to outstanding awards granted under the 2008 Omnibus Plan. As of December 31, 2011, there were 1,413,210 shares subject to outstanding awards granted under the Prior Plans.

Incentive awards may be granted in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock, stock units and performance units, performance shares or other stock or cash-based awards. Under the 2008 Omnibus Plan (with limited exceptions) and under the Prior Plans, stock options may not be granted at an exercise price less than the fair market value of our common stock on the date of grant. Options

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Shareholders’ Equity (Continued)

granted under the 2008 Omnibus Plan generally vest in equal increments of four years for options granted prior to 2011 and vest in equal increments of three years for options granted in 2011. Options granted prior to 2011 expire in ten years and options granted in 2011 expire in seven years, except in the case of earlier termination of employment or service. Options granted under the Prior Plans generally vest in equal increments over five years and expire in ten years, except in the case of earlier termination of employment or service.

Beginning in 2008, upon approval of the 2008 Omnibus Plan, grants of stock options and other awards are made to our non-employee directors under the 2008 Omnibus Plan. Under the “Director Compensation Program under the 2008 Omnibus Incentive Plan” (the “2008 Program”), directors are annually granted a combination of stock options and restricted deferred stock units. The number of stock options and restricted deferred stock units is determined under the terms of the 2008 Program. Certain pro rata grants were made in 2008 to reflect the transition from the arrangements in prior calendar years, and these grants vested on December 31, 2008. In 2009, the Board made a one-time 25% reduction in the number of stock options and restricted deferred stock units that would have been granted under the 2008 Program. In 2010, the Board made a one-time 75% reduction in the number of stock options that would have been granted under the 2008 Program. Annual option grants generally vest and become exercisable in four equal installments on the first business day of each fiscal quarter, beginning on the date of grant, and generally expire seven years from the date of grant. Restricted deferred stock unit grants become fully vested on the date of the annual meeting of stockholders following the date of grant provided a director continues to serve on the Board during that period. In the event of a director’s termination of service prior to vesting, all unvested restricted deferred stock units are automatically forfeited to the Company. All restricted deferred stock unit grants to directors under the 2008 Program will automatically be deferred into and subject to the Director Deferred Compensation Plan. In January 2012, the Board revised the 2008 Program to eliminate annual option and restricted deferred stock unit grants to directors, and instead to provide for annual grants of restricted stock units. The annual restricted stock units vest quarterly, but are payable upon the first anniversary of the date of grant, subject to the director’s election to defer receipt of payout in accordance with the terms of the Director Deferred Compensation Plan.

As of December 31, 2011, there were 3.9 million shares available for grant under our 2008 Omnibus Plan. The following table summarizes outstanding options under both the 2008 Omnibus Plan and under our Prior Plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,783,429	17.51
Granted	1,105,039	11.11
Exercised	(7,558)	11.97
Canceled	(541,892)	16.19
Forfeited	(22,149)	11.34

Outstanding at December 31, 2011	4,316,869	16.04	6.97	51,275

Vested and expected to vest at December 31, 2011	4,316,869	16.04	6.97	51,275
Exercisable at December 31, 2011	2,421,685	18.62	6.91	48,275

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Shareholders’ Equity (Continued)

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options before applicable income taxes, and represents the amount the option holder would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

As of December 31, 2011, there was $8.1 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.6 years.

During fiscal years 2011, 2010 and 2009, the following activity occurred under our plans:

(in thousands)	2011	2010	2009
Total intrinsic value of stock options exercised	$15	$1,038	$594
Total fair value of stock awards vested	2,804	749	515
Total fair value of shared performance stock awards vested	-	-	855

Stock Awards

The fair value of each restricted stock unit (“RSU”) is the fair value of the underlying stock as of the date of grant. As of December 31, 2011, there was $7.1 million of total unrecognized compensation expense related to non-vested RSU’s. This cost is expected to be recognized over a weighted average period of 1.90 years.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on performance against specified performance targets. The performance period is January 1 through December 31 and covers a period of three fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 0% and 200%. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the Board in its sole discretion. Shares of stock will be issued following the end of the performance period. Shared Performance Stock Awards are amortized over the vesting period, generally 36 months. Total unrecognized compensation cost related to non-vested shared performance stock awards was $0.3 million at December 31, 2011.

The following table summarizes changes in non-vested restricted stock awards and non-vested shared performance stock awards:

Restricted stock units:	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	756,186	11.09
Granted	474,766	11.19
Vested	(240,434)	11.66
Forfeited	(229,891)	10.99

Non-vested balance at December 31, 2011	760,627	11.73

Shared performance stock awards:
Non-vested balance at January 1, 2011	395,978	12.72
Granted	146,026	11.15
Vested	-	-
Forfeited	(35,737)	12.55

Non-vested balance at December 31, 2011	506,267	13.98

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Shareholders’ Equity (Continued)

Employee Stock Purchase Plan

Our 2008 Employee Stock Purchase Plan was approved by our shareholders on May 23, 2008, (the “2008 ESPP”) and became effective on July 1, 2008. Under the 2008 ESPP, 1,500,000 shares of our common stock are authorized and reserved for issuance.

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

The Company incurs compensation expense equal to the value of the 15% discount given to participants for the purchase of shares under the 2008 ESPP. The aggregate compensation expense related to the 2008 ESPP for the years ended December 31, 2011, 2010 and 2009, was $0.3, $0.2 and $0.5 million, respectively. The compensation expense under our 2008 ESPP is recognized straight-line over the period from the start of the offering period to the date shares are purchased, which is a three-month period.

Capital Stock

At December 31, 2011 and 2010, 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 were authorized for issuance. At December 31, 2011 and 2010, 59,717,242 and 60,190,605 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2011 or 2010.

Shares Used in Computing Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding for the year. Diluted loss per share is computed using basic weighted average outstanding shares plus the dilutive effect on income of unvested restricted stock and outstanding stock options using the “treasury stock” method.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Shareholders’ Equity (Continued)

Shares used for computing basic and diluted loss per share were computed as follows for the years ended December 31:

	2011	2010	2009
Weighted average common shares - basic	60,097,551	61,363,522	61,643,892
Dilutive effect of options, unvested restricted shares and other common stock equivalents	-	-	-

Weighted average shares - diluted	60,097,551	61,363,522	61,643,892

At December 31, 2011 and 2010, employees and directors held options to purchase 4,316,869 and 3,616,015 shares, respectively, of common stock that were anti-dilutive to the computation of diluted loss per share from continuing operations due to the exercise price of these options exceeding the average fair value of our common stock for the period. These options could become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

During the year ended December 31, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization approved by our Board of Directors in 2010. During the year ended December 31, 2011 we repurchased 936,533 shares of our outstanding common stock at an average price of $10.68 per share pursuant to the share repurchase agreement.

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

Accumulated Other Comprehensive Loss

At December 31, 2011 and 2010, accumulated other comprehensive loss comprised the following (in thousands):

	December 31,
	2011	2010
Foreign currency translation adjustment	$(4,546)	$1,443
Unamortized benefit plan costs, net of tax	(74,623)	(55,262)
Unrealized loss on investments, net of tax	(308)	(298)

Accumulated other comprehensive loss	$(79,477)	$(54,117)

Note 10: Restructuring

2011 Restructuring Charges:

In May 2011, we committed to a business restructuring plan intended to reduce our operating cost structure over the remainder of 2011. These reductions were intended primarily to improve our services cost structure and margins. Under this business restructuring plan, we reduced our non-U.S. work force in our service depot and support operations, which represented approximately 2% of our current total global work force. We implemented this restructuring plan in the second quarter of 2011 and plan to complete it in the first quarter of 2012.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total restructuring costs for this plan were $5.9 million, including employee termination costs of $5.4 million and $0.5 million of other associated costs. We recorded all of these charges in the year ended December 31, 2011, and substantially all of the severance-related and other associated costs were cash expenditures. These costs are recorded on our consolidated statement of operations as restructuring charges.

Restructuring costs of $5.4 million were recorded against the Intermec-branded service reportable segment with the remaining $0.5 million recorded in other costs that cannot be directly allocated to a specific segment.

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

The reconciliation of accrued restructuring charges for the years ended December 31, 2011, 2010 and 2009 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at January 1, 2009	$1.2	$-	$1.2	$0.1	$1.3
Restructuring charges for 2009 plan	8.5	10.7	19.2	1.4	20.6
Utilization of 2008 restructuring plan	(1.2)	-	(1.2)	-	(1.2)
Utilization of 2009 restructuring plan	(5.9)	(10.4)	(16.3)	(1.5)	(17.8)

Balance at December 31, 2009	2.6	0.3	2.9	-	2.9

Restructuring charges recorded in 2010	0.5	0.6	1.1	1.7	2.8
Utilization of 2009 restructuring plan	(2.4)	(0.9)	(3.3)		(3.3)
Utilization of 2010 restructuring plan				(0.3)	(0.3)

Balance at December 31, 2010	0.7	-	0.7	1.4	2.1

Restructuring charges recorded in 2011	5.3	0.1	5.4	0.5	5.9
Utilization of 2009 restructuring plan	-	-	-		-
Utilization of 2010 restructuring plan	-	-	-	(0.4)	(0.4)
Utilization of 2011 restructuring plan	(5.0)	(0.1)	(5.1)	(0.5)	(5.6)

Balance at December 31, 2011	$1.0	$-	$1.0	$1.0	$2.0

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes

(Loss) earnings from continuing operations before income taxes by geographic area are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(21,163)	$(1,104)	$(26,871)
International	12,674	1,328	7,736

(Loss) earnings from continuing operations before income taxes	$(8,489)	$224	$(19,135)

Income taxes from continuing operations consist of the following provision (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
United States	$3,565	$-	$(708)
State	700	(176)	1,993
International	6,649	6,319	3,067

Total current	10,914	6,143	4,352
Deferred:
United States	13,070	1,509	(11,001)
State	(1,197)	(291)	(1,836)
International	(519)	(1,812)	222

Total deferred	11,354	(594)	(12,615)

Income tax expense (benefit)	$22,268	$5,549	$(8,263)

With the valuation allowance recorded in 2011 and our 2010 income at a near breakeven level for the year, our tax provision is presented in dollar terms rather than in percentage terms. The following is a reconciliation of income taxes from continuing operations before income taxes at the U.S. statutory rate to the provision for income taxes (in thousands):

	2011	2010	2009
Tax at U.S. statutory rate	$(2,971)	$78	$(6,697)
State income taxes, net of federal benefit	(729)	(467)	154
Research and experimentation tax credits	(901)	(1,131)	(942)
U.S tax on repatriation of earnings	(131)	31	73
Foreign net earnings taxed at other then U.S statutory rate	3,613	5,883	(741)
Brazil interest on equities deduction	(735)	-	-
Singapore enhanced research deductions	(344)	-	-
Tax settlements	1,012	(811)	(810)
Change in valuation allowance	22,527	1,200	169
Domestic production activities deduction	(472)	(315)	(259)
Stock compensation expense	431	692	778
Non deductible acquisition costs	621	-	-
Other items	347	389	12

Provision (benefit) for income taxes	$22,268	$5,549	$(8,263)

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes (Continued)

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Accrued expenses	$9,271	$6,167
Receivables and inventories	9,789	11,506
Deferred income	49,234	39,911
Net operating loss carryforwards	13,195	6,307
Capitalized R&D	54,047	46,386
Tax credit carryforwards	81,302	87,775
Postretirement obligations	45,989	35,786
Intangibles	-	949
Other items	13,238	7,843

Total current deferred tax assets	276,065	242,630
Valuation allowance	(28,993)	(2,682)

Net deferred tax assets	247,072	239,948

Deferred tax liabilities:
Fixed assets	(1,189)	(43)
Intangibles	(20,904)	-

Net deferred tax liabilities	(22,093)	(43)

Net deferred tax assets	$224,979	$239,905

Reported As:
Current deferred income tax assets	84,541	45,725
Long-term deferred income tax assets	141,064	194,597
Current deferred income tax liabilities	(90)	(26)
Long-term deferred income tax liabilities	(536)	(391)

Net deferred tax assets	$224,979	$239,905

We have considered future market growth, historical and forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the extent to which our deferred tax assets may be realizable. Projections inherently include a level of uncertainty that could result in lower or higher than expected future taxable income. When we determine that we will not be able to realize a portion of our net deferred tax asset in the future (using the “more likely than not” criteria prescribed by ASC 740), we record an adjustment to our valuation allowance and a charge to earnings in the period such determination is made. Conversely, if we were to make a determination that the deferred tax assets for which there is currently a valuation allowance would be realized in the future, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Our deferred tax assets include substantial tax losses and tax credits that remain with us from previously discontinued operations.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes (Continued)

In the fourth quarter of 2011, the U.S. jurisdiction moved to a cumulative loss position for the most recent three year period ended December 31, 2011. In assessing the most objective and verifiable evidence, we used the average adjusted profitability over the previous three years to conclude that an incremental $20.9 million valuation allowance was required against a portion of our U.S. deferred tax assets. This was after considering all evidence available including future taxable temporary differences and tax planning strategies. At December 31, 2011, our valuation allowance consist of $20.9 million for U.S. tax credit carry forwards, $6.0 million for foreign net operating losses and $2.0 million for state net operating losses. At December 31, 2011, our valuation allowance increased $0.8 and $0.8 million for net operating losses generated by our Singapore and Japanese subsidiaries, respectively. In 2011, we also increased our valuation allowance by approximately $5.0 million through acquisition accounting losses of newly acquired subsidiaries.

As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary in Singapore. In 2010 and 2011, we recorded a non-cash tax expense of approximately $4.1 million annually in connection with the establishment of a Singapore headquarters for our supply chain operations and foreign sales activities. This non-cash tax expense is a recurring item regardless of the amount of income from operations, and will be reflected in tax expense annually through 2017.

Our Singapore subsidiary is an export-oriented company, which pursuant to an agreement with the Singapore government’s Economic Development Board (“EDB”) is entitled to claim a tax holiday through the year 2019. Accordingly, beginning in 2010, most of our operations in Singapore are entitled to a partial exemption from Singapore income tax subject to satisfaction of specific performance requirements defined by the EDB. Although we did not realize a tax benefit as a result of the tax holiday, in subsequent years, we expect the lower tax rate in Singapore will largely offset the annual non-cash tax charge related to the transfer of our supply chain and foreign sales activities to Asia.

We had available at December 31, 2011, $33.4 million of general business credit carry-forwards and $48.1 million of foreign tax credit carry-forwards. The general business credit carry-forwards have expiration dates ranging from 2018 through 2031. The foreign tax credit carry-forwards have expiration dates ranging from 2016 to 2021. Use of these credits may be limited due to ownership changes and other limitations provided by the Internal Revenue Code. If such a limitation applies, the credits may expire before full utilization. Based on projected income growth and tax planning strategies available to us, and subject to any valuation allowances discussed below, we believe it is more likely than not all of these credits will be used prior to their respective expiration dates.

At December 31, 2011, we recognized deferred tax assets for U.S. net operating loss (“NOL”) carry-forwards of $1.0 million for federal purposes and $3.7 million for state purposes. Deferred tax assets for foreign NOLs include loss carry-forwards in Canada of $0.7 million; in Malaysia of $0.1 million; in the Netherlands of $0.5 million; in Japan of $3.7 million; and in Singapore of $3.5 million. The foreign net operating losses can generally carry forward indefinitely but may be subject to change of ownership limitations and other limitations provided by local law.

We had available at December 31, 2011, capital loss carry-forwards in the U.K. of approximately $23.0 million, which carry forward indefinitely; however, no deferred tax asset has been recognized for capital loss carry-forwards in the U.K.

We have not made a provision for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the U.S.; the total amount of such earnings as of December 31, 2011,

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes (Continued)

was $61.1 million. If we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at January 1,	$24,208	$27,605	$19,938
Additions related to positions taken this year	164	61	7,760
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	(48)	(3,381)	-
Reductions for tax positions of prior years lapse of statute	(33)	(77)	(93)
Settlements	-	-	-

Balance at December 31,	$24,291	$24,208	$27,605

Interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of operations. We recognized no significant interest or penalties for the years ended December 31, 2011, 2010 and 2009. We had approximately $0.1 million for the payment of interest and penalties accrued for each year ending December 31, 2011, 2010 and 2009.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 to 2011 remain effectively open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Italy, Malaysia, Mexico, the Netherlands, Norway, Saudi Arabia, Spain, Singapore, Sweden, Thailand and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

We believe that it is not reasonably possible that the unrecognized tax benefits for tax positions taken in previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our consolidated financial statements at December 31, 2011. This is based on the current status of relevant examinations for specific jurisdictions.

Note 12: Pension and Other Postretirement Benefit Plans

We have retirement and pension plans that cover most of our employees. Many of our U.S. employees, as well as the employees of certain non-U.S. subsidiaries, are covered by contributory defined benefit plans under which employees previously contributed up to 4% of covered compensation annually. These plans have been fully frozen since March 2010. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans. There are also defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, we match up to 80% of a certain portion of participants’ contributions and 50% in the case of the Vocollect 401(k) plan. Matching contributions for these plans were $4.2 and $2.7 million for the years ended December 31, 2011 and 2010, respectively.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

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

We measure our plan assets and benefit obligations at fiscal year end. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status as of December 31, 2011 and 2010 (in thousands):

	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligation at beginning of year	$227,207	$45,683	$198,617	$45,846
Service cost	-	172	(159)	-
Interest cost	12,099	2,292	11,762	2,144
Special termination benefits	-	-	139	-
Plan participants’ contributions	1,826	58	1,746	-
Actuarial loss	28,875	2,172	23,176	1,494
Benefits paid	(8,752)	(2,779)	(8,074)	(2,756)
Foreign currency translation adjustment	-	1,291	-	(1,045)

Benefit obligation at end of year	$261,255	$48,889	$227,207	$45,683

Change in plan assets
Fair value of plan assets at beginning of year	$134,807	$41,380	$123,435	$39,601
Actual return on plan assets	9,470	1,096	14,164	3,663
Plan participants’ contributions	1,826	58	1,746	-
Employer contributions	5,548	1,233	3,536	2,070
Benefits paid	(8,752)	(2,779)	(8,074)	(2,756)
Foreign currency translation adjustment	-	1,366	-	(1,198)

Fair value of plan assets at end of year	$142,899	$42,354	$134,807	$41,380

Funded status	(118,356)	(6,535)	(92,400)	(4,303)

Net amount recognized	$(118,356)	$(6,535)	$(92,400)	$(4,303)

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets are classified as follows (in thousands):

	December 31, 2011		December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Current liabilities	$(3,884)	$-	$(3,630)	$-
Noncurrent liabilities	(114,472)	(6,536)	(88,770)	(4,303)

Net amount recognized	$(118,356)	$(6,536)	$(92,400)	$(4,303)

The accumulated benefit obligation for the U.S. plans was $261.3 and $227.2 million as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the non-U.S. plans was $48.9 and $45.7 million as of December 31, 2011 and 2010, respectively.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010
Actuarial loss	$(116,257)	$(85,732)

Total in accumulated other comprehensive loss	$(116,257)	$(85,732)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ending December 31, 2012 is as follows (in thousands):

Pension Plans
Recognized actuarial loss	$4,187
Transition assets	(133)

Total	$4,054

The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (in thousands):

	December 31, 2011		December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$261,255	$48,889	$227,207	$45,683
Accumulated benefit obligation	261,255	48,889	227,207	45,683
Fair value of plan assets	142,899	42,354	134,807	41,380

We expect to contribute approximately $11.7 and $1.2 million to our U.S. and non-U.S. pension plans, respectively, in 2012.

The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2011 and 2010 fiscal years are as follows:

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

	December 31, 2011		December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.65%	4.63%	5.43%	5.13%

A summary of the components of net periodic pension cost (income) for our defined benefit plans and defined contribution plans are as follows (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic pension costs (income):
Service cost	$-	$-	$(159)	$-	$1,018	$296
Interest cost	12,099	2,191	11,762	2,144	11,795	1,846
Expected return on plan assets	(10,753)	(2,133)	(11,210)	(2,095)	(10,745)	(2,236)
Amortization of prior service cost			264	-	425	-
Recognized net actuarial loss	2,252	675	891	536	25	37
Amortization of transition asset	-	(138)	-	(132)	-	(125)
Curtailment gain	-	-	-	-	(722)	-

Subtotal - defined benefit plan	3,598	595	1,548	453	1,796	(182)
Defined contribution plans	-	-	34	-	116	-

Net periodic pension cost (income)	$3,598	$595	$1,582	$453	$1,912	$(182)

The weighted average actuarial assumptions used to determine net periodic pension cost are as follows:

	U.S.			Non-U.S.
	Year ended December 31,			Year ended December 31,
	2011	2010	2009	2011	2010	2009

Discount rate	5.44%	6.04%	7.31%	5.10%	5.32%	5.79%
Expected return on plan assets	7.75%	8.20%	8.00%	5.29%	5.41%	5.41%

Our analysis of the asset rate of return assumptions for the U.S. plans indicates a long-term rate of approximately 7.75% for the December 31, 2011, measurement date based on the long-term perspective of the investments and the historical results of investment funds.

Our analysis of the asset rate of return assumptions for the non-U.S. plans indicates a long term rate of return of approximately 5.29% based on the long-term perspective of the investments and the historical results of investment funds.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

The table below sets forth the expected future pension benefit payments for the next five years and the following aggregate five-year period thereafter (in thousands):

Years	U.S.	Non-U.S.
2012	$9,318	$2,208
2013	9,982	2,252
2014	10,414	2,297
2015	11,158	2,343
2016	11,916	2,390
2017 through 2020	70,317	12,558

Plan Assets

U.S. plan assets consist primarily of common collective trust units, whereby the trust’s assets consist of equity securities, U.S. government securities and corporate bonds, and 31,475 shares of our common stock at December 31, 2011 and 2010. The asset allocation for our U.S pension plans as of December 31, 2011 and 2010, and the target allocation, by asset category, are as follows:

U.S. Pension Plans	Target Allocation 2011	Allocation of Plan Assets at Measurement Date 2011	Target Allocation 2010	Allocation of Plan Assets at Measurement Date 2010
Equity securities	60%	59%	70%	71%
Debt securities	40%	39%	29%	26%
Other	0%	1%	0%	2%
Cash and cash equivalents	0%	1%	1%	1%

Total	100%	100%	100%	100%

Our U.S. pension obligations pay out primarily 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to diversify risk through asset allocation and to achieve strong long-term returns. Alternative investments, classified as other in the above table, are $2.0 and $3.3 million at December 31, 2011 and 2010, respectively. They include holdings in partnerships and funds that invest in public and private debt and equity and emerging markets real estate. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.

Non-U.S. plan assets consist primarily of mutual funds that invest in equity securities, government bonds and corporate bonds. Our investment strategy for the plan assets is to invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2011 and 2010, and the target allocation, by asset category, are as follows:

		Allocation of Plan Assets at Measurement Date
Non-U.S. Pension Plans	Target Allocation	2011	2010
Equity securities	47%	47%	54%
Debt securities	48%	48%	45%
Cash and cash equivalents	5%	5%	1%

Total	100%	100%	100%

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

We are required to disclose fair value measurements of pension assets and define the fair value hierarchy for valuation inputs. The hierarchy prioritized the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Our U.S. and non-U.S. pension assets are classified and disclosed in one of the three categories as defined in Note 4, Fair Value Measurements, of the Notes to the Consolidated Financial Statements.

Our Level 1 U.S. pension assets’ fair values are based on quoted market prices in active markets for identical assets, which we use to value our trade securities, receivables/payables for pending sales and purchases of trade securities and other similar securities. Our Level 2 U.S. pension assets’ values are based on comparable sales, such as quoted market rates for similar funds, which we use to value our private money market fund. Our Level 3 U.S. pension assets consist primarily of alternative investments held in limited partnerships and private equity funds. The values of their underlying holdings are based on third-party valuations using standard valuation methodologies.

The table below summarizes our U.S. pension assets in accordance with fair value measurement provisions for the years ended December 31, 2011 and 2010 (in thousands):

	00000000000	00000000000	00000000000	00000000000
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Cash and cash equivalents (a)	$-	$2,053	$-	$2,053
Common collective trust units: (b)
U.S large cap equity	-	54,180	-	54,180
U.S. small/mid cap growth equity	-	6,593	-	6,593
U.S. small/mid cap value equity	-	6,843	-	6,843
Non-U.S core equity	-	15,649	-	15,649
U.S. fixed income	-	55,286	-	55,286
Limited partnerships (c)	-	-	1,032	1,032
Private equity fund (d)	-	-	1,048	1,048
U.S mid cap corporate stocks	216	-	-	216

Total investments	216	140,604	2,080	142,900
Net payable for investments purchased	-	-	-	-
Other receivables, net	-	-	-	-

Total pension assets	$216	$140,604	$2,080	$142,900

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

	00000000000	00000000000	00000000000	00000000000
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Cash and cash equivalents (a)	$-	$861	$-	$861
Common collective trust units: (b)	-	-	-	-
Passive U.S large cap equity	-	45,307	-	45,307
U.S. small/mid cap growth equity	-	7,849	-	7,849
U.S. small/mid cap value equity	-	7,648	-	7,648
Non-U.S core equity	-	19,209	-	19,209
Passive U.S. core fixed income	-	35,636	-	35,636
Limited partnerships (c)	-	-	1,012	1,012
Private equity fund (d)	-	-	2,242	2,242
U.S corporate stock large cap mutual fund	14,630	-	-	14,630
U.S mid cap corporate stocks	398	-	-	398

Total investments	15,028	116,510	3,254	134,792
Net payable for investments purchased	-	-	-	-
Other receivables, net	-	-	15	15

Total pension assets	$15,028	$116,510	$3,269	$134,807

(a)	Cash and cash equivalents include cash in a money market fund managed by the Plan’s trustee.
(b)	Common collective trusts managed under a Group Trust structure.
(c)	Limited partnerships include a partnership invested in distressed debt and equity issued by companies in the U.S. and a partnership invested in real estate.
(d)	The private equity fund is invested in distressed debt and equity issued by companies in the U.S.

The following table presents the changes in Level 3 investments measured at fair value for the year ended December 31, 2011 and 2010 (in thousands):

	Limited Partnerships	Private Equity Funds	Other Receivables (Payables), net	Total
Balance at December 31, 2009	$1,089	$2,407	$677	$4,173
Actual return on plan assets:
Relating to assets still held at the reporting date	14	121	(662)	(527)
Relating to assets sold during the period	(91)	(286)	-	(377)

Balance at December 31, 2010	$1,012	$2,242	$15	$3,269

Actual return on plan assets:
Relating to assets still held at the reporting date	298	289	-	587
Relating to assets sold during the period	(278)	(1,483)	(15)	(1,776)

Balance at December 31, 2011	$1,032	$1,048	$-	$2,080

The values of the underlying holdings of the above Level 3 pension assets are not dependent upon credit and equity markets for value as their financing is from private sources. The ability to redeem certain holdings through a sale is limited at this time by general market conditions. However, this condition is expected to clear in the next

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

year and there appears to be sufficient funding for the limited partnerships and private equity fund to continue without redemptions through several years of continued operations.

Our Level 1 non-U.S. pension assets’ fair values are based on quoted market prices in active markets for identical assets, which we use to value our trade securities and cash and cash equivalents. Our Level 2 non-U.S. pension assets’ fair values are based on observable input from similar assets, such as the underlying assets of the policy fund in active markets, which we use to value our unit-linked pooled policies and insurance and reinsurance contracts. We do not have any non-U.S. pension assets that require valuation using Level 3 inputs.

The table below summarizes our non-U.S. pension assets in accordance with fair value measurement provisions for the years ended December 31, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Cash and cash equivalents	$224	$-	$-	$224
Mutual funds:
UK Equity	6,365	-	-	6,365
Emerging markets equity	5,507	-	-	5,507
US blended equity	3,814	-	-	3,814
European equity	2,373	-	-	2,373
Asia equity	1,744	-	-	1,744
UK corporate bonds	11,090	-	-	11,090
UK government bonds	6,079	-	-	6,079
Emerging markets bonds	1,973	-	-	1,973
Global government bonds	988	-	-	988
Insurance and reinsurance contracts	-	2,197	-	2,197

Total pension assets	$40,157	$2,197	$-	$42,354

	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Cash and cash equivalents	$421	$-	$-	$421
Corporate debt pooled unit funds (a)	-	18,042	-	18,042
Global corporate stock pooled unit funds (b)	-	21,478	-	21,478
Insurance and reinsurance contracts	-	1,439	-	1,439

Total pension assets	$421	$40,959	$-	$41,380

(a)	Corporate debt pooled unit fund includes units held in unit-linked pooled policies structured under U.K. securities and pension regulations. The policy managers invested in investment grade corporate debt securities issued in developed markets for the benefit of the policy.
(b)	Global corporate stock pooled unit fund includes units held in unit-linked pooled policies structured under U.K. securities and pension regulations. The policy managers invested in corporate stocks issued in markets in the U.S., U.K., European continent, Japan and other Asian countries.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

There were no significant concentrations of credit risk or other types of risk in our U.S. and non-U.S. pension assets investments at December 31, 2011 and 2010.

Other Postretirement Benefits

In addition to pension benefits, certain U.S. retirees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized on our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2011	2010
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$3,313	$4,267
Service cost	-	(898	)(a)
Interest cost	158	225
Actuarial gain	(69)	(30)
Benefits paid	(89)	(251)

Benefit obligation at end of year	$3,313	$3,313

Funded status	$3,313	$3,313
Accrued postretirement obligation	$3,313	$3,313

(a) Effective during the year ended December 31, 2010, an amendment to eliminate coverage for a retiree group and subsidy on prescription drugs costs resulted in an unrecognized prior service cost.

Amounts pertaining to our postretirement benefits recognized on our consolidated balance sheets are classified as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current liabilities	$(263)	$(462)
Noncurrent liabilities	(3,050)	(2,851)

Net amount recognized	$(3,313)	$(3,313)

A summary of our net periodic postretirement cost is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Components of net periodic postretirement cost:
Interest cost	$158	$225	$254

Net periodic postretirement cost	$158	$225	$254

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Pension and Other Postretirement Benefit Plans (Continued)

Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 4.30% and 5.00% at December 31, 2011 and 2010, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were 5.00%, 5.50%, and 6.40%, respectively. The assumed health care cost trend rate for fiscal year 2011 was 8.70% and is projected to decrease over seventeen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation results in an increase or decrease of approximately $0.1 million.

Estimated future gross benefit payments are $0.3 million for each of the next five years, 2012 through 2016, and $1.3 million in aggregate for the subsequent five-year period, 2017 through 2021.

Note 13: Litigation, Commitments and Contingencies

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management regularly studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table summarizes the change in our warranty liability during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$2,555	$2,913
Vocollect addition at acquisition	948	-
Payments or parts usage	(5,867)	(4,688)
Additional provision	7,217	4,330

Ending balance	$4,853	$2,555

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of December 31, 2011 and 2010. We have not made any significant indemnification payments as a result of these clauses.

At December 31, 2011, we had letter-of-credit reimbursement agreements totaling $2.2 million, compared to $2.5 million at December 31, 2010. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.

We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. In the event of a successful outcome, the capitalized costs for that case would be amortized over the remaining life of the patents in the case. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Litigation, Commitments and Contingencies (Continued)

successful outcome to less than probable, the total of the capitalized costs for that case would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets. Refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs.

As of December 31, 2010, $12.4 million of legal patent costs were capitalized. For the fourth quarter of 2011, the Company wrote off $5.6 million of legal costs that were capitalized between 2007 and 2011 attributable to a patent lawsuit, Intermec Technologies Corporation v. Palm, Inc., (the “Palm Case”). On January 18, 2012, the United States Court of Appeals for the Federal District issued a ruling in the Palm Case, affirming a U.S. District Court decision that upheld the validity of certain of our patents but that found no infringement by the defendant. Based on applicable accounting guidance we determined that all of the capitalized fees related to the case would be expensed in the fourth quarter of 2011. The patents at issue in the Palm case do not relate to our radio-frequency identification (RFID) patent portfolio. Both parties have requested reimbursement of legal fees.

As of December 31, 2011, $7.4 million of legal patent costs remain as capitalized, all in connection with Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division. These costs were capitalized between 2006 and 2011. The longest-lived Intermec patent currently at issue in this case will expire in 2022; the expiration dates of all unexpired patents in the case range from 2014 to 2022. Both parties have requested reimbursement of legal fees.

We currently, and from time to time, are subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. With the exception of certain cases involving the defense of our patents as described above, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties (which may include claims against us for infringement of such third parties’ patents). These matters can also include matters in which we are not a party to a pending law suit, but in connections with which a party to a law suit seeks indemnification from us. In addition to the expense of addressing these matters, resolution of any of these disputes could result in the write down or write off of accounts receivable, the payment of damages, or both. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect the ultimate resolution of any currently pending proceedings and disputes to have a material effect on our business, financial condition, results of operations or liquidity.

Payments due under non-cancelable future leases during the next five years are as follows (in millions):

Year	Amount
2012	$13.2
2013	13.5
2014	8.1
2015	5.0
2016	4.3

In January 2012, we entered into a new long term lease for real estate to support ongoing operations that would have increased the non–cancelable future lease payment on the table above as follows $0.0, $1.1, $1.5, $1.5, and $1.5 million for the twelve months ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Litigation, Commitments and Contingencies (Continued)

Rental expense for operating leases from continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $10.6, $10.1 and $12.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Aggregate future minimum rental income to be received under non-cancelable subleases is not material at December 31, 2011.

Note 14: Acquisitions and Goodwill

On March 3, 2011, we completed our acquisition of Vocollect by acquiring all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect for an aggregate purchase price of approximately $197 million in cash, net of cash acquired. Vocollect provides voice-centric solutions for mobile workers in distribution, warehouse and healthcare environments worldwide through design, manufacture and sale of voice data collection terminals and related software. This acquisition is part of our strategy to expand our warehouse and mobility solutions.

We have included the financial results of Vocollect in our consolidated financial statements from the date of acquisition. Vocollect acquisition and related costs of approximately $5.1 million were recorded as an expense for the year ended December 31, 2011, and are included in the total acquisition costs of $6.0 million in our consolidated statement of operations for the year ended December 31, 2011. The remainder of the acquisition costs recorded in the year ended December 31, 2011, relate to the acquisition of Enterprise Mobile. Acquisition related costs include direct integration costs and professional services.

The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

	At Acquisition March 3, 2011	Adjustments	At Acquisition March 3, 2011 (Adjusted)
Accounts receivable (gross contractual receivables total to $21,461)	$20,569	$-	$20,569
Inventories	6,800	720	7,520
Net deferred tax assets	7,552	328	7,880
Other current assets	1,606	5,747	7,353
Goodwill (including $7.9 million for assembled workforce)	131,167	8,995	140,162
Intangible assets	85,600	(18,100)	67,500
Property, plant and equipment	10,060	(937)	9,123
Other assets	3,235	(3,098)	137
Accounts payable	(6,818)	-	(6,818)
Payroll and related expenses	(531)	(8,281)	(8,812)
Deferred revenue	(11,616)	680	(10,936)
Accrued expenses	(11,231)	2,492	(8,739)
Deferred tax liabilities	(35,370)	12,800	(22,570)
Long-term deferred revenue	(4,282)	-	(4,282)
Other long-term liabilities	(370)	(1,000)	(1,370)

Total net assets acquired	$196,371	$346	$196,717

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Acquisitions and Goodwill (Continued)

The adjustments identified above were recorded in the quarters subsequent to the acquisition and are required to properly reflect the fair value of the assets acquired and liabilities assumed in connection with our acquisition of Vocollect on March 3, 2011. We adjusted the value of the acquired inventory, other current assets, intangible assets, property, plant and equipment, other assets, assumed accrued expenses, deferred tax liabilities, deferred revenue and other long-term liabilities. We also recognized an assumed liability of $1.0 million for the probable amount earned under Vocollect’s Long Term Incentive Plan (“LTIP”). We finalized our analysis of customer retention rates and reduced the initially assumed useful life of the acquired customer relationships from 13 years to 11 years, in addition to other immaterial changes, which resulted in an $18.1 million reduction in the value of that intangible asset. Deferred tax liabilities were adjusted for the reduction of the customer relationship asset and to recognize the tax benefit attributable to payments anticipated to be made in the future to former Vocollect stock option holders. We finalized the acquisition accounting in the fourth quarter of 2011.

Goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect and is not deductible for income tax purposes. Goodwill associated with the Vocollect acquisition has been allocated to the Voice solutions reportable segment.

The carrying value of goodwill by reporting unit as of December 31, 2011 is as follows (in thousands):

Reportable Segment	Reporting Unit	Goodwill
Intermec-branded services:	Intermec Global Services	$3,348
Voice solutions:	Supply chain	130,682
	Healthcare	9,480

	Total:	$143,510

Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a description of our reporting units and the methods used to determine the fair value of our reporting units for purposes of completing the interim and annual impairment analysis.

The changes to the carrying amount of goodwill for the year ended December 31, 2011 are as follows (in thousands):

Goodwill balance at December 31, 2009	$0
Goodwill from acquisition	1,152

Goodwill balance at December 31, 2010	1,152
Goodwill from acquisition of Vocollect	140,162
Goodwill from other acquisitions	2,196

Goodwill balance at December 31, 2011	$143,510

The following table presents the total revenue and net income for Vocollect, including amortization of intangibles and other purchase accounting charges resulting from the acquisition of Vocollect for the year ended December 31, 2011 (in thousands):

Year Ended December 31, 2011
Revenue	$106,214
Net income	412

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Acquisitions and Goodwill (Continued)

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

	Year Ended December 31,
(in thousands)	2011	2010
Total revenues	$871,993	$791,426
Net loss	(23,685)	(19,945)

Note 15: Segment Reporting

Based on evaluation of our financial information our reportable segments comprise of Intermec-branded products, Intermec-branded services and Voice solutions. The Intermec-branded product segment generates revenue from the design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees. Our Intermec-branded service segment generates revenue from managed services, customer support, product maintenance and professional services related to the products and systems integration. The Voice solutions segment comprises voice data, collection terminals and professional services related to these products.

Our chief operating decision maker, our Chief Executive Officer of the Company, evaluates revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are based primarily on the overall performance in each operating segment. The accounting policies of our three reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets for the years ended December 31, 2011 and 2010 were $869.3 and $749.3 million, respectively.

The following table sets forth our operations by reportable segment (in thousands):

	00000000000	00000000000	00000000000
	Year Ended December 31,
	2011	2010	2009
Revenues:
Intermec-branded products	$598,842	$545,258	$519,603
Intermec-branded services	143,127	133,853	138,602
Voice Solutions	106,212	-	-

Total	$848,181	$679,111	$658,205

Gross profit:
Intermec-branded products	$238,177	$207,199	$188,475
Intermec-branded services	47,832	50,393	60,083
Voice Solutions	60,728	-	-

Total	$346,737	$257,592	$248,558

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Segment Reporting (Continued)

For the years ended December 31, 2011, 2010 and 2009, ScanSource accounted for more than 10% of our consolidated revenues. Total sales to this customer were $187.4, $156.8, and $123.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, and primarily related to Intermec-branded product sales.

The following table sets forth our revenues by product line and service (in thousands):

	00000000000	00000000000	00000000000
	Year Ended December 31,
	2011	2010	2009
Revenues:
Intermec branded:
Systems and solutions	$423,434	$381,618	$368,188
Printer and media	175,408	163,640	151,415
Service	143,127	133,853	138,602
Voice Solutions	106,212	-	-

Total	$848,181	$679,111	$658,205

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (in thousands):

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
North America	$408,307	$344,100	$373,199
Europe, Middle East and Africa	275,365	212,998	186,816
LATAM	102,587	76,205	63,510
ASIAPAC	61,922	45,808	34,680

Total	$848,181	$679,111	$658,205

The following table sets forth our property, plant and equipment, net, by geographic region (in thousands):

	Year Ended December 31,
	2011	2010
North America	$37,133	$31,179
Europe, Middle East and Africa	2,104	2,030
LATAM	1,192	1,781
ASIAPAC	6,657	1,330

Total	$47,086	$36,320

INTERMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERLY FINANCIAL INFORMATION

Below is unaudited quarterly financial information for 2011 and 2010 (in millions, except for earnings per share and common stock sales price):

	2011
	Q1	Q2	Q3	Q4 (a)
Revenues	$178.5	$221.1	$211.8	$236.8
Gross profit	68.3	91.3	87.8	99.3
Net (loss) earnings	(6.0)	(3.8)	0.7	(21.6)
Basic (loss) earnings per share	$(0.10)	$(0.06)	$0.01	$(0.36)
Diluted (loss) earnings per share	$(0.10)	$(0.06)	$0.01	$(0.36)
Common stock sales price per share:
High	$13.05	$12.21	$11.31	$8.62
Low	$9.89	$10.28	$6.20	$5.87

	2010
	Q1	Q2	Q3	Q4
Revenues	$149.2	$161.2	$168.7	$200.0
Gross profit	56.1	58.5	64.6	78.4
Net (loss) earnings	(3.6)	2.7	(6.9)	7.9
Basic (loss) earnings per share	$(0.06)	$(0.04)	$(0.11)	$0.13
Diluted (loss) earnings per share	$(0.06)	$(0.04)	$(0.11)	$0.13
Common stock sales price per share:
High	$15.60	$14.49	$12.13	$13.08
Low	$12.67	$10.14	$9.51	$11.87

(a)	Includes a $20.9 million tax expense in 2011. For the year ended December 31, 2011, a valuation allowance was required against a portion of our U.S. deferred tax assets and we recorded an increase of $20.9 million in our valuation allowance during the year ended December 31, 2011. This increase was reflected as an expense in the fourth quarter of 2011. There were no similar charges in any of the other years presented.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Balance at Beginning of Period	Costs Charged to Expense	Deductions and Write- offs	Balance at End of Period
As of December 31, 2011
Allowance for uncollectible accounts receivable	$2,153	$1,544	$(1,175)	$2,522
Allowance for sales returns	5,369	(946)	-	4,423
As of December 31, 2010
Allowance for uncollectible accounts receivable	1,327	1,348	(522)	2,153
Allowance for sales returns	9,006	(3,637)	-	5,369
As of December 31, 2009
Allowance for uncollectible accounts receivable	2,085	992	(1,750)	1,327
Allowance for sales returns	8,704	302	-	9,006

INTERMEC, INC.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of January 15, 2011, by and among Intermec, Inc., a Delaware corporation, Vancouver Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of Intermec, Inc., Vocollect, Inc., a Pennsylvania corporation, and the Shareholders’ Agent identified therein, filed as Exhibit 2.1 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Intermec, Inc. (formerly, UNOVA, Inc. and referred to below as the “Company”), filed as Exhibit 3.1 to the Company’s May 17, 2006 current report on Form 8-K, and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Company, as amended as of September 11, 2008 and filed as Exhibit 3.1 to the Company’s September 11, 2008 current report on Form 8-K, and incorporated herein by reference.
4.1	Credit Agreement between the Company, as the Borrower, and Wells Fargo Bank, National Association, as the Lender, dated as of September 27, 2007, filed as Exhibit 10.6 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.
4.2	Revolving Line of Credit Note between the Company, as the Borrower, and Wells Fargo Bank, National Association, as the Lender, amended as of December 12, 2008, filed as Exhibit 4.2 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.
4.3	Continuing Guaranty by Intermec IP Corp., as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007, filed as Exhibit 10.8 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.
4.4	Continuing Guaranty by Intermec Technologies Corporation, as the Guarantor, to Wells Fargo Bank, National Association, as the Bank, dated as of September 27, 2007, filed as Exhibit 10.9 to the Company’s September 30, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.
4.5	Amended and Restated Credit Agreement, dated as of January 14, 2011, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.
4.6	First Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2011, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s March 3, 2011 current report on Form 8-K, and incorporated herein by reference.
4.7	Second Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2011, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s December 22, 2011 current report on Form 8-K, and incorporated herein by reference.
4.8	Third Amendment to Amended and Restated Credit Agreement, dated as of February 2, 2012, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s February 2, 2012 current report on Form 8-K, and incorporated herein by reference.
10.1	Distribution and Indemnity Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.1 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.

10.2	Tax Sharing Agreement, dated October 31, 1997 between Western Atlas Inc. and the Company, filed as Exhibit 10.2 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.3	Intellectual Property Agreement, dated October 31, 1997 between Western Atlas Inc. and the Company, filed as Exhibit 10.4 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.
10.4	Employee Benefits Agreement, dated October 31, 1997, between Western Atlas Inc. and the Company, filed as Exhibit 10.3 to the Company’s September 30, 1997 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.5	Purchase and Sale Agreement, dated as of March 17, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited, Cincinnati Machine U.K. Limited (now UNOVA Operations U.K. Limited), Honsberg Lamb Sonderwerkzeugmachinen GmbH (now UNOVA Germany GmbH), UNOVA Canada, Inc., and UNOVA IP Corp., as Selling entities, and R&B Plastics Holdings, Inc. and MAG Industrial Automation Systems, LLC, as Purchasing Entities (the “Cincinnati Purchase and Sale Agreement”), filed as Exhibit 4.1 to the Company’s April 3, 2005, quarterly report on Form 10-Q, and incorporated herein by reference.
10.6	First Amendment to the Cincinnati Purchase and Sale Agreement, dated April 1, 2005, filed as Exhibit 4.2 to the Company’s April 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.
10.7	Purchase and Sale of Cincinnati Lamb Group—Settlement Agreement, dated June 30, 2005, filed as Exhibit 10.7 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.
10.8	Purchase and Sale Agreement, dated as of October 27, 2005, among the Company, UNOVA Industrial Automation Systems, Inc., UNOVA IP Corp. and UNOVA U.K. Limited, as Selling Entities, and Compagnie De Fives-Lille, Cinetic Landis Grinding Corp. and Cinetic Landis Grinding Limited, as Purchasing Entities, filed as Exhibit 10.42 to the Company’s 2005 annual report on Form 10-K, and incorporated herein by reference.
10.9	Venture Manufacturing Services Framework Agreement, dated December 3, 2008, between Venture Corporation Limited and the Company, filed as Exhibit 10.9 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference. +
10.10	Form of Voting Agreement by and among Intermec, Inc., a Delaware corporation, Vocollect, Inc., a Pennsylvania corporation, and certain holders of capital stock of Vocollect, Inc., filed as Exhibit 10.1 to the Company’s January 14, 2011 current report on Form 8-K, and incorporated herein by reference.
10.11	Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, as amended and restated as of May 26, 2010, filed as Exhibit 10.1 to the Company’s September 26, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.12	Amendment No. 5 to Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s January 19, 2012 current report on Form 8-K, and incorporated herein by reference. **
10.13	Form of Restricted Stock Unit Agreement (For Non-Employee Directors) under the Director Compensation Program, as amended by Amendment No. 5, filed as Exhibit 10.2 to the Company’s January 19, 2012 current report on Form 8-K, and incorporated herein by reference.**
10.14	Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, Amended and Restated as of January 19, 2012.* **
10.15	Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.17	Director Deferred Compensation Plan, As Amended and Restated November 9, 2010, filed as Exhibit 10.13 to the Company’s 2010 annual report on Form 10-K, and incorporated herein by reference. **
10.18	Amendment to Director Deferred Compensation Program, filed as Exhibit 10.3 to the Company’s January 19, 2012 current report on Form 8-K and incorporated herein by reference. **
10.19	Intermec, Inc. Director Deferred Compensation Plan, As Amended and Restated January 19, 2012. * **
10.20	Director Stock Option and Fee Plan, As Amended Effective November 19, 2007, filed as Exhibit 10.6 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.21	The Company’s Deferred Compensation Plan, filed as Exhibit 10.4 to the Company’s July 2, 2006 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.22	Adoption Agreement to the Company’s Deferred Compensation Plan, dated June 29, 2006, filed as Exhibit 10.25 to the Company’s 2007 annual report on Form 10-K, and incorporated herein by reference.**
10.23	Action and Amendment to the Company’s Deferred Compensation Plan, dated December 18, 2009, filed as Exhibit 10.18 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference. **
10.24	Action and Second Amendment to the Company’s Deferred Compensation Plan, dated March 18, 2010, filed as Exhibit 10.1 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.25	Action and Third Amendment to the Company’s Deferred Compensation Plan, dated June 9, 2011, filed as Exhibit 10.2 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference. **
10.26	Intermec, Inc. Change of Control Severance Plan, Amended and Restated as of March 22, 2010, filed as Exhibit 10.2 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.27	Intermec, Inc. Senior Officer Severance Plan, Amended and Restated Effective November 8, 2010, filed as Exhibit 10.2 to the Company’s 2010 Annual Report on Form 10-K and incorporated herein by reference. **
10.28	Restoration Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.6 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.29	First Amendment to the Company’s Restoration Plan, dated December 18, 2009, filed as Exhibit 10.22 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference. **
10.30	Supplemental Executive Retirement Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.7 to the Company’s July 1, 2007, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.31	First Amendment to the Company’s Supplemental Executive Retirement Plan, dated December 18, 2009, filed as Exhibit 10.24 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference.**
10.32	Summary of Executive Life Insurance Benefit, filed as Exhibit 10.22 to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference.**
10.33	2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s June 28, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.34	The Company’s 2008 Omnibus Incentive Plan (as amended and restated effective May 25, 2011), filed as Exhibit 10.1 to the Company’s May 25, 2011 current report on Form 8-K, and incorporated herein by reference. **
10.35	Executive Change of Control Policy for the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.25 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.36	Standard Change of Control Policy for the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.26 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.37	Senior Officer Incentive Program, under the Company’s 2008 Omnibus Incentive Plan, as amended and restated November 8, 2010, filed as Exhibit 10.27 to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference. **
10.38(a)	Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.38(b)	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for U.S. Optionees) under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.3 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference. **
10.39	Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.40	Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.4 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference. **
10.41	2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 31, 2009, filed as Exhibit 10.1 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**
10.42	2008 Long-Term Performance Share Program Agreement for the Award Period January 1, 2009 through December 31, 2011, filed as Exhibit 10.2 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**
10.43	Form of Employee Long-Term Performance Share Program Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.44	Form of Employee Long-Term Performance Share Program Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s May 13, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.45	Form of Performance Share Unit Agreement under the Company’s 2008 Long-Term Performance Share Unit Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.5 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference. **
10.46	2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.47	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.48	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.49	Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**
10.50	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.51	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.52	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.53	2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**
10.54	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.55	Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.56	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.57	Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.58	1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**
10.59	Performance Based Restricted Stock Unit Agreement, dated May 24, 2011, between the Company and Patrick J. Byrne under the Company’s 2008 Omnibus Incentive Plan, as amended effective July 9, 2008, filed as Exhibit 10.2 to the Company’s May 25, 2011 current report on Form 8-K, and incorporated herein by reference.**
10.60	Policy for Recovery of Incentive Compensation, adopted February 22, 2012. ***
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*	Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
**	Compensatory plan or arrangement.
+	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934.