Form 10-Q
period 2012-04-01
Intermec, Inc.
filed 2012-05-16
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, $0.01 par value per share	59,987,118 shares

INTERMEC, INC.

INTERMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$85,321	$95,108
Short-term investments	203	170
Accounts receivable, net	112,837	139,737
Inventories	107,745	103,622
Current deferred tax assets, net	8,422	84,541
Other current assets	29,117	24,226

Total current assets	343,645	447,404

Deferred tax assets, net	7,889	141,064
Goodwill	128,585	143,510
Intangible assets, net	57,303	61,996
Property, plant and equipment, net	44,821	47,086
Other assets, net	27,786	28,230

Total assets	$610,029	$869,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,818	$92,607
Payroll and related expenses	23,872	32,540
Deferred revenue	54,598	47,234
Accrued expenses	28,928	35,118

Total current liabilities	183,216	207,499

Long-term debt	85,000	85,000
Pension and other postretirement benefits liabilities	125,901	124,058
Long-term deferred revenue	28,567	28,960
Other long-term liabilities	16,298	15,344

Commitments and contingencies

Shareholders’ equity:
Common stock (250,000 shares authorized, 63,096 and 62,956 shares issued and 59,847 and 59,717 outstanding)	636	636
Additional paid-in capital	700,912	697,597
Accumulated deficit	(452,417)	(210,327)
Accumulated other comprehensive loss	(78,084)	(79,477)

Total shareholders’ equity	171,047	408,429

Total liabilities and shareholders’ equity	$610,029	$869,290

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenues:
Product	$136,471	$141,736
Service	43,207	36,782

Total revenues	179,678	178,518

Costs and expenses:
Cost of product revenues	91,339	87,797
Cost of service revenues	22,414	22,427
Research and development	20,009	17,815
Selling, general and administrative	66,007	54,242
Impairment of goodwill	14,925	—
Gain on intellectual property sales	(1,400)	—
Acquisition costs	—	4,839

Total costs and expenses	213,294	187,120

Operating loss	(33,616)	(8,602)
Interest income	121	98
Interest expense	(750)	(511)

Loss before income taxes	(34,245)	(9,015)
Income tax expense (benefit)	207,845	(2,938)

Net loss	$(242,090)	$(6,077)

Basic loss per share	$(4.03)	$(0.10)
Diluted loss per share	$(4.03)	$(0.10)

Shares used in computing:
Basic loss per share	60,030	60,367
Diluted loss per share	60,030	60,367

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net loss:	$(242,090)	$(6,077)
Other comprehensive loss:
Foreign currency translation adjustments	3,501	4,920
Unrealized gain (loss) on investment, net of tax of $0 and $2, respectively	11	(4)
Amortization of benefit plan costs, net of tax of $0 and $(221), respectively	(2,119)	399

	1,393	5,315

Total comprehensive loss	$(240,697)	$(762)

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash and cash equivalents at beginning of the period	$95,108	$221,467

Cash flows from operating activities:
Net loss	(242,090)	(6,077)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,808	4,907
Deferred taxes	210,804	(4,383)
Stock-based compensation	2,641	2,328
Impairment of goodwill	14,925	—
Gain on intellectual property sales	(1,400)	—
Change in pension and other postretirement plans, net	(302)	(159)
Changes in operating assets and liabilities:
Accounts receivable	29,899	13,152
Inventories	(3,916)	2,357
Accounts payable	(17,113)	(2,128)
Payroll and related expenses	(8,964)	4,409
Accrued expenses	(6,134)	(14,454)
Deferred revenue	6,099	6,705
Other operating activities	(5,276)	(4,310)

Net cash (used in) provided by operating activities	(12,019)	2,347

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(199,018)
Additions to property, plant and equipment	(1,792)	(4,115)
Proceeds from intellectual property sales	1,650	—
Other investing activities	(11)	(371)

Net cash used in investing activities	(153)	(203,504)

Cash flows from financing activities:
Proceeds from issuance of debt	—	97,000
Stock repurchase	—	(4,535)
Stock options exercised and other	675	524

Net cash provided by financing activities	675	92,989

Effect of exchange rate changes on cash and cash equivalents	1,710	3,818

Net change in cash and cash equivalents	(9,787)	(104,350)

Cash and cash equivalents at end of the period	$85,321	$117,117

Cash paid during the period for income taxes	$5,455	$3,313
Cash paid during the period for interest	333	166

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

Our interim financial periods are based on a thirteen-week internal accounting calendar. In our opinion, the accompanying balance sheets, statements of operations, statements of cash flows and statements of comprehensive income (loss) include all adjustments, consisting mainly of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of Intermec and its subsidiaries. Intercompany transactions and balances have been eliminated. Our statements of operations separately disclose revenues and costs related to our products and services on a consolidated basis. However, in our segment reporting, products and services related to Voice solutions are aggregated and disclosed as a separate reportable segment. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Recently Adopted Accounting Pronouncements

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and was applied on a prospective basis. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption, see Note 3 Fair Value Measurements for additional disclosures related to this pronouncement.

Comprehensive Income - In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of 2012 and applied it retrospectively. To implement this standard we have added a separate statement labeled Condensed Consolidated Statement of Comprehensive Income (Loss).

Intangibles – Goodwill and Other: In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance was adopted and applied in January 2012. The adoption of this accounting standard update did not have an impact on our financial position, results of operations, cash flows, or comprehensive income as it is intended to potentially simplify the assessment for goodwill impairment.

Reclassification

Certain reclassifications have been made to prior periods to conform to the present year presentation. Specifically, for the quarter ended April 3, 2011 we have reclassified certain costs that were in cost of service revenues to cost of product revenues in the amount of $0.8 million. This reclassification has no impact on previously reported earnings from operations or net income.

Note 2: Revolving Credit Facility

Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which matures on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was initiated on September 27, 2007. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with completion of procedures for closing our financial records for the quarter ended April 1, 2012, we determined that, effective on that date, we were not in compliance with certain of our covenants under the Revolving Facility due to the loss before income taxes. Accordingly, the Revolving Facility was amended effective as of March 30, 2012 to remove the financial covenants related to tangible net worth, annual net income after taxes, and adjusted net income before taxes, to add a new covenant related to minimum adjusted EBITDA and to add a new financial covenant for permitted acquisitions. After considering the amendment we were in compliance with all financial and non-financial covenants of the Revolving Facility at April 1, 2012.

In addition to financing the acquisition of Vocollect in 2011, the Revolving Facility is used for general corporate purposes. The Revolving Facility includes financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. At April 1, 2012 and at December 31, 2011, we had borrowing capacity of $63.5 million under the Revolving Facility with borrowings of $85 million and $1.5 million of letters of credit outstanding. The amount outstanding under the Revolving Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the first quarter of 2012, the weighted average interest rate on borrowed funds under the Revolving Facility was 2.3%.

At April 1, 2012, scheduled principal payments on long-term debt were as follows (in thousands):

Total
2012-2013	$—
2014	85,000

Total principal payments	$85,000

The key terms of the Revolving Facility are as follows following the most recent amendment:

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

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	The maximum funded debt to EBITDA allowed (as defined in the Revolving Facility) of 2.5 to 1.

•

An Asset Coverage Ratio of not less than 1 to 1 is required for debt to margined assets. For this purpose, a certain percentage of our accounts receivable, inventory and domestic cash balances are considered.

•

The minimum adjusted EBITDA allowed for the trailing twelve months (as defined in the Revolving Facility) is $25 million for the second quarter of 2012, $35 million for the third quarter of 2012, and $45 million for all subsequent quarters.

We expect to be in compliance with our covenants for the next twelve months.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to fair value measurement provisions as of April 1, 2012 comprised the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at April 1, 2012
Cash and cash equivalents	$85,524	$—	$—	$85,524
Money market funds	17,173	—	—	17,173
Certificates of deposit	—	3,643	—	3,643
Stock	203	—	—	203
Derivative instruments – assets	—	799	—	799

Total assets at fair value	$102,900	$4,442	$—	$107,342

	Level 1	Level 2	Level 3	Fair Value at April 1, 2012
Derivative instruments – liabilities	$—	$(1,121)	$—	$(1,121)

Total liabilities at fair value	$—	$(1,121)	$—	$(1,121)

Our financial assets and liabilities subject to fair value measurement provisions as of December 31, 2011 comprised the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Cash and cash equivalents	$95,278	$	$	$95,278
Money market funds	15,275	—	—	15,275
Certificates of deposit	—	3,555	—	3,555
Stock	170	—	—	170
Derivative instruments – assets	—	985	—	985

Total assets at fair value	$110,723	$4,540	$—	$115,263

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Derivative instruments – liabilities	$—	$(1,801)	$—	$(1,801)

Total liabilities at fair value	$—	$(1,801)	$—	$(1,801)

Our Level 1 financial instrument values are based on quoted market prices for identical assets in active markets. Our Level 2 financial instrument values are based on quoted prices in active markets for similar assets, which we use to value our certificates of deposit, or comparable sales, such as quoted market rates for similar contracts. Specifically, we obtain current pricing from the issuing bank for identical item purchased on the last business day of our reporting period. Level 3 financial instrument values refer to fair values using unobservable inputs that are not corroborated by market data.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three months ended April 1, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets. See Note 16 – Goodwill and other Long-Lived Assets for details of our impairment analysis.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following fair value hierarchy table presents information about our goodwill assets that were measured at fair value on a non-recurring basis at April 1, 2012:

Goodwill	Level 1	Level 2	Level 3	Fair Value at April 1, 2012
Voice solutions supply chain reporting unit	$—	$—	$115,757	$115,757
Voice solutions healthcare reporting unit			9,480	9,480
Intermec global solutions reporting unit			3,348	3,348

Total goodwill at fair value	$—	$—	$128,585	$128,585

The following fair value hierarchy table presents information about our goodwill assets that were measured at fair value on a non-recurring basis at December 31, 2011:

Goodwill	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Voice solutions supply chain reporting unit	$—	$—	$130,682	$130,682
Voice solutions healthcare reporting unit			9,480	9,480
Intermec global solutions reporting unit			3,348	3,348

Total goodwill at fair value	$—	$—	$143,510	$143,510

A goodwill impairment was recorded in the amount of $14.9 million in the first quarter of 2012 against the VSC reporting unit.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents quantitative information, based on certain empirical data with respect to level 3 fair value measurements for assets and liabilities measured at fair value on a non-recurring basis at April 1, 2012:

Reporting Unit	Fair Value	Valuation Technique(s)	Unobservable Input(s)
Voice Solutions Supply Chain
Goodwill	$115,757	Income Approach	Financial Forecast
			Terminal Growth Rate
			Capitalization Rate
		Discounted Cash Flow Method	Weighted Average Cost of Capital
			Company Specific Risk Premium
			Expected Cash Flow
		Market Approach	Financial Forecast
			Public Company Multiples
Voice Solutions Healthcare
Goodwill	$9,480	Income Approach	Financial Forecast
			Terminal Growth Rate
			Capitalization Rate
		Discounted Cash Flow Method	Weighted Average Cost of Capital
			Company Specific Risk Premium
			Expected Cash Flow
Intermec Global Solutions
Goodwill	$3,348	Income Approach	Financial Forecast
			Terminal Growth Rate
			Capitalization Rate
		Discounted Cash Flow Method	Weighted Average Cost of Capital
			Company Specific Risk Premium
			Expected Cash Flow

Total Goodwill	$128,585

Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and payroll and related expenses at April 1, 2012 and December 31, 2011, approximate their carrying values due to their short-term nature. The fair value of long-term debt at April 1, 2012 approximates its carrying value.

Note 4. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated in Euros or British Pounds and customer receivables of our foreign subsidiaries denominated in U.S. Dollars and Euros. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our condensed consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $106.8 million as of April 1, 2012. Principal currencies we hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar and Swedish Krona. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $(0.9) and $0.6 million for the quarters ended April 1, 2012 and April 3, 2011, respectively. We recorded a net liability of $(0.3) and $(0.8) million in accounts payable and accrued expenses at April 1, 2012 and December 31, 2011, respectively.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
Accounts receivable, gross	$119,458	$146,682
Less:
Allowance for sales returns	4,307	4,423
Allowance for doubtful accounts	2,314	2,522

Accounts receivable, net	$112,837	$139,737

Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions globally are recorded directly to the customers’ accounts instead of an allowance to gross receivables. One customer, ScanSource, our largest distributor, accounted for 18% and 19% of our accounts receivable as of April 1, 2012 and December 31, 2011, respectively.

Note 6. Inventories

Inventories consisted of the following (in thousands):

	April 1, 2012	December 31,2011
Raw materials	$28,141	$30,485
Service parts	14,698	13,412
Work in process	503	316
Finished goods	64,403	59,409

Inventories	$107,745	$103,622

In addition to the inventories described above, service parts inventories totaling $4.3 and $4.3 million that are not expected to be sold within the next 12 months are classified as other long-term assets as of April 1, 2012 and December 31, 2011, respectively.

Note 7. Intangibles

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of April 1, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$12,735	$27,465	5 years
In-process research and development	1,900	69	1,831	7 years
Customer relationships	17,600	1,286	16,314	11 years
Trademarks	5,200	411	4,789	10 years
Lease agreements	2,600	357	2,243	8 years

Total acquired intangible assets from Vocollect acquisition:	67,500	14,858	52,642

Other intangibles	14,341	9,680	4,661	5 years

Total	$81,841	$24,538	$57,303

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total amortization expense on intangibles for the three months ended April 1, 2012 and April 3, 2011 was $4.7 million and $1.3 million, respectively. Estimated future amortization expense for intangible assets for the next five years is as follows (in thousands):

Year	Amount
2012	$18,558
2013	16,367
2014	8,865
2015	6,005
2016	3,482

Note 8. Provision for Income Taxes

The tax provision for the three months ended April 1, 2012 includes a net $206.9 million non-cash charge to record a valuation allowance against our U.S. deferred tax assets.

As of December 31, 2011, we had deferred tax assets of $254.0 million, which include $33.4 million of general business credit carry-forwards and $48.1 million of foreign tax credit carry-forwards with expiration dates ranging from 2016 through 2031. The remainder of our deferred tax assets consist of tax timing items including postretirement obligations, deferred revenue and capitalized R&D expenses. The valuation allowance as of April 1, 2012 against these net deferred tax assets was increased from $29.0 million to $235.9 million in the first quarter of 2012. The deferred tax assets that do not have a valuation allowance include the foreign deferred tax assets and U.S. deferred tax assets that are offset by the accruals for unrealized tax positions.

Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance.

The negative evidence of the financial accounting losses that we have recognized in recent periods is the single most significant factor in our assessment. We also consider positive evidence such as expected future reversals of existing temporary differences and prudent and feasible tax planning strategies. However, we view actual results as more reliable. During 2011, we considered the uncertainties associated with projected future taxable income (exclusive of reversing temporary differences) to be significant and we gave little weight to projections of future U.S. taxable income. This was the case even though a sizable portion of our U.S. losses were the result of charges incurred for restructurings, impairments, and other special items, and without these charges, we had cumulative operating income in the United States through December 31, 2011. So, in the fourth quarter of 2011, we based our assessment of the prospects for recovering deferred tax assets solely on the objective and verifiable evidence represented by our historical three-year average U.S. earnings (excluding certain non-recurring charges) and not on the future earnings we forecasted in excess of that average. For the fourth quarter, we recorded a $21.4 million valuation allowance.

In the quarter ended April 1, 2012, we recorded a pre-tax loss and significantly underperformed our forecast. Accordingly, in the first quarter of 2012, in light of the current performance as well as certain changes in management, we revised our forecast downward for our U.S. operations for the remainder of 2012. We considered all the foregoing as significant, objective and verifiable negative evidence that we took into account in our assessment. We concluded that it was more likely than not that the value of such assets would not be realized and that we needed therefore to record a valuation allowance for our U.S. entities representing the full balance of these assets.

A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our U.S. deferred tax assets. In the event that we determine in the future that we expect to benefit from our deferred income tax assets in excess of the net balance at that time, we will make an adjustment to the deferred tax asset valuation allowance. This will reduce the provision for income taxes in that period. Until such time, we will offset U.S. profits against our deferred tax assets and will reduce the overall level of deferred tax assets subject to valuation allowance as a result.

Our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 30% for all jurisdictions other than the United States, Singapore and Japan, where we are not recognizing tax benefits due to losses. Our effective tax rate from continuing operations of 30% for 2012 is lower than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions.

The tax benefit for the quarter ended April 3, 2011 reflected an effective tax rate of 32.6% compared to a U.S. statutory rate of 35%. The effective tax rate reflected our estimated annual effective tax rate of approximately 45.6% for the fiscal year 2011, and is partially offset by a discrete charge in the quarter for non-deductible acquisition costs. Our estimated annual effective tax rate for 2011 is higher than the statutory rate of 35% due primarily to our projected mix and levels of taxable income between jurisdictions.

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

	Three Months Ended
	April 1, 2012	April 3, 2011
Weighted average shares - basic	60,029,951	60,367,378
Dilutive effect of unvested restricted shares and stock options	—	—

Weighted average shares - diluted	60,029,951	60,367,378

Our employees and directors held options to purchase 127,933 and 2,705,825 shares of our common stock for the three months ended April 1, 2012 and April 3, 2011, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

Note 10. Stock-Based Compensation

A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) for the three months ended April 1, 2012 and April 3, 2011 is as follows (in thousands):

	Three Months Ended April 1, 2012	Three Months Ended April 3, 2011
Cost of revenue	63	$63
Selling, general and administrative	2,578	2,147

Total	$2,641	$2,210

For the three months ended April 1, 2012, we granted 14,000 options, respectively, to employees with an average fair value of $3.00 per option, which will vest annually in substantially equal quantities over three years from the date of grant.

Note 11. Segment Reporting

Our chief operating decision maker is our Interim Chief Executive Officer. Based on the evaluation of our financial information our reportable segments are comprised of Intermec-branded products, Intermec-branded services and Voice solutions. The Intermec-branded product segment generates revenue from the design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees. Our Intermec-branded service segment generates revenue from managed services, customer support, product maintenance and professional services related to products and systems integration. The Voice solutions segment is comprised of voice data, collection terminals and professional services related to these products.

Our chief operating decision maker evaluates revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are based primarily on the overall performance of our operating segments. The accounting policies of our three reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets at April 1, 2012 and December 31, 2011 were $610.0 and $869.3 million, respectively.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $30.7 and $40.6 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenues:
Intermec-branded products	$117,333	$133,853
Intermec-branded services	34,949	34,862
Voice solutions	27,396	9,803

Total	$179,678	$178,518

Gross profit:
Intermec-branded products	$36,813	$51,469
Intermec-branded services	13,781	12,580
Voice solutions	15,331	4,245

Total	$65,925	$68,294

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenues:
Intermec branded:
Systems and solutions	$81,806	$90,380
Printer and media	35,527	43,473
Services	34,949	34,862
Voice solutions	27,396	9,803

Total	$179,678	$178,518

Note 12. Product Warranties

The following table summarizes our warranty liability activity included in current liabilities, as of April 1, 2012 and December 31, 2011, respectively (in thousands):

	April 1, 2012	December 31, 2011
Beginning balance	$4,853	$2,555
Vocollect addition at acquisition	—	948
Payments or parts usage	(1,425)	(5,867)
Additional provision	1,793	7,217

Ending balance	$5,221	$4,853

Note 13. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of April 1, 2012 or December 31, 2011. We have not made any significant indemnification payments as a result of these clauses.

We currently, and from time to time, are subject to disputes, claims and lawsuits arising in the ordinary course of business. With the exception of certain cases involving intellectual property described below, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties. Resolution of these disputes could result in the write down or write off of accounts receivable or the payment of damages. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect the ultimate resolution of pending proceedings and disputes to have a material adverse effect on our business, financial condition, results of operations or liquidity.

One of our pending law suits involves the defense of our patents; the external legal costs incurred in this matter are capitalized. We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of April 1, 2012 and December, 31, 2011, $7. 5 and $7.4 million of legal patent costs have been capitalized, respectively. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”). The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

Note 14. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the three months ended April 1, 2012 and April 3, 2011, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended April 1, 2012, and April 3, 2011:	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	2,983	3,029	494	528	34	40
Expected return on plan assets	(2,592)	(2,688)	(532)	(517)	—	—
Amortization and deferrals:
Transition asset	—	—	(33)	(33)	—	—
Actuarial loss	888	563	163	163	—	—
Prior service cost	—	—	—	—	(41)	(40)

Net pension and postretirement periodic benefit cost (income)	$1,279	$904	$92	$141	$(7)	$—

Our pension and other postretirement benefit plan contributions for the three months ended April 1, 2012, were as follows (in thousands):

Three Months Ended April 1, 2012
U.S. defined benefit postretirement benefit plans	$995
Matching contributions to 401(k) plan	1,234
Foreign pension plans	814

Total	$3,043

Benefits paid pertaining to our other postretirement benefit plans were not material for the three months ended April 1, 2012.

We expect to contribute an additional $16.5 million to these plans during the remainder of 2012, including $7.5 million of contributions to our U.S. pension plan, $3.2 million of benefit payments for our unfunded U.S. defined benefit plans, $2.9 million in matching contributions to our 401(k) plan, and $2.9 million in contributions to our foreign pension plans.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15. Acquisitions

On March 3, 2011, we completed our acquisition of Vocollect Inc. by acquiring all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect for an aggregate purchase price of approximately $197 million in cash, net of cash acquired. Vocollect provides voice-centric solutions for mobile workers in distribution, warehouse and healthcare environments worldwide through design, manufacture and sale of voice data collection terminals and related software. This acquisition is part of our strategy to expand our warehouse and mobility solutions.

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition. Vocollect acquisition and related costs of approximately $4.4 million were recorded as an expense for the three months ended April 3, 2011 and are included in the total acquisition costs of $4.8 million in our condensed consolidated statement of operations for the three months ended April 3, 2011. The remainder of the acquisition costs recorded were related to the Enterprise Mobile acquisition during the quarter ended April 3, 2011. Acquisition related costs include direct integration costs, transaction fees and professional services.

The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

	At Acquisition March 3, 2011	Adjustments	At Acquisition March 3, 2011 (Adjusted)
Accounts receivable (gross contractual receivables total of $21,461)	$20,569	$—	$20,569
Inventories	6,800	720	7,520
Net deferred tax assets	7,552	328	7,880
Other current assets	1,606	5,747	7,353
Goodwill (including $7.9 million for assembled workforce)	131,167	8,995	140,162
Intangible assets	85,600	(18,100)	67,500
Property, plant and equipment	10,060	(937)	9,123
Other assets	3,235	(3,098)	137
Accounts payable	(6,818)	—	(6,818)
Payroll and related expenses	(531)	(8,281)	(8,812)
Deferred revenue	(11,616)	680	(10,936)
Accrued expenses	(11,231)	2,492	(8,739)
Deferred tax liabilities	(35,370)	12,800	(22,570)
Long-term deferred revenue	(4,282)	—	(4,282)
Other long-term liabilities	(370)	(1,000)	(1,370)

Total net assets acquired	$196,371	$346	$196,717

Goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect and is not deductible for income tax purposes. Goodwill associated with the Vocollect acquisition has been allocated to the Voice solutions reportable segment.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Intermec and Vocollect as though the acquisition occurred at the beginning of fiscal 2011. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2011.

	Quarter Ended,
(in thousands)	Actual April 1, 2012	Pro forma April 3, 2011
Total revenues	$179,678	$196,829
Net loss	(242,090)	(3,429)

Note 16. Goodwill and Other Long-Lived Assets

Goodwill

We assign goodwill to our reporting units based on the expected benefit from the growth and synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Integrated Global Services (“IGS”). Voice solutions contains the Supply Chain and Healthcare reporting units.

The following table represents changes in goodwill (amounts in thousands):

Reportable Segment	Reporting Unit	Goodwill balance at 12/31/2011	Goodwill impairment	Goodwill balance at 4/1/2012
Intermec-branded services:	Intermec Global Services	$3,348	$—	$3,348
Voice solutions:	Supply chain	130,682	(14,925)	115,757
	Healthcare	9,480	—	9,480

	Total:	$143,510	$(14,925)	$128,585

Goodwill impairment

Goodwill is tested for impairment annually, in the fourth quarter, or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. In the first quarter of 2012, we determined that certain economic circumstances had changed sufficiently to require an interim impairment testing of goodwill. Specifically, our stock price declined due to the performance of our business operations and we revised our long-term plan and budget. Accordingly, management concluded that it was appropriate to perform an interim goodwill impairment review since it was more likely than not that the fair value of goodwill was less than the book value.

Accounting rules require a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the estimated fair value of a reporting unit is less than its carrying amount, goodwill of the reporting unit is potentially impaired, thus the second step of the goodwill impairment test is used to quantify the actual amount of any impairment that exists. We completed step 1 of our interim tests for impairment of goodwill for the quarter ended April 1, 2012, and determined goodwill associated with our Voice solutions Supply Chain (“VSC”) reporting unit was potentially impaired. For step 1 of the goodwill impairment test we determined that the carrying value of the VSC reporting unit exceeded its fair value by $14.9 million and recorded an estimated impairment charge based on the results of the step 1 test. Due to the timing and complexity of this analysis, step 2 of the impairment test to determine the actual impairment will be completed in the second quarter of 2012 and any necessary adjustments to this impairment charge will be recorded at that time.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In testing goodwill for impairment, the analysis utilized various combinations of the discounted cash flow approach and market approach to determine the fair value of the reporting units for the first step. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs to the discounted cash flow approach and the market approach. The key inputs we used in the discounted cash flow approach include risk adjusted discount rates and estimated future cash flows, which include estimates of future revenues, operating costs and operating capital related cash flows. The estimates of future cash flow takes into consideration factors such as growth rates and economic and market information. The key inputs in the market approach include our historical and forecast financial data and multiples that were selected based on data observed from publicly traded comparable companies. These key inputs, for both the discounted cash flow approach and the market approach, are classified as Level 3 within the fair value hierarchy. See Note 3. Fair Value Measurements for further details of these inputs.

The fair value for the Intermec Global Services reporting unit and the Healthcare reporting unit exceeded their carrying value by approximately 28.4% and 5.8%, respectively, and therefore are not impaired. Our stock price could continue to decline or performance of our business operations could lag behind our forecast, which in turn could impact the fair value of our reporting units.

We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of Intermec, the performance of other public companies in our industry compared with our own performance, projected industry and economic trends, investment analyst reports on us and other public companies in our industry, and information regarding recent acquisitions in our industry. Additionally, we engaged an independent third party specialist to assist with our goodwill impairment valuation. We have reviewed and approved their work and the overall valuation for reasonableness.

Valuation of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated our long lived assets for impairment for the quarter ended April 1, 2012. We determined that the carrying amount of our long-lived assets did not exceed their estimated undiscounted future cash flows, and thus our long-lived assets are not impaired as of April 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation: statements about our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial outlook for the current or any other period; our analysis of deferred tax valuation allowances, impairment analysis, our cost reduction plans; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our management succession; and about the applicability of accounting policies used in our financial reporting. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our 2011 Form 10-K, current reports on Form 8-K, and quarterly reports on Form 10-Q, which are available on our website at www.intermec.com.

You are encouraged to review the Risk Factors portion of Item 1A of Part II of this filing which discusses the risk factors associated with our business.

Overview

Intermec is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout the world, and are particularly well suited for challenging or harsh environments where mobility, reliability and durability are important. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. Due to our acquisition of Vocollect, our products now include wearable voice data collection devices and related software. We also offer a variety of services related to our product offerings. Refer to Item 1 Business, in our 2011 Form 10-K, for detail about our products and services. Most of our revenue is currently generated through sales of mobile computers, wearable voice data collection devices and related software, printers and repair services.

Our strategy is to provide mobile business solutions that help our customers improve workflow performance, increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position as “a Solutions Company” in the AIDC industry through vertical market expertise, a solutions orientation and customer and partner intimacy. We also seek to grow our business by targeting the most attractive vertical markets, increasing our marketing activities, expanding our channel, adding software and managed services to our offerings and introducing innovative new products.

Although total revenue improved on a year-over-year basis, our operating results in the first quarter of 2012 were characterized by a lower-than-anticipated revenue stream. The revenue improvement came predominantly from the businesses that we acquired last year, specifically, the inclusion of a full quarters’ results from the Vocollect acquisition, compared to the inclusion of the results from acquisition date, March 3, 2011, in the first quarter of 2011 and the inclusion of a full quarter of Enterprise Mobile results, with no comparable results included in the first quarter of 2011. However, revenues declined in the segments of our business that are most comparable to our business as it existed prior to the acquisitions. This decline was more pronounced in our Intermec-branded products segment, predominately in Europe, Middle East and Africa (“EMEA”) and to a lesser extent in North America, Asia Pacific (“ASIAPAC”) and Latin America (“LATAM”) geographic regions. We believe that our revenue decline reflects a decrease in enterprise spending globally and a slowing of medium to large deals, particularly in Europe. We believe that our end customers completed projects in 2011 that had been started, but have taken a more cautious approach entering 2012.

More specifically, for the three months ended April 1, 2012, worldwide revenues increased 1% over the prior-year quarter and decreased 12% when revenue from acquired businesses are excluded. International revenues declined 12% over the prior-year quarter reflecting significantly lower sales in EMEA, partially offset by the benefit of acquired revenues in those geographies. Revenues in North America increased due to the positive effects of revenue from Vocollect and Enterprise Mobile, partially

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offset by declines in Intermec-branded product sales. Within our Intermec-branded product categories, Systems and solutions revenues declined 10%, and Printer and media revenue declined 18%. Intermec-branded service revenue remained steady as compared with the prior-year quarter due to the inclusion of Enterprise Mobile revenues, but was down organically largely due to the related lower product sales.

Total gross profit margins for the three months ended April 1, 2012 were 36.7%, as compared to 38.3% in the prior year quarter, reflecting increased pricing discounts on Intermec-branded products and reduced sales, partially offset by higher margins on our Voice-solutions segment which included a full quarter’s results for Vocollect and a full quarters results for Enterprise Mobile which was included in the Intermec-branded services segment. Additionally, in the first quarter we had several unusual charges and expenses, including a $1.4 million charge for non-recurring engineering fees for a volume buy pay out, a $1.1 million charge for royalties based on the outcome of a software vendor audit, and a $0.7 million write down of a receivable on a court awarded decision. These expenses were partially offset by a $1.4 million gain on the sale of a patent.

Tax expense for the three months ended April 1, 2012 includes a net $206.9 million non-cash charge to record a valuation allowance against our U.S. deferred tax assets. Additionally, management estimated the fair value of the VSC reporting unit was less than the carrying value during the first quarter of 2012 and ultimately recorded an impairment of previously acquired goodwill totaling $14.9 million.

Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results. Overall, as compared to the first quarter of 2011, currency exchange rates negatively affected revenues in the first quarter of 2012. Our consolidated revenues and operating expenses are subject to the fluctuations of foreign exchange rates; however, our cost of revenue is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. If the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be lower than if currencies had remained constant. We believe it is important to evaluate our growth rates before and after the effect of foreign currency changes.

On May 1, 2012, we announced that our Board of Directors (the “Board”) replaced Patrick J. Byrne as Chief Executive Officer and President of the Company and accepted Mr. Byrne’s resignation from the Board effective April 30, 2012. Pursuant to a Board appointment also made on April 30, 2012, Allen J. Lauer, the Company’s Chairman of the Board, will serve as the Company’s Interim Chief Executive Officer and President, while a search is conducted by the Board for a permanent Chief Executive Officer and President. While serving as Interim Chief Executive Officer and President, Mr. Lauer will continue as Chairman of the Board, but he will step down as a member and the Chairman of the Governance and Nominating Committee and be replaced as that committee’s Chairman by independent director Stephen P. Reynolds who will also serve as the Company’s lead independent director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares our results of operations and percentages of revenues for the three months ended April 1, 2012 and April 3, 2011 (in millions, except for per share data):

	Three Months Ended
	April 1, 2012	April 3, 2011
	Amounts	Amounts
Revenues	$179.7	$178.5
Costs and expenses:
Cost of revenues	113.8	110.2
Research and development	20.0	17.8
Selling, general and administrative	66.0	54.3
Impairment of goodwill	14.9	—
Gain on intellectual property sales	(1.4)	—
Acquisition costs	—	4.8

Total costs and expenses	213.3	187.1

Operating loss	(33.6)	(8.6)
Interest, net	(0.6)	(0.4)

Loss before income taxes	(34.2)	(9.0)
Income tax expense (benefit)	207.9	(2.9)

Net loss	$(242.1)	$(6.1)

Basic loss per share	$(4.03)	$(0.10)
Diluted loss per share	$(4.03)	$(0.10)

	Percent of Revenues	Percent of Revenues
Revenues
Costs and expenses:
Cost of revenues	63.3%	61.7%
Research and development	11.1	10.0
Selling, general and administrative	36.7	30.4
Impairment of goodwill	8.3	—
Gain on intellectual property sales	(0.8)	—
Acquisition costs	—	2.7
Total costs and expenses	118.7	104.8

Operating loss	(18.7)	(4.8)
Interest, net	(0.3)	(0.1)

Loss before income taxes	(19.0)	(5.0)
Income tax expense (benefit)	115.7	(1.6)

Net loss	(135.5)%	(3.4)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues (in millions)

Revenues by category and geographic region and as a percentage of total revenues for the three months ended April 1, 2012, and April 3, 2011, as well as the same three months revenue changes were as follows (in millions):

	Three Months Ended
	April 1, 2012	Percent of Revenues	April 3, 2011	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$81.8	45.5%	$90.4	50.6%	$(8.6)	(9.5)%
Printer and media	35.5	19.8	43.4	24.3	(7.9)	(18.2)
Intermec-branded service	35.0	19.5	34.9	19.6	0.1	0.3
Voice solutions	27.4	15.2	9.8	5.5	17.6	179.6

Total revenues	$179.7	100.0%	$178.5	100.0%	$1.2	0.7%

	Three Months Ended
	April 1, 2012	Percent of Revenues	April 3, 2011	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$91.7	51.0%	$78.4	43.9%	$13.3	17.0%
Europe, Middle East and Africa (EMEA)	54.6	30.4	65.9	36.9	(11.3)	(17.1)
Latin America and Mexico (LATAM)	19.9	11.1	19.9	11.1	—	—
Asia Pacific (ASIAPAC)	13.5	7.5	14.3	8.0	(0.8)	(5.6)

Total revenues	$179.7	100.0%	$178.5	100.0%	$1.2	0.7%

Revenue for the three months ended April 1, 2012, increased $1.2 million, or 0.7%, due to the inclusion of a full quarter of the operations of Vocollect and Enterprise Mobile, these operations increased revenues by $20.7 million over the prior year. This increase is substantially offset by declines in sales in our Systems and solutions and Printer and media segments in our EMEA region primarily due to a slowing of large deals and by a $2.9 million unfavorable change in foreign currencies as compared to the prior year currency rates across all regions.

Within the Intermec-branded product segment, Systems and solutions and Printer and media revenue for the three months ended April 1, 2012 decreased $16.5 million from the prior year comparable period primarily due to declines in sales in EMEA which we believe reflect a slowing of large deals and to a lesser extent a decline in sales of our Printer and media product line in North America.

Intermec-branded service revenues of $35.0 million for the quarter ended April 1, 2012, remained steady compared to the corresponding prior-year period. Intermec-branded service revenues for the quarter ended April 1, 2012, included $3.1 million of revenue from Enterprise Mobile, acquired in 2011, with no comparable revenues for the first quarter of 2011. Excluding Enterprise Mobile revenue, service revenue declined in the three months ended April 1, 2012 as compared to the prior-year period. This decline is primarily attributable to reduced product sales and a lower average price per unit under contract due to mix of lower cost product sales and competitive pricing.

Voice solutions revenue of $27.4 million for the three months ended April 1, 2012, increased $17.6 million, or 179.6%, compared to the corresponding prior-year period, due to the inclusion of a full quarter of Vocollect’s financial results. In the first quarter of 2011 Vocollect’s financial results were included in our condensed consolidated financial statements from the date of acquisition, March 3, 2011.

Revenues varied across the geographic regions for the quarter ended April 1, 2012. North America revenues increased $13.3 million or 17%. The increase in North America revenues was attributable to the inclusion of a full quarter’s results of entities acquired in March, 2011, partially offset by a decline in Intermec-branded printer and media sales. EMEA revenues decreased $11.3 million, or 17%, over the corresponding prior-year period. The decrease in EMEA revenues was mainly attributable to lower sales in our Intermec-branded product revenues driven by a slowing of large deals compared to the prior-year period and economic conditions in that region. Foreign currency conversion rates unfavorably impacted EMEA revenue by $2.0 million, or 3%. These decreases in EMEA were partially offset by the inclusion of a full quarter of Vocollect’s results, which

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased $4.1 million over the prior year. LATAM revenues remained steady from the prior year’s quarter. ASIAPAC revenues decreased $0.8 million, or 5.6% primarily due to a particularly strong first quarter in 2011. Across all regions the impact of foreign currency rates as compared to the foreign currency rates in the prior-year period was $2.9 million, or 2%, unfavorable to revenue. Operations of acquired entities positively contributed $15.0, $4.1, $0.6 and $1.0 million of the total change in revenues in North America, EMEA, LATAM and ASIAPAC, respectively, for the quarter ended April 1, 2012.

Gross Profit and Gross Margin

Gross profit and gross margin by revenue category for the three months ended April 1, 2012 and April 3, 2011, were as follows (in millions):

	Three Months Ended
	April 1, 2012		April 3, 2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$36.8	31.4%	$51.5	38.5%
Intermec-branded service	13.8	39.4%	12.6	36.1%
Voice solutions	15.3	56.0%	4.2	43.3%

Total	$65.9	36.7%	$68.3	38.3%

Total gross profit for the three months ended April 1, 2012, decreased by $2.4 million, as compared to the corresponding prior-year period. The decrease in total gross profit was primarily attributable to certain pricing discounts, one-time non-recurring engineering costs and royalty audit costs, largely offset by the inclusion of a full quarter of the Voice solutions segment.

Intermec-branded product gross profit decreased $14.7 million for the three months ended April 1, 2012, compared to the corresponding prior-year period primarily due to certain pricing discounts, non-recurring engineering costs and royalty audit costs.

The increase in Intermec-branded service gross profit for the three months ended April 1, 2012, from the corresponding prior-year periods was attributable to the inclusion of results from an acquired entity, partially offset by reduced sales in our traditional services business, largely in EMEA.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	April 1, 2012	April 3, 2011	Change
Research and development expense	$20.0	$17.8	$2.2
Selling, general and administrative expense	66.0	54.3	11.7
Gain on intellectual property sales	(1.4)	—	(1.4)
Impairment of goodwill	14.9	—	14.9
Acquisition costs	—	4.8	(4.8)
Interest, net	0.6	0.4	0.2

Research and Development Expenses - The total research and development (“R&D”) expenses were $20.0 for the three months ended April 1, 2012, respectively, compared to R&D expenses of $17.8 million for the corresponding prior-year period. The increase for the three months ended April 1, 2012, was primarily due to $5.2 million related to the inclusion of a full quarter of Vocollect’s financial results, partially offset by a $1.1 million credit associated with a long-term supply agreement.

Selling, General and Administrative Expenses - Total selling, general and administrative (“SG&A”) expenses were $66.0 million for the three months ended April 1, 2012, compared to SG&A expenses of $54.3 million for the corresponding prior-year period. The increase in SG&A expenses for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011, was primarily attributable to the inclusion of expenses related to businesses acquired in March 2111, partially offset by a decrease in sales commissions due to lower sales volume.

Acquisition Costs - The acquisition costs of $4.8 million for the three months ended April 3, 2011 relate to the acquisitions made in the first quarter of 2011. There were no similar transactions in the comparable period in 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill - Impairment of goodwill during the first three months of 2012 totaled $14.9 million and represented a pre-tax partial write-off of previously acquired goodwill. The impairment was a result of a number of factors that existed during the first quarter of 2012, and primarily driven by the downturn in global economic conditions during this period, our business performance versus our prior forecast and the related impact on our market capitalization. See Note 16 to the Condensed Consolidated Financial Statements: Goodwill and Other Long-Lived Assets for further discussion. We had no similar expense related to impairment of goodwill or other long-lived assets in the first quarter of 2011.

Interest, Net- Net interest (income) expense was $0.6 for the three months ended April 1, 2012, compared to net interest expense of $0.4 million for the corresponding prior-year period. The increase in net interest expense was mainly due to the addition of interest paid on a full three months of borrowings under our Revolving Credit Facility, which was used to finance a portion of the Vocollect acquisition in March , 2011.

Income tax (benefit) expense (in millions)

	Three Months Ended
	April 1, 2012	April 3, 2011	Change from prior year
Income tax (benefit) expense	$207.9	$(2.9)	$210.8

The tax provision for the three months ended April 1, 2012 includes a net $206.9 million non-cash charge to record a valuation allowance against our U.S. deferred tax assets.

Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance.

The negative evidence of the financial accounting losses that we have recognized in recent periods is the single most significant factor in our assessment. We also consider positive evidence such as expected future reversals of existing temporary differences and prudent and feasible tax planning strategies. However, we view actual results as more reliable. During 2011, we considered the uncertainties associated with projected future taxable income (exclusive of reversing temporary differences) to be significant and we gave little weight to projections of future U.S. taxable income. This was the case even though a sizable portion of our U.S. losses were the result of charges incurred for restructurings, impairments, and other special items, and without these charges, we had cumulative operating income in the United States through December 31, 2011. So, in the fourth quarter of 2011, we based our assessment of the prospects for recovering deferred tax assets solely on the objective and verifiable evidence represented by our historical three-year average U.S. earnings (excluding certain non-recurring charges) and not on the future earnings we forecasted in excess of that average. For the fourth quarter, we recorded a $21.4 million valuation allowance.

In the quarter ended April 1, 2012, we recorded a pre-tax loss and significantly underperformed our forecast. Accordingly, in the first quarter of 2012, in light of the current performance as well as certain changes in management, we revised our forecast downward for our U.S. operations for the remainder of 2012. We considered all the foregoing as significant, objective and verifiable negative evidence that we took into account in our assessment. We concluded that it was more likely than not that the value of such assets would not be realized and that we needed therefore to record a valuation allowance for our U.S. entities representing the full balance of these assets.

A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our U.S. deferred tax assets. In the event that we determine in the future that we expect to benefit from our deferred income tax assets in excess of the net balance at that time, we will make an adjustment to the deferred tax asset valuation allowance. This will reduce the provision for income taxes in that period. Until such time, we will offset U.S. profits against our deferred tax assets and will reduce the overall level of deferred tax assets subject to valuation allowance as a result.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as cash flow that we expect to generate from our operations. In addition, we have a secured Revolving Credit Facility as described in the Capital Resources section below (in millions). Our cash flows are summarized in the following table:

	Three Months Ended
(in millions)	April 1, 2012	April 3, 2011
Net cash (used in) provided by operating activities	$(12,019)	$2,347
Net cash (used in) investing activities	(153)	(203,504)
Net cash provided by financing activities	674	92,989

Cash Flow Summary

At April 1, 2012, cash, cash equivalents and short-term investments totaled $85.5 million, a decrease of $9.8 million compared to the December 31, 2011 balance of $95.3 million. The decrease in cash is primarily due to cash used in operations described below.

Cash used in operating activities of $12.0 million in the first quarter of 2012 was primarily due to a net loss of $242.1 million, adjusted for a non-cash deferred tax valuation allowance and goodwill impairment charges of $221.8 million and decreases in accounts payable and payroll and an increase in inventory partially offset by a reduction in accounts receivable. Cash provided by operating activities for the three months ended April 3, 2011, was $2.3 million and consisted of a net loss of $6.1 million, adjustments for non-cash items of $2.8 million and cash used by working capital and other activities of $5.6 million.

For the three months ended April 1, 2012, investing activities used $0.2 million of cash primarily due to capital expenditures of $1.8 million, offset by proceeds from the sale of intellectual property of $1.4 million. Cash used in investing activities for the three months ended April 3, 2011 was $203.5 million. This was primarily due to acquisitions of $199.0 million and capital expenditures of $4.1 million.

Financing activities for the three months ended April 1, 2012, provided cash of $0.7 million primarily related to the vesting of restricted stock units. Financing activities for the three months ended April 3, 2011, provided cash of $93.0 million related primarily to the Revolving Facility borrowings of $97.0 million, net of stock repurchases of $4.5 million.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “Revolving Facility”). Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which matures on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was initiated on September 27, 2007. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income.

In connection with completion of procedures for closing our financial records for the quarter ended April 1, 2012, we determined that, effective on that date, we were not in compliance with certain of our covenants under the Revolving Facility due to the loss before income taxes. Accordingly, effective on March 30, 2012, the Revolving Facility was amended to remove the financial covenants related to tangible net worth, annual net income after taxes, and adjusted net income before taxes, to add a new covenant related to minimum adjusted EBITDA and to add a new financial covenant for permitted acquisitions. After considering the amendment we were in compliance with all financial and non-financial covenants of the Revolving Facility at April 1, 2012.

During the first three months of 2012, our average borrowings outstanding were $85.0 million. At April 1, 2012, we had borrowing capacity of $63.5 million, borrowings of $85.0 million and $1.5 million of letters of credit outstanding under the Revolving Facility. After giving effect to the February 2, 2012 and April 26, 2012 amendments, we were in compliance with the financial covenants of the Revolving Facility at April 1, 2012. The key terms of the Revolving Facility are as follows following the amendments:

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

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	The maximum funded debt to EBITDA allowed (as defined in the Revolving Facility) of 2.5 to 1.

•

An Asset Coverage Ratio of not less than 1 to 1 is required for debt to margined assets. For this purpose, a certain percentage of our accounts receivable, inventory and domestic cash balances are considered.

•

The minimum adjusted EBITDA allowed for the trailing twelve months (as defined in the Revolving Facility) is $25 million for the second quarter of 2012, $35 million for the third quarter of 2012, and $45 million for all subsequent quarters.

We believe that we will be in compliance with these financial covenants for the next twelve months. Refer to “Risk Factors” in our 2011 10-K for further discussion of the risks of noncompliance with the requirements of the Revolving Facility.

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

Contractual Obligations

Except for the Revolving Facility outlined in Capital Resources above, our contractual commitments as of April 1, 2012 have not changed materially from those disclosed in Item 7 of our 2011 Form 10-K.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

Goodwill. The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or when an event occurs or circumstances change such that it is more likely than not that impairment may exist. Our annual testing date is in the fourth quarter. In assessing the existence of impairment, our considerations include the impact of significant adverse changes in market and economic conditions; the results of our operational performance and strategic plans; unanticipated changes in competition; market share; and the potential for the sale or disposal of all or a significant portion of our business or a reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value.

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Integrated Global Services (“IGS”). Voice solutions contains the Supply Chain (“VSC”) and Healthcare systems reporting units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2012, we determined that certain economic circumstances had changed sufficiently to require an interim impairment testing of goodwill. Specifically, our stock price declined due to underperformance in our business operations and we revised our long-term plan and budget. Management concluded that it was appropriate to perform an interim goodwill impairment review since it was more likely than not that the fair value of goodwill was less than the book value.

Accounting rules require a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit is less than its carrying amount, goodwill of the reporting unit is potentially impaired, thus the second step of the goodwill impairment test is used to quantify the amount of any impairment that exists. We completed step 1 of our interim tests for impairment of goodwill as of April 1, 2012, and determined goodwill associated with our Voice Solutions Supply Chain Reporting Unit was impaired. We determined that the carrying value of the Voice Solutions Supply Chain reporting unit exceeded its fair value based on step 1. The goodwill impairment was estimated at $14.9 million. Due to the timing and complexity of this analysis, step 2 of this analysis will be completed in the second quarter of 2012 and any necessary adjustments to this impairment charge are expected will be recorded at that time. See Note 16. Goodwill and Other Long-Lived Assets to our Condensed Consolidated Financial Statements for further details.

The fair value for the Intermec Global Services reporting unit and the Healthcare reporting unit exceeded their carrying value by 28.4% and 5.8%, respectively and therefore are not impaired. Our stock price could continue to decline or performance of our business operations could lag behind our forecast, which in turn could impact the fair value of our reporting units.

In testing goodwill for impairment the analysis utilized various combinations of the discounted cash flow approach and market approach to determine the fair value of the reporting units for the first step. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs to the discounted cash flow approach and the market approach. The key inputs we used in the discounted cash flow approach include risk adjusted discount rates and estimated future cash flows, which include estimates of future revenues, operating costs and operating capital related cash flows. The estimates of future cash flow takes into consideration factors such as growth rates and economic and market information. The key inputs in the market approach include our historical and forecast financial data and multiples that were selected based on data observed from publicly traded comparable companies. These key inputs, for both the discounted cash flow approach and the market approach, are classified as Level 3 within the fair value hierarchy. See Note 3. Fair Value Measurements to our Condensed Consolidated Financial Statements for further details. Due to the complexity and timing of this analysis we intend to complete step 2 of this analysis and adjust the impairment amount appropriately as we prepare our financial results for the second quarter of 2012, as needed.We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of Intermec and other public companies in our industry and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other public companies in our industry, and information regarding recent acquisitions in our industry. Additionally, we engaged an independent third party specialist to assist with our goodwill impairment valuation. We have reviewed and approved their work and the overall valuation for reasonableness.

Valuation of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated our long lived assets for impairment for the quarter ended April 1, 2012. We determined that the carrying amount of our long-lived assets does not exceed their estimated undiscounted future cash flow, therefore our long-lived assets are not impaired as of April 1, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2011, we had deferred tax assets of $254.0 million, which include $33.4 million of general business credit carry-forwards and $48.1 million of foreign tax credit carry-forwards with expiration dates ranging from 2016 through 2031. The remainder of our deferred tax assets consist of tax timing items including postretirement obligations, deferred revenue and capitalized R&D expenses. The valuation allowance as of April 1, 2012 against these net deferred tax assets was increased from $29.0 million to $235.9 million in the first quarter of 2012. See Note 8. to the Condensed Consolidated Financial Statements Provision for Income Taxes for a complete discussion of the methodology used to evaluate the need for a valuation allowance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 1, 2012, there have been no material changes in the information provided in Item 7A of our 2011 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM  4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of April 1, 2012. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012 and present net income and other comprehensive income in two separate, consecutive statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31. The retrospective application did not have an impact on our financial condition or results of operations.

	Year Ended December 31,
	2011	2010	2009
Net loss:	$(30,757)	$(5,325)	$(11,843)
Other comprehensive loss:
Foreign currency translation adjustments	(4,546)	1,443	3,900
Unrealized gain on investment, net of tax	(308)	(298)	(43,402)
Amortization of benefit plan costs, net of tax	(74,623)	(55,262)	(182)

	(79,477)	(54,117)	(39,684)

Total comprehensive loss	$(110,234)	$(59,442)	$(51,527)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, intellectual property, commercial, and employment matters, which arise in the ordinary course of business. We currently do not expect the ultimate resolution of pending matters (including the matters described below) to be material to Intermec in relation to our business, financial condition, results of operations or liquidity. With the exception of one of our cases, which involves the defense of our patents, the external legal costs incurred in these matters are expensed.

In the case Intermec Technologies Corporation v. Palm, Inc., Civil Action No. 1:05-cv-00147-SLR, United States District Court for the District of Delaware (the “Palm Case”), Palm’s suit against Intermec on two of Palm’s patents relating to the operation of handheld devices has been set for trial on June 4, 2012, on the issue whether the Palm patents are valid and infringed by certain Intermec products. If the Court determines that the patents are valid and infringed, a separate trial will be held to determine the amount of liability for infringement. We believe we have valid defenses against these claims and intend to vigorously defend this action.

In the case Intermec, Inc. v. International Business Machines Corporation, Civil Action No. 2:11-cv-00165, United States District Court for the Western District of Washington (the “IBM Case”), Intermec sued IBM in 2011 for breach of contract related to a 1997 Licensing Agreement as amended by a 2002 Amendment to that Licensing Agreement (as amended, the “Amended Licensing Agreement”), and for unjust enrichment. Intermec claimed it overpaid certain licensing fees to IBM, which IBM refused to repay; we have carried the amount owed as an account receivable on our balance sheet. IBM counterclaimed for breach of the Amended Licensing Agreement, claiming it was owed additional licensing fees under the Amended Licensing Agreement. On December 9, 2011, the Court denied IBM’s interpretation of the Amended Licensing Agreement, in an order issued in response to cross motions for summary judgment. The trial in the IBM Case concluded on March 29, 2012, with a jury verdict in Intermec’s favor of $1.05 million, which was $0.7 million less than the receivable carried on our balance sheet. This $0.7 million was expensed in the first quarter of 2012. IBM has filed a Motion for Judgment Not Withstanding the Verdict and indicated that it intends to appeal the decisions in the District Court, and Intermec has asked the Court for a new trial or order on the issue whether pre-trial interest is owed to Intermec on the amount awarded by the jury.

We are monitoring developments in legal actions brought by or against Round Rock Research, LLC (“Round Rock”). Round Rock is a non-producing owner of certain patents related to RFID technology, which Round Rock asserts read on certain “Gen 2” RFID standards and, therefore, are infringed by some Gen 2-compliant products, such as Intermec’s. We believe there are valid defenses against assertions that Intermec products infringe Round Rock patents. We currently do not expect the ultimate resolution of any pending matters related to Round Rock’s RFID patents would be material to Intermec in relation to our business, financial condition, and results of operations or liquidity.

Refer to Commitments and Contingencies in Note 13 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and to Capitalized Legal Patent Costs in Significant Accounting Policies in Note 1 and to Commitments and Contingencies in Note 13 of the Notes to Condensed Consolidated Financial Statements in our 2011 Form 10-K.

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in our 2011 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 6. EXHIBITS

10.1	2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 23, 2012

10.2	Form of Performance Share Unit Agreement under the Company’s 2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards on and after March 23, 2012

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 16, 2012.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 16, 2012.

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 16, 2012.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of May 16, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

May 16, 2012