Form 10-Q
period 2012-07-01
Intermec, Inc.
filed 2012-08-10
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $0.01 par value per share	60,237,626 shares

INTERMEC, INC.

INTERMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$74,711	$95,108
Short-term investments	181	170
Accounts receivable, net	132,172	139,737
Inventories	97,944	103,622
Current deferred tax assets, net	8,158	84,541
Other current assets	28,908	24,226

Total current assets	342,074	447,404
Deferred tax assets, net	7,379	141,064
Goodwill	101,996	143,510
Intangible assets, net	52,610	61,996
Property, plant and equipment, net	42,977	47,086
Other assets, net	19,546	28,230

Total assets	$566,582	$869,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,833	$92,607
Payroll and related expenses	26,711	32,540
Deferred revenue	60,074	47,234
Accrued expenses	26,727	35,118

Total current liabilities	184,345	207,499
Long-term debt	85,000	85,000
Pension and other postretirement benefits liabilities	126,309	124,058
Long-term deferred revenue	28,883	28,960
Other long-term liabilities	15,975	15,344
Commitments and contingencies
Shareholders’ equity:
Common stock (250,000 shares authorized, 63,419 and 62,956 shares issued and 60,113 and 59,717 outstanding)	639	636
Additional paid-in capital	701,111	697,597
Accumulated deficit	(489,939)	(210,327)
Accumulated other comprehensive loss	(85,741)	(79,477)

Total shareholders’ equity	126,070	408,429

Total liabilities and shareholders’ equity	$566,582	$869,290

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Product	$158,357	$177,751	$294,828	$319,487
Service	42,594	43,331	85,801	80,113

Total revenues	200,951	221,082	380,629	399,600
Costs and expenses:
Cost of product revenues	99,973	106,441	191,312	194,239
Cost of service revenues	21,781	23,325	44,195	45,752
Research and development	20,431	22,858	40,440	40,674
Selling, general and administrative	61,412	66,052	127,419	120,295
Impairment of goodwill	26,589	—	41,514	—
Gain on sale of assets	(1,255)	—	(2,655)	—
Acquisition costs	—	373	—	5,211
Restructuring costs	5,598	5,111	5,598	5,111

Total costs and expenses	234,529	224,160	447,823	411,282
Operating loss	(33,578)	(3,078)	(67,194)	(11,682)
Interest income	80	306	201	403
Interest expense	(882)	(883)	(1,632)	(1,393)

Loss before income taxes	(34,380)	(3,655)	(68,625)	(12,672)
Income tax expense (benefit)	3,142	141	210,987	(2,798)

Net loss	$(37,522)	$(3,796)	$(279,612)	$(9,874)

Loss per common share:
Basic loss per share	$(0.62)	$(0.06)	$(4.65)	$(0.16)
Diluted loss per share	$(0.62)	$(0.06)	$(4.65)	$(0.16)
Shares used in computing:
Basic loss per share	60,251	59,784	60,140	60,070
Diluted loss per share	60,251	59,784	60,140	60,070

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss:	$(37,522)	$(3,796)	$(279,612)	$(9,874)
Other comprehensive loss:
Foreign currency translation adjustments	(5,525)	2,716	(2,014)	7,636
Unrealized gain (loss) on investment	(9)	(1)	(9)	(3)
Amortization of benefit plan costs	(2,119)	562	(4,237)	1,182
Income tax on other comprehensive income	(4)	(202)	(4)	(425)

Total other comprehensive income	(7,657)	3,075	(6,264)	8,390

Total comprehensive loss	$(45,179)	$(721)	$(285,876)	$(1,484)

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash and cash equivalents at beginning of the period	$95,108	$221,467
Cash flows from operating activities:
Net loss	(279,612)	(9,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,015	12,815
Deferred taxes	211,321	(6,810)
Stock-based compensation	3,125	4,376
Impairment of goodwill	41,514	—
Gain on sale of assets	(2,655)	—
Gain on company owned life insurance	(1,174)	—
Change in pension and other postretirement plans	(1,963)	(608)
Changes in operating assets and liabilities:
Accounts receivable	7,363	(4,321)
Inventories	5,032	(1,507)
Other current assets	(4,703)	(3,948)
Accounts payable	(21,151)	2,607
Payroll and related expenses	(5,736)	1,777
Accrued expenses	(7,984)	(8,551)
Deferred revenue	13,041	5,365
Other operating activities	(1,232)	1,514

Net cash used in operating activities	(26,799)	(7,165)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(200,810)
Additions to property, plant and equipment	(4,551)	(11,534)
Proceeds from sale of assets	2,359	—
Proceeds from company owned life insurance	8,962	—
Other investing activities	(346)	(699)

Net cash provided by (used in) investing activities	6,424	(213,043)

Cash flows from financing activities:
Proceeds from issuance of debt	—	97,000
Repayment of debt	—	(20,000)
Stock repurchase	—	(10,014)
Stock options exercised and other	1,034	1,097

Net cash provided by financing activities	1,034	68,083

Effect of exchange rate changes on cash and cash equivalents	(1,056)	6,098

Net change in cash and cash equivalents	(20,397)	(146,027)

Cash and cash equivalents at end of the period	$74,711	$75,440

Cash paid during the period for income taxes	$(7,091)	$(4,317)
Cash paid during the period for interest	(1,008)	(1,443)

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

Comprehensive Income - In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012 and applied it retrospectively. To implement this standard we have added a separate statement labeled Condensed Consolidated Statement of Comprehensive Income (Loss).

Intangibles – Goodwill and Other - In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance was adopted and applied in January 2012. The adoption of this accounting standard update did not have an impact on our financial position, results of operations, cash flows, or comprehensive income as it is intended to potentially simplify the assessment for goodwill impairment.

Reclassification

Certain reclassifications have been made to prior periods to conform to the present year presentation. Specifically, for the three and six months ended July 3, 2011 we have reclassified certain costs that were in cost of service revenues to cost of product revenues in the amount of $0.8 and $1.7 million, respectively. This reclassification has no impact on previously reported earnings from operations or net income. In addition, we have reclassified change in pension and other postretirement plans, net, previously reported in other operating activities into its own line item on the condensed consolidated statement of cash flows.

Offsetting of Financial Assets and Financial Liabilities

The Company has taken out policy loans from an insurance company on life insurance policies it owns and offsets these loans against the cash surrender values associated with the company owned life insurance policies. There is no intention to repay the loans prior to maturity or cancellation, and the company owned life insurance policies allow the right to offset the loan against the proceeds received on maturity or cancellation of the policies. The gross amount of the cash surrender values was $22.9 and $26.1 million at July 1, 2012 and December 31, 2011 respectively. The gross amount of the policy loans was $21.4 million and $16.0 million at July 1, 2012 and December 31, 2011 respectively. The net amounts of $1.5 million and $10.1 million at July 1, 2012 and December 31, 2011 respectively are included in our condensed consolidated balance sheets in Other assets, net.

Note 2: Revolving Credit Facility

Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which originally matured on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was initiated on September 27, 2007. On

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum adjusted EBITDA and to add a new financial covenant for permitted acquisitions. We were in compliance with all financial and non-financial covenants of the Revolving Facility at July 1, 2012.

In addition to financing the acquisition of Vocollect in 2011, the Revolving Facility is used for general corporate purposes. The Revolving Facility includes financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. At July 1, 2012, after considering the financial covenant requirements, we had borrowing capacity of $7.3 million under the Revolving Facility with borrowings of $85 million and $1.5 million of letters of credit outstanding. The amount outstanding under the Revolving Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the three and six months ended July 1, 2012, the weighted average interest rate on borrowed funds under the Revolving Facility was 2.23% and 2.26%, respectively.

At July 1, 2012, scheduled principal payments on long-term debt were as follows (in thousands):

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

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	A ratio of maximum funded debt to EBITDA allowed (as defined in the Revolving Facility) of not more than 2.5 to 1.

•	An Asset Coverage Ratio of not less than 1 to 1 for debt to margined assets. For this purpose, a certain percentage of our accounts receivable and inventory balances are included in margined assets.

•

The minimum adjusted EBITDA allowed (as defined in the Revolving Facility) for the trailing twelve months is $25 million for the second quarter of 2012, $35 million for the third quarter of 2012, and $45 million for all subsequent quarters.

We expect to be in compliance with our covenants for the next twelve months.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities subject to fair value measurement provisions as of July 1, 2012 comprised the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at July 1, 2012
Money market funds	$39,561	$—	$—	$39,561
Stock	181	—	—	181
Derivative instruments – assets	—	1,317	—	1,317

Total assets at fair value	$39,742	$1,317	$—	$41,059

	Level 1	Level 2	Level 3	Fair Value at July 1, 2012
Derivative instruments – liabilities	$—	$(575)	$—	$(575)

Total liabilities at fair value	$—	$(575)	$—	$(575)

Our financial assets and liabilities subject to fair value measurement provisions as of December 31, 2011 comprised the following (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Money market funds	$15,275	$—	$—	$15,275
Certificates of deposit	—	3,555	—	3,555
Stock	170	—	—	170
Derivative instruments – assets	—	985	—	985

Total assets at fair value	$15,445	$4,540	$—	$19,985

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Derivative instruments – liabilities	$—	$(1,801)	$—	$(1,801)

Total liabilities at fair value	$—	$(1,801)	$—	$(1,801)

Our Level 1 financial instrument values are based on quoted market prices for identical assets in active markets. Our Level 2 financial instrument values are based on quoted prices in active markets for similar assets, which we use to value our certificates of deposit, or comparable sales, such as quoted market rates for similar contracts. Specifically, we obtain current pricing from the issuing bank for identical items purchased on the last business day of our reporting period. Level 3 financial instrument values refer to fair values using unobservable inputs that are not corroborated by market data.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three and six months ended July 1, 2012 and July 3, 2011.

Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and payroll and related expenses at July 1, 2012 and December 31, 2011, approximate their carrying values due to their short-term nature. The fair value of long-term debt at July 1, 2012 approximates its carrying value.

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

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following fair value hierarchy table presents information about our goodwill assets that were measured at fair value on a non-recurring basis at July 1, 2012 (in thousands):

Goodwill	Level 1	Level 2	Level 3	Fair Value at July 1, 2012
Voice solutions supply chain reporting unit	$—	$—	$89,993	$89,993
Voice solutions healthcare reporting unit	—	—	8,655	8,655
Intermec global solutions reporting unit	—	—	3,348	3,348

Total goodwill at fair value	$—	$—	$101,996	$101,996

The following fair value hierarchy table presents information about our goodwill assets that were measured at fair value on a non-recurring basis at December 31, 2011(in thousands):

Goodwill	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Voice solutions supply chain reporting unit	$—	$—	$130,682	$130,682
Voice solutions healthcare reporting unit			9,480	9,480
Intermec global solutions reporting unit			3,348	3,348

Total goodwill at fair value	$—	$—	$143,510	$143,510

A goodwill impairment was recorded in the amount of $26.6 and $41.5 million for the three and six months ended July 1, 2012, respectively, against the Voice Solutions Supply Chain (“VSC”) and Voice Solutions Healthcare (“VHS”) reporting units.

The following table presents qualitative information with respect to Level 3 fair value measurements for assets and liabilities measured at fair value on a non-recurring basis at July 1, 2012:

Reporting Unit	Fair Value	Valuation Technique(s)	Unobservable Input(s)
Voice Solutions Supply Chain
Goodwill	$89,993	Income Approach	Financial Forecast
			Terminal Growth Rate
			Weighted Average Cost of Capital
			Expected Cash Flow
		Market Approach	Public Company Multiples
Voice Solutions Healthcare
Goodwill	$8,655	Income Approach	Financial Forecast
			Terminal Growth Rate
			Weighted Average Cost of Capital
Intermec Global Solutions
Goodwill	$3,348	Income Approach	Financial Forecast
			Terminal Growth Rate
			Weighted Average Cost of Capital

Total Goodwill	$101,996

Note 4. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to economically hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated primarily in

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Euros or British Pounds, customer receivables of our foreign subsidiaries denominated primarily in U.S. Dollars and Euros and intercompany loans denominated in Euros, Swedish Krona, Norwegian Kroner, Danish Krone and Canadian Dollar. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $129.0 million as of July 1, 2012. Principal currencies we economically hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar, Swedish Krona, Norwegian Kroner and Danish Krone. These contracts do not contain any credit-risk-related contingent features.

We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.

The net loss (gain) resulting from these contracts recorded in selling, general and administrative expense was approximately $2.4 and $1.5 million for the three and six months ended July 1, 2012, and $0.5 and $1.1 million for the three and six months ended July 3, 2011, respectively. We recorded a net (liability) asset of $0.7 and $(0.8) million in other current assets or accounts payable and accrued expenses as of ended July 1, 2012 and December 31, 2011, respectively.

Note 5. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
Accounts receivable, gross	$138,132	$146,682
Less:
Allowance for sales returns	4,185	4,423
Allowance for doubtful accounts	1,775	2,522

Accounts receivable, net	$132,172	$139,737

Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions globally are recorded directly to the customers’ accounts instead of an allowance to gross receivables. One customer, ScanSource, our largest distributor, accounted for 26% and 19% of our accounts receivable as of July 1, 2012 and December 31, 2011, respectively.

One distributor, ScanSource Inc., accounted for more than 10% of our revenues. Total sales to this distributor were $41.1 and $71.9 million for the three months and six months ended July 1, 2012, respectively, and $28.1 and $68.7 million for the three and six months ended July 3, 2011, respectively

Note 6. Inventories

Inventories consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
Raw materials	$27,739	$30,485
Service parts	14,651	13,412
Work in process	550	316
Finished goods	55,004	59,409

Inventories	$97,944	$103,622

In addition to the inventories described above, we have service parts inventories totaling $4.3 and $4.3 million at July l, 2012 and December 31, 2011, respectively, which are included in our condensed consolidated balance sheets in Other assets, net.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7. Intangibles

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of July 1, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$16,053	$24,147	5 years
In-process research and development	1,900	138	1,762	7 years
Customer relationships	17,600	1,948	15,652	11 years
Trademarks	5,200	519	4,681	10 years
Lease agreements	2,600	463	2,137	8 years

Total acquired intangible assets from Vocollect acquisition:	67,500	19,121	48,379

Other intangibles	14,459	10,228	4,231	5 years

Total	$81,959	$29,349	$52,610

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$9,416	$30,784	5 years
In-process research and development	1,900	—	1,900	7 years
Customer relationships	17,600	623	16,977	11 years
Trademarks	5,200	303	4,897	10 years
Lease agreements	2,600	245	2,355	8 years

Total acquired intangible assets from Vocollect acquisition:	67,500	10,587	56,913

Other intangibles	14,459	9,376	5,083	5 years

Total	$81,959	$19,963	$61,996

Total amortization expense on intangibles for the three and six months ended July 1, 2012 was $4.7 and $9.4 million, respectively, and $3.3 and $4.3 million, for the three and six months ended July 3, 2011, respectively. Estimated future amortization expense for intangible assets for the next five years is as follows (in thousands):

Year	Amount
2012	$18,558
2013	16,367
2014	8,865
2015	6,005
2016	3,482

Note 8. Provision for Income Taxes

In the second quarter, we recorded a tax provision of $1.7 million on foreign earnings and no tax benefit for earnings in the United States, Singapore and Japan due to losses in those jurisdictions. We also provided $1.4 million for deferred taxes on projected future repatriation from certain foreign subsidiaries which are not permanently reinvested. The tax provision for the three months ended April 1, 2012 included a net $206.9 million non-cash charge to record a valuation allowance against our U.S. deferred tax assets.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Currently, we record valuation allowances in the following jurisdictions: United States, Singapore and Japan. Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. Key factors we considered include our results for the quarter ended April 1, 2012; we recorded a pre-tax loss and significantly underperformed relative to our forecast. We also revised our forecast downward in the first quarter of 2012 for our U.S. and global operations for the remainder of 2012. We concluded that it was more likely than not that the value of such assets would not be realized, and we recorded a valuation allowance for our U.S. entities representing the full balance of these assets.

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

For the jurisdictions where we did not record a valuation allowance, our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 31%. Our effective tax rate from continuing operations in those jurisdictions is lower than the U.S. statutory rate of 35% due primarily to lower tax rates and tax incentives in those jurisdictions.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Weighted average shares - basic	60,251,466	59,784,479	60,140,033	60,070,394
Dilutive effect of unvested restricted shares and stock options	—	—	—	—

Weighted average shares - diluted	60,251,466	59,784,479	60,140,033	60,070,394

Our employees and directors held options to purchase 3,950,272 and 3,844,272 shares of our common stock for the three and six months ended July 1, 2012, respectively, and 3,451,713 and 3,078,769 shares of our common stock for the three and six months ended July 3, 2011, respectively, that were not included in weighted average shares diluted calculation because they were anti-dilutive to the diluted loss per share computation. These options would become dilutive in future periods if the average market price of our common stock exceeds the exercise price of the outstanding options and we report net earnings.

Note 10. Stock-Based Compensation

A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”), Performance Stock Units (“PSU”), and Employee Stock Purchase Plan (“ESPP”) for the three and six months ended July 1, 2012 and July 3, 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	$63	$63	$126	$126
Selling, general and administrative	421	2,152	2,999	4,299

Total	$484	$2,215	$3,125	$4,425

Stock compensation expense for the three and six months ended July 1, 2012 was reduced by $1.9 million primarily due to forfeitures related to the departure of our former CEO.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three and six months ended July 1, 2012, we granted 572,855 and 586,855 options, respectively, to employees with a weighted-average grant-date fair value of $2.71 and $2.72 per option, respectively, which will vest annually in substantially equal quantities over three years from the date of grant.

Note 11. Segment Reporting

Our chief operating decision maker is our Chief Executive Officer. Based on the evaluation of our financial information our reportable segments are comprised of Intermec-branded products, Intermec-branded services and Voice solutions. The Intermec-branded product segment generates revenue from the design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees. Our Intermec-branded service segment generates revenue from managed services, customer support, product maintenance and professional services related to products and systems integration. The Voice solutions segment is comprised of voice data, collection terminals and professional services related to these products. Our statements of operations separately disclose revenues and costs related to our products and services on a consolidated basis.

Our chief operating decision maker evaluates revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are based primarily on the overall performance of our operating segments. The accounting policies of our three reportable segments are the same as those used to prepare our consolidated financial statements. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs and expenses are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets at July 1, 2012 and December 31, 2011 were $566.6 and $869.3 million, respectively.

The following table sets forth our revenues and gross profit by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Intermec-branded products	$135,618	$153,329	$252,951	$287,183
Intermec-branded services	34,747	37,301	69,696	72,162
Voice solutions	30,586	30,452	57,982	40,255

Total	$200,951	$221,082	380,629	$399,600

Gross profit:
Intermec-branded products	$47,348	$60,998	$84,162	$112,467
Intermec-branded services	14,237	13,234	28,017	25,814
Voice solutions	17,612	17,084	32,943	21,328

Total	$79,197	$91,316	$145,122	$159,609

The following table sets forth our revenues by product lines (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Intermec branded:
Systems and solutions	$96,924	$108,664	$178,730	$199,045
Printer and media	38,694	44,665	74,221	88,138
Service	34,747	37,301	69,696	72,162
Voice solutions	30,586	30,452	57,982	40,255

Total	$200,951	$221,082	$380,629	$399,600

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12. Product Warranties

The following table summarizes our warranty liability activity included in current liabilities, for the six month period ended July 1, 2012 and the year ended December 31, 2011, respectively (in thousands):

	July 1, 2012	December 31, 2011
Beginning balance	$4,853	$2,555
Vocollect addition at acquisition	—	948
Payments or parts usage	(2,645)	(5,867)
Additional provision	3,060	7,217

Ending balance	$5,268	$4,853

Note 13. Commitments and Contingencies

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of July 1, 2012 or December 31, 2011. We have not made any significant indemnification payments as a result of these clauses.

In the three and six months ended July 1, 2012, we recorded $0.5 and $1.9 million in engineering fees related to take or pay purchase commitment agreements. We expect to make these payments by the end of 2012.

We currently, and from time to time, are subject to disputes, claims and lawsuits arising in the ordinary course of business. With the exception of certain cases involving intellectual property described below, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties. Resolution of these disputes could result in the write down or write off of accounts receivable or the payment of damages. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect the ultimate resolution of pending proceedings and disputes to have a material effect on our business, financial condition, results of operations or liquidity. In the second quarter of 2012, we settled a pending lawsuit against us in the amount of $1.2 million. This amount is recorded in Selling, general and administrative expenses on our condensed consolidated statement of operations.

One of our pending lawsuits involves the defense of our patents; the external legal costs incurred in this matter are capitalized. We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of July 1, 2012 and December, 31, 2011, $7.5 and $7.4 million of legal patent costs have been capitalized, respectively. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”). The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14. Pension and Other Postretirement Benefits Liabilities

The components of net pension and postretirement periodic benefit cost (income) for the three and six months ended July 1, 2012 and July 3, 2011, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Three Months Ended July 1, 2012, and July 3, 2011:
Interest cost	$2,983	$3,029	$495	$528	$34	$40
Expected return on plan assets	(2,592)	(2,689)	(532)	(517)	—	—
Amortization and deferrals:
Transition asset	—	—	(34)	(33)	—	—
Actuarial loss	888	563	163	163	—	—
Prior service cost	—	—	—	—	(41)	(40)

Net pension and postretirement periodic benefit cost (income)	$1,279	$903	$92	$141	$(7)	$—

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Six Months Ended July 1, 2012, and July 3, 2011:
Interest cost	$5,965	$6,059	$994	$1,057	$69	$80
Expected return on plan assets	(5,183)	(5,377)	(1,069)	(1,035)	—	—
Amortization and deferrals:
Transition asset	—	—	(68)	(66)	—	—
Actuarial loss	1,776	1,126	328	326	—	—
Prior service cost	—	—	—	—	(83)	(79)

Net pension and postretirement periodic benefit cost (income)	$2,558	$1,808	$185	$282	$(14)	$1

Our pension and other postretirement benefit plan contributions for the three and six months ended July 1, 2012, were as follows (in thousands):

	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
U.S. defined benefit postretirement benefit plans	$2,122	3,117
Matching contributions to 401(k) plan	1,087	2,322
Foreign pension plans	956	1,770

Total	$4,165	7,209

Benefits paid pertaining to our other postretirement benefit plans were not material for the three and six months ended July 1, 2012.

We expect to contribute an additional $10.7 million to these plans during the remainder of 2012, including $4.8 million of contributions to our U.S. pension plan, $2.3 million of benefit payments for our unfunded U.S. defined benefit plans, $1.9 million in matching contributions to our 401(k) plan, and $1.7 million in contributions to our foreign pension plans.

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

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition. Vocollect acquisition and related costs of approximately $0.3 and $5.2 million were recorded as an expense for the three and six months ended July 3, 2011, respectively, and are included in the total acquisition costs of $5.2 million in our condensed consolidated statement of operations. Acquisition related costs include direct integration costs, transaction fees and professional services.

The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

At Acquisition March 3, 2011 (Adjusted)
Accounts receivable (gross contractual receivables total of $21,461)	$20,569
Inventories	7,520
Net deferred tax assets	7,880
Other current assets	7,353
Goodwill (including $7.9 million for assembled workforce)	140,162
Intangible assets	67,500
Property, plant and equipment	9,123
Other assets	137
Accounts payable	(6,818)
Payroll and related expenses	(8,812)
Deferred revenue	(10,936)
Accrued expenses	(8,739)
Deferred tax liabilities	(22,570)
Long-term deferred revenue	(4,282)
Other long-term liabilities	(1,370)

Total net assets acquired	$196,717

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

(in thousands)	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Total revenues	$221,082	$417,911
Net loss	(3,796)	(7,006)

Note 16. Goodwill and Other Long-Lived Assets

Goodwill

We assign goodwill to our reporting units based on the expected benefit from the growth and synergies arising from each acquisition. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Intermec Global Solutions (“IGS”). Voice solutions contains the Supply Chain (“VSC”) and Healthcare (“VHS”) reporting units.

The following table represents changes in goodwill (amounts in thousands):

Reportable Segment	Reporting Unit	Goodwill balance at 12/31/2011	Goodwill impairment	Goodwill balance at 7/1/2012
Intermec-branded services:	Intermec Global Solutions	$3,348	$—	$3,348
Voice solutions:	Supply chain	130,682	(40,689)	89,993
	Healthcare	9,480	(825)	8,655

	Total:	$143,510	$(41,514)	$101,996

Goodwill impairment charges of $26.6 and $41.5 million were recognized during the three and six months ended July 1, 2012, respectively. There were no goodwill impairment charges for the similar periods in 2011.

Q1 2012 goodwill impairment analysis

During the first quarter of 2012, two events occurred that triggered an analysis of the carrying value of goodwill and resulted in the estimated write down of goodwill of $14.9 million. Specifically, operating income was less than our forecast, primarily due to an $19 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not the fair value of the Company’s goodwill was less than its book value.

We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (Intermec Global Solutions, Healthcare, and Supply Chain). To calculate the fair values we used the discounted cash flow method and market approach. We made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into our valuation methodologies used to calculate fair value. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock were used to corroborate the results of the discounted cash flow method and market approach. Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC); and

•	Our estimated long-term growth

•	Market mutiples

Once we had determined our assumptions, we calculated the fair value of each reporting unit and compared it to the carrying value of the reporting unit. After performing our Step 1 analysis for the reporting units, we determined that the carrying value of the Supply Chain reporting unit exceeded its fair value by $14.9 million and recognized an estimated impairment charge in the first quarter. Due to the timing and complexity of this analysis, Step 2 of the impairment test was substantially completed in the second quarter of 2012. After performing that test we determined we had an additional goodwill impairment of $25.8 million associated with our Supply Chain reporting unit. The additional impairment was the result of an increase in the fair value of developed and in process technology intangible assets within the Supply Chain reporting unit. The increase in the intangible assets reduced the implied fair value of the goodwill, and we recognized a $40.7 million cumulative impairment of the Supply Chain reporting unit goodwill for the six months ended July 1, 2012.

Determining the fair value of goodwill for the Supply Chain reporting unit for Step 2 was judgmental in nature and involved the use of significant estimates and assumptions to calculate a hypothetical fair value of the assets and liabilities within the reporting unit. Our analysis utilized the income approach to calculate the implied fair value of goodwill of the Supply Chain reporting unit. The key inputs we used in the income approach included our forecast of revenue and expenses, a migration curve of developed and in-process technology, tax rate, discount rates, customer retention rates, useful lives, and contributory charge rates. These key inputs, for the income approach, are classified as Level 3 within the fair value hierarchy; see Note 3 Fair Value Measurements.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Q2 2012 goodwill impairment analysis

During the three months ended July 1, 2012, we changed the composition of key senior management at the reporting units and also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace including, macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were made which resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, and the result was reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.

We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (Intermec Global Solutions, Healthcare, and Supply Chain). To calculate the fair values we used the discounted cash flow method and market approach. We utilized the same methods listed above in Q1 2012 goodwill impairment analysis to perform our Step 1 analysis for the three months ended July 1, 2012. Once we had determined our assumptions we calculated the fair value of each reporting unit and compared it to the carrying value of the reporting unit.

After performing our Step 1 analysis, for the reporting units, we determined that the carrying value of the Healthcare reporting unit exceeded its fair value, so we then performed a Step 2 analysis. Based on our preliminary Step 2 analysis we determined we had an estimated goodwill impairment of $0.8 million associated with our Healthcare reporting unit. This impairment was primarily the result of a reduction in our long term business forecast specifically related to expected government spending in the skilled nursing area, the likely impact on capital investments in that market and the timing of the launch of new products for our Healthcare reporting unit. Due to the timing and complexity of this Step 2 analysis, we will finalize it in the third quarter of 2012 and the impairment amount may change at that time.

Determining the fair value of goodwill for the Healthcare reporting unit for Step 2 is judgmental in nature and involves the use of significant estimates and assumptions to perform a hypothetical fair value of the assets and liabilities within the reporting unit. Our analysis utilized the income approach to calculate the implied fair value of goodwill of the Healthcare reporting unit. The key inputs we used in the income approach included our forecast of revenue and expenses, a migration curve of developed and new technology, tax rate, discount rates, customer retention rates, useful lives, and contributory charge rates. These key inputs, for the income approach, are classified as Level 3 within the fair value hierarchy. See Note 3 Fair Value Measurements to our Condensed Consolidated Financial Statements for further detail.

Future goodwill impairments that may be material could be recognized should the recent economic uncertainty continue, our equity price declines on a sustained basis, global economies enter in another recession, or industry growth stagnates further. Our fair value estimates for event-driven impairment tests assume the achievement of future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

Valuation of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated our long lived assets for impairment for the quarters ended April 1, 2012 and July 1, 2012. We determined that the carrying amount of our long-lived assets did not exceed their estimated undiscounted future cash flows, and thus our long-lived assets are not impaired as of April 1, 2012 and July 1, 2012.

Note 17. Restructuring

After revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan on June 12, 2012 that was intended to better align our cost structure with our current and anticipated needs by lowering costs primarily in North America and Europe. These reductions were primarily intended to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to Research and Development and Sales and Marketing. Under the business restructuring plan, we are reducing our work force primarily in the United States and Europe by approximately 160 employees, which represent approximately 7% of our current total global work force. We implemented this restructuring plan beginning in June of 2012 and expect to complete it over the remainder of fiscal year 2012.

INTERMEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The total restructuring costs for this plan are expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. We expect to record the majority of the remaining charge throughout 2012. We anticipate that substantially all of the severance-related and periodic other associated costs will be cash expenditures. These costs are recorded on our condensed consolidated statement of operations in restructuring charges.

The reconciliation of accrued restructuring charges as of July 1, 2012 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2011	$1.0	$1.2	$2.2
Restructuring charges for 2012 plan	5.9	—	5.9
Utilization of restructuring plans	(1.1)	(0.2)	(1.3)
Reversal of prior year restructuring charges	(0.3)	—	(0.3)

Balance at July 1, 2012	$5.5	$1.0	$6.5

Note 18. Accumulated Other Comprehensive Loss

At July 1, 2012 and December 31, 2011, accumulated other comprehensive income comprised the following (in thousands):

	July 1, 2012	December 31, 2011
Foreign currency translation adjustment	$(6,563)	$(4,546)
Unamortized benefit plan costs	(78,861)	(74,623)
Unrealized loss on investments	(317)	(308)

Accumulated other comprehensive loss	$(85,741)	$(79,477)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation statements about: our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial outlook for the current or any other period; our compliance with covenants under our secured credit facility; our analysis of deferred tax valuation allowances, impairment analysis, and cost reduction plans; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our management succession; and the applicability of accounting policies used in our financial reporting. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

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

Overview

Intermec is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout the world, and are particularly suited for challenging or harsh environments where mobility, reliability and durability are important. Our products include mobile computers, barcode scanners, printers, label media, radio frequency identification (“RFID”) products and related software. With our acquisition of Vocollect in March 2011, our products now include wearable voice data collection devices and related software. We also offer a variety of services related to our product offerings. Refer to Item 1 Business, in our 2011 Form 10-K, for detail about our products and services. Most of our revenue is currently generated through sales of mobile computers, wearable voice data capture devices and related software, printers and repair services.

Our strategy is to provide mobile business solutions that help our customers improve workflow performance, increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position as “a Solutions Company” in the AIDC industry through vertical market expertise, a solutions orientation and customer and partner intimacy. We also seek to grow our business by targeting vertical markets, increasing our marketing activities, expanding our channel, adding more software and managed services to our offerings and introducing innovative new products.

Total revenue declined on a year-over-year basis predominantly from the segments of our business that are most comparable to our business as it existed prior to the acquisitions in March 2011. This decline was more pronounced in our Intermec-branded products segment, predominately in Europe, Middle East and Africa (“EMEA”) and to a lesser extent in North America, Asia Pacific (“ASIAPAC”) and Latin America (“LATAM”) geographic regions. We believe that our revenue decline reflects a decrease in enterprise spending globally and competitive pressure, particularly in Europe. We believe that many of our end customers completed projects in 2011 that had previously been started, but have taken a more cautious approach in 2012. These declines were partially offset by businesses that we acquired last year, specifically, the inclusion of a full six months of results from the Vocollect acquisition, compared to the inclusion of approximately four months results in the first six months of 2011 following the acquisition date of March 3, 2011, and the inclusion of a full six months of Enterprise Mobile results, compared to three and one half months of results included in the first six months of the prior year following the acquisition date of March 15, 2011.

For the three months ended July 1, 2012, worldwide revenues decreased 9% over the prior-year quarter. International revenues declined 12% over the prior-year quarter reflecting the negative impact of foreign currency exchange rates, significantly lower sales in EMEA, partially offset by growth in ASIAPAC and LATAM. Revenues in North America decreased 6% due primarily to declines in Intermec-branded product sales and a reduction in sales to the U.S. government. Within our Intermec-branded product categories, Systems and solutions revenues declined 11%, and Printer and media revenue declined 14%, partially mitigated by a smaller decline in our Intermec-branded services and a small increase in our Voice solutions businesses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended July 1, 2012, worldwide revenues decreased 5% over the prior-year quarter and decreased 11% when revenue from businesses acquired during the first quarter of 2011 are excluded. International revenues declined 12% over the prior-year quarter reflecting the negative impact of foreign currency exchange rates, significantly lower sales in EMEA, partially offset by the benefit of acquired revenues in those geographies. Revenues in North America increased due to the positive effects of revenue from Vocollect and Enterprise Mobile, partially offset by declines in Intermec-branded product sales. Within our Intermec-branded product categories, Systems and solutions revenues declined 10%, and Printer and media revenue declined 16%. Intermec-branded service revenue decreased 4% as compared with the prior-year period, largely due to the related lower product sales, and was down 9% when revenues from acquired businesses are excluded.

Total gross profit margin for the three months ended July 1, 2012 were 39.4%, as compared to 41.3% in the prior-year quarter, reflecting increased discounts on Intermec-branded products, reduced sales leverage on fixed costs, negative foreign currency exchange impacts and certain engineering fee payments.

Total gross profit margins for the six months ended July 1, 2012 were 38.1%, as compared to 39.9% in the prior year quarter, reflecting increased discounts on Intermec-branded products, negative foreign currency exchange impacts and reduced sales, partially offset by higher margins on our Voice-solutions segment which included a full six months of results, and a full six months results for Enterprise Mobile which was included in the Intermec-branded services segment. Additionally, in the first six months of 2012 we had several unusual charges and expenses that we do not anticipate will recur, including a $1.9 million charge for non-recurring engineering fees for volume buy pay outs on minimum purchase commitments and a $0.9 million charge for royalties based on the outcome of a software vendor audit.

Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results. Overall, as compared to the first six months of 2011, currency exchange rates negatively affected revenues by $8.5 million and $11.4 million in the first three and six months of 2012, respectively. Our consolidated revenues and operating expenses are subject to the fluctuations of foreign exchange rates; however, our cost of revenue is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. A weaker U.S. dollar typically results in improved gross margin yields as the increase in revenue would normally exceed the corresponding increase in costs. If the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, operating expenses and to a certain extent cost of revenues will be lower than if currencies had remained constant. A stronger U.S. dollar typically results in diminished gross margin yields as the decreased revenue would normally outpace the corresponding reduction in costs. We believe it is important to evaluate our growth rates before and after the effect of foreign currency changes.

On June 12, 2012, we committed to a business restructuring plan intended to better align our cost structure with our current and anticipated needs by lowering costs in North America and Europe. These reductions are intended to lower our general and administrative support costs. Under the business restructuring plan, we will reduce our work force primarily in the United States and Europe by approximately 160 employees, which represent approximately 7% of our current total global workforce. We implemented this restructuring plan beginning later in the second quarter of 2012 and expect to complete it over the remainder of fiscal year 2012.

The total restructuring costs for this plan are expected to be approximately $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in both the three and six months ended July 1, 2012. We expect to record the majority of the remaining charge throughout 2012. We anticipate that substantially all of the severance-related and periodic other associated costs will be cash expenditures. These costs are recorded on our condensed consolidated statement of operations in restructuring costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares our results of operations and percentages of revenues for the three and six months ended July 1, 2012 and July 3, 2011 (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	Amounts	Amounts	Amounts	Amounts
Revenues	$201.0	$221.1	$380.6	$399.6
Costs and expenses:
Cost of revenues	121.8	129.8	235.6	240.0
Research and development	20.4	22.8	40.4	40.7
Selling, general and administrative	61.4	66.1	127.4	120.3
Impairment of goodwill	26.6	—	41.5	—
Gain on sale of assets	(1.3)	—	(2.7)	—
Acquisition costs	—	0.4	—	5.2
Restructuring charges	5.6	5.1	5.6	5.1

Total costs and expenses	234.5	224.2	447.8	411.3

Operating loss	(33.5)	(3.1)	(67.2)	(11.7)
Interest, net	(0.8)	(0.6)	(1.4)	(1.0)

Loss before income taxes	(34.3)	(3.7)	(68.6)	(12.7)
Income tax (benefit) expense	3.2	0.1	211.0	(2.8)

Net loss	$(37.5)	$(3.8)	$(279.6)	$(9.9)

Basic loss per share	$(0.62)	$(0.06)	$(4.65)	$(0.16)
Diluted loss per share	$(0.62)	$(0.06)	$(4.65)	$(0.16)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Costs and expenses:
Cost of revenues	60.6%	58.7%	61.9%	60.1%
Research and development	10.1	10.3	10.6	10.2
Selling, general and administrative	30.5	29.9	33.5	30.1
Impairment of goodwill	13.2	—	10.9	—
Gain on sale of assets	(0.6)	—	(0.7)	—
Acquisition costs	—	0.2	—	1.3
Restructuring charges	2.8	2.3	1.5	1.3
Total costs and expenses	116.7	101.4	117.7	102.9
Operating loss	(16.7)	(1.4)	(17.7)	(2.9)
Interest, net	(0.4)	(0.3)	(0.4)	(0.3)

Loss before income taxes	(17.1)	(1.7)	(18.0)	(3.2)
Income tax expense (benefit)	1.6	0.0	55.4	(0.7)

Net loss	(18.7)%	(1.7)%	(73.5)%	(2.5)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues (in millions)

Revenues by category and geographic region and as a percentage of total revenues for the three months ended July 1, 2012, and July 3, 2011, as well as the same three months revenue changes were as follows (in millions):

	Three Months Ended
	July 1,	Percent of	July 3,	Percent of		Percentage
	2012	Revenues	2011	Revenues	Change	Change
Revenues by category:
Intermec-branded:
Systems and solutions	$96.9	48.2%	$108.6	49.1%	$(11.7)	(10.8)%
Printer and media	38.7	19.3	44.7	20.2	(6.0)	(13.4)
Services	34.8	17.3	37.3	16.9	(2.5)	(6.7)
Voice solutions	30.6	15.2	30.5	13.8	0.1	0.3

Total revenues	$201.0	100.0%	$221.1	100.0%	$(20.1)	(9.1)%

	Three Months Ended
	July 1,	Percent of	July 3,	Percent of		Percentage
	2012	Revenues	2011	Revenues	Change	Change
Revenues by geographic region:
North America	$101.2	50.3%	$107.2	48.5%	$(6.0)	(5.6)%
Europe, Middle East and Africa (EMEA)	55.9	27.8	70.0	31.7	(14.1)	(20.1)
Latin America and Mexico (LATAM)	26.7	13.3	26.4	11.9	0.3	1.1
Asia Pacific (ASIAPAC)	17.2	8.6	17.5	7.9	(0.3)	(1.7)

Total revenues	$201.0	100.0%	$221.1	100.0%	$(20.1)	(9.1)%

Revenue for the three months ended July 1, 2012, decreased $20.1 million, or 9.1%, compared to the prior year period. This decrease is substantially due to declines in sales in our Systems and solutions and Printer and media segments in our EMEA region primarily due to economic uncertainty in the region, increased competitive pressure and an $8.5 million unfavorable change in foreign currencies as compared to the prior year currency rates across all regions. The majority of the unfavorable change in foreign currencies is due to currency rates of the Euro, Peso and Real.

Within the Intermec-branded product segment, Systems and solutions and Printer and media revenue for the three months ended July 1, 2012 decreased $17.7 million from the prior year comparable period primarily due to declines in sales in EMEA which reflect economic uncertainty in the region and competitive pressure and, to a lesser extent, a decline in sales of our Printer and media product line in North America.

Intermec-branded service revenues of $34.8 million for the quarter ended July 1, 2012, declined compared to the corresponding prior-year period. Service revenue declined in the three months ended July 1, 2012 as compared to the prior-year period. This decline is primarily attributable to reduced product sales that drive service revenues and a lower average price per unit under contract due to mix of lower cost product sales and competitive pricing.

Voice solutions revenue of $30.6 million for the three months ended July 1, 2012 increased $0.1 million, or 0.3%, compared to the corresponding prior-year period. Sales were lower than expected primarily due to delays in closing business as a result of turnover in our voice sales team in North America. We also anticipate reduced government program reimbursements related to customers of our Voice solution Healthcare (“VHS”) reporting unit of Voice Solutions, which may impact revenues going forward.

Revenues varied across the geographic regions for the quarter ended July 1, 2012. North America revenues decreased $6.0 million, or 5.6%. The decrease in North America revenues was attributable primarily to a decline in Intermec-branded printer and media sales. EMEA revenues decreased $14.1 million, or 20.1%, over the corresponding prior-year period. The decrease in EMEA revenues was mainly attributable to lower sales in our Intermec-branded product revenues driven by a slowing of large deals compared to the prior-year period, competitive pressure and economic conditions in that region. Foreign currency conversion rates unfavorably impacted EMEA revenue by $4.7 million, or 6.7%. LATAM revenues grew slightly, up $0.3 million from the prior year quarter. ASIAPAC revenues decreased $0.3 million, or 1.7% primarily due to a strong comparable quarter in 2011. Across all regions the impact of foreign currency rates as compared to the foreign currency rates in the prior-year period was $8.5 million, or 3.9%, unfavorable to revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues by category and geographic region and as a percentage of total revenues for the six months ended July 1, 2012, and July 3, 2011, as well as the same six months revenue changes were as follows (in millions):

	Six Months Ended
	July 1, 2012	Percent of Revenues	July 3, 2011	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded:
Systems and solutions	$178.7	47.0%	$199.0	49.8%	$(20.3)	(10.2)%
Printer and media	74.2	19.5	88.1	22.0	(13.9)	(15.8)
Services	69.7	18.3	72.2	18.1	(2.5)	(3.5)
Voice solutions	58.0	15.2	40.3	10.1	17.7	43.9

Total revenues	$380.6	100.0%	$399.6	100.0%	$(19.0)	(4.8)%

	Six Months Ended
	July 1, 2012	Percent of Revenues	July 3, 2011	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$192.8	50.7%	$185.6	46.4%	$7.2	3.9%
Europe, Middle East and Africa (EMEA)	110.5	29.0	135.9	34.0	(25.4)	(18.7)
Latin America and Mexico (LATAM)	46.5	12.2	46.3	11.6	0.2	0.4
Asia Pacific (ASIAPAC)	30.8	8.1	31.8	8.0	(1.0)	(3.1)

Total revenues	$380.6	100.0%	$399.6	100.0%	$(19.0)	(4.8)%

Revenue for the six months ended July 1, 2012, decreased $19.0 million, or 4.8%, due largely to an $11.4 million unfavorable change in foreign currencies as compared to the prior year currency rates across all regions. The decline in sales in our Systems and solutions and Printer and media segments in our EMEA region were primarily due to a slowing of large deals, competitive pressure and economic uncertainty in the region. These declines were partially offset by modest growth in and the inclusion of a full six months of the operations of Vocollect and Enterprise Mobile. These operations increased revenues by $21.7 million over the prior year.

Within the Intermec-branded product segment, Systems and solutions and Printer and media revenue for the six months ended July 1, 2012 decreased $34.2 million from the prior year comparable period primarily due to the declines in sales in EMEA which we believe reflects a slowing of large deals, competitive pressure and uncertainty in the economy and, to a lesser extent, a decline in sales of our Printer and media product line in North America.

Intermec-branded service revenues of $69.7 million for the six months ended July 1, 2012, declined compared to the corresponding prior-year period. Intermec-branded service revenues for the six months ended July 1, 2012, includes $7.1 million of revenue from Enterprise Mobile, acquired in 2011, which represents growth of $4.0 million from the $3.1 million of comparable revenues for the first six months of 2011. The decline is primarily attributable to reduced product sales and a lower average price per unit under contract due to mix of lower cost product sales and competitive pricing.

Voice solutions revenue of $58.0 million for the six months ended July 1, 2012, increased $17.7 million, or 43.9%, compared to the corresponding prior-year period, due to the inclusion of a full six months results from the Vocollect acquisition, compared to the inclusion of the results from acquisition date, March 3, 2011, in the first six months of 2011.

Revenues varied across the geographic regions for the six months ended July 1, 2012. North America revenues increased $7.2 million or 3.9%. The increase in North America revenues was attributable to $16.4 million for the inclusion of a full six months results of entities acquired in March, 2011, offset by a decline in Intermec-branded printer and media sales. EMEA revenues decreased $25.4 million, or 18.7%, over the corresponding prior-year period. The decrease in EMEA revenues was mainly attributable to lower sales in our Intermec-branded product revenues driven by a slowing of large deals compared to the prior-year period and economic conditions in that region. Foreign currency conversion rates unfavorably impacted EMEA revenue by $6.7 million, or 4.9%. These decreases in EMEA were partially offset by the inclusion of a full six months of Vocollect results, which increased $4.6 million over the prior year. LATAM revenues remained fairly steady from the prior year’s period. ASIAPAC revenues decreased $1.0 million, or 3.1% primarily due to a particularly strong first six months in 2011. Across all regions the impact of foreign currency rates as compared to the foreign currency rates in the prior-year period

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was $11.4 million, or 2.9%, unfavorable to revenue. Operations of acquired entities positively contributed $16.4, $4.6 and $0.4 million of the total change in revenues in North America, EMEA, and LATAM, respectively, for the six months ended July 1, 2012.

Gross Profit and Gross Margin

Gross profit and gross margin by revenue category for the three and months ended July 1, 2012 and July 3, 2011, were as follows (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$47.3	34.9%	$61.0	39.8%	$84.2	33.3%	$112.5	39.2%
Intermec-branded service	14.2	41.0%	13.2	35.5%	28.0	40.2%	25.8	35.8%
Voice solutions	17.6	57.6%	17.1	56.1%	32.9	56.8%	21.3	52.9%

Total	$79.1	39.4%	$91.3	41.3%	$145.1	38.1%	$159.6	39.9%

Total gross profit for the three months and six months ended July 1, 2012, decreased by $12.2 and $14.5 million, respectively, as compared to the corresponding prior-year period. These decreases in total gross profit were primarily attributable to increases pricing discounts on Intermec-branded products, reduced sales, negative foreign currency exchange impacts and engineering fees related to Intermec branded products and services. The gross profit decline for the six months ended July 1, 2012 was partially offset by the inclusion of a full six months of the Voice solutions segment.

Intermec-branded product gross profit decreased $13.7 and $28.3 million for the three and six months ended July 1, 2012, respectively, compared to the corresponding prior-year period primarily due to certain pricing discounts, reduced sales and the impact of foreign currency conversion rates.

The increase in Intermec-branded service gross profit for the three and six months ended July 1, 2012, from the corresponding prior-year periods was attributable to the inclusion of results for a full period from the Enterprise Mobile acquisition and reduced costs, partially offset by reduced sales in our traditional services business, largely in EMEA.

The increase in Voice solutions gross profit for the three and six months ended July 1, 2012, from the corresponding prior-year periods was attributable to a favorable sales mix. The increase for the six months ended July 1, 2012 was also attributable to the inclusion of a full six months of the Voice solutions results.

Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	July 1, 2012	July 3, 2011	Change
Research and development expense	$20.4	$22.9	$(2.5)
Selling, general and administrative expense	61.4	66.1	(4.7)
Impairment of goodwill	26.6	—	26.6
Gain on sale of assets	(1.3)	—	(1.3)
Acquisition costs	—	0.4	(0.4)
Restructuring costs	5.6	5.1	0.5
Interest, net	(0.8)	(0.6)	(0.2)

	Six Months Ended
	July 1, 2012	July 3, 2011	Change
Research and development expense	$40.4	$40.7	$(0.3)
Selling, general and administrative expense	127.4	120.3	7.1
Impairment of goodwill	41.5	—	41.5
Gain on sale of assets	(2.7)	—	(2.7)
Acquisition costs	—	5.2	(5.2)
Restructuring costs	5.6	5.1	0.5
Interest, net	(1.5)	(1.0)	(0.5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses - The total research and development (“R&D”) expenses were $20.4 and $40.4 for the three and six months ended July 1, 2012, respectively, compared to R&D expenses of $22.9 and $40.7 million for the corresponding prior-year periods. The decrease for the three months ended July 1, 2012 was primarily due to decreases in bonus and salary expense. The decrease for the six months ended July 1, 2012 was due to decreases in bonus expense partially offset by the inclusion of a full six months of Vocollect financial results compared to four months in 2011.

Selling, General and Administrative Expenses - Total selling, general and administrative (“SG&A”) expenses were $61.4 and $127.4 million for the three and six months ended July 1, 2012, compared to SG&A expenses of $66.1 and $120.3 million, respectively, for the corresponding prior-year period. The decrease in SG&A expenses for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011, was primarily attributable to decreases in bonus expense, lower commissions on reduced sales, and stock compensation forfeitures related primarily to the departure of the former CEO. This decrease was partially offset by severance pay for our former CEO and a lawsuit settlement and payment. The increase in SG&A expenses for the six months ended July 1, 2012 was due to the inclusion of a full six months of expenses related to businesses acquired in March 2011 and severance pay for our former CEO, partially offset by a decrease in bonus expense, lower commissions on reduced sales, stock compensation forfeitures related primarily to the departure of the former CEO, and a gain on the sale of a small business entity.

Impairment of Goodwill - Impairment of goodwill during the three and six months of 2012 totaled $26.6 and $41.5 million, respectively, representing a partial write-off of previously acquired goodwill. The impairment was a result of a number of factors that existed during the first six months of 2012, and primarily reflects our business performance versus our prior forecast and the Company’s current and recent lower market capitalization. See Note 16 to the Condensed Consolidated Financial Statements Goodwill and Other Long-Lived Assets for further discussion. We had no similar expense related to impairment of goodwill or other long-lived assets in the first three and six months ended July 3, 2011.

Gain on sale of assets - The gain on the sale of assets for the three and six months ended July 1, 2012 represents a $1.3 million gain on the sale of a small European based reseller business. The six months ended July 1, 2012 included an additional $1.4 million net gain from the sale of certain patents. There were no similar transactions for the comparable periods in 2011.

Acquisition Costs - The acquisition costs of $0.4 and $5.2 million for the three and six months ended July 3, 2011 relate to the acquisitions made in the first quarter of 2011.

Restructuring Costs. The increase in restructuring costs of $0.5 and $0.5 million for the three and six months ended July 1, 2012, respectively, as compared to the corresponding prior-year periods, was mainly due to the restructuring program announced in June 2012 to lower general and administrative support costs as compared to the restructuring program announced in May 2011 to restructure our non-US service group. Details of these programs are as follows:

The total pre-tax restructuring costs for the restructuring plan announced in June 2012 are expected to be approximately $6.4 million, including employee termination costs of approximately $5.9 million, and $0.5 million of other transitional costs. We recorded $5.9 million of the restructuring costs in the second quarter of 2012, and expect to record the remainder in the balance of the year. Substantially all of the severance-related and periodic transitional costs were cash expenditures. The net expense of $5.6 million in the quarter includes a small reduction of the estimates recorded for the 2011 restructuring plan.

The total pre-tax restructuring costs for the restructuring plan announced in May 2011 were expected to be approximately $5.9 million, including employee termination costs of approximately $5.1 million, and $0.8 million of other transitional costs. We recorded $5.1 million of the restructuring costs in the second quarter of 2011, and recorded the remainder over the balance of the year. Substantially all of the severance-related and periodic transitional costs were cash expenditures. A small reduction to these costs was recorded in the second quarter of 2012 as noted in the paragraph immediately above.

Interest, Net - Net interest (income) expense was $0.8 and $1.5 million for the three and six months ended July 1, 2012, compared to net interest expense of $0.6 and $1.0 million for the corresponding prior-year periods. The increase in net interest expense was mainly due to the addition of interest paid on a full three months of borrowings under our Revolving Credit Facility, which was used to finance a portion of the Vocollect acquisition in March, 2011.

Income tax (benefit) expense (in millions)

	Three Months Ended			Six Months Ended
	July 1,	July 3,	Change from	July 1,	July 3,	Change from
	2012	2011	prior year	2012	2011	prior year
Income tax (benefit) expense	$3.1	$0.1	$3.0	$211.0	$(2.8)	$213.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter, we recorded a tax provision of $1.7 million on foreign earnings and no tax benefit for earnings in the United States, Singapore and Japan due to losses in those jurisdictions. We also provided $1.4 million for deferred taxes on projected future repatriation from certain foreign subsidiaries which are not permanently reinvested. The tax provision for the three months ending April 1, 2012 includes a net $206.9 million non-cash charge to record a valuation allowance against our U.S. deferred tax assets.

Currently, we record valuation allowances in the following jurisdictions: United States, Singapore and Japan. Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance.

Key factors we considered include our results for the quarter ended April 1, 2012; we recorded a pre-tax loss and significantly underperformed relative to our forecast. We also revised our forecast downward in the first quarter of 2012 for our U.S. and global operations for the remainder of 2012. We concluded that it was more likely than not that the value of such assets would not be realized and we recorded a valuation allowance for our U.S. entities representing the full balance of these assets. A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our U.S. deferred tax assets. In the event that we determine in the future that we expect to benefit from our deferred income tax assets in excess of the net balance at that time, we will make an adjustment to the deferred tax asset valuation allowance. This will reduce the provision for income taxes in that period. Until such time, we will offset U.S. profits against our deferred tax assets and will reduce the overall level of deferred tax assets subject to valuation allowance as a result.

For the jurisdictions where we did not record a valuation allowance, our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 31%. Our effective tax rate from continuing operations in those jurisdictions is lower than the U.S. statutory rate of 35% due primarily to lower tax rates and tax incentives in those jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as cash flow that we expect to generate from our operations. In addition, we have a secured Revolving Credit Facility as described in the Capital Resources section below (in millions). Our cash flows are summarized in the following table:

	Six Months Ended
(in millions)	July 1, 2012	July 3, 2011
Net cash used in operating activities	$(26,799)	$(7,165)
Net cash provided by (used in) investing activities	6,424	(213,043)
Net cash provided by financing activities	1,034	68,083

Cash Flow Summary

At July 1, 2012, cash, cash equivalents and short-term investments totaled $74.9 million, a decrease of $20.4 million compared to the December 31, 2011 balance of $95.3 million. The decrease in cash is primarily due to cash used in operations described below, offset by proceeds from our company owned life insurance policies.

Cash used in operating activities of $26.8 million in the first six months of 2012 was primarily due to a net loss of $279.6 million, adjusted for a non-cash deferred tax valuation allowance and goodwill impairment charges of $254.4 million and decreases in accounts payable and payroll partially offset by a reduction in accounts receivable. Cash used in operating activities of $7.2 million in the first half of 2011 was primarily due to a net loss of $9.9 million offset by an increase in amortization and deferred tax related to acquisitions.

For the six months ended July 1, 2012, investing activities provided $6.4 million of cash primarily due to proceeds from loans against and the cash surrender of certain executive life insurance programs of $9.0 million and the sale of intellectual property of $1.4 million, offset by capital expenditures of $4.6 million. For the six months ended July 3, 2011, investing activities used $213.0 million of cash primarily due to the acquisition of Vocollect and Enterprise Mobile and capital expenditures of $11.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities for the six months ended July 1, 2012, provided cash of $1.0 million primarily related to the vesting of restricted stock units. Financing activities for the six months ended July 3, 2011, provided cash of $68.1 million primarily related to incurring debt of $97.0 million, offset by a $20.0 million repayment of this debt and $10.0 million of stock repurchased.

Capital Resources

Our principal capital resources include cash, cash equivalents and short-term investments. In addition, we have a secured Revolving Credit Facility (the “Revolving Facility”). Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which matures on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was initiated on September 27, 2007. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum adjusted EBITDA and to add a new financial covenant for permitted acquisitions. We were in compliance with all financial and non-financial covenants of the Revolving Facility at July 1, 2012.

During the three and six months ended July 1, 2012, our average borrowings outstanding were $86.5 and $85.7 million, respectively. At July 1, 2012, after considering the financial covenant requirements, we had borrowing capacity of $7.3 million under the Revolving Facility, borrowings of $85.0 million and $1.5 million of letters of credit outstanding under the Revolving Facility. After giving effect to the February 2, 2012 and March 30, 2012 amendments, we were in compliance with the financial covenants of the Revolving Facility at July 1 2012. The key terms of the Revolving Facility are as follows following the amendments:

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

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	A ratio of maximum funded debt to EBITDA allowed (as defined in the Revolving Facility) of not more than 2.5 to 1.

•	An Asset Coverage Ratio of not less than 1 to 1 for debt to margined assets. For this purpose, a certain percentage of our accounts receivable and inventory balances are included in margined assets.

•

The minimum adjusted EBITDA allowed(as defined in the Revolving Facility) for the trailing twelve months is $25 million for the second quarter of 2012, $35 million for the third quarter of 2012, and $45 million for all subsequent quarters.

We expect to be in compliance with our covenants for the next twelve months. A number of factors, including (without limitation) general macroeconomic and competitive conditions, increase the risk and uncertainty relating to achieving the levels of financial performance we expect and that would be required to remain in compliance with the financial covenants in the Revolving Facility, particularly the EBITDA-related covenants. If our financial performance does not meet our expectations we could fail to be in compliance with the financial covenants in the Revolving Facility. For example, with regard to the EBITDA-related covenants, a decline in revenue from expected levels would negatively affect our ability to comply with these covenants.

If we were to determine that we are or expect to be out of compliance with the financial covenants of the Revolving Facility, we believe that we could take steps available to us to avoid, mitigate or cure the breach, which may include, without limitation, steps such as: (i) seeking a waiver of compliance from the Bank and modifying the Revolving Facility in a manner satisfactory to the Bank, as we have done in the past, (ii) reducing the borrowings under the Revolving Facility using our existing cash to make payments to the Bank, or (iii) seeking other amendments or a restructuring or replacement of our Revolving Facility. We believe we can fund our ongoing working capital needs from operating cash flows and cash on hand.

For more information about risk factors related to the Revolving Facility and compliance with its covenants, and about risks related to our business performance, refer to our Risk Factors set forth in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

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

Contractual Obligations

Except for the Revolving Facility outlined in Capital Resources above, our contractual commitments as of July 1, 2012 have not changed materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

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

We assign goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Intermec Global Solutions (“IGS”). Voice solutions contains the Vocollect Supply Chain (“VSC”) and Vocollect Healthcare reporting units (“VHS”).

Q1 2012 goodwill impairment analysis

During the first quarter of 2012, two events occurred that triggered an analysis of the carrying value of goodwill and resulted in the estimated write down of goodwill of $14.9 million. Specifically, operating income was less than our forecast, primarily due to an $19 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not the fair value of the Company’s goodwill was less than its book value.

We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (Intermec Global Solutions, Healthcare, and Supply Chain). To calculate the fair values we used the discounted cash flow method and market approach. We made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into our valuation methodologies used to calculate fair value. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock were used to corroborate the results of the discounted cash flow method and market approach. Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC); and

•	Our estimated long-term growth

•	Market multiples

Once we had determined our assumptions, we calculated the fair value of each reporting unit and compared it to the carrying value of the reporting unit. After performing our Step 1 analysis for the reporting units, we determined that the carrying value of the Supply Chain reporting unit exceeded its fair value by $14.9 million and recognized an estimated impairment charge in the first quarter. Due to the timing and complexity of this analysis, Step 2 of the impairment test was substantially completed in the second quarter of 2012. After performing that test, we determined we had an additional goodwill impairment of $25.8 million associated with our Supply Chain reporting unit. The additional impairment was the result of an increase in the fair value of developed and in-process technology intangible assets within the Supply Chain reporting unit. The increase in the intangible assets reduced the implied fair value of the goodwill, and we recognized a $40.7 million cumulative impairment of the Supply Chain reporting unit goodwill for the six months ended July 1, 2012.

Determining the fair value of goodwill for the Supply Chain reporting unit for Step 2 was judgmental in nature and involved the use of significant estimates and assumptions to calculate a hypothetical fair value of the assets and liabilities within the reporting unit. Our analysis utilized the income approach to calculate the implied fair value of goodwill of the Supply Chain reporting unit. The key inputs we used in the income approach included our forecast of revenue and expenses, a migration curve of developed and in-process technology, tax rate, discount rates, customer retention rates, useful lives, and contributory charge rates. These key inputs, for the income approach, are classified as Level 3 within the fair value hierarchy, see Note 3 Fair Value Measurements.

Q2 2012 goodwill impairment analysis

During the three months ended July 1, 2012, we significantly changed the composition of key senior management at the reporting units and also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace including, macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were made which resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, and the result was reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.

We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (Intermec Global Solutions, Healthcare, and Supply Chain). To calculate the fair values we used the discounted cash flow method and market approach. We utilized the same methods listed above in Q1 2012 goodwill impairment analysis to perform our Step 1 analysis for the three months ended July 1, 2012. Once we had determined our assumptions, we calculated the fair value of each reporting unit and compared it to the carrying value of the reporting unit.

After performing our Step 1 analysis for the reporting units we determined that the carrying value of the Healthcare reporting unit exceeded its fair value, so we then performed a Step 2 analysis. Based on a preliminary Step 2 analysis we determined we had a estimated goodwill impairment of $0.8 million associated with our Healthcare reporting unit. This impairment was primarily the result of a reduction in our long term business forecast specifically related to expected government spending in the skilled nursing are, the likely impact on capital investments in that market and the timing of the launch of new products for our Healthcare reporting unit. Due to the complexity and timing of this Step 2 analysis we will finalize it in the third quarter of 2012 and the impairment amount may change at that time.

Determining the fair value of goodwill for the Healthcare reporting unit for Step 2 is judgmental in nature and involves the use of significant estimates and assumptions to perform a hypothetical fair value of the assets and liabilities within the reporting unit. Our analysis utilized the income approach to calculate the implied fair value of goodwill of the Healthcare reporting unit. The key inputs we used in the income approach included our forecast of revenue and expenses, a migration curve of developed and new technology, tax rate, discount rates, customer retention rates, useful lives, and contributory charge rates. These key inputs, for the income approach, are classified as Level 3 within the fair value hierarchy. See Note 3 Fair Value Measurements to our Condensed Consolidated Financial Statements for further detail.

Future goodwill impairments that may be material could be recognized should the recent economic uncertainty continue, our equity price declines on a sustained basis, global economies enter in another recession, or industry growth stagnates further. Our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fair value estimates for event-driven impairment tests assume the achievement of future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

The fair value for the Intermec Global Services reporting unit and the Supply Chain reporting unit exceeded their carrying value by 8.5% and 8.2%, respectively and therefore are not impaired. Performance of our business operations could lag behind our forecast, which in turn could impact the fair value of our reporting units. In addition, based upon the results of our Step 1 test the margin between the fair value of the Intermec Global Services, Supply Chain and Healthcare reporting units and their carrying amounts are sensitive to changes in discount rate and forward operating results. An 100 bps increase in our discount rate may trigger an impairment when coupled with declining results of operations. In addition, a 5% decrease in the cash flows from operations may also yield recognition of impairment. Based upon the best information available, it does not appear more likely than not that either of these scenarios will occur.

Valuation of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated our long-lived assets for impairment for the quarters ended April 1, 2012 and July 1, 2012. We determined that the carrying amount of our long-lived assets does not exceed their estimated undiscounted future cash flow and therefore our long-lived assets are not impaired as of April 1, 2012 or July 1, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 1, 2012, there have been no material changes in the information provided in Item 7A of our 2011 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of July 1, 2012. There were no changes in our internal control over financial reporting during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the case Intermec Technologies Corporation v. Palm, Inc., Civil Action No. 1:05-cv-00147-SLR, United States District Court for the District of Delaware (the “Palm Case”), the parties entered into a confidential settlement agreement that ended the case before trial.

In the case Intermec, Inc. v. International Business Machines Corporation, Civil Action No. 2:11-cv-00165, United States District Court for the Western District of Washington (the “IBM Case”), there have been no material changes in the case during the second quarter of 2012 since those described in our Report on Form 10-Q for the period ended April 1, 2012. The trial in the IBM Case concluded on March 29, 2012, with a jury verdict in Intermec’s favor of $1.05 million, which was $0.7 million less than the receivable carried on our balance sheet. This $0.7 million was expensed in the first quarter of 2012. In the second quarter of 2012, IBM filed a Motion for Judgment Not Withstanding the Verdict and indicated that it intends to appeal the decision in the District Court, and Intermec asked the Court for a new trial or order on the issue whether pre-trial interest is owed to Intermec on the amount awarded by the jury.

In the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”), Alien Technologies Corporation (“Alien”) sued Intermec in June 2006 for a declaratory judgment that Alien does not infringe certain Intermec patents relating to radio frequency identification technology (“RFID”) and that certain Intermec RFID patents are invalid; Alien’s case against Intermec does not assert any counterclaimed damages or loss against Intermec. Intermec counterclaimed against Alien for infringement related to certain of those patents. In the suit, Intermec is seeking a decision that its patents are valid and infringed by Alien. Both parties have requested reimbursement of legal fees. The Intermec patent remaining in the Alien Case after the District Court's summary judgment decisions has been the subject of proceedings in the U.S. Patent and Trademark Office (“USPTO”), which upheld the validity of most of the original claims as well as found new claims patentable upon reexamination. The reexamination decision was appealed by Alien to the Board of Patent Appeals and Interferences (“BPAI”) of the USPTO. On July 19, 2012, the BPAI issued a decision finding that the examiner erred in not considering certain grounds of rejection previously proposed by Alien. Intermec intends to continue reexamination proceedings for the patent claims at issue, including the submission of further evidence demonstrating that the possible new grounds of rejection should not be adopted by the examiner. The BPAI did not find error with the examiner’s decision not to adopt any other grounds of rejection originally proposed by Alien. The legal fees related to the defense of this case have been capitalized and reported on our Condensed Consolidated Balance Sheets as Other assets.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, and the factors discussed in this Part II, “Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 (the “Second Quarter Form 10-Q”) and in the First Quarter Form 10-Q, which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in our 2011 Form 10-K and in the Second Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the 2011 Form 10-K under the caption “We have entered into a senior secured credit facility agreement that includes covenants, financial tests and ratios, which, if not met, may have an adverse effect on our business, financial condition, results of operations and cash flows” is restated in its entirety as follows:

•

We have entered into a senior secured credit facility agreement that includes covenants, financial tests and ratios, which, if not met, may have an adverse effect on our business, financial condition, results of operations and cash flows. We maintain a senior secured credit facility that contains certain customary covenants to the Bank providing the credit facility, including financial covenants that require us to comply with specified financial ratios and tests. The credit facility is secured by pledges of equity in and assets of certain of our domestic subsidiaries, which have also guaranteed our payment obligations under the credit facility. We must take into account the requirements of these covenants in the conduct of our business. Depending on the circumstances under which we could fail to satisfy one or more of these covenants, we may need to make choices that limit some of our business or financing activities in order to comply with them. These choices may have an adverse effect on our results of operations and cash flows. Furthermore, we were not in compliance with certain of our debt covenants effective as of each of December 31, 2011, and April 1, 2012, but in each case the Bank agreed to amend the credit facility agreement to bring us back into compliance. However, if we fail to comply with the requirements of the credit facility in the future, we would be in default, and we may not be able to obtain the necessary amendments or waivers of an event of default. In that event, the Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. The Bank could also move to enforce its rights under its security interests in our assets and those of our subsidiaries. If at that time we were not able to repay any amounts borrowed under the credit facility using our existing cash, or to obtain sufficient financing from alternative sources to make the repayment, or if alternative financing is not available on favorable terms, or at all, our business and financial condition would be materially adversely affected. Such alternative financing, if available, may include increased costs or other terms affecting our business or assets. We could also incur substantial costs in pursuing such alternative financing arrangements. Financing arrangements that include the issuances of equity or other securities convertible into equity could cause our existing stockholders’ interests to be diluted.

ITEM 6. EXHIBITS

10.1	Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, as amended and restated as of June 14, 2012

10.2	Form of Employee Stock Option Grant Notice (For U.S. Optionees) and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted on or after May 21, 2012

10.3	Form of Nonqualified Stock Option Grant Notice (Performance Vested for Senior Officers) and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted on or after May 21, 2012

10.4	Clarification of Letter Agreement with Interim Chief Executive Officer, Dated June 18, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2012.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2012.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2012.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack

Robert J. Driessnack
Senior Vice President and Chief Financial Officer

August 9, 2012