Form 10-Q
period 2012-09-30
Intermec, Inc.
filed 2012-11-09
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-13279
____________________________________________________________________________________
Intermec, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________

Delaware	95-4647021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6001 36th Avenue West, Everett, WA	98203-1264
(Address of principal executive offices)	(Zip Code)
(425) 348-2600
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________________________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, $0.01 par value per share	60,341,063

INTERMEC, INC.

		Page Number
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and October 2, 2011	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2012 and October 2, 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and October 2, 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	36

ITEM 1A.	Risk Factors	36

ITEM 6.	Exhibits	37

Signature		38

INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$85,757	$95,108
Short-term investments	186	170
Accounts receivable, net	120,501	139,737
Inventories	103,814	103,622
Current deferred tax assets, net	7,419	84,541
Other current assets	31,950	24,226
Total current assets	349,627	447,404
Deferred tax assets, net	8,616	141,064
Goodwill	102,196	143,510
Intangible assets, net	48,023	61,996
Property, plant and equipment, net	47,025	47,086
Other assets, net	19,974	28,230
Total assets	$575,461	$869,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,234	$92,607
Payroll and related expenses	23,478	32,540
Accrued expenses	26,947	35,118
Deferred revenue	53,976	47,234
Financing lease obligation	2,389	—
Total current liabilities	185,024	207,499
Long-term debt	80,000	85,000
Long-term financing lease obligation	1,474	—
Pension and other postretirement benefits liabilities	123,133	124,058
Long-term deferred revenue	33,695	28,960
Other long-term liabilities	15,878	15,344
Commitments and contingencies
Shareholders’ equity:
Common stock (250,000 shares authorized, 63,430 and 62,956 shares issued and 60,239 and 59,717 outstanding)	640	636
Additional paid-in capital	703,221	697,597
Accumulated deficit	(482,734)	(210,327)
Accumulated other comprehensive loss	(84,870)	(79,477)
Total shareholders’ equity	136,257	408,429
Total liabilities and shareholders’ equity	$575,461	$869,290
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
Product	$150,214	$165,294	$445,042	$484,781
Service	42,607	46,511	128,408	126,625
Total revenues	192,821	211,805	573,450	611,406
Costs and expenses:
Cost of product revenues	90,369	97,587	281,681	291,825
Cost of service revenues	22,468	26,363	66,663	72,115
Research and development	20,266	22,047	60,706	62,720
Selling, general and administrative	54,565	63,610	181,984	183,906
Gain on sale of assets	(2,534)	—	(5,189)	—
Restructuring costs	(1,130)	644	4,468	5,756
Impairment of goodwill	(200)	—	41,314	—
Acquisition costs	—	554	—	5,766
Total costs and expenses	183,804	210,805	631,627	622,088

Operating profit (loss)	9,017	1,000	(58,177)	(10,682)
Interest income	107	162	308	565
Interest expense	(683)	(572)	(2,315)	(1,964)
Earnings (loss) before income taxes	8,441	590	(60,184)	(12,081)
Income tax expense (benefit)	1,238	(114)	212,225	(2,911)
Net earnings (loss)	$7,203	$704	$(272,409)	$(9,170)

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)
Diluted earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)

Shares used in computing:
Basic earnings (loss) per share	60,451	59,796	60,243	59,959
Diluted earnings (loss) per share	60,579	59,897	60,243	59,959
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net earnings (loss)	$7,203	$704	$(272,409)	$(9,170)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,966	(11,583)	931	(3,998)
Unrealized gain (loss) on investments	35	(5)	46	(16)
Amortization of benefit plan costs	(2,119)	563	(6,356)	1,746
Income tax on other comprehensive income	(11)	(251)	(14)	(617)
Total other comprehensive income (loss)	871	(11,276)	(5,393)	(2,885)
Total comprehensive income (loss)	$8,074	$(10,572)	$(277,802)	$(12,055)
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash and cash equivalents at beginning of the period	$95,108	$221,467

Cash flows from operating activities:
Net loss	(272,409)	(9,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,172	21,020
Deferred taxes	212,173	(8,099)
Stock-based compensation	4,770	7,548
Impairment of goodwill	41,314	—
Gain on sale of assets	(5,189)	—
Gain on company owned life insurance	(2,414)	—
Change in pension and other postretirement plans	(7,178)	(3,045)
Changes in operating assets and liabilities:
Accounts receivable	20,577	(11,194)
Inventories	(6,740)	(10,209)
Other current assets	(7,673)	845
Accounts payable	(14,018)	3,140
Payroll and related expenses	(9,196)	3,079
Accrued expenses	(7,785)	(5,766)
Deferred revenue	10,909	5,351
Other long-term liabilities	(2,054)	799
Other operating activities	(1,159)	91
Net cash used in operating activities	(18,900)	(5,610)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(200,810)
Additions to property, plant and equipment	(6,980)	(16,075)
Maturities of investments	—	6,564
Proceeds from sale of assets	6,359	—
Proceeds from company owned life insurance	10,238	—
Capitalized patent legal fees	—	(560)
Other investing activities	(346)	(75)
Net cash provided by (used in) investing activities	9,271	(210,956)

Cash flows from financing activities:
Proceeds from issuance of debt	27,000	111,700
Repayment of debt	(32,000)	(34,700)
Stock repurchase	—	(10,014)
Financing lease obligation	3,863	—
Stock options exercised and other	1,461	2,370
Net cash provided by financing activities	324	69,356
Effect of exchange rate changes on cash and cash equivalents	(46)	(770)
Net change in cash and cash equivalents	(9,351)	(147,980)
Cash and cash equivalents at end of the period	$85,757	$73,487

Supplemental cash flow information:
Cash paid during the period for income taxes	$9,722	$5,427
Cash paid during the period for interest	1,494	973
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Intermec,” and the “Company” refer to Intermec, Inc.

Note 1. Basis of Presentation
Our interim financial periods are based on a thirteen-week internal accounting calendar. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and October 2, 2011, the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011 of Intermec, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. Intercompany transactions and balances have been eliminated. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.
Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim results.
Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the SEC on February 28, 2012.
Recently Adopted Accounting Pronouncements
Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and was applied on a prospective basis. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption. See Note 3, Fair Value Measurements for additional disclosures related to this pronouncement.
Comprehensive Income - In June 2011, the FASB issued ASU No. 2011-5, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). ASU 2011-5 eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012 and applied it retrospectively. To implement this standard we have added a separate statement labeled Condensed Consolidated Statement of Comprehensive Income (Loss).
Intangibles – Goodwill and Other - In September 2011, the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-8”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance was adopted and applied in January 2012. The adoption of this accounting standard update did not have an impact on our financial position, results of operations, cash flows, or comprehensive income as it is intended to potentially simplify the assessment for goodwill impairment.
Reclassification
Certain reclassifications have been made to prior periods to conform to the current presentation. Specifically, for the three and nine months ended October 2, 2011, we have reclassified certain costs that were in cost of service revenues to cost of product

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

revenues in the amount of $0.8 and $2.5 million, respectively. This reclassification has no impact on previously reported earnings from operations or net income. In addition, we have reclassified the following as separate line items within the condensed consolidated statement of cash flows for the nine months ended October 2, 2011: change in pension and other postretirement plans, net; other current assets; and change in other long-term liabilities. These line items were previously reported in other operating activities.
Offsetting of Financial Assets and Financial Liabilities
The Company has taken out policy loans from an insurance company on life insurance policies it owns and offsets these loans against the cash surrender values associated with the company-owned life insurance policies. There is no current intention to repay the loans prior to maturity or cancellation, and the company-owned life insurance policies allow the right to offset the loan against the proceeds received on maturity or cancellation of the policies. The gross amount of the cash surrender values was $18.8 and $26.1 million at September 30, 2012 and December 31, 2011, respectively. The gross amount of the policy loans was $17.4 million and $16.0 million at September 30, 2012 and December 31, 2011, respectively. The net amounts of $1.4 million and $10.1 million at September 30, 2012 and December 31, 2011, respectively, are included in our condensed consolidated balance sheets in Other assets, net. The decrease in the net amount carried for these polices was due to the cash surrender of certain policies net of proceeds from loans on remaining policies.

Note 2. Revolving Credit Facility
Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which originally matured on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was originally initiated on September 27, 2007. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum “Adjusted EBITDA” (defined in the amendment as earnings before interest, income taxes, depreciation and amortization, adjusted for certain customary, non-cash items) and to add a new financial covenant for permitted acquisitions. On October 31, 2012, we amended the Revolving Facility to modify the financial covenant related to Adjusted EBITDA for the fourth quarter of 2012. This amendment also reduced our borrowing capacity under the Revolving Facility from $150 million to $100 million. We were in compliance with all financial and non-financial covenants of the Revolving Facility at September 30, 2012.
In addition to financing the acquisition of Vocollect in 2011, the Revolving Facility is used for general corporate purposes. The Revolving Facility includes financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries.
At September 30, 2012, after considering the financial covenant requirements, we had borrowing capacity of $24.6 million under the Revolving Facility with borrowings of $80 million and $3.1 million of letters of credit outstanding. The amount outstanding under the Revolving Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the three and nine months ended September 30, 2012, the weighted average interest rate on borrowed funds under the Revolving Facility was 2.23% and 2.25%, respectively. Under the Revolving Facility, we made repayments of $20 million, offset by borrowings of $15 million for the three months ended September 30, 2012; and we made repayments of $32 million, offset by borrowings of $27 million, for the nine months ended September 30, 2012.
The principal terms of the Revolving Facility, following the most recent amendment, are as follow:

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

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•
The Revolving Facility contains various restrictions and covenants, including restrictions on our ability and the ability of our subsidiaries to consolidate or merge, make acquisitions, create liens, incur additional indebtedness or dispose of assets.

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	A ratio of maximum funded debt to Adjusted EBITDA allowed of not more than 2.5 to 1.

•	An Asset Coverage Ratio of not less than 1 to 1 for debt to margined assets. For this purpose, a certain percentage of our accounts receivable and inventory balances are included in margined assets.

•
As at September 30, 2012, the minimum Adjusted EBITDA allowed for the trailing twelve months was $25 million for the second quarter of 2012, $35 million for the third quarter of 2012 and is $45 million for all subsequent quarters.

•
Following the amendment to the Revolving Facility on October 31, 2012, the minimum Adjusted EBITDA allowed for the trailing twelve months is $40 million for the fourth quarter of 2012 and $45 million for all subsequent quarters.

Note 3. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring or nonrecurring basis. We categorize each of our fair value measurements into one of three levels as follows:

•	Level 1: Quoted prices in active markets for identical assets;

•
Level 2: Quoted prices in active markets for similar assets, which we use to value our certificates of deposit, or comparable sales, such as quoted market rates for similar contracts. Specifically, we obtain current pricing from the issuing bank for identical items purchased on the last business day of our reporting period; or

•	Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities that are measured at fair value on a recurring basis comprised the following as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at September 30, 2012
Money Market Funds	$38,591	$—	$—	$38,591
Stock	186	—	—	186
Derivative instruments – assets	—	2,219	—	2,219
Total assets at fair value	$38,777	$2,219	$—	$40,996

	Level 1	Level 2	Level 3	Fair Value at September 30, 2012
Derivative instruments – liabilities	$—	$(469)	$—	$(469)
Total liabilities at fair value	$—	$(469)	$—	$(469)
Our financial assets and liabilities that are measured at fair value on a recurring basis comprised the following as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Money market funds	$15,275	$—	$—	$15,275
Certificates of deposit	—	3,555	—	3,555
Stock	170	—	—	170
Derivative instruments – assets	—	985	—	985
Total assets at fair value	$15,445	$4,540	$—	$19,985

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Derivative instruments – liabilities	$—	$(1,801)	$—	$(1,801)
Total liabilities at fair value	$—	$(1,801)	$—	$(1,801)
We had no transfers between Level 1 and Level 2 assets and liabilities in the three and nine months ended September 30, 2012 and October 2, 2011.
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and payroll and related expenses at September 30, 2012 and December 31, 2011, approximate their carrying values due to their short-term nature. The fair value of long-term debt at September 30, 2012 approximates its carrying value.

Note 4. Derivative Instruments
Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to economically hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated primarily in Euros or British Pounds, customer receivables of our foreign subsidiaries denominated primarily in U.S. Dollars and Euros and intercompany loans denominated in Euros, Swedish Krona, Norwegian Kroner, Danish Krone and Canadian Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $124.0 million as of September 30, 2012. Principal currencies we economically hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar, Swedish Krona, Norwegian Kroner and Danish Krone. These contracts do not contain any credit-risk-related contingent features.
We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 3, Fair Value Measurements, for information on the fair value of these contracts.
The net gain resulting from these contracts recorded in selling, general and administrative expense was approximately $1.7 million and $0.2 million for the three and nine months ended September 30, 2012, and $4.0 million and $5.3 million for the three and nine months ended October 2, 2011, respectively. We recorded a net asset related to these contracts of $1.7 million in other current assets as of September 30, 2012, and we recorded a net liability of $0.8 million in accounts payable and accrued expenses as of December 31, 2011.
Note 5. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable, gross	$127,123	$146,682
Less:
Allowance for sales returns	3,523	4,423
Allowance for doubtful accounts	3,099	2,522
Accounts receivable, net	$120,501	$139,737
Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales. Price exceptions globally are recorded directly to the customers’ accounts instead of an allowance to gross receivables.
One customer accounted for 27% and 19% of our accounts receivable as of September 30, 2012 and December 31, 2011, respectively.

Note 6. Inventories

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$35,150	$30,485
Service parts	13,787	13,412
Work in process	989	316
Finished goods	53,888	59,409
Inventories	$103,814	$103,622
In addition to the inventories described above, we have service parts inventories totaling $4.2 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively, which are included in our condensed consolidated balance sheets in Other assets, net.
Note 7. Intangibles
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$19,371	$20,829	7 years
In-process research and development	1,900	207	1,693	8 years
Customer relationships	17,600	2,611	14,989	9 years
Trademarks	5,200	627	4,573	10 years
Lease agreements	2,600	574	2,026	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	23,390	44,110
Other intangibles	14,432	10,519	3,913	5 years
Total	$81,932	$33,909	$48,023
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$9,416	$30,784	7 years
In-process research and development	1,900	—	1,900	8 years
Customer relationships	17,600	623	16,977	9 years
Trademarks	5,200	303	4,897	10 years
Lease agreements	2,600	245	2,355	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	10,587	56,913
Other intangibles	14,459	9,376	5,083	5 years
Total	$81,959	$19,963	$61,996
Total amortization expense on intangibles for the three and nine months ended September 30, 2012 was $4.7 million and $14.1 million, respectively, and $3.3 million and $7.6 million for the three and nine months ended October 2, 2011, respectively. Estimated future amortization expense for intangible assets for the next five years is as follows (in thousands):

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Year	Amount
Remainder of 2012	$5,634
2013	12,352
2014	11,036
2015	8,265
2016	4,924

Note 8. Provision for Income Taxes
In the third quarter, we recorded a tax provision of $1.1 million on foreign earnings and no tax benefit for earnings in the United States, Singapore and Japan due to losses in those jurisdictions.
Currently, we record valuation allowances in the following jurisdictions: United States, Singapore and Japan. Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. Key factors we considered include our results for the quarter ended April 1, 2012; we recorded a pre-tax loss and significantly underperformed relative to our forecast. We also revised our forecast downward in the first quarter of 2012 for our U.S. and global operations for the remainder of 2012. We concluded that it was more likely than not that the value of such assets would not be realized, and we recorded a valuation allowance for our U.S. entities representing the full balance of these assets. The tax provision for the nine months ended September 30, 2012 included a net $206.9 million non-cash charge made in the first quarter of 2012 to record a valuation allowance against our U.S. deferred tax assets.
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

Note 9. Earnings (Loss) Per Share
Basic earnings (loss) per share are calculated using the weighted average number of common shares issued and outstanding for the applicable period. Diluted earnings (loss) per share is computed using basic weighted average shares issued and outstanding plus the dilutive effect of nonvested restricted stock and outstanding stock options using the “treasury stock” method.

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net earnings (loss)	$7,203	$704	$(272,409)	$(9,170)

Weighted-average common shares outstanding - basic	60,451	59,796	60,243	59,959
Dilutive effect of nonvested restricted shares and stock options	128	101	—	—
Weighted-average shares outstanding - diluted	60,579	59,897	60,243	59,959

Basic earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)
Diluted earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)
Our calculation of diluted earnings (loss) per share excludes approximately 3,441,000 and 3,439,000 stock options for the three and nine months ended September 30, 2012; and approximately 4,115,000 and 4,086,000 shares for the three and nine months

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ended October 2, 2011, because their inclusion would have been anti-dilutive. The stock options excluded for the three-month periods ended September 30, 2012 and October 2, 2011 had exercise prices that exceeded the average market price of our stock during the respective periods. All outstanding stock options, regardless of exercise price, were excluded for the nine-month periods ended September 30, 2012 and October 2, 2011, due to the net loss recorded for each such period. In periods where net earnings are reported, these options may become dilutive if the average market price of our common stock exceeds the exercise price of the outstanding options.

Note 10. Stock-Based Compensation
A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”), Performance Stock Units (“PSU”), and Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2012 and October 2, 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$63	$63	$189	$189
Selling, general and administrative	1,582	2,747	4,581	6,976
Total	$1,645	$2,810	$4,770	$7,165
For the three and nine months ended September 30, 2012, we granted to employees 20,000 and 606,855 options, respectively, with a weighted-average grant-date fair value of $2.78 and $2.73 per option, respectively, which will vest annually in equal quantities over three years from the date of grant.
Stock compensation expense for the nine months ended September 30, 2012 was reduced by $1.9 million primarily due to forfeitures related to the departure of our former Chief Executive Officer ("CEO").

Note 11. Segment Reporting
We have three reportable segments: Intermec-branded products, Intermec-branded services, and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Intermec Global Solutions (“IGS”). Voice solutions contains the Supply Chain (“VSC”) and Healthcare (“VHS”) reporting units.
We have two measures of segment performance: revenue and gross profit. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs, and expenses are aggregated and reported on a consolidated basis. Our CEO, who is our chief operating decision maker, evaluates revenue performance of product lines, both domestically and internationally. However, operating, strategic, and resource allocation decisions are based primarily on the overall performance of our operating segments. It is not practicable to segregate total assets by segment. Our operating segments have distinct products and services, and therefore intersegment revenues are minimal.
In the third quarter of 2012, we recorded an additional goodwill impairment charge of $0.5 million, as a result of finalizing our first quarter 2012 Step 2 impairment test for our VSC reporting unit, which is included in our Voice Solutions operating segment. Also during the third quarter of 2012, we adjusted our previously estimated impairment charge of $0.8 million taken in the second quarter of 2012 for our VHS reporting unit, which is included in our Voice solutions operating segment, by $0.7 million as a result of finalizing our Step 2 impairment test.
For the nine months ended September 30, 2012, total goodwill impairment charges were $41.2 million and $0.1 million for our VSC and VHS reporting units, respectively, which are included in our Voice solutions operating segment. There were no such impairments recorded in the nine months ended October 2, 2011. See Note 16, Goodwill and Other Long-lived Assets for further discussion of our goodwill impairments.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Products and Services
Our three operating segments provide our customers with the following products and services:

Intermec-branded products	Design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees.

Intermec-branded services	Managed services, customer support, product maintenance and professional services related to products, and systems integration.

Voice solutions	Voice data, collection terminals, and professional services related to these products.
Revenues and gross profit by operating segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
Intermec-branded products	$130,033	$145,818	$382,983	$433,001
Intermec-branded services	33,638	35,203	103,335	107,365
Voice solutions	29,150	30,784	87,132	71,040
Total	$192,821	$211,805	573,450	$611,406
Gross profit:
Intermec-branded products	$50,192	$59,896	$134,354	$172,364
Intermec-branded services	12,504	10,544	40,521	36,357
Voice solutions	17,288	17,415	50,231	38,745
Total	$79,984	$87,855	$225,106	$247,466
Revenues by product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Intermec branded:
Systems and solutions	$92,641	$102,139	$271,371	$301,183
Printer and media	37,392	43,679	111,612	131,818
Service	33,638	35,203	103,335	107,365
Voice solutions	29,150	30,784	87,132	71,040
Total	$192,821	$211,805	$573,450	$611,406

Revenues by region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

North America	$104,008	$107,073	$296,843	$292,608
Europe, Middle East and Africa (EMEA)	50,184	64,710	160,689	200,635
Latin America and Mexico (LATAM)	27,365	23,648	73,864	69,994
Asia Pacific (ASIAPAC)	11,264	16,374	42,054	48,169
	$192,821	$211,805	$573,450	$611,406

One customer represented 23% and 20% of total Company revenues for the three and nine months ended September 30, 2012, and one customer represented 21% and 22% of total Company revenues for the three and nine months ended October 2, 2011. Revenues from this customer are reported within each of our segments.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12. Product Warranties
The following table summarizes our warranty liability activity included in current liabilities, for the nine-month period ended September 30, 2012 and the year ended December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Beginning balance	$4,853	$2,555
Vocollect addition at acquisition	—	948
Payments or parts usage	(4,404)	(5,867)
Additional provision	4,511	7,217
Ending balance	$4,960	$4,853

Note 13. Commitments and Contingencies
Guarantees and Indemnifications
We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of September 30, 2012 or December 31, 2011. We have not made any significant indemnification payments as a result of these clauses.
In the three and nine months ended September 30, 2012, we recorded $0.1 and $2.0 million, respectively, in engineering fees related to take-or-pay purchase commitment agreements. We expect to make these payments during 2012 and 2013.

Commitments
During the third quarter of 2012, we shipped products with a total selling price of $9.4 million to a third-party financing company who entered into a three-year operating lease with an end-user customer. We received an up-front payment of $3.9 million and expect to collect the remaining purchase price over the next two years. The collection of these payments over the next two years is contingent on the end user's ability to make payments to the third-party financing company. Due to the substantial risks of ownership retained in the assets, we have recorded the transaction as a financing transaction and have recognized a financing lease obligation related to the up-front payment. We will recognize operating lease revenue ratably over the three year lease term. When we no longer retain substantial risks of ownership, we will recognize the remaining payments and profit into income, and will fully depreciate the net book value of the assets sold, which we expect to occur in August 2014. The financing element of the transaction is recorded as interest expense.
At September 30, 2012, the carrying amount of the assets totaled $6.0 million and is recorded within Property, plant and equipment, net on the Condensed Consolidated Balance Sheets. The assets will be depreciated using the straight-line method over the useful lives.

Legal Matters
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
One of our pending lawsuits involves the defense of our patents; the external legal costs incurred in this matter are capitalized. We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of September 30, 2012 and December 31, 2011, $7.5 million and $7.4 million of legal patent costs have been capitalized, respectively. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:6-cv-51, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”). The capitalized legal patent costs are recorded in other assets on our condensed consolidated balance sheets.

Note 14. Pension and Other Postretirement Benefits Liabilities
The components of net pension and postretirement periodic benefit cost (income) for the three and nine months ended September 30, 2012 and October 2, 2011, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30, 2012, and October 2, 2011:
Interest cost	$2,983	$3,029	$486	$529	$34	$40
Expected return on plan assets	(2,592)	(2,689)	(523)	(517)	—	—
Amortization and deferrals:
Transition asset	—	—	(33)	(33)	—	—
Actuarial loss	888	563	161	163	—	—
Prior service cost	—	—	—	—	(41)	(40)
Net pension and postretirement periodic benefit cost (income)	$1,279	$903	$91	$142	$(7)	$—

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30, 2012, and October 2, 2011:
Interest cost	$8,948	$9,088	$1,480	$1,585	$102	$120
Expected return on plan assets	(7,775)	(8,066)	(1,592)	(1,552)	—	—
Amortization and deferrals:
Transition asset	—	—	(101)	(100)	—	—
Actuarial loss	2,664	1,689	489	490	—	—
Prior service cost	—	—	—	—	(124)	(120)
Net pension and postretirement periodic benefit cost (income)	$3,837	$2,711	$276	$423	$(22)	$—
Our pension and other postretirement benefit plan contributions for the three and nine months ended September 30, 2012, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
U.S. defined benefit postretirement benefit plans	$5,726	$8,843
Matching contributions to 401(k) plan	839	3,161
Foreign pension plans	815	2,585
Total	$7,380	$14,589
Benefits paid pertaining to our other postretirement benefit plans were not material for the three and nine months ended September 30, 2012.
We expect to contribute an additional $2.8 million to these plans during the remainder of 2012, including $1.0 million of benefit

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

payments for our unfunded U.S. defined benefit plans, $0.9 million in matching contributions to our 401(k) plan, and $0.9 million in contributions to our foreign pension plans. We do not expect to make any additional contributions to our funded U.S. pension plan during the remainder of 2012.
Note 15. Acquisitions
On March 3, 2011, we completed our acquisition of Vocollect Inc. by acquiring all of the outstanding shares of capital stock of Vocollect and all in-the-money options to purchase shares of common stock of Vocollect for an aggregate purchase price of approximately $197 million in cash, net of cash acquired. Vocollect provides voice-centric solutions for mobile workers in distribution, warehouse, and healthcare environments worldwide through design, manufacture, and sale of voice data collection terminals and related software. This acquisition is part of our strategy to expand our warehouse and mobility solutions.

We have included the financial results of Vocollect in our condensed consolidated financial statements from the date of acquisition. Vocollect acquisition and related costs of approximately $0.3 million and $5.1 million were recorded as an expense for the three and nine months ended October 2, 2011, respectively, and are included in the total acquisition costs of $0.6 million and $5.8 million in our condensed consolidated statement of operations for the three and nine months ended October 2, 2011. Acquisition related costs include direct integration costs, transaction fees, and professional services.
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
Goodwill recognized was attributable primarily to the expected synergies and the assembled workforce of Vocollect and is not deductible for income tax purposes. Goodwill associated with the Vocollect acquisition was allocated to the Voice solutions reportable segment.

The following table presents the total revenue and net income (loss) for Vocollect, including amortization of intangibles and other purchase accounting charges resulting from the acquisition of Vocollect for the three and nine months ended October 2, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	October 2, 2011	October 2, 2011
Total revenues	$30,784	$71,040
Net income (loss)	129	(6,020)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16. Goodwill and Other Long-Lived Assets
Goodwill
We assign goodwill to our reporting units based on the expected benefit from the growth and synergies arising from each acquisition. We have three reportable segments: Intermec-branded products, Intermec-branded services, and Voice solutions.

Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and IGS. Voice solutions contains the VSC and VHS reporting units.
The following table represents changes in goodwill (in thousands):

Reportable Segment	Reporting Unit	Goodwill Balance at December 31, 2011	Goodwill impairment	Goodwill Balance at September 30, 2012
Intermec-branded services:	Intermec Global Solutions	$3,348	$—	$3,348
Voice solutions:	Supply chain	130,682	(41,174)	89,508
	Healthcare	9,480	(140)	9,340
	Total:	$143,510	$(41,314)	$102,196

Goodwill impairment analysis
The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or earlier when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is November 30. In assessing the existence of impairment, our considerations include the impact of significant adverse changes in market and economic conditions; the results of our operational performance and strategic plans; unanticipated changes in competition; market share; and the potential for the sale or disposal of all or a significant portion of our business or a reporting unit.
Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its fair value. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. To calculate the fair values we use the discounted cash flow method and market approach for Step 1. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as expected future orders, our tax rate, useful lives, and expectations of competitive and economic environments. We estimate our cash flows over a significant future period of time, which can make those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. We also identify similar publicly-traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.
Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC); and

•	Our estimated long-term growth

•	Market multiples
Determining the fair value of goodwill for the VSC and VHS reporting units for Step 2 was judgmental in nature and involved the use of significant estimates and assumptions to calculate a hypothetical fair value of the assets and liabilities within the reporting units. Our analysis utilized the income approach to calculate the implied fair value of goodwill of the VSC and VHS reporting units. The key inputs we used in the income approach included our forecast of revenue and expenses, a migration curve of developed and in-process technology, tax rate, discount rates, customer retention rates, useful lives, and contributory charge rates.

Q1 2012 goodwill impairment analysis
During the first quarter of 2012, two events occurred that triggered an analysis of the carrying value of goodwill and resulted in an estimated write down of goodwill of $14.9 million. Specifically, operating income was less than our forecast, primarily due to

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

a $19.0 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not the fair value of the Company’s goodwill was less than its book value. We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS, and VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of the VSC reporting unit exceeded its fair value by $14.9 million and recognized an estimated impairment charge in the first quarter of 2012. During the second quarter of 2012, we substantially completed our Step 2 impairment test and recorded an additional goodwill impairment charge of $25.8 million. We completed our Step 2 impairment test during the third quarter of 2012, and recorded an additional goodwill impairment charge of $0.5 million, resulting in a final impairment charge of $41.2 million associated with our VSC reporting unit for the nine months ended September 30, 2012.

Q2 2012 goodwill impairment analysis
During the second quarter of 2012, the composition of key senior management changed at the reporting units, and we also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace, including macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were updated that resulted in changes in the forecasted amount and timing of future receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, resulting in reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred that required us to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.
We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS,VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of our VHS reporting unit exceeded its fair value, so we then performed a Step 2 analysis. Based on our preliminary Step 2 analysis we recorded an estimated goodwill impairment of $0.8 million associated with our VHS reporting unit in the second quarter of 2012. This impairment was primarily the result of a reduction in our long-term business forecast specifically related to expected government spending in the skilled nursing area, the likely impact on capital investments in that market, and the timing of the launch of new products for our Healthcare reporting unit. During the third quarter of 2012 we finalized our Step 2 analysis, which resulted in an adjustment to the impairment charge recorded in the second quarter of 2012 of $0.7 million, resulting in a final impairment charge of $0.1 million associated with our VHS reporting unit for the nine months ended September 30, 2012.

Q3 2012 goodwill impairment analysis
During the three months ended September 30, 2012, we missed our revenue and operating income forecast in our VSC reporting unit, due to significant economic pressures as well as slower revenue growth in North America. In addition, our VSC reporting unit experienced changes in key management personnel in our North American region and we decreased our forecast.
As a result of the changes and evaluations, key operational and investment decisions were made that resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecast of revenue was revised, which resulted in a significant decrease in the forecast of our VSC reporting unit. We performed a Step 1 goodwill impairment test as of September 30, 2012, which determined that the fair value of the VSC reporting unit exceeded its carrying value and, as a result, there was no goodwill impairment as of September 30, 2012.
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated the long-lived assets of our reporting units with goodwill for impairment for the quarters ended April 1, 2012 and July 1, 2012, and evaluated the long-lived assets of our VSC reporting unit for the quarter ended September 30, 2012. We determined that the carrying amount of the long-lived assets of our reporting units with goodwill did not exceed their estimated undiscounted future cash flows, and thus our total long-lived assets were not impaired as of April 1, 2012 and July 1, 2012, and our long-lived assets of our VSC reporting unit was not impaired as of September 30, 2012.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17. Restructuring
On June 12, 2012, after revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan to better align our cost structure with our current and anticipated needs by lowering costs primarily in North America and Europe. These reductions were primarily intended to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing. Under this restructuring plan we expected to reduce our workforce, primarily in the United States and Europe, by approximately 160 employees, representing approximately 7% of our total global workforce. As of September 30, 2012, we have reduced the workforce by 133 employees as part of the restructuring. We anticipate that the final reduction of the workforce, once completed, will be approximately 150 employees.

The total restructuring costs for this plan were expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. In the third quarter we did not incur any additional charges, and we reversed $1.1 million of these charges taken in the second quarter, due to lower negotiated severance payouts, as well as ultimately retaining certain employees who were initially part of the workforce reduction plan. Therefore, the net expense related only to the June 2012 Plan is $4.8 million. The net restructuring expense of $4.5 million reflected in our financial statements for the nine months ended September 30, 2012 also includes a small reversal of $0.3 million made in the second quarter related to the May 2011 restructuring plan.
As of September 30, 2012, we have recorded all of the charges related to the restructuring plan. The costs have been recorded in our condensed consolidated statement of operations in restructuring charges. We expect that the remaining severance-related payments will be cash expenditures.
A reconciliation of accrued restructuring charges as of September 30, 2012 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2011	$1.0	$1.2	$2.2
Restructuring charges for 2012 plan	4.8	—	4.8
Utilization of restructuring plans	(4.9)	(0.3)	(5.2)
Reversal of prior-year restructuring charges	(0.3)	—	(0.3)
Balance at September 30, 2012	$0.6	$0.9	$1.5

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18. Accumulated Other Comprehensive Loss
Other comprehensive income is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Before-tax amount
Foreign currency translation adjustments	$2,966	$(11,583)	$931	$(3,998)
Unrealized gain (loss) on investments	35	(5)	46	(16)
Amortization of benefit plan costs	(2,119)	563	(6,356)	1,746
Total other comprehensive income (loss), before tax	882	(11,025)	(5,379)	(2,268)

Tax (provision) benefit
Foreign currency translation adjustments	—	—	—	—
Unrealized gain (loss) on investments	(11)	2	(14)	6
Amortization of benefit plan costs	—	(253)	—	(623)
Total other comprehensive loss, tax (provision) benefit	(11)	(251)	(14)	(617)

Net-of-tax amount
Foreign currency translation adjustments	2,966	(11,583)	931	(3,998)
Unrealized gain (loss) on investments	24	(3)	32	(10)
Amortization of benefit plan costs	(2,119)	310	(6,356)	1,123
Total other comprehensive income (loss), net of tax	$871	$(11,276)	$(5,393)	$(2,885)

At September 30, 2012 and December 31, 2011, accumulated other comprehensive loss comprised the following (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(3,615)	$(4,546)
Unrealized gain (loss) on investments	(276)	(308)
Unamortized benefit plan costs	(80,979)	(74,623)
Accumulated other comprehensive loss	$(84,870)	$(79,477)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR
Statements made in this filing and related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. The forward-looking statements contained herein include, without limitation, statements regarding: our view of general economic and market conditions; our revenue, expenses, earnings or financial outlook for the current period or any other period; our impairment analysis for goodwill and long-lived assets, our compliance with covenants under our secured credit facility; our deferred tax valuation allowances, the applicability and results of accounting policies and analyses used in our financial reporting, the necessity to update information in our periodic or other required reports; our cost reduction plans; and our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, or to continue operational improvement and year-over-year or sequential growth. They also include, without limitation, statements about future financial and operating results of our Company after the acquisition of other businesses and the benefits of such acquisitions. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements, but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.
Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These risk factors include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which are available, among other places, on our website at www.intermec.com.
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
Total revenue declined on a year-over-year basis predominantly from the segments of our business that are most comparable to our business as it existed prior to the acquisitions in March 2011. This decline was more pronounced in our Intermec-branded products segment, predominately in Europe, Middle East and Africa (“EMEA”) and to a lesser extent in the Asia Pacific (“ASIAPAC”) geographic regions. We believe that our revenue decline reflects a decrease in enterprise spending globally and competitive pressure, particularly in Europe. We believe that many of our end customers completed projects in 2011 that had previously been started, but have taken a more cautious approach in 2012. These declines were partially offset by businesses that we acquired last year, specifically, the inclusion of a full nine months of results from the Vocollect acquisition, compared to the inclusion of approximately seven months of results in the first nine months of 2011 following the acquisition date of March 3, 2011, and the inclusion of a full nine months of Enterprise Mobile results, compared to approximately seven months of results included in the first nine months of the prior year following the acquisition date of March 15, 2011.
For the three months ended September 30, 2012, worldwide revenues decreased 9% over the prior-year quarter. International revenues declined 15% over the prior-year quarter primarily due to lower sales in EMEA and ASIAPAC, and unfavorable foreign

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

currency exchange rates, partially offset by sales growth in LATAM. Revenues in North America decreased 3% due primarily to declines in Intermec-branded product sales. Within our Intermec-branded product categories, Systems and solutions revenues declined 9%, and Printer and media revenue declined 14%. with smaller decline in both our Intermec-branded services and our Voice solutions businesses.
For the nine months ended September 30, 2012, worldwide revenues decreased 6% over the prior-year quarter and decreased 11% when revenue from businesses acquired during the first quarter of 2011 are excluded. International revenues declined 13% over the nine months ended October 2, 2011 reflecting decreases in volume primarily in EMEA and the negative impact of foreign currency exchange rates, partially offset by the benefit of acquired revenues in those geographies. Revenues in North America increased due to the positive effects of revenue from Vocollect and Enterprise Mobile, partially offset by declines in Intermec-branded product sales. Within our Intermec-branded product categories, Systems and solutions revenues declined 10%, and Printer and media revenue declined 15%. Intermec-branded service revenue decreased 4% as compared with the prior-year period, largely due to the related lower product sales, and was down 7% when revenues from acquired businesses are excluded.
Total gross margin for the three months ended September 30, 2012 was 41.5%, flat compared to 41.5% in the prior-year quarter. Gross margin was favorably impacted by reductions in charges for excess and obsolete inventory, offset by decreases in standard margin driven by foreign currency exchange, macroeconomic and competitive pressures in EMEA.
Total gross margin for the nine months ended September 30, 2012 was 39.3%, as compared to 40.5% in the prior year quarter, reflecting negative foreign currency exchange impacts and reduced sales, partially offset by higher margins on our Voice-solutions segment, which included a full nine months of results, and a full nine months of results for Enterprise Mobile, which was included in the Intermec-branded services segment. Additionally, in the first nine months of 2012 we had $2.0 million in charges for engineering fees related to take-or-pay purchase commitment agreements and a $0.9 million charge for royalties based on the outcome of a software vendor audit.
Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results. Overall, as compared to the first nine months of 2011, currency exchange rates negatively affected revenues by $5.4 million and $16.6 million in the three and nine months ended September 30, 2012, respectively. Our consolidated revenues and operating expenses are subject to the fluctuations of foreign exchange rates; however, our cost of revenue is primarily denominated in U.S. dollars, and therefore, is less affected by changes in foreign exchange rates. If the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues, costs of revenues and operating expenses will be higher than if currencies had remained constant. A weaker U.S. dollar typically results in improved gross margin yields as the increase in revenue would normally exceed the corresponding increase in costs. If the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues, operating expenses and to a certain extent cost of revenues will be lower than if currencies had remained constant. A stronger U.S. dollar typically results in diminished gross margin yields as the decreased revenue would normally outpace the corresponding reduction in costs. We believe it is important to evaluate our growth rates before and after the effect of foreign currency changes.
On June 12, 2012, after revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan to better align our cost structure with our current and anticipated needs by lowering costs primarily in North America and Europe. These reductions were primarily intended to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing. Under this restructuring plan, we expected to reduce our workforce, primarily in the United States and Europe, by approximately 160 employees, representing approximately 7% of our total global work force. As of September 30, 2012, we have reduced the workforce by 133 employees in connection with this restructuring plan. We anticipate that the final reduction of the workforce, once completed, will be approximately 150 employees.
The total restructuring costs for this plan were expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. In the third quarter we did not incur any additional charges, and we reversed $1.1 million of these charges taken in the second quarter, due to lower negotiated severance payouts, as well as ultimately retaining certain employees who were initially part of the workforce reduction plan. Therefore, the net expense related only to the June 2012 restructuring plan is $4.8 million. The net restructuring expense of $4.5 million reflected in our financial statements for the nine months ended September 30, 2012 also includes a small reversal of $0.3 million made in the second quarter related to the May 2011 restructuring plan.
As of September 30, 2012, we have recorded all of the charges related to the restructuring plan. The costs have been recorded in our condensed consolidated statement of operations in restructuring charges. We expect that the remaining severance-related payments will be cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following compares our results of operations and percentages of revenues for the three and nine months ended September 30, 2012 and October 2, 2011 (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	Amounts	Amounts	Amounts	Amounts
Revenues	$192.8	$211.8	$573.5	$611.4
Costs and expenses:
Cost of revenues	112.8	124.0	348.4	363.9
Research and development	20.3	22.0	60.7	62.7
Selling, general and administrative	54.5	63.6	181.9	183.9
Impairment of goodwill	(0.2)	—	41.3	—
Gain on sale of assets	(2.5)	—	(5.2)	—
Acquisition costs	—	0.6	—	5.8
Restructuring charges	(1.1)	0.6	4.5	5.8
Total costs and expenses	183.8	210.8	631.6	622.1
Operating profit (loss)	9.0	1.0	(58.1)	(10.7)
Interest expense, net	(0.6)	(0.4)	(2.0)	(1.4)
Earnings (loss) before income taxes	8.4	0.6	(60.1)	(12.1)
Income tax expense (benefit)	1.2	(0.1)	212.2	(2.9)
Net earnings (loss)	$7.2	$0.7	$(272.3)	$(9.2)
Basic earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)
Diluted earnings (loss) per share	$0.12	$0.01	$(4.52)	$(0.15)

	Percent of Revenues	Percent of Revenues	Percent of Revenues	Percent of Revenues
Costs and expenses:
Cost of revenues	58.5%	58.5%	60.7%	59.5%
Research and development	10.5	10.4	10.6	10.3
Selling, general and administrative	28.3	30.0	31.7	30.1
Impairment of goodwill	(0.1)	—	7.2	—
Gain on sale of assets	(1.3)	—	(0.9)	—
Acquisition costs	—	0.3	—	0.9
Restructuring charges	(0.6)	0.3	0.8	0.9
Total costs and expenses	95.3	99.5	110.1	101.8
Operating profit (loss)	4.7	0.5	(10.1)	(1.8)
Interest expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Earnings (loss) before income taxes	4.4	0.3	(10.5)	(2.0)
Income tax expense (benefit)	0.6	—	37.0	(0.5)
Net earnings (loss)	3.7%	0.3%	(47.5)%	(1.5)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues (in millions)
Revenues by category and geographic region and as a percentage of total revenues for the three months ended September 30, 2012, and October 2, 2011, as well as revenue changes for the same three-month periods, were as follows (in millions):

	Three Months Ended
	September 30, 2012	Percent of Revenues	October 2, 2011	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded:
Systems and solutions	$92.6	48.1%	$102.1	48.2%	$(9.5)	(9.3)%
Printer and media	37.4	19.4	43.7	20.6	(6.3)	(14.4)
Services	33.6	17.4	35.2	16.6	(1.6)	(4.5)
Voice solutions	29.2	15.1	30.8	14.6	(1.6)	(5.2)
Total revenues	$192.8	100.0%	$211.8	100.0%	$(19.0)	(9.0)%

	Three Months Ended
	September 30, 2012	Percent of Revenues	October 2, 2011	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$104.0	53.9%	$107.1	50.6%	$(3.1)	(2.9)%
Europe, Middle East and Africa (EMEA)	50.2	26.0	64.7	30.6	(14.5)	(22.4)
Latin America and Mexico (LATAM)	27.3	14.2	23.6	11.1	3.7	15.7
Asia Pacific (ASIAPAC)	11.3	5.9	16.4	7.7	(5.1)	(31.1)
Total revenues	$192.8	100.0%	$211.8	100.0%	$(19.0)	(9.0)%
Revenue for the three months ended September 30, 2012, decreased $19.0 million, or 9.0%, compared to the prior-year period. This decrease is substantially due to declines in sales in our Systems and solutions and Printer and media segments in our EMEA and ASIAPAC regions primarily due to economic uncertainty, increased competitive pressure and a $5.4 million unfavorable change in foreign currencies as compared to the prior-year currency rates across all regions. The majority of the unfavorable change in foreign currencies is due to primarily to the currency rates of the Euro.
Within the Intermec-branded product segment, Systems and solutions and Printer and media revenue for the three months ended September 30, 2012 decreased $15.8 million from the prior year comparable period primarily due to declines in sales in EMEA, which reflect economic uncertainty in the region, competitive pressure, and to a lesser extent, a decline in sales of our Printer and media product line in North America.
Intermec-branded service revenues of $33.6 million for the quarter ended September 30, 2012, declined by $1.6 million compared to the corresponding prior-year period. This decline is primarily attributable to reduced product sales that drive service revenues and a lower average price per unit under contract due to mix of lower-priced product sales and competitive pricing.
Voice solutions revenue of $29.2 million for the three months ended September 30, 2012 decreased $1.6 million, or 5.2%, compared to the corresponding prior-year period. Sales were lower than expected primarily due to delays in closing business as a result of turnover in our Voice solutions sales team in North America.
Revenues varied across the geographic regions for the quarter ended September 30, 2012 as follows:

•	North America revenues decreased $3.1 million, or 2.9%. The decrease in North America revenues was attributable primarily to a decline in Intermec-branded printer and media sales.

•
EMEA revenues decreased $14.5 million, or 22.4%, over the corresponding prior-year period. The decrease in EMEA revenues was mainly attributable to lower sales in our Intermec-branded product revenues driven by a slowing of large deals compared to the prior-year period, competitive pressure and economic conditions in that region. Foreign currency conversion rates unfavorably impacted EMEA revenue by $3.2 million, or 4.9%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
LATAM revenues grew $3.7 million, or 15.7%, from the prior-year quarter primarily due to increases in Northern LATAM, including Mexico, as a result of the timing of completing certain larger deals after the third quarter of 2011; and to a lesser degree, steady growth in Southern LATAM, including Brazil.

•	ASIAPAC revenues decreased $5.1 million, or 31.1%, primarily due to economic slowdown in China and other southeast Asian economies.
Across all regions the combined impact of foreign currency rates as compared to the foreign currency rates in the prior-year period was $5.4 million, or 2.5%, unfavorable to revenue.
Revenues by category and geographic region and as a percentage of total revenues for the nine months ended September 30, 2012 and October 2, 2011, as well as revenue changes for the same nine-month periods, were as follows (in millions):

	Nine Months Ended
	September 30, 2012	Percent of Revenues	October 2, 2011	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded:
Systems and solutions	$271.4	47.3%	$301.2	49.3%	$(29.8)	(9.9)%
Printer and media	111.6	19.5	131.8	21.6	(20.2)	(15.3)
Services	103.4	18.0	107.4	17.5	(4.0)	(3.7)
Voice solutions	87.1	15.2	71.0	11.6	16.1	22.7
Total revenues	$573.5	100.0%	$611.4	100.0%	$(37.9)	(6.2)%

	Nine Months Ended
	September 30, 2012	Percent of Revenues	October 2, 2011	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$296.8	51.8%	$292.6	47.9%	$4.2	1.4%
Europe, Middle East and Africa (EMEA)	160.7	28.0	200.6	32.8	(39.9)	(19.9)
Latin America and Mexico (LATAM)	73.9	12.9	70.0	11.4	3.9	5.6
Asia Pacific (ASIAPAC)	42.1	7.3	48.2	7.9	(6.1)	(12.7)
Total revenues	$573.5	100.0%	$611.4	100.0%	$(37.9)	(6.2)%

Revenue for the nine months ended September 30, 2012, decreased $37.9 million, or 6.2%. This decrease includes a partial offsetting increase of $19.5 million attributable to the inclusion of a full nine months of the operations of Vocollect and Enterprise Mobile in 2012, as compared to the inclusion of approximately seven months in the prior year period based on the timing of the acquisitions in 2011. A discussion of total revenues by category and geographic region follows.
Within the Intermec-branded product segment, Systems and solutions and Printer and media revenue for the nine months ended September 30, 2012 decreased $50.0 million from the prior-year comparable period primarily due to the declines in sales in EMEA, which we believe reflects a slowing of large deals, competitive pressures and significant uncertainty in the economy, and, to a lesser extent, a decline in sales of our Printer and media product line in North America.
Intermec-branded service revenues of $103.4 million declined by $4.0 million for the nine months ended September 30, 2012 compared to the corresponding prior-year period. For the nine months ended September 30, 2012 Intermec-branded service revenues include $10.1 million from Enterprise Mobile, acquired in March of 2011, compared to $6.7 million for the first nine months of 2011. The decline is primarily attributable to reduced product sales and a lower average price per unit under contract due to mix of lower-priced product sales and competitive pricing.
Voice solutions revenue of $87.1 million for the nine months ended September 30, 2012, increased $16.1 million, or 22.7%, compared to the corresponding prior-year period, due to the inclusion of a full nine months results from the Vocollect acquisition,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the inclusion of the results from acquisition date, March 3, 2011, in the first nine months of 2011.
Revenues varied across the geographic regions for the nine months ended September 30, 2012 as compared with the same period in the prior year, as follows:

•
North America revenues increased $4.2 million or 1.4%. This was primarily attributable to a $15.4 million increase from our entities acquired in March 2011, which more than offsets declines in North America attributable to lower Intermec-branded printer and media sales.

•
EMEA revenues decreased $39.9 million, or 19.9%, over the corresponding prior-year period. The decrease in EMEA revenues was mainly attributable to lower sales of our Intermec-branded products driven by a slowing of large deals compared to the prior-year period, competitive pressures and economic conditions in that region. Foreign currency conversion rates unfavorably impacted EMEA revenue by $3.2 million, or 4.9%. These decreases in EMEA were partially offset by a $4.3 million increase in Vocollect's revenues in EMEA.

•
LATAM revenues increased $3.9 million from the prior-year period primarily due to growth in the channel and strong sales to direct customers. This increase was partially offset by a $0.6 million decrease in Vocollect's revenues in LATAM.

•
ASIAPAC revenues decreased $6.1 million, or 12.7%, primarily due to an economic slowdown in China and other southeast Asian economies. The decrease was partially offset by a $0.4 million increase in Vocollect's revenues in ASIAPAC.

Across all regions the combined impact from foreign currency rates as compared to the prior-year period was $16.6 million, or 2.7%, unfavorable to revenue.
Gross Profit and Gross Margin
Gross profit and gross margin by revenue category for the three and nine months ended September 30, 2012 and October 2, 2011, were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$50.2	38.6%	$59.9	41.1%	$134.4	35.1%	$172.4	39.8%
Intermec-branded service	12.5	37.2%	10.5	30.0%	40.5	39.2%	36.4	33.9%
Voice solutions	17.3	59.3%	17.5	56.6%	50.2	57.6%	38.7	54.5%
Total	$80.0	41.5%	$87.9	41.5%	$225.1	39.3%	$247.5	40.5%
Total gross profit for the three months and nine months ended September 30, 2012, decreased by $7.9 million and $22.4 million, respectively, as compared to the corresponding prior-year period. The decreases in total gross profit were primarily attributable to increased pricing discounts on Intermec-branded products, reduced sales, negative foreign currency exchange impacts and engineering fees related to Intermec-branded products and services. The gross profit decline for the nine months ended September 30, 2012 was partially offset by the inclusion of a full nine months of the Voice solutions segment.
Intermec-branded product gross profit decreased $9.7 million and $38.0 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding prior-year period primarily due to certain pricing discounts, reduced sales and the impact of foreign currency conversion rates.
The increase in Intermec-branded service gross profit of $2.0 million for the three months ended September 30, 2012 was attributable to improved costs across our service depots and repair centers, improved cost at our Enterprise Mobile business and stronger contract attachment of Intermec-branded service contracts. The increase in Intermec-branded service gross profit of $4.1 million for the nine months ended September 30, 2012, from the corresponding prior-year period was attributable to the inclusion of results for a full period from the Enterprise Mobile acquisition and reduced costs, partially offset by reduced sales in our traditional services business, largely in EMEA.
Voice solutions gross profit decreased slightly for the three months ended September 30, 2012 compared with the corresponding prior-year period due to lower sales volume, partially offset by an increase in gross margin due primarily to sales mix and cost

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

containment. The increase in Voice solutions gross profit for the nine months ended September 30, 2012 was attributable to the inclusion of a full nine months of Voice solutions results.
Operating Expenses and Interest Expense (in millions)

	Three Months Ended
	September 30, 2012	October 2, 2011	Change
Research and development expense	$20.3	$22.0	$(1.7)
Selling, general and administrative expense	54.5	63.6	(9.1)
Impairment of goodwill	(0.2)	—	(0.2)
Gain on sale of assets	(2.5)	—	(2.5)
Acquisition costs	—	0.6	(0.6)
Restructuring costs	(1.1)	0.6	(1.7)
Interest expense, net	0.6	0.4	0.2

	Nine Months Ended
	September 30, 2012	October 2, 2011	Change
Research and development expense	$60.7	$62.7	$(2.0)
Selling, general and administrative expense	181.9	183.9	(2.0)
Impairment of goodwill	41.3	—	41.3
Gain on sale of assets	(5.2)	—	(5.2)
Acquisition costs	—	5.8	(5.8)
Restructuring costs	4.5	5.8	(1.3)
Interest expense, net	2.0	1.4	0.6

Research and Development Expenses - The total research and development (“R&D”) expenses were $20.3 million and $60.7 million for the three and nine months ended September 30, 2012, respectively, compared to R&D expenses of $22.0 million and $62.7 million for the corresponding prior-year periods. The decrease for the three months ended September 30, 2012 was primarily due to $1.3 million decrease in costs for labor, contractors and bonuses, and a $0.4 million decrease in program expenditures. The decrease for the nine months ended September 30, 2012 was due to a $2.1 million increase in capitalized R&D expenses, $2.1 million decrease in costs for labor, contractors and bonuses, and a $1.2 million reduction in other program expenditures, partially offset by a $3.4 million increase related to the inclusion of a full nine months of Vocollect financial results compared to seven months in 2011.
Selling, General and Administrative Expenses - Total selling, general and administrative (“SG&A”) expenses were $54.5 million and $181.9 million for the three and nine months ended September 30, 2012, compared to SG&A expenses of $63.6 million and $183.9 million, respectively, for the corresponding prior-year period. The decrease in SG&A expenses for the three and nine months ended September 30, 2012 as compared to the three and nine months ended October 2, 2011, was primarily attributable to decreases in salary expense related to the restructuring plan in June 2012, a decrease in bonus expense, gains from death benefits under company-owned life insurance and lower commissions on reduced sales, partially offset by an increase in bad debt expense. In addition to the above listed items, the decrease in SG&A expenses for the nine months ended September 30, 2012 was also due to decreases in stock compensation forfeitures related primarily to the departure of the former CEO. Decreases were partially offset by the inclusion of a full nine months of expenses related to businesses acquired in March 2011 and severance pay for our former CEO.
Impairment of Goodwill - Impairment of goodwill during the three and nine months ended September 30, 2012 totaled $(0.2) million and $41.3 million, respectively. During the third quarter of 2012, we finalized our goodwill impairment analysis of our VHS reporting unit, which resulted in an adjustment of $0.7 million to the goodwill impairment charge of $0.8 million taken in the second quarter of 2012. In addition, we finalized our goodwill impairment analysis for our VSC reporting unit, which resulted in an additional impairment charge of $0.5 million to the total goodwill impairment charge of $40.7 million taken during the first half of 2012. The impairment charges primarily reflect our business performance versus our prior forecast and the Company’s current and recent lower market capitalization. See Note 16, Goodwill and Other Long-Lived Assets, to the Condensed Consolidated Financial Statements for further discussion. We had no similar expense related to impairment of goodwill or other long-lived assets

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the three and nine months ended October 2, 2011.
Gain on sale of assets - During the quarter ended September 30, 2012, we realized a gain of $2.5 million on the sale of patents, IP and property. For the nine months ended September 30, 2012, we realized a gain of $5.2 million which, in addition to the gains in the current quarter, comprised an additional $1.4 million gain on the sale of certain patents and a $1.2 million gain on the sale of a small, European-based reseller business. There were no similar transactions for the comparable periods in 2011.
Acquisition Costs - The acquisition costs of $0.6 million and $5.8 million for the three and nine months ended October 2, 2011 relate to the acquisitions made in the first quarter of 2011. There were no similar transactions in 2012.
Restructuring Costs. On a year-over-year basis, restructuring costs decreased by $1.7 million and $1.3 million for the three and nine months ended September 30, 2012 and October 2, 2011, respectively. The favorable comparison is due to higher restructuring costs associated with our the restructuring program announced in May 2011 to restructure our non-US service group (the "May 2011 Plan") as compared to our restructuring program announced in June 2012 to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing (the "June 2012 Plan"). Details of these programs follow.
The total restructuring costs for the June 2012 Plan was expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. In the third quarter we did not incur any additional charges, and we reversed $1.1 million of the charges taken in the second quarter, due to lower negotiated severance payouts, as well as ultimately retaining certain employees who were initially part of the workforce reduction plan. Therefore, the net expense related only to the June 2012 Plan is $4.8 million. The net restructuring expense of $4.5 million reflected in our financial statements for the nine months ended September 30, 2012 also includes a small reversal of $0.3 million made in the second quarter related to the May 2011 Plan.
The total pre-tax restructuring costs for the May 2011 Plan were expected to be approximately $5.9 million, including employee termination costs of approximately $5.1 million, and $0.8 million of other transitional costs. We recorded $0.6 million and $5.8 million for the three and nine months ended October 2, 2011, respectively. Substantially all of the severance-related and periodic transitional costs were cash expenditures. A small reduction to the costs related to the May 2011 Plan was recorded in the second quarter of 2012 as noted in the paragraph immediately above.
As of September 30, 2012, we have recorded all of the charges related to both the May 2011 Plan and the June 2012 Plan. The costs have been recorded in our condensed consolidated statement of operations in restructuring charges. We expect that any remaining severance-related payments will be cash expenditures.
Interest, Net - Net interest expense was $0.6 million and $2.0 million for the three and nine months ended September 30, 2012, compared to net interest expense of $0.4 million and $1.4 million for the corresponding prior-year periods. The increase in net interest expense was mainly due to the addition of interest paid on borrowings under our Revolving Credit Facility, which was used to finance a portion of the Vocollect acquisition in March, 2011 and for general business operations.
Income tax (benefit) expense (in millions)

	Three Months Ended			Nine Months Ended
	September 30, 2012	October 2, 2011	Change from prior year	September 30, 2012	October 2, 2011	Change from prior year
Income tax expense (benefit)	$1.2	$(0.1)	$1.3	$212.2	$(2.9)	$215.1

In the third quarter, we recorded a tax provision of $1.1 million on foreign earnings and no tax benefit for earnings in the United States, Singapore and Japan due to losses in those jurisdictions.
Currently, we record valuation allowances in the following jurisdictions: United States, Singapore and Japan. Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. The tax provision for the nine months ended September 30, 2012 included a net $206.9 million non-cash charge made in the first quarter of 2012 to record a valuation allowance against our U.S. deferred tax assets.
A sustained period of profitability in our U.S. operations is required before we could change our judgment regarding the need for

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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flow from operations and borrowings available under our revolving credit facility. Our primary cash needs are capital expenditures, research and development expenditures, debt service payments and funding working capital requirements.
We believe that our cash on hand, cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs, capital expenditure and research and development requirements and debt service payments for at least the next twelve months.
Projected cash flows from operations are largely based on our revenue estimates, cost estimates, and the related timing of cash receipts and cash disbursements. If our actual performance differs from our estimated performance, our cash flows from operations could be negatively impacted. Our cash flows from operations may be negatively affected by a deterioration of global, regional or local political, economic or social conditions, which could affect potential customers in ways that reduce demand for our products and disrupt our manufacturing and sales plans. Similarly, due to the global nature of our operations, a deterioration of political, economic or social conditions in any country or region in which we do business could reduce or eliminate our ability to collect accounts receivable in that country or region.
Our revolving credit facility includes covenants which, if not met, could have an adverse effect on our cash flows. If we failed to satisfy one or more of these covenants, we may need to make choices that limit some of our business or financing activities in order to bring ourselves into compliance with them. These choices could have an adverse effect on our results of operations and cash flows.
Cash Flow Summary
Our cash flows are summarized in the following table (in thousands):

	Nine Months Ended
	September 30, 2012	October 2, 2011
Net cash used in operating activities	$(18,900)	$(5,610)
Net cash provided by (used in) investing activities	9,271	(210,956)
Net cash provided by financing activities	324	69,356
At September 30, 2012, cash, cash equivalents and short-term investments totaled $85.9 million, a decrease of $9.4 million compared to the December 31, 2011 balance of $95.3 million. The decrease in cash is primarily due to cash used in operations described below, offset by proceeds from our company-owned life insurance policies. Cash used in operating activities of $18.9 million in the first nine months of 2012 was primarily due to a net loss of $272.4 million, adjusted for non-cash deferred tax valuation allowance of $212.2 million, goodwill impairment charges of $41.3 million and a decrease in accounts receivable of $20.6 million; offset by increases in accounts payable of $14.0 million and payroll and related expenses of $9.2 million. Cash used in operating activities of $5.6 million in the first nine months of 2011 was primarily due to a net loss of $9.2 million offset by an increase in amortization, inventory and accounts receivable.
For the nine months ended September 30, 2012, investing activities provided $9.3 million of cash primarily due to proceeds from company-owned life insurance of $10.2 million, including the related loans against, and the cash surrender value of, these policies. Additionally, we sold intellectual property and other assets resulting in gross proceeds of $6.4 million, offset by capital expenditures of $7.0 million. For the nine months ended October 2, 2011, investing activities used $211.0 million of cash primarily due to the acquisition of Vocollect and Enterprise Mobile and capital expenditures of $16.1 million, partially offset by the conversion of short-term investments to cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities for the nine months ended September 30, 2012, provided cash of $0.3 million. The slight increase includes $27.0 million of proceeds from long-term debt borrowings, $3.9 million related to the first scheduled payment received for the sale of products to a third-party purchaser who simultaneously leased the assets to an end customer (see Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements); and $1.5 million in proceeds from employee stock-related transactions, primarily our Employee Stock Purchase Plan. These increases were partially offset by $32.0 million of repayments of long-term debt. Financing activities for the nine months ended October 2, 2011, provided cash of $69.4 million primarily related to incurring debt of $111.7 million, offset by a $34.7 million repayment of this debt and $10 million of stock repurchased.
Credit Facility
We have a secured revolving credit facility (the “Revolving Facility”) with Wells Fargo Bank, National Association (the “Bank”), which matures December 31, 2014. As of September 30, 2012, the borrowing capacity under the Revolving Facility, before consideration of outstanding borrowings and financial covenant limitations, was $150.0 million. At September 30, 2012, we had outstanding borrowings of $80.0 million under the revolving credit line and $3.1 million under the letters of credit. After considering the financial covenant requirements in effect at September 30, 2012, we had a remaining borrowing capacity of $24.6 million under the Revolving Facility.
During the three and nine months ended September 30, 2012, our average borrowings outstanding were $78.9 million and $83.4 million, respectively. Under the Revolving Facility, we made repayments of $20 million, offset by borrowings of $15 million for the three months ended September 30, 2012 and repayments of $32 million, offset by borrowings of $27 million, for the nine months ended September 30, 2012.
Loans under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the Bank's prime rate, less the applicable margin, which ranges from 0.25% to 1.00%. We pay a quarterly unused commitment fee on the unused portion of the Revolving Facility between 0.15% to 0.25% and fees between 0.60% to 1.00% on outstanding letters of credit, both of which are based on the level of debt leverage under the credit agreement.
The indebtedness under the Revolving Facility is secured by liens on substantially all of our assets and guaranteed by certain of our domestic subsidiaries. If an event of default occurs and is continuing, then the interest rate on all obligations under the Revolving Facility may be increased by 2.0% above the otherwise applicable rate, and the Bank may declare any outstanding obligations under the Revolving Facility to be immediately due and payable. In addition, the Bank may exercise its security interest in our equity interests in the assets of certain of our domestic subsidiaries, and it may call the guaranties of payment obligations made by certain of our domestic subsidiaries.
The Revolving Facility includes customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving us and our subsidiaries, as well as financial covenants related to the ratio of funded debt to EBITDA, asset coverage and minimum earnings before interest, income taxes, depreciation and amortization (adjusted for certain customary, non-cash items) (“Adjusted EBITDA”). On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum “Adjusted EBITDA” (defined in the amendment as earnings before interest, income taxes, depreciation and amortization, adjusted for certain customary, non-cash items) and to add a new financial covenant for permitted acquisitions. After giving effect to these amendments, we were in compliance with the required covenants of the Revolving Facility as of December 31, 2011 and March 30, 2012. We also were in compliance with the covenants in effect as of July 1, 2012 and September 30, 2012, without further amendment.
On October 31, 2012, we amended the Revolving Facility to modify the financial covenant related to Adjusted EBITDA, reducing the minimum Adjusted EBITDA allowed for the trailing twelve month period for the fourth quarter of 2012 from $45.0 million to $40.0 million. This amendment also reduced our borrowing capacity under the Revolving Facility from $150 million to $100 million. The reduced borrowing capacity is comparable to the borrowing capacity available to us before this amendment, after considering the financial covenant requirements, and also will have the effect of reducing commitment fees we otherwise would pay on the unused portion of the Revolving Facility. This amendment to the Revolving Facility was previously disclosed in our Current Report on Form 8-K filed on November 1, 2012.
A number of factors, including (without limitation) general macroeconomic and competitive conditions, increase the risk and uncertainty relating to achieving the levels of financial performance we expect and that would be required to remain in compliance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the financial covenants included in the Revolving Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted EBITDA and to manage our capital investment and debt levels. If our financial performance does not meet our expectations, we could fail to be in compliance with certain of the financial covenants in the Revolving Facility and, in that event, the Bank would have the right to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.
If we were to determine that we are or expect to be out of compliance with the financial covenants of the Revolving Facility, we believe that we could take steps available to us to avoid, mitigate or cure the breach, which may include, without limitation, steps such as: (i) seeking a waiver of compliance from the Bank and modifying the Revolving Facility in a manner satisfactory to the Bank, as we have done in the past, (ii) reducing the borrowings under the Revolving Facility using our existing cash to make payments to the Bank, or (iii) seeking other amendments or a restructuring or replacement of our Revolving Facility. Because of our need to amend the existing credit facility on multiple occasions during 2012 to remain in compliance with certain financial covenants, we are currently working with the Bank to explore how the Revolving Facility may be revised in a manner that would include revising the financial covenants so that they better align with our business.
For more information about risks related to our business performance, including risks related to the Revolving Facility and compliance with its covenants, refer to Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Contractual Obligations
Except for the amendment of the Revolving Facility outlined in Capital Resources above, our contractual commitments as of September 30, 2012 have not changed materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

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
Goodwill. Goodwill is assigned to our reporting units based on the expected benefits from synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Intermec Global Solutions (“IGS”). Voice solutions contains the Vocollect Supply Chain (“VSC”) and Vocollect Healthcare reporting units (“VHS”).
We test goodwill for impairment each year as of November 30, or more frequently when an event occurs or circumstances change such that it is more likely than not that an impairment exists. The impairment test involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as a migration curve of developed and in-process technology, tax rates, discount rates, customer retention rates, useful lives, and contributory charge rates. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.
Q1 2012 goodwill impairment analysis
During the three months ended April 1, 2012, two events occurred that triggered an analysis of the carrying value of goodwill and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

resulted in the estimated write down of goodwill of $14.9 million. Specifically, operating income was less than our forecast, primarily due to a $19 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not that the fair value of the Company’s goodwill was less than its book value.
We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VSC, and VHS). To calculate the fair values we used the discounted cash flow method and market approach. We made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into our valuation methodologies used to calculate fair value. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock were used to corroborate the results of the discounted cash flow method and market approach.
Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC)

•	Our estimated long-term growth

•	Market multiples
Once we had determined our assumptions, we calculated the fair value of each reporting unit and compared it to the carrying value of the reporting unit. After performing our Step 1 analysis for the reporting units, we determined that the carrying value of the VSC reporting unit exceeded its fair value by $14.9 million and recognized an estimated impairment charge in the first quarter. The fair values of our VHS and IGS reporting units exceeded their carrying values by $1.0 million or 5.8% and $1.6 million or 28.4%, respectively.
We completed Step 2 of the impairment test, for our VSC reporting unit, in the third quarter of 2012. After performing that test, we determined we had an additional goodwill impairment of $26.3 million associated with our VSC reporting unit. The additional impairment was the result of an increase in the fair value of developed and in-process technology intangible assets within the VSC reporting unit. The increase in the intangible assets reduced the implied fair value of the goodwill, and we recognized a $41.2 million cumulative impairment of the VSC reporting unit goodwill for the nine months ended September 30, 2012.
Q2 2012 goodwill impairment analysis
During the three months ended July 1, 2012, we significantly changed the composition of key senior management at the reporting units and also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace including macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were made which resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, and the result was reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.
We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VSC, and VHS). To calculate the fair values we used the discounted cash flow method and market approach. We utilized the same methods listed above in Q1 2012 goodwill impairment analysis to perform our Step 1 analysis for the three months ended July 1, 2012.
After performing our Step 1 analysis for the reporting units, we determined that the carrying value of the VHS reporting unit exceeded its fair value. Due to the indication of impairment in Step 1 we then performed a Step 2 analysis. Based on a preliminary Step 2 analysis we determined we had an estimated goodwill impairment of $0.8 million associated with our VHS reporting unit. This impairment was primarily the result of a reduction in our long term business forecast specifically related to expected government spending in the skilled nursing area, the likely impact on capital investments in that market, and the timing of the launch of new products for our VHS reporting unit. During the third quarter of 2012 we finalized our Step 2 analysis, which resulted in an adjustment to the impairment charge recorded in the second quarter of 2012 by $0.7 million, resulting in a final impairment charge of $0.1 million associated with our VHS reporting unit for the nine months ended September 30, 2012. The fair values of our VSC and IGS reporting units, as of July 1, 2012, exceeded their carrying values by $15.4 million or 7.9% and $0.5 million or 8.5%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q3 2012 goodwill impairment analysis
During the three months ended September 30, 2012, we missed our revenue and operating income forecast at our VSC reporting unit primarily due to significant economic pressures as well as slower revenue growth in North America. In addition, we experienced changes in key management personnel in our North American region and we decreased our forecast, relating to our VSC reporting unit.
As a result of the changes and evaluations, a review was performed of our VSC reporting unit. Upon conclusion of the review, key operational and investment decisions were made that resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, which resulted in a significant decrease in the forecast of our VSC reporting unit. Therefore, we performed an interim Step 1 goodwill impairment test as of September 30, 2012. After performing our impairment test we determined that the fair value of the VSC reporting unit exceeded its carrying value by $2.6 million and, as a result, there was no goodwill impairment as of September 30, 2012.

The goodwill balance before and after the goodwill impairment charges as of September 30, 2012 is as follows (in thousands):

Reportable Segment	Reporting Unit	Goodwill Balance at December 31, 2011	Goodwill impairment	Goodwill Balance at September 30, 2012
Intermec-branded services:	Intermec Global Solutions	$3,348	$—	$3,348
Voice solutions:	Supply chain	130,682	(41,174)	89,508
	Healthcare	9,480	(140)	9,340
	Total:	$143,510	$(41,314)	$102,196

Events may occur or continue that could trigger a future impairment charge that may be material. Examples of such events may include the Company's inability to meet sales forecasts, which could be driven by the continuation of economic uncertainty and further decline in global economies. We may have additional impairment charges if our equity price declines on a sustained basis. The estimates and assumptions used in our fair value estimates are subject to significant uncertainties and assume the achievement of future financial results. There is no assurance that anticipated financial results will be achieved.
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated the total long-lived assets of our reporting units with goodwill for impairment for the quarters ended April 1, 2012 and July 1, 2012, and evaluated the long-lived assets of our VSC reporting unit for the quarter ended September 30, 2012. We determined that the carrying amount of the long-lived assets of our reporting units with goodwill do not exceed their estimated undiscounted future cash flow and therefore our long-lived assets were not impaired as of April 1, 2012 and July 1, 2012, and our long-lived assets of our VSC reporting unit was not impaired as of September 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2012, there have been no material changes in the information provided in Item 7A of our 2011 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in

Rule 13a-15(e) were effective as of September 30, 2012. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, intellectual property, commercial, and employment matters, which arise in the ordinary course of business. We currently do not expect the ultimate resolution of pending matters (including the matters described below) to be material to Intermec in relation to our business, financial condition, results of operations or liquidity. With the exception of the Alien Technologies case described below, which involves the defense of our patents, the external legal costs incurred in these matters are expensed.
In the case Intermec, Inc. v. International Business Machines Corporation, Civil Action No. 2:11-cv-00165, United States District Court for the Western District of Washington (the “IBM Case”), there have been no material changes in the case during the third quarter of 2012 since those described in our Report on Form 10-Q for the period ended April 1, 2012. The trial in the IBM Case concluded on March 29, 2012, with a jury verdict in Intermec's favor of $1.05 million. Both parties have filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit.
In the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”), Alien Technologies Corporation (“Alien”) sued Intermec in June 2006 for a declaratory judgment that Alien does not infringe certain Intermec patents relating to radio frequency identification technology (“RFID”) and that certain Intermec RFID patents are invalid; Alien's case against Intermec does not assert any counterclaimed damages or loss against Intermec. Intermec counterclaimed against Alien for infringement related to certain of those patents. In the suit, Intermec is seeking a decision that its patents are valid and infringed by Alien. Both parties have requested reimbursement of legal fees. The Intermec patent remaining in the Alien Case after the District Court's summary judgment decisions has been the subject of proceedings in the U.S. Patent and Trademark Office (“USPTO”), which upheld the validity of most of the original claims as well as found new claims patentable upon reexamination. The reexamination decision was appealed by Alien to the Board of Patent Appeals and Interferences (“BPAI”) of the USPTO. As previously disclosed, on July 19, 2012, the BPAI issued a decision finding that the examiner erred in not considering certain grounds of rejection previously proposed by Alien. The BPAI did not find error with the examiner's decision not to adopt any other grounds of rejection originally proposed by Alien. Intermec timely began reexamination proceedings for the patent claims at issue, including the submission of further evidence demonstrating that the possible new grounds of rejection should not be adopted by the examiner. The legal fees related to the defense of this case have been capitalized and reported on our Condensed Consolidated Balance Sheets as Other assets.
Refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, and to Note 13, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in our 2011 Form 10-K.

ITEM 1A. RISK FACTORS
You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, the risk factor discussed in Part II, “Item 1A, Risk Factors” of our quarterly report on Form 10-Q for the quarter ended July 1, 2012 (the “Second Quarter Form 10-Q”), which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in our 2011 Form 10-K, and in the Second Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack

Robert J. Driessnack
Senior Vice President and Chief Financial Officer

November 8, 2012