Form 10-K
period 2012-12-31
Intermec, Inc.
filed 2013-03-11
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐		Accelerated Filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
As of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates was approximately $372.7 million based on the closing sale price on that day as reported on the New York Stock Exchange.
On March 6, 2013, there were 60,450,425 shares of the registrant’s Common Stock outstanding, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be reported in Part III of this Annual report on Form 10-K is herein incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the registrant’s 2013 Annual Meeting of Shareholders.

INTERMEC, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K

PART I
FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR
Statements made in this filing and any related statements that express Intermec's or our management's intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements regarding: the proposed acquisition of Intermec by Honeywell International Inc., including the related stockholders meeting, the receipt of regulatory approval for the potential merger transaction, and the anticipated timing of the closing of the potential merger transaction, if at all; our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial information for the fourth quarter and full-year 2012 and any other periods; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our impairment analysis for goodwill and long-lived assets, and our deferred tax valuation allowances; our evaluation of internal controls over financial reporting; and the applicability and results of accounting policies used in our financial reporting and the necessity to update information in our periodic or other required reports. They also include, without limitation, statements about future financial and operating results of our Company after the acquisition of other businesses and the benefits of such acquisitions. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change. Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available on our website at www.intermec.com.
You are encouraged to review the Risk Factors portion of Item 1A of Part I of this filing which discusses risk factors associated with our business.

ITEM 1.	BUSINESS
General
Intermec, Inc. (“Intermec”, “us”, “we”, “our” or the “Company”) is a Delaware corporation, headquartered in Everett, Washington. We design, develop, integrate, and sell wired and wireless automated identification and data collection (“AIDC”) solutions through our suite of products, voice technologies and related software and services. Our solutions products are designed for rugged environments and to maintain connectivity, preserve computing capability and retain data despite harsh conditions and heavy use. We generate our revenues primarily through the sale of products and post-warranty equipment service and repair contracts, as well as other managed services.
Our major offices and repair facilities are in the states of Washington, Pennsylvania, Iowa, Ohio, North Carolina and Texas and in more than 20 countries internationally, including the United Kingdom, the European Union, Canada, Mexico, Brazil and Singapore.
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
Since January 2006, our current AIDC business has been our sole line of business. In recent years, we have invested in programs to streamline our sales systems, supply chain and business processes, to develop products and services that offer solutions for our customers’ business needs, and to implement a global enterprise resource planning (ERP) system. On March 3rd, 2011, we added voice solutions to expand and complement our AIDC offerings through our acquisition of Vocollect, Inc., the leader in creating and providing voice-centric solutions for mobile workers in distribution and warehouse environments worldwide. In the same month, we also acquired Enterprise Mobile, Inc. to enhance our managed services capabilities.

ITEM 1. Business (continued)

Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Honeywell International Inc. (“Honeywell”) and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell (“Merger Sub”). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec. If the Merger is completed, each share of Intermec common stock outstanding immediately prior to the effective time of the Merger (other than shares held by us as treasury stock and any shares owned by Honeywell or Merger Sub or any of their respective wholly owned subsidiaries, or by holders properly exercising appraisal rights under Delaware law), will be converted at the effective time of the Merger into the right to receive cash, without interest and subject to any required withholding of taxes, in the amount of $10.00 per share. Following completion of the Merger, Intermec will be delisted from the New York Stock Exchange (with there no longer being a public market for Intermec common stock), and Intermec common stock will be deregistered under the Securities Exchange Act of 1934, as amended.
The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. On February 14, 2013, the Company filed with the SEC its definitive proxy statement (the “Proxy Statement”) for a Special Meeting of Stockholders to consider the adoption of the Merger Agreement and related matters (the “Special Meeting”) to be held on March 19, 2013, and began mailing the Proxy Statement and notice of the Special Meeting on February 15, 2013. Additional detail about the closing conditions to the Merger can be found in the Merger Agreement and the Proxy Statement.
The HSR Act prohibits us from completing the Merger until we have furnished certain information and materials to the Antitrust Division of the United States Department of Justice and the Federal Trade Commission ("FTC") and the required waiting period has expired or been terminated. The required notification and report forms under the HSR Act were initially filed on January 7, 2013. By agreement of the parties and the FTC, Honeywell refiled its report on February 8, 2013, thus extending until March 11, 2013 the date on which the HSR Act waiting period would expire, unless the U.S. government issued a second request for information in its investigation of the Merger. On March 11, 2013, Intermec and Honeywell received a second request for information from the FTC.
On February 15, 2013, Honeywell notified the European Commission of its proposed acquisition of Intermec. The provisional deadline for a decision from the European Commission relating to the proposed acquisition is March 22, 2013. Honeywell also notified the relevant authorities in Turkey of its proposed acquisition of Intermec. The provisional deadline for a decision from the Turkish authorities relating to the proposed acquisition is March 20, 2013. Expiration or termination of the applicable waiting period or approval in the required jurisdictions is a condition to the obligation of each of Intermec and Honeywell to consummate the Merger.
Each Intermec option outstanding immediately prior to the Merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of common stock subject to such stock option, an amount in cash equal to the excess, if any, of $10.00 over the per share exercise price of such option, without interest and subject to any required withholding of taxes. In addition, restricted stock units and performance share units will become fully vested and payable, and the holder of such units will be entitled to receive, in full settlement of such restricted stock units or performance share units, an amount in cash equal to the product of (a) $10.00 multiplied by (b) the number of shares of our common stock subject to such restricted stock units or deemed payable under such performance share units, without interest and subject to any required withholding of taxes.
The foregoing description is a summary and does not purport to contain all details related to the Merger and the actions and conditions contemplated thereby, and therefore is qualified in all respects by reference to the Merger Agreement and related materials, which can be found in the Company's SEC filings at www.sec.gov. The foregoing information about the Merger Agreement and the actions and conditions contemplated thereby is stated as of the date on which this Form 10-K is filed. We undertake no obligation to correct or update any information after the date hereof.
Products and Services
Our reportable segments comprise Intermec-branded products, Intermec-branded services and Voice solutions. We discuss each of these segments and their related products and services below. See Note 16, Segment Reporting, of the Notes to Consolidated Financial Statements of this Form 10-K for quarterly revenues and expenses.

ITEM 1. Business (continued)

Intermec-branded Products
Our Intermec-branded products include mobile computers; bar code scanners; printers and label media; and radio frequency identification (“RFID”) products and related software. Our primary source of revenue from Intermec-branded products is the sale of mobile computers and bar code scanners, along with printers and label media. Our Intermec-branded products are explained and defined below.

•
Mobile Computers: Our mobile computer product line includes handheld computers and vehicle-mounted computers that support local-area, wide-area and Internet-enabled voice and data communications, enterprise-class software applications and data storage capabilities. These devices often include barcode scanning, Global Positioning System (“GPS”) and RFID features.

•
Printers and Label Media: We sell fixed, desktop and portable bar code and RFID printers ranging from low-cost, light-duty models to higher-cost, heavy-duty models. Our specialty printers provide custom capabilities, including a global language enabler and high resolution printing that produces sharp typefaces and precise graphics even on ultra-small labels of the type used in the electronics industry. Our label media product line includes pressure-sensitive bar code labels, thermal transfer ribbons, RFID and smart labels as well as custom-designed labels for specialized environments or applications.

•
Bar Code Scanners: Our bar code scanning portfolio includes fixed, handheld and vehicle-mounted laser scanners and linear and area imagers. These devices can collect and wirelessly decode bar codes and transmit the resulting data to enterprise resource management systems.

•
RFID Products: We sell fixed, handheld and vehicle-mounted RFID readers, high value rigid RFID tags and high value inserts for RFID tags. Our RFID product line is focused on passive UHF technology and complies with the EPC global Generation 2 UHF standard and similar standards around the world.

Intermec-branded Services
Our Intermec-branded services include repair services; parts sales; advanced services; managed services; education services; and support services. Our primary source of revenue from Intermec-branded services is the sale of repair services. Our Intermec-branded services are explained and defined below. All of these services offerings are sold separately, and we often sell services in combination with products.

•
Repair Services: Our repair services programs provide customers with post-warranty repair or replacement of defective or damaged devices or device components and provide spare devices that customers can use while defective or damaged devices are being repaired. These repair programs cover Intermec’s mobile computers, scanners and printers and selected non-Intermec products. The programs are available on a pre-paid basis for one, three or five years depending on product type and manufacturer. We offer “next business day” and “second business day” on-site repair options as well as “two business day” and “five business day” depot repair options.

•	Parts Sales: Our parts sales include replacement parts required for device repairs, replacement batteries and print heads and certain accessories.

•
 Managed Services: Our managed services include asset management and real-time tracking of mobile and network devices; evaluation of the health, utilization and security of devices, networks and data; device and network diagnostics and configuration; and loading of custom or specialized software onto products. We provide these services by wirelessly accessing the customer’s devices and networks while they are in operation and using the resulting data to manage the devices for the customer or by making it possible for the customer to do so through an Internet portal. These services are typically priced on a “per device, per month” basis. Our Enterprise Mobile business, acquired in 2011, deploys and manages rugged and non-rugged devices for third parties, and its services comprise the majority of our Managed Services offerings.

•
Advanced Services: Our advanced services consist of wireless site surveys and assessments; project management, testing, storage and staging of products; vehicle installations; activation of cellular products; and software consulting and development services.

ITEM 1. Business (continued)

•
Education Services: Our education services include the development and delivery of training programs and materials to help end users become proficient in the use of our products and adapt to the new business processes supported by our products. Our training materials and programs can be delivered at the customer’s site or on-line.

•
Support Services: Our support services unit consists of trained specialists who can address problems with our hardware or software or with the networks or systems that incorporate our products. These technical support services are delivered on-line or by telephone.

Voice Solutions
Our Voice solutions, acquired with the purchase of Vocollect, Inc. in 2011, derive revenue from sales of products, software and services utilizing voice recognition technology.

•
Vocollect Supply Chain: We sell voice-directed workflow technology that combines voice recognition software and a wearable mobile computing device to create a system optimized for voice-directed applications in noisy and rugged settings. These products have been adopted primarily in warehouse and distribution center environments, but are also used in other industrial environments and mobile applications. This technology includes adaptive recognition capabilities: the devices proactively respond to changing environmental conditions and adapt to the user’s speech, resulting in better performance and accuracy over time. Voice solutions software products can be used with both Intermec-branded AIDC products and those of other manufacturers. Repair, training, and support services are also offered. These products are primarily sold directly to customers but also through a growing number of certified reseller partners.

•
Vocollect Healthcare Systems: We provide voice technology products and associated accessories and services for managing work flows primarily in skilled nursing facilities, but also developing into critical care environments. These products are frequently sold through leasing arrangements, as well as directly to the customer.

Product Manufacture and Supply Chain
We use contract manufacturers to make the Intermec-branded products and related spare parts. The services provided by our contract manufacturers include material and component procurement as well as manufacturing, testing, packaging and shipment of finished goods. We also use third-party contractors to design certain products, parts and components. Our contract manufacturers generally purchase and own the inventories of raw materials, components, work-in-process and finished goods until products are shipped to the customer.
In December 2008, we entered into a Manufacturing Services Framework Agreement (the “Agreement”) with Venture Corporation Limited and its affiliates (collectively, “Venture”), and we relocated the final assembly of our product lines from our Everett, Washington headquarters to Venture locations. When we entered into the Agreement with Venture, Venture became the then exclusive manufacturer for substantially all of the products that we offered for sale; however, we now decide on a case-by-case basis whether to use Venture or another contract manufacturer. The Agreement does not generally require us to purchase minimum quantities of our products from Venture.
Venture and our other contract manufacturers are headquartered in and have manufacturing locations throughout Asia. We manufacture our media products at our facilities in Cincinnati, Ohio and Nijmegen, Netherlands.
We perform final assembly and testing of Voice solution products at Vocollect’s facility in Pittsburgh, Pennsylvania. Sub-assemblies and parts are procured from third-party suppliers, some on a limited or sole-source basis.
In addition to the use of contract manufacturers and suppliers, we also use U.S. and non-U.S. third-party service providers, including transportation and logistics and repair services firms as part of our customer delivery supply chain. In the future, we may take advantage of similar opportunities to use service providers to streamline our business and to enhance our flexibility and responsiveness to global markets.
Business Strategy
We provide rugged mobile business solutions that can help our customers gain insight and efficiency in their businesses and improve their workflow performance. Deployment of our products and services can help these businesses lower their operating costs, increase their revenues and improve customer satisfaction and loyalty. To expand the reach of our offerings and the variety

ITEM 1. Business (continued)

of business solutions in which they are used, our distribution strategy includes direct sales as well as third-party value-added distributors, resellers, and independent software and service vendors (collectively, our “channel partners”).
These solutions are delivered to customers across a wide range of industries all over the world. The following market segments are the largest significant areas of focus for us, because we believe they each have a favorable combination that blends our solution offerings, experience and knowledge, growth and profit potential, scale economics and differentiation opportunities:

•
Warehouses and Distribution Centers: Employees in warehouses and distribution centers perform a variety of tasks, including: receiving and shelving goods; picking, packing, loading and transferring goods; checking inventory; and performing cycle counts. Through voice and scanning technology, our solutions help to simplify and accelerate these processes and improve the accuracy of the results by automating data capture and wirelessly confirming, synchronizing and updating data between mobile devices, warehouse management systems and other enterprise resource planning systems, and directing work activities more accurately and efficiently through the application of voice technologies.

•
Direct Store Delivery (“DSD”): DSD is the delivery of consumer goods from a supplier or a distributor directly to a retail store. DSD activities typically include physical delivery and return of merchandise as well as individual or regional store-location forecasting, ordering, pricing, promotion, invoicing, shelf merchandising and inventory management. With our solutions, customers can electronically manage DSD activities while they are in progress in the field. This makes it possible for our customers to increase revenues and control or reduce costs with just-in-time inventory replenishment, real-time price updates, confirmations and similar business process tools.

•
Field Service: Many companies perform in-field maintenance, repair and refurbishment services for their own products or products manufactured by others. By using our business solutions to electronically manage these activities while they are occurring, our customers can ensure that the work is done correctly the first time and is documented and invoiced in a rapid and accurate fashion. They may also offer additional programs, services or warranties at the point of sale closest to the customer. This increases revenue, speeds up collection and decreases the cost of operations.

•
Postal and Courier Express Parcel: Private and public postal and courier express parcel (“CEP”) firms have many employees picking up, sorting, transporting and delivering mail and packages. With our business solutions, critical information and capabilities can be provided to and received from the field. These include, for example, address confirmation or correction; dynamic rate and pricing information; dynamic routing and navigation systems; pickup and delivery confirmation; package location; and field-triggered billing and payment processes. These capabilities can help our postal and CEP customers to increase their revenues, speed up revenue recognition and collection and decrease cost.

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
We cover the AIDC market through our own direct sales force and an indirect sales channel that consists of our channel partners. Our direct and indirect sales channels reach customers in the Americas, Europe, Middle East, and Africa ("EMEA") and in selected Asia Pacific countries, including Australia and China. Our indirect sales channel accounts for approximately 65% of our global revenues. Refer to Item 1A, Risk Factors, for a discussion of risk attendant to foreign operations; and to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for detail about revenues by geographic region.
In 2012, 2011 and 2010, one firm, ScanSource, Inc. and its affiliated companies (“ScanSource”) accounted for more than 10% of our revenues. ScanSource is a distributor of our products, not an end user. Total sales to ScanSource were $164.9 million, $187.4 million and $156.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Because there are a number of distribution firms that compete with ScanSource and are qualified, ready, willing and able to distribute our products, we do not believe that Intermec is substantially dependent on our relationship with ScanSource.

ITEM 1. Business (continued)

Competition
The AIDC market is fragmented, highly competitive and rapidly changing. Independent market surveys suggest that we are one of the larger participants measured by both revenues and units, and we believe Intermec has the broadest line of AIDC products. With respect to mobile computers and bar code scanners, major competitors include: Motorola Solutions, Inc., (which also acquired Psion Teklogix); Honeywell Scanning and Mobility (a division of Honeywell International Corporation, which acquired EMS Technologies including LXE, Inc. in 2011), and Datalogic. With respect to printers, Zebra Technologies Corporation is our major competitor. In the label media area, we compete with a number of large and small producers, including Avery Dennison Corporation and Brady Corporation. Our principal competitors in voice solutions technology applications include Voxware, Inc., Lucas Systems, Inc. and Topsystems GmbH.
Together with our channel partners, we compete primarily on the basis of our insight into the customers' processes, workflows and systems, our ability to develop the best solutions for each customer, and the innovative technology and expertise we use to deliver solutions. Our ruggedness, support services, product functionality, performance and overall product quality are also important elements of our competitive position.
Research and Development
We engage in research and development on an ongoing basis to develop new products and services and to enhance our existing products and services. Our research and development expenditures, net of credits, amounted to $82.5 million, $84.4 million and $69.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. Research and development expenditures for voice solutions were approximately $22.1 million in 2012 and $18.8 million in 2011, which included only 10 months from the date of the acquisition of Vocollect as of March 3, 2011. Prior to our acquisition of Vocollect, its research and development expenditures were $22.1 million for the full year 2010.
Intellectual Property
We strive to protect our investment in technology and to secure competitive advantage by obtaining intellectual property (“IP”) protection. We have approximately 593 patents and 160 foreign patents (covering particular aspects of a variety of technologies, such as, RFID, mobile terminals, wireless communication, networking, Internet access, imaging, printers and similar technologies) and a number of trademarks, copyrights and trade secrets. When appropriate, we have obtained licenses to use IP controlled by other organizations. As we expand our product offerings, we try to secure patents and other IP rights related to such offerings and, when appropriate, seek licenses to use IP owned by third parties.
To distinguish our products and services from those of our competitors, we have obtained certain trademarks and trade names, and as we expand our product and service offerings, we try to secure trademarks and trade names to cover those new offerings. We protect certain details of our processes, products and strategies as trade secrets by restricting access to that information. We have ongoing programs designed to maintain the confidentiality of such information.
We license and cross license our IP to generate revenue or to facilitate our effort to market and sell our products and services. We protect our investment in technology, generate revenue and secure competitive advantage by enforcing our IP rights. The nature, timing and geographic location of these efforts depends, in part, on the types of legal protection given to different types of IP rights in various countries.
Seasonality and Backlog
Our quarterly results reflect seasonality in the sale of our products and services, since our revenues are typically lowest in our fiscal first quarter and highest in the fourth fiscal quarter, due to the annual cycle of customer budgeting, seasonal busy periods, and the timing of projects. See Note 17, Quarterly Financial Information, of the Notes to Consolidated Financial Statements of this Form 10-K for quarterly revenues and expenses.
Sales backlog from continuing operations was $50.3 million, $29.9 million and $59.7 million at December 31, 2012, 2011 and 2010, respectively. Our business typically operates without a significant backlog of firm orders, and we do not consider backlog to be a significant indicator of future sales.
Employees

ITEM 1. Business (continued)

At December 31, 2012, we had 2,214 full-time employees, of which 1,751 were engaged in our wholly-owned subsidiary Intermec Technologies Corporation, 447 were engaged in our wholly-owned subsidiary Vocollect, Inc., and 16 were engaged in our holding company, Intermec, Inc. Approximately 66% of our full-time employees are in the United States; approximately 17% in Europe, the Middle East and Africa (“EMEA”); 10% in the Asia Pacific region; and 7% employed throughout the rest of the world including Latin America, Canada and Mexico.
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
We sell full-featured products providing wired and wireless access to enable enterprise access to data at its point of origin. Radio emissions, used in wireless communications, are the subject of governmental regulation in all countries in which we currently conduct or expect to conduct business. In North America, both the Canadian and U.S. governments publish radio emission regulations and changes thereto after public hearings. In other countries, regulatory changes can be introduced with little or no grace period for implementation. Furthermore, there is wide variability among the regulations of various countries. Future regulatory changes in North America, China, the European Union and other jurisdictions are possible.
Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products or governing energy efficiency. We incorporate the requirements of these laws and regulations in the design of our products.
In 2012, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our financial results or competitive position.

ITEM 1. Business (continued)

Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, to serve during the ensuing year and until their respective successors are elected and qualified or until their earlier resignation or removal. Newly-hired executive officers are elected at the time of their employment to serve until the next Board of Directors meeting first following an Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal. There are no family relationships between any of our executive officers and any director or other executive officer. The following information indicates the positions and ages of our executive officers on February 28, 2013, and their business experience during the prior five years.

Name	Age	Position with Company and Principal Business Affiliations During Past Five Years
Allen J. Lauer	75
Interim Chief Executive Officer and President of Intermec since April 2012. Mr. Lauer is and has been a member of Intermec’s Board since 2003; he has been Chairman of the Board since 2007 and was Chair of the Governance and Nominating Committee from 2007 to 2012. Mr. Lauer was Chairman of the Board of Varian, Inc. from 2000 to 2009 and retired as Varian’s Chief Executive Officer in 2003.

Robert J. Driessnack	54
Senior Vice President and Chief Financial Officer since January 19, 2009. Prior to his appointment as our Chief Financial Officer, Mr. Driessnack served as Vice President and Controller of HNI Corporation, a manufacturer and distributor of office furniture and hearth products, from 2004 until joining Intermec.

Dennis A. Faerber	60
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

James P. McDonnell	58
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

Yukio Morikubo	53
Senior Vice President, General Counsel and Secretary, since November 2011. Prior to joining Intermec, Mr. Morikubo was Vice President, General Counsel and Secretary at drugstore.com from November 2006 to September 2011, when the company was acquired by Walgreens Co.

Earl R. Thompson	51
Senior Vice President, Mobile Solutions Business Unit since October 2008. Mr. Thompson previously served as Vice President and General Manager of our Printer/Media Business from April 2008 to October 2008. Prior to joining Intermec, Mr. Thompson was Vice President and General Manager, Wireless Division, of Agilent Technologies, Inc. from 2004 to 2007.

Available Information
Information on our company may be found on our website at www.intermec.com. Our annual reports on Form 10-K and our other electronic filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through our Investor Relations website at http://www.intermec.com/about_us/investor_relations/index.aspx. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements, and amendments to those reports (if any) are also available on the SEC website at www.sec.gov. The contents of these websites are not incorporated by reference into this report or in any other report or document that we file.
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
Risk Factors Related to the Proposed Merger with Honeywell

•
The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed. On December 9, 2012, we entered into the Merger Agreement with Honeywell and Merger Sub, under which Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and wholly owned subsidiary of Honeywell. The consummation of the Merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting period under the HSR Act, and any applicable waiting period or approvals under the competition, antitrust or similar laws of the United Kingdom and other foreign jurisdictions. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect to Intermec may occur, which may give Honeywell the ability to not complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

•
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee or a break-up fee to Honeywell. These costs could require us to use available cash that would have otherwise been available for general corporate purposes. If the Merger is not completed, in certain circumstances, we would still be liable for significant transaction costs and could also be required to pay a termination fee of $24 million. If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

•
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees. The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business generally in the ordinary course and subjecting us to a variety of specified limitations absent Honeywell's prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management thinks they may be advisable. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations. Our employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.

•
Failure to complete the Merger could negatively impact our stock price and our business and financial results. There is no assurance that the Merger or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. Because the share price of our common stock after the announcement of the Merger Agreement may reflect an assumption that the Merger will be completed, the share price of our common stock may drop, potentially significantly, if the Merger is not completed. In addition, under circumstances defined in the Merger Agreement, if the Merger is not completed we may be required to pay a termination fee of up to approximately $24 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to prior to the announcement of the Merger, if the Merger is not consummated. If any of these effects were to occur, it could negatively impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value.

•
Pending litigations against Intermec and our directors could result in an injunction preventing completion of the Merger, and significant litigation costs that could adversely affect our financial condition. Since the announcement on December 10, 2012 of the signing of the Merger Agreement, Intermec, as well as the members of our Board of Directors, have been named as defendants in multiple lawsuits purportedly brought by our stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Intermec, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by the Company, Honeywell and Merger Sub. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, monetary relief and attorneys' fees and costs.

One of the conditions to the closing of the Merger is that no injunction preventing the consummation of the Merger and the other transactions contemplated by the Merger Agreement shall be in effect and that no rule, regulation, order or injunction shall have been enacted, entered, promulgated or enforced by any governmental entity that prohibits or makes illegal the consummation of the Merger. Consequently, if the plaintiffs were to secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and Honeywell. In addition, Intermec and Honeywell are incurring and will continue incurring significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Risk Factors Related to our Business

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

•
Growth of, and changes in, our revenues and profits depend on the customer, product and geographic mix of our sales. Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits. Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms. In addition, our gross margins vary depending on the product or service and the geographic region in which sales are made, and costs may fluctuate based on the distribution of our sales between various jurisdictions. Growth in our revenues, gross margins and earnings therefore depends on the customer, product and geographic mix of our sales. Our introduction of lower-priced products may also affect our ability to sell high-end products, even if those products have advanced features. In addition, our distributors, dealers and resellers can have a significant impact on the mix of our products and services. If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings could be adversely affected. Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

•
We have entered into a senior secured credit facility agreement that includes covenants, financial tests and ratios, which, if not met, may have an adverse effect on our business, financial condition, results of operations and cash flows. We maintain a senior secured credit facility with Wells Fargo Bank, National Association (the "Bank") that contains certain customary covenants to the Bank, including financial covenants that require us to comply with specified financial ratios and tests. The credit facility is secured by pledges of equity in and assets of certain of our domestic subsidiaries, which have also guaranteed our payment obligations under the credit facility. We must take into account the requirements of these covenants in the conduct of our business. The Merger, if consummated, would be considered a “change of control” under the credit facility, which would constitute an event of default. Depending on the circumstances under which we could fail to satisfy one or more of these covenants, we may need to make choices that limit some of our business or financing activities in order to comply with them. These choices may have an adverse effect on our results of operations and cash flows. Furthermore, we were not in compliance with certain of our debt covenants effective as of December, 31, 2012, but the Bank agreed to amend the credit facility agreement to bring us back into compliance. However, if we fail to comply with the requirements of the credit facility in the future, we would be in default, and we may not be able to obtain the necessary amendments or waivers of an event of default. In that event, the Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. The Bank could also move to enforce its rights under its security interests in our assets and those of our subsidiaries. If at that time we were not able to repay any amounts borrowed under the credit facility using our existing cash or to obtain sufficient financing from alternative sources to make the repayment, or if alternative financing is not available on favorable terms, our business and financial condition would be materially adversely affected. Such alternative financing, if available, may include increased costs or other terms affecting our business or assets. We could also incur substantial costs in pursuing such alternative financing arrangements. Financing arrangements that include the issuances of equity or other securities convertible into equity could cause our existing stockholders' interests to be diluted.

•
Our business may be adversely affected if we do not continue to improve our business processes and systems and transform our supply chain or if those efforts have unintended results. In order to increase sales and profits, including those of acquired businesses, we must continue to expand our operations into new product and geographic markets and deepen our penetration of the markets we currently serve, and do so in ways that are cost effective and efficient from an operational and a tax perspective. To achieve our objectives, we are continuing to streamline our sales systems, supply chain and business processes and to enhance our global enterprise resource planning (ERP) and other management reporting systems. We have also established an international headquarters in Singapore. These are complex undertakings and may result in unanticipated costs, liabilities and operational disruptions, or tax or other financial consequences. They might not proceed as planned, could result in unintended consequences or might not accomplish the intended goals, any of which could have a material adverse impact on our sales, profits, results of operations and earnings.

•
Our business may be adversely affected if we are unable to attract and retain skilled managers and employees. Competition for skilled employees is high in our industry and the countries in which we operate, and we must remain competitive in terms of compensation and other employee benefits to retain key employees. In connection with businesses that we acquire, we may need to rely on acquired management and employees to continue to operate those businesses and to help us deepen our penetration of the market for their products and services. In addition, to pursue new products, services or strategic initiatives, we may need to attract individuals with particular knowledge, skills or qualifications. If we are unsuccessful in hiring and retaining skilled managers and employees, we may be unable to maintain and expand our business.

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

•
Our reliance on third-party distributors could adversely affect our business and financial results. In addition to offering our products and services to certain customers and resellers directly, we rely to a significant and increasing degree on our channel partners to sell our products and services to end-users. In 2012, 2011 and 2010, one distributor, ScanSource, Inc., accounted for more than 10% of our sales of Intermec-branded products. It or other distributors may account for a substantial portion of our sales of our products or services in the future. Changes in markets, customers or products, or negative developments in general economic and financial conditions and the availability of credit, may adversely affect the ability of such distributors of our products and services to bring them to market at the right time and in the right locations. In addition, our competitors’ strategic relationships with, or acquisitions of, these distributors could disrupt our relationships with them. Any such disruption could impair or delay sales of our products and services to end users and increase our costs of distribution, which could adversely affect business and financial results.

•
Use of third-party contract manufacturers, suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our business and financial results. In relying on third-party contractors to assemble all of our Intermec-branded products, we do not have direct physical control over the manufacturing process and operations. Third-party suppliers also provide the components that our contract manufacturers and Vocollect use in the final assembly of our products. Some of these components may be available only from a single source. We also outsource a number of services to third-party service providers, including certain design services, transportation and logistics, management of spare parts, and warranty service. Accordingly, our products and services could be adversely affected by, among other things, inadequate quality control of these third-party suppliers and service providers, or by their inability to design products, parts and components to our specifications, to ship product, to manage our product inventory, to meet delivery deadlines or to otherwise satisfy our customers’ needs. Failure of these third-party suppliers and service providers in any of these respects could negatively affect our customer relationships, our sales and our earnings. Failures on the part of our third-party designers could impair our ability to enhance our existing products and to introduce new products. The disruption of our supply chain could cause us to incur greater expense to purchase parts or products in short supply, to purchase quantities of these items in excess of our estimated near term requirements, or to take other steps to ensure the availability of necessary quantities that could increase our costs.

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

•
As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may not generate the intended benefits, adversely affecting our competitive position or financial results. We have made and expect to continue to make acquisitions or investments to expand our suite of products and services. Our growth could be limited if we were unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment. We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost. Furthermore, integration of new businesses or technologies into our business may have any of the following adverse effects:

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
Our executive offices are located at 6001 36th Avenue West, Everett, Washington. Our continuing operations have an aggregate floor area of approximately 998,802 square feet, of which 777,262 square feet, or 78%, are located in the United States, and 221,540 square feet, or 22%, are located outside the United States, primarily in Mexico, the Netherlands, Spain, Canada, France and Singapore.
Approximately 92,000 square feet, or 9%, of our principal plant, office and commercial floor area associated with continuing operations, is owned by us, and the balance is held under lease.
The U.S. offices associated with our continuing operations are located in the following states (in square feet):

Washington	218,000
Iowa	184,927
Ohio	97,483
Pennsylvania	131,366
Other states	64,418
Total	696,194
The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired, constructed or leased and are adequate for present operations. The properties located in Pennsylvania are associated with our Voice solutions segment, as are offices located in the U.K., India and Japan. The Pennsylvania location includes facilities for product assembly, in addition to general commercial office space. All other properties are associated primarily with our Intermec-branded products segment and Intermec-branded services segment. Properties used by these segments include general commercial office space.
The foregoing information excludes the following properties.

•	Facilities held under lease that we are subleasing to third parties, comprising approximately 314,000 square feet in Michigan, and Ontario, Canada.

•	Approximately 94,000 square feet held under lease, previously used for manufacturing in Everett, WA.

•	Plants or offices that, when added to all other of our plants and offices in the same city, have a total floor area of less than 10,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS
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
We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. If the likelihood of a successful outcome of the entire action is determined to be less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. Refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, of the Notes to Consolidated Financial Statements. For information regarding the capitalized patent defense costs refer to Note 13, Litigation, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

In the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:06-cv-0051, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”), Alien Technologies Corporation (“Alien”) sued Intermec in June 2006 for a declaratory judgment that Alien does not infringe certain Intermec patents relating to radio frequency identification technology (“RFID”) and that certain Intermec RFID patents are invalid; Alien's case against Intermec does not assert any counterclaimed damages or loss against Intermec. Intermec counterclaimed against Alien for infringement related to certain of those patents. In the suit, Intermec is seeking a decision that its patents are valid and infringed by Alien. Both parties have requested reimbursement of legal fees. The Intermec patent remaining in the Alien Case after the District Court's summary judgment decisions has been the subject of proceedings in the U.S. Patent and Trademark Office (“USPTO”), which upheld the validity of most of the original claims as well as found new claims patentable upon reexamination. The reexamination decision was appealed by Alien to the Board of Patent Appeals and Interferences (“BPAI”) of the USPTO. As previously disclosed, on July 19, 2012, the BPAI issued a decision finding that the examiner erred in not considering certain grounds of rejection previously proposed by Alien. The BPAI did not find error with the examiner's decision not to adopt any other grounds of rejection originally proposed by Alien. Intermec timely began reexamination proceedings for the patent claims at issue, including the submission of further evidence demonstrating that the possible new grounds of rejection should not be adopted by the examiner. The legal fees related to the defense of this case have been capitalized and reported on our Consolidated Balance Sheets as Other assets.
In the case R+L Carriers, Inc. v. Intermec Technologies Corp., Civil Action No. 1 :09-cv-00532, United States District Court for the Southern District of Ohio, Western Division, United States District Court for the Southern District of Ohio (the “R+L Case”), R+L alleges that the Company induces infringement of a method patent owned by R+L, a trucking company, by selling certain of its products and services. The Company has denied the allegation, asserted counterclaims for non-infringement and invalidity of R+L's patent. The R+L Case is in the discovery phase; the Markman hearing to interpret the R+L patent is set for late 2013. The Company intends to continue to vigorously defend itself against these claims and to pursue claims for fees and costs.
In the case Intermec v. International Business Machines, C11-0165-JCC, United States District Court for the Western District of Washington (the “IBM Case”), Intermec sued IBM for the return of royalty overpayments in the amount of approximately $1.7 million and interest; IBM counterclaimed, alleging that Intermec owed IBM additional royalty payments. On cross motions for Summary Judgment the Court ruled that Intermec's contract interpretation was correct. The matter went to the jury in late March 2012 and the jury returned a verdict in Intermec's favor of $1.05 million. The Court then denied IBM's motion for a new trial and Intermec's motion for pre-judgment interest. The case is now on appeal to the United States Court of Appeals for the Ninth Circuit.
In the case Zebra Technologies Corporation and ZIH Corporation vs. Intermec, Inc., Civil Action No. 12-cv-9808, United States District Court for the Northern District of Illinois, Eastern Division (the “Zebra Case”), Zebra has asserted that Intermec infringes certain Zebra patents relating to RFID and printing technologies. Intermec has counterclaimed Zebra's infringement of certain Intermec patents directed to battery and printing technologies. The Zebra Case was filed in December 2012; discovery has not yet begun. The Company intends to continue to vigorously defend itself against these claims and to pursue its counterclaims. A portion of the legal fees related to the defense of this case may be eligible to be capitalized and, in that event, would be reported on our Consolidated Balance Sheets as Other assets.
We continue to monitor developments in legal actions brought by or against Round Rock Research, LLC (“Round Rock”). Round Rock is a non-producing owner of certain patents related to RFID technology, which Round Rock asserts read on certain “Gen 2” RFID standards and, therefore, are infringed by some Gen 2-compliant products, such as Intermec's. We are not a party to any such suits. However, we believe there are valid defenses against assertions that Intermec products infringe Round Rock patents.
Merger Related Litigation
On December 13, 2012, a purported class action lawsuit was filed on behalf of the Company's stockholders in Delaware Chancery Court, docketed as Foster v. Intermec, Inc., et al., Case No. 8105-CS. A week later, on December 20, 2012, another purported class action lawsuit on behalf of the Company's stockholders was filed in Delaware Chancery Court, docketed as Reeder v. Intermec, Inc., et al., Case No. 8137-CS. On December 28, 2012, a third purported class action lawsuit on behalf of the Company's stockholders was filed in Delaware Chancery Court, docketed as Liu v. Intermec, Inc., et al., Case No. 8161-CS. On January 10, 2013, the three Delaware cases were consolidated as In re Intermec, Inc. Shareholders Litigation, C.A. No. 8137-CS, and lead counsel was appointed. On January 24, 2013, lead counsel for the plaintiffs in the consolidated action filed an amended complaint.
Meanwhile, on December 13, 2012, a purported class action lawsuit was filed on behalf of the Company's stockholders in the Superior Court of Snohomish County, Washington, docketed as NECA-IBEW Pension Trust Fund (The Decatur Plan) v. Intermec, Inc., et al., Case No. 12-2-01841-1. Five days later, on December 18, 2012, another purported class action lawsuit on behalf of the Company's stockholders was filed in the Superior Court of Snohomish County, docketed as Settle v. Intermec, Inc., et al., Case No. 12-2-09793-1. The next day, on December 19, 2012, a purported class action lawsuit on behalf of the Company's stockholders was filed in the Superior Court of King County, Washington, docketed as Grauel v. Barnes, Case No. 12-2-40170-5 SEA. Intermec moved to stay the Snohomish County actions in favor of the consolidated action in Delaware but the motion was denied by the Superior Court of Snohomish County on January 11, 2013. The Superior Court consolidated the Snohomish County cases under the name, In re Intermec, Inc. Shareholder Litigation, Lead Case No. 12-2-01841-1, and lead counsel was appointed. On January 11, 2013, the King County case was transferred to Snohomish County for the purpose of being consolidated into the In re Intermec, Inc. Shareholder Litigation. On February 24, 2013, the Court entered a stipulated confidentiality order. On February 28, 2013, plaintiffs filed a Consolidated Amended Complaint. On March 1, 2013, plaintiffs filed a motion for a preliminary injunction. On March 8, 2013, defendants filed a brief in opposition to the preliminary injunction motion. A preliminary injunction hearing is set for March 15, 2013 in the Superior Court of Washington for Snohomish County.
The lawsuits allege, among other things, that our Board of Directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the proposed acquisition of Intermec by Honeywell. Specifically, the lawsuits allege that the consideration paid by Honeywell is grossly inadequate in light of Intermec's recent performance. The lawsuits also allege that the process was designed to ensure that Honeywell had the only opportunity to acquire the Company and that the use of certain deal protection mechanisms precluded the Company from seeking out competing offers. The lawsuits also allege that Intermec's preliminary and definitive proxy statements omit certain purportedly material information. The lawsuits allege that the Board was aided and abetted in its breaches of fiduciary duty by Intermec and Honeywell. Each of the complaints names the Company, the members of our Board of Directors, Honeywell International Inc., and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell, as defendants.
The plaintiffs in these various actions seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs. We believe the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2012 and 2011, are as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$8.84	$6.83	$13.05	$9.89
Second Quarter	7.71	4.97	12.21	10.28
Third Quarter	7.11	5.43	11.31	6.20
Fourth Quarter	9.94	6.02	8.62	5.87
Our common stock is traded on the New York Stock Exchange under the symbol "IN". As of March 6, 2013, there were approximately 7,543 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers. No cash dividends were paid during 2012 or 2011. No shares of common stock were repurchased in the fourth quarter of 2012.
Stock Performance Graph
The graph below compares the cumulative total shareholder returns on our common stock for the last five years, with the cumulative total returns of the Standard & Poor’s Midcap 400 Index ("S&P Midcap 400") and the Standard & Poor’s 1500 Electronic Equipment and Instruments Index ("S&P 1500 EE&I"). The cumulative total shareholder returns of each assume an investment of $100 at the close of trading on December 31, 2007, with reinvestment of all dividends.

	Year Ended December 31,
	2007	2008	2009	2010	2011	2012
Intermec, Inc	100.00	65.39	63.32	62.33	33.78	48.55
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
S&P 1500 EE&I	100.00	69.78	82.24	95.23	89.18	95.41

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Intermec, Inc, the S&P Midcap 400 Index, and S&P 1500 Electronic Equipment & Instruments

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Intermec, Inc
S&P Midcap 400
S&P 1500 Electronic Equipment & Instruments

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

	Intermec, Inc. (in millions, except per share data) Year Ended December 31,
	2012	2011 (b)	2010	2009	2008
Operating Results:
Total revenues	$790.1	$848.2	$679.1	$658.2	$890.9
Operating (loss) profit from continuing operations (a)	(63.7)	(6.2)	0.3	(19.4)	47.0

Net (loss) earnings from continuing operations (c)	(282.5)	(30.8)	(5.3)	(10.8)	35.7
Net (loss) from discontinued operations	—	—	—	(1.0)	—
Net (loss) earnings	$(282.5)	$(30.8)	$(5.3)	$(11.8)	$35.7

Basic (loss) earnings per share:
Continuing operations	$(4.68)	$(0.51)	$(0.09)	$(0.17)	$0.58
Discontinued operations	—	—	—	(0.02)	—
Net (loss) earnings per share	$(4.68)	$(0.51)	$(0.09)	$(0.19)	$0.58

Diluted (loss) earnings per share:
Continuing operations	$(4.68)	$(0.51)	$(0.09)	$(0.17)	$0.58
Discontinued operations	—	—	—	(0.02)	—
Net (loss) earnings per share	$(4.68)	$(0.51)	$(0.09)	$(0.19)	$0.58

(Shares in thousands)
Shares used for basic (loss) earnings per share	60,324	60,098	61,364	61,644	61,183
Shares used for diluted (loss) earnings per share	60,324	60,098	61,364	61,644	61,658

Financial Position:
Total assets	$556.3	$869.3	$749.3	$771.8	$789.9
Working capital	$154.6	$239.9	$331.5	$352.3	$371.4
Current ratio	1.8	2.2	3.2	3.2	3.1
Long-term debt obligation	$65.0	$85.0	$—	$—	$—

(a)	Includes restructuring charges of $4.4 million in 2012, $5.9 million in 2011, $2.8 million in 2010, $20.6 million in 2009 and $5.7 million in 2008.

(b)	On March 3, 2011, we completed the acquisition of Vocollect, Inc. Vocollect’s financial results are included in our consolidated financial results after the closing date of the acquisition.

(c)	In 2012 and 2011, we recorded a valuation allowance of $201.7 million and $20.9 million, respectively, against our US deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto that are incorporated by reference from Item 8 of this Annual Report on Form 10-K.
Overview
Intermec, Inc. (“Intermec”, “us”, “we”, “our”, or the "Company") is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout the world, and are particularly suited for challenging or harsh environments where mobility, reliability and durability are important. We offer a broad range of products including mobile computers, bar code scanners, printers, label media, radio frequency identification (“RFID”) products and related software, and wearable voice data collection devices and related software. With our products, we also offer a variety of services. Refer to Item 1, Business, for detail about our products and services. Most of our revenue is currently generated through sales of mobile computers, wearable voice data capture devices and related software, bar code scanners, printers and repair services.
Our strategy is to provide mobile business solutions that help our customers improve workflow performance, increase revenues, lower costs and improve customer satisfaction and loyalty. As part of that strategy, we seek to strengthen our position as a solutions company in the AIDC industry through vertical market expertise, a solutions orientation, and a focus on customer and partner relationships. We also seek to grow our business by targeting vertical markets, increasing our marketing activities, expanding our channel, adding software and managed services to our offerings and introducing innovative new products.
In 2012, total revenue decreased by 7%, or $58.1 million, compared to 2011. The decline was driven by several factors, including slowing global economic activity, particularly in Europe, and declining foreign currency exchange rates relative to the U.S. dollar. Our international revenues in 2012 declined 11.3% compared to 2011, largely attributable to a slowdown in Europe, Middle East and Africa (“EMEA”) where total revenues declined 16.1%. Revenues in Asia Pacific (“ASIAPAC”) and Latin America and Mexico (“LATAM”) declined 5.8% and 1.5%, respectively, in 2012.
Our financial reporting currency is the U.S. dollar, and changes in exchange rates can significantly affect our financial trends and reported results. In 2012, the decrease in revenues of $58.1 million included an $18.5 million decrease attributable to unfavorable foreign currency exchange rates. See Foreign Currency Transactions and Effect of Foreign Exchange Rates in this Item 7 for further information about our foreign currency exposure and our risk management program.
Our revenue performance in North America, while still down 2.1% in 2012 over 2011, was stronger than in EMEA and ASIAPAC, due in part to our acquisitions of Vocollect and Enterprise Mobile that we completed in 2011. Our Voice solutions segment revenue increased, in part due to the inclusion of a full year of results in 2012, compared to only ten months of results in 2011 for our Vocollect business that was acquired in March 2011. Total gross margin for the year ended December 31, 2012 was 40.0%, as compared to 40.9% in the prior year, reflecting negative foreign currency exchange impacts and reduced sales, partially offset by higher margins on our Voice solutions segment, which included a full year of results in 2012.
On June 12, 2012, after revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan to better align our cost structure with our current and anticipated needs by lowering costs primarily in our largest markets: North America and Europe. These reductions lowered our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing. The net restructuring expense for the year ended December 31, 2012 was $4.4 million. We believe that the restructuring resulted in savings of approximately $6.7 million in 2012, and approximately $14.1 million on an annualized basis.
Merger Agreement with Honeywell
On December 9, 2012, Intermec entered into an Agreement and Plan of Merger with Honeywell and Merger Sub. Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec. The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting period under the HSR Act, and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. See Part I, Item 1, Business, Merger Agreement with Honeywell, for more information. The Merger Agreement and related materials can be found in the Company's SEC filings at www.sec.gov.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Results of Operations
The following compares our results of operations and percentages of revenues for the years ended December 31, 2012, 2011 and 2010 (in millions, except for per share data):

	Year Ended December 31,
	2012		2011		2010
	Amounts	Percent of Revenues	Amounts	Percent of Revenues	Amounts	Percent of Revenues
Total revenues	$790.1		$848.2		$679.1
Costs and expenses:
Cost of revenue	474.1	60.0%	501.4	59.1%	421.5	62.1%
Research and development, net	82.5	10.4%	84.4	10.0%	69.5	10.2%
Selling, general and administrative	246.8	31.2%	250.2	29.5%	184.9	27.2%
Impairment of property, plant and equipment	—	—%	0.9	0.1%	3.0	0.4%
Capitalized legal fees charge	—	—%	5.6	0.7%	—	—%
Impairment of goodwill	51.2	6.5%	—	—%	—	—%
Gain on sale of assets	(5.2)	(0.7)%	—	—%	(2.9)	(0.4)%
Acquisition costs	—	—%	6.0	0.7%	—	—%
Restructuring costs	4.4	0.6%	5.9	0.7%	2.8	0.4%
Total costs and expenses	853.8	108.1%	854.4	100.7%	678.8	100.0%
Operating (loss) profit	(63.7)	(8.1)%	(6.2)	(0.7)%	0.3	—%
Interest expense, net	(2.8)	(0.4)%	(2.2)	(0.3)%	(0.1)	—%
(Loss) earnings before income taxes	(66.5)	(8.4)%	(8.4)	—	0.2	—%
Income tax expense	216.0	27.3%	22.3	2.6%	5.5	0.8%
Net loss	$(282.5)	(35.8)%	$(30.7)	(3.6)%	$(5.3)	(0.8)%

Loss per share:
Basic	$(4.68)		$(0.51)		$(0.09)
Diluted	$(4.68)		$(0.51)		$(0.09)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Revenues
Revenues by category and as a percentage of total revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, as well as the year-over-year product and service revenue changes were as follows (in millions):

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by category
Intermec branded:
Systems and solutions	$380.7	48.2%	$423.4	49.9%	$381.6	56.2%
Printer and media	148.9	18.8%	175.5	20.7%	163.6	24.1%
Services	138.3	17.5%	143.1	16.9%	133.9	19.7%
Voice solutions	122.2	15.5%	106.2	12.5%	—	—%
Total revenues	$790.1	100.0%	$848.2	100.0%	$679.1	100.0%

			2012 v. 2011		2011 v. 2010
			Amount	Percent	Amount	Percent
Changes in revenues by category:
Intermec branded:
Systems and solutions			$(42.7)	(10.1)%	$41.8	11.0%
Printer and media			(26.6)	(15.2)%	11.9	7.2%
Services			(4.8)	(3.4)%	9.2	6.8%
Voice solutions			16.0	15.1%	106.2	100.0%
Total revenues			$(58.1)	(6.8)%	$169.1	24.9%
We sell our products and services in four global regions: North America; Europe, the Middle East and Africa (“EMEA”); Latin America and Mexico (“LATAM”); and Asia Pacific (“ASIAPAC”). Revenues by geographic region and as a percentage of related revenues for the years ended December 31, 2012, 2011 and 2010, as well as the year-over-year geographic region revenue changes were as follows (in millions):

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues by geographic region:
North America	$399.7	50.6%	$408.3	48.1%	$344.1	50.7%
Europe, Middle East and Africa (EMEA)	231.0	29.2%	275.4	32.5%	213.0	31.4%
Latin America and Mexico (LATAM)	101.1	12.8%	102.6	12.1%	76.2	11.2%
Asia Pacific (ASIAPAC)	58.3	7.4%	61.9	7.3%	45.8	6.7%
Total revenues	$790.1	100.0%	$848.2	100.0%	$679.1	100.0%

			2012 v. 2011		2011 v. 2010
			Amount	Percent	Amount	Percent
Changes in revenues by geographic region:
North America			$(8.6)	(2.1)%	$64.2	18.6%
Europe, Middle East and Africa (EMEA)			(44.4)	(16.1)%	62.4	29.3%
Latin America and Mexico (LATAM)			(1.5)	(1.5)%	26.4	34.6%
Asia Pacific (ASIAPAC)			(3.6)	(5.8)%	16.1	35.2%
Total revenues			$(58.1)	(6.8)%	$169.1	24.9%

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

2012 vs. 2011. Total revenue for the year ended December 31, 2012 decreased by $58.1 million, or 6.8%, compared to the year ended December 31, 2011. Unfavorable movement in foreign currency rates resulted in a decrease in total revenue of $18.5 million, or 2.2%. The overall decrease is partially offset by an increase of $18.9 million attributable to the inclusion of a full year of operations of Vocollect and Enterprise Mobile in 2012, as compared to approximately ten months in 2011 based on the timing of the acquisitions in March 2011. A discussion of total revenues by category and geographic region follows.

For the year ended December 31, 2012, within the Intermec-branded product segment, Systems and solutions revenue declined $42.7 million, or 10.1%; and Printer and media revenue decreased $26.6 million, or 15.2%, compared to 2011. The decrease was primarily due to the decline in sales in EMEA, which we believe reflects a slowing of large deals, competitive pressures and significant uncertainty in the economy; and to a lesser extent, we saw a decline in sales in North America.

Intermec-branded service revenue of $138.3 million decreased by $4.8 million, or 3%, as compared to 2011, and was down $7.7 million, or 6%, when revenues from acquired businesses are excluded. The decline was largely due to the decrease in related product sales, and a lower average price per unit under contract as a result of competitive pricing.

Voice solutions revenue of $122.2 million for the year ended December 31, 2012 increased $16.0 million, or 15.1%, due primarily to the inclusion of a full year of results from the Vocollect acquisition, as compared to ten months of results in 2011.
Revenues varied across the geographic regions for the year ended December 31, 2012 as compared with 2011, as follows:

•
North America revenues decreased $8.6 million, or 2.1%. This was primarily attributable to a decrease of System and solutions revenue of $14.2 million and lower printer sales of $5.3 million. The decrease was offset by a $12.4 million increase from our entities acquired in March 2011.

•
EMEA revenues decreased $44.4 million, or 16.1%, over 2011. The decrease in EMEA revenues was mainly attributable to lower sales of our Intermec-branded products driven by a slowing of large deals compared to the prior year, competitive pressures and economic conditions in that region. The decline in revenue included $28.3 million of Systems and solutions and $16.6 million of Printer and media. Foreign currency conversion rates unfavorably impacted EMEA revenue by $10.5 million, or 3.8%. These decreases in EMEA were partially offset by a $6.0 million increase in Vocollect's revenues in EMEA.

•
LATAM revenues decreased $1.5 million, or 1.5%, from the prior-year period. This decrease includes a $0.5 million decrease in Vocollect's revenues in LATAM, and slight decreases of Systems and solutions and Service revenue.

•
ASIAPAC revenues decreased $3.6 million, or 5.8%, primarily due to an economic slowdown in China and other southeast Asian economies. Printer and media sales decreased by $4.3 million, partially offset by a $1.0 million increase in Vocollect's revenues in ASIAPAC.

Across all regions the combined impact from foreign currency rates as compared to the prior-year period was $18.5 million, or 2.2%, unfavorable to revenue.
2011 vs. 2010. Excluding the impact from acquisitions, total revenues in 2011increased 7.8%, or $52.8 million, compared to 2010, with growth in EMEA, ASIAPAC and LATAM of 11.7%, 22.7% and 29.3% respectively.
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
Intermec-branded service revenues of $143.1 million for the year ended December 31, 2011 increased $9.2 million, or 6.8%, compared to 2010. The increase in Intermec-branded service revenues was driven by service revenue from the Enterprise Mobile acquisition in March 2011, partially offset by a year-over-year decline in service revenue from U.S. federal government customers.
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
Segment Gross Profit
Segment gross profit and segment gross margin by revenue category for the years ended December 31, 2012, 2011 and 2010, were as follows (in millions):

	Year Ended December 31,
	2012		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$189.1	35.7%	$238.9	39.9%	$204.0	37.4%
Intermec-branded services	53.8	39.0%	51.1	35.7%	53.6	40.0%
Voice solutions	73.1	59.8%	56.7	53.4%	—	—%
Total gross profit and gross margin	$316.0	40.0%	$346.7	40.9%	$257.6	37.9%
2012 vs. 2011. Total gross profit for the year ended December 31, 2012, decreased by $30.7 million, or 8.9%, as compared to 2011. The decrease in total gross profit was primarily attributable to increased pricing discounts on Intermec-branded products, reduced sales and negative foreign currency exchange impacts. The gross profit decline was partially offset by the inclusion of a full year of Vocollect results in the Voice solutions segment.
Intermec-branded product gross profit decreased $49.8 million, or 20.8%, for the year ended December 31, 2012, as compared to 2011, primarily due to certain pricing discounts, reduced sales and the impact of foreign currency conversion rates.
Intermec-branded service gross profit increased $2.7 million, or 5.3%, for the year ended December 31, 2012, attributable primarily to the inclusion of results for a full period from the Enterprise Mobile acquisition and reduced costs, partially offset by reduced sales in our traditional services business, largely in EMEA.
Voice solutions gross profit increased $16.4 million for the year ended December 31, 2012 due primarily to the inclusion of a full year of Vocollect results as compared to ten months in 2011.
2011 vs. 2010. Total gross profit for the year ended December 31, 2011, increased $89.1 million and the total gross margin increased by 300 basis points compared to 2010. The increase in total gross profit reflects a $31.0 million, or 180 basis points, increase in gross profit for the Intermec-branded products segment and incremental gross profit on our acquired Voice solutions in our sales mix, partially offset by a $2.6 million, or 420 basis points, decrease in gross profit for the Intermec-branded service segment. The increase in 2011 product gross profit and gross margin was primarily due to an increased volume of product sales including acquisitions and favorable product mix.
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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Expense and Interest Expense (in millions)

	Year Ended December 31,
	2012		2011		2010
	Amount	Change from prior year	Amount	Change from prior year	Amount
Research and development, net	$82.5	$(1.9)	$84.4	$14.9	$69.5
Selling, general and administrative expense	246.8	(3.4)	250.2	65.1	185.1
Impairment of property, plant and equipment	—	(0.9)	0.9	(2.1)	3.0
Capitalized legal fees charge	—	(5.6)	5.6	5.6	—
Impairment of goodwill	51.2	51.2	—	—	—
Gain on sale of assets	(5.2)	(5.2)	—	3.1	(3.1)
Acquisition costs	—	(6.0)	6.0	6.0	—
Restructuring costs	4.4	(1.5)	5.9	3.1	2.8
Interest expense, net	2.8	0.6	2.2	2.1	0.1
Research and Development Expense - Research and development ("R&D") expense decreased $1.9 million, or 2.3%, for the year ended December 31, 2012, compared to 2011. This decrease in R&D expense was primarily due to a $2.0 million decrease in costs for labor, contractors and bonuses.
R&D expense increased $14.9 million, or 21.4%, for the year ended December 31, 2011 compared to 2010. This increase in R&D expense was due to $18.8 million related to the Vocollect acquisition, partially offset by lower expenditures in 2011 driven by efficiency initiatives in the Intermec-branded products business.
Selling, General and Administrative Expense - Total selling, general and administrative (“SG&A”) expenses were $246.8 million for the year ended December 31, 2012, compared to SG&A expenses of $250.2 million for the year ended December 31, 2011. The decrease of $3.4 million, or 1.4%, was partially due to $6.6 million from foreign exchange forward contracts, which had gains of $0.5 million in 2012 compared with losses of $6.1 million in 2011; offset by increases of approximately $3.0 million in 2012 due to transaction costs for the Honeywell merger agreement. SG&A was also impacted by decreases in salary expense related to the restructuring plan in June 2012, reduced bonus expense, gains from death benefits under company-owned life insurance, lower commissions on decreased sales and decreases in stock-based compensation expense due to forfeitures of awards related primarily to the departure of our former CEO; partially offset by increases for severance pay for our former CEO, increased bad debt expense and the inclusion of a full year of expenses related to businesses acquired in March 2011.
SG&A expense increased $65.1 million, or 35.2%, for the year ended December 31, 2011 compared to 2010. The increase was primarily attributable to $41.9 million of costs associated with the Vocollect business we acquired, increased investment in our sales and marketing organization, an ERP system implementation in EMEA and increased incentive compensation.
Impairment of Goodwill - Impairment of goodwill for the year ended December 31, 2012 totaled $51.2 million. We recorded several goodwill impairment charges during the year as a result of the carrying amount of the reporting unit's goodwill exceeding its implied fair value, which primarily reflected our business performance versus our forecast and the Company’s lower market capitalization. See Note 15, Goodwill and Other Long-Lived Assets, to the Consolidated Financial Statements for further discussion. We had no similar expense related to impairment of goodwill during 2011 and 2010.
Acquisition Costs - The acquisition costs of $6.0 million for the year ended 2011 consist of transaction related fees such as investment banking, legal and audit fees, along with integration, retention and transition costs that relate to the acquisitions made in the first quarter of 2011.
Capitalized Legal Fees Charge - The write-off of capitalized patent defense costs of $5.6 million for the year ended 2011 relate to legal costs capitalized between 2007 and 2011 attributable to a patent lawsuit. There were no similar transactions in 2012 or 2010. Refer to Note 13, Litigation, Commitments and Contingencies, to the Consolidated Financial Statements for more information about charges taken during 2011, and about other capitalized patent defense costs reflected on our balance sheet.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Gain on Sale of Assets - In 2012, we realized a gain of $5.2 million on the sale of assets, including $3.9 million from the sale of patents, intellectual and other property, and $1.2 million on the sale of a European-based reseller business. There were no similar gains reported in 2011. In 2010, we realized $3.1 million of gains on intellectual property sales.
Restructuring Charges - On June 12, 2012, after revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan ("2012 Plan") to better align our cost structure with our current and anticipated needs by lowering costs primarily in North America and Europe. These reductions were primarily intended to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing. Under this restructuring plan, we expected to reduce our workforce, primarily in the United States and Europe, by approximately 160 employees, representing approximately 7% of our total global work force. As of December 31, 2012, we have reduced the workforce by 140 employees in connection with this restructuring plan. We anticipate that the final reduction of the workforce, once completed, will be approximately 145 employees.
The total restructuring costs for the June 2012 Plan were expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. In the third and fourth quarter we did not incur any additional charges, and we reversed $1.1 million of the charges taken in the second quarter, due to lower severance payouts, as well as ultimately retaining certain employees who were initially part of the workforce reduction plan.Therefore, the net expense recorded in 2012 related to the 2012 Plan was $4.8 million. The net restructuring expense of $4.4 million reflected in our financial statements for the year ended December 31, 2012 also includes a reversal of $0.3 million made to the May 2011 restructuring plan ("2011 Plan").
The total pre-tax restructuring costs for the 2011 Plan were expected to be approximately $5.9 million, including employee termination costs of approximately $5.4 million, and $0.5 million of other transitional costs. We recorded $5.9 million for the year ended December 31, 2011. Substantially all of the severance-related and periodic transitional costs were cash expenditures.
As of December 31, 2012, we have recorded all of the charges related to both the 2011 Plan and the 2012 Plan. The costs have been recorded in our consolidated statement of operations as restructuring charges. We expect that any remaining severance-related payments will be cash expenditures.
In 2010, we recorded $2.8 million of the restructuring charges related to restructuring plans announced in January and April of 2009. These plans were intended to reorganize our sales function and reduce our work force. As of December 31, 2010, all restructuring charges related to these plans had been recorded, and substantially all of the severance-related and periodic transitional costs were cash expenditures. See Note 10, Restructuring, to the Consolidated Financial Statements for further discussion.
Impairment of Property, Plant and Equipment - We recorded a $0.9 million impairment charge for the year ended December 31, 2011, as a result of a write-down in the value of vacant land held for sale. We recorded a $3.0 million impairment charge for the year ended December 31, 2010, as a result of a write-down of a real estate asset prior to its sale in the fourth quarter of 2010. There was no impairment charge for the year ended December 31, 2012.
Interest, net - Net interest expense increased $0.6 million and $2.1 million in 2012 and 2011, respectively, as compared to the prior year periods, due to the additional interest paid on borrowings under our revolving credit facility, which was used to finance a portion of the Vocollect acquisition in March 2011 and for general business operations.
Income tax expense (in millions)

	Year Ended December 31,
	2012		2011		2010
	Amount	Change from prior year	Amount	Change from prior year	Amount
Income tax expense	$216.0	$193.7	$22.3	$16.8	$5.5
We are required to assess quarterly the recoverability of our deferred tax assets based on a “more likely than not” basis. Management considers all evidence available for the recovery of the assets, which includes the following in the order of their persuasiveness: i) future taxable temporary differences; ii) loss carry back availability; iii) tax planning strategies; and iv) expected future operating income. Consistent with the guidance under ASC 740, when a company has incurred cumulative pretax losses for a three-year period, it is more difficult to rely upon expected future operating income as sufficient evidence for recovery of its deferred tax assets. In the quarter ended April 1, 2012, we recorded a pre-tax loss and significantly underperformed compared to our forecast.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Accordingly, in the first quarter of 2012, in light of the current performance as well as certain changes in management, we revised our forecast downward for our U.S. operations for the remainder of 2012. We considered all the foregoing as significant, objective and verifiable negative evidence that we took into account in our assessment. We concluded that it was more likely than not that the value of such assets would not be realized and that we needed therefore to record a valuation allowance for our U.S. entities representing the full balance of these assets. In addition, we had net operating losses in certain foreign operations against which we recorded valuation reserves totaling $2.2 million until a stronger history of profits in those jurisdictions is realized. This increase was reflected as an expense in the year ended December 31, 2012.
Our effective tax rate from continuing operations for 2012 is higher than the U.S. statutory rate of 35% due primarily to the valuation allowances reserves discussed above and our mix and levels of taxable income between jurisdictions.
As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly owned non-U.S. subsidiary in Singapore. In 2012, 2011 and 2010 we recorded a non-cash tax expense of approximately $4.1 million each year to establish a Singapore headquarters for our supply chain operations and foreign sales activities. This is a recurring item regardless of the amount of income from operations, and will be a tax expense of approximately $4.1 million annually through 2017. We expect to license non-U.S. intellectual property and exploitation rights from our recently acquired businesses to our Singapore subsidiary.
In the normal course of our business, we seek lawful, tax-efficient means of managing our income tax expense. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for further information on income taxes.
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
Our currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in foreign exchange rates, net of hedging activities, resulted in net foreign currency transaction losses of $1.9 million, $2.5 million, and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
For fiscal year 2012, our operations derived approximately 60.9% of revenues from non-U.S. dollar currencies. At December 31, 2012, long-lived assets attributable to countries outside of the U.S. comprised 19% of total long-lived assets. The largest components of these assets are attributable to Singapore.
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
Our revolving credit facility includes covenants that, if not met, could have an adverse effect on our cash flows. If we failed to satisfy one or more of these covenants, we may need to make choices that limit some of our business or financing activities in order to bring ourselves into compliance. These choices could have an adverse effect on our results of operations and cash flows.
At December 31, 2012, $16.1 million of our cash is designated as offshore working capital not available for U.S. operations and our remaining cash of $69.1 million is available for U.S. operations. We do not intend to repatriate the offshore working capital. However, if we were to do so, under currently applicable tax laws we would incur tax expense of approximately $0.9 million.
Cash Flow Summary
Our cash flows are summarized in the following table (in millions):

	Year ended December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(2.4)	$14.3	$21.8
Net cash provided by (used in) investing activities	6.7	(215.8)	18.2
Net cash (used in) provided by financing activities	(14.7)	77.2	(18.2)
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.1)	(2.2)
Resulting (decrease) increase in cash and cash equivalents	$(9.9)	$(126.4)	$19.6
At December 31, 2012, cash and cash equivalents totaled $85.2 million, a decrease of $9.9 million compared to the December 31, 2011 balance of $95.1 million. The decrease in cash is primarily due to cash used in operating activities of $2.4 million and net repayments of debt of $20.0 million, offset by proceeds from our company-owned life insurance policies of $10.2 million.
Cash used in or provided by operating activities consists of net losses adjusted for non-cash items and the effect of changes in working capital and other activities. Cash used in operating activities during the year ended December 31, 2012 was $2.4 million and consisted primarily of a net loss of $282.5 million, adjusted for cash used in working capital and other activities of $10.2 million; offset by increases in non-cash items of $290.3 million, including deferred taxes of $212.4 million and impairment on goodwill of $51.2 million. Cash provided by operating activities during the year ended December 31, 2011 was $14.3 million and consisted primarily of a net loss of $30.7 million, adjusted for cash used in working capital and other activities of $9.9 million; offset by adjustments for increases in non-cash items of $55.0 million, including deferred taxes of $11.4 million. Cash provided by operating activities during the year ended December 31, 2010 was $21.8 million and consisted primarily of a net loss of $5.3 million, adjusted for increases in non-cash items of $18.5 million and cash provided by working capital and other activities of $8.6 million.
Net cash provided by investing activities was $6.7 million during the year ended December 31, 2012, consisting of proceeds from our company-owned life insurance policies of $10.2 million and proceeds from the sale of assets of $6.4 million, partially offset by capital expenditures of $9.5 million. Investing activities for the year ended December 31, 2011, used cash of $215.8 million, primarily due to the acquisitions of Vocollect and Enterprise Mobile and capital expenditures of $19.6 million, partially offset by the conversion of short-term investments to cash. In 2010, investing activities provided $18.2 million of cash primarily due to sales of investments of $36.7 million, partially offset by capital expenditures of $14.3 million.
Financing activities used cash of $14.7 million during the year ended December 31, 2012, primarily due to net repayments of debt of $20.0 million. Financing activities for the year ended December 31, 2011, provided cash of $77.2 million, primarily related to incurring debt of $139.0 million, offset by a $54.0 million repayment of debt and a repurchase of our common stock of $10.0 million. The net debt of $85 million was used to finance a portion of the acquisitions of Vocollect and Enterprise Mobile noted in the discussion of investing activities above. Financing activities for the year ended December 31, 2010, used cash of $18.2 million primarily related to the repurchase of our common stock of $20.0 million, partially offset by the issuance of stock under the Employee Stock Purchase Plan and exercised stock options.
Credit Facility
We have a secured revolving credit facility (the “Revolving Facility”) with Wells Fargo Bank, National Association (the “Bank”), which matures December 31, 2014. As of December 31, 2012, the borrowing capacity under the Revolving Facility, before consideration of outstanding borrowings and financial covenant limitations, was $100.0 million. At December 31, 2012, we had

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

outstanding borrowings of $65.0 million under the revolving credit line and $3.1 million under the letters of credit. After considering the financial covenant requirements in effect at December 31, 2012, we had a remaining borrowing capacity of $23.3 million under the Revolving Facility.
During the year ended December 31, 2012, our weighted-average borrowings outstanding under the Revolving Facility was $78.8 million. During the year ended December 31, 2012, we made repayments of $47.0 million under the Revolving Facility, offset by borrowings of $27.0 million.
Loans under the Revolving Facility bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the Bank's prime rate, less the applicable margin, which ranges from 0.25% to 1.00%. We pay a quarterly unused commitment fee on the unused portion of the Revolving Facility between 0.15% to 0.25% and fees between 0.60% to 1.00% on outstanding letters of credit, both of which are based on the level of debt leverage under the Revolving Facility.
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
On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum Adjusted EBITDA and to add a new financial covenant for permitted acquisitions. On October 31, 2012, we amended the Revolving Facility to modify the financial covenant related to Adjusted EBITDA, reducing the minimum Adjusted EBITDA allowed for the trailing twelve month period for the fourth quarter of 2012 from $45.0 million to $40.0 million. This amendment also set our borrowing capacity under the Revolving Facility at $100 million, reduced from $150 million.
Effective December 31, 2012, we amended the Revolving Facility to modify the financial covenant related to minimum Adjusted EBITDA, further reducing such minimum for the trailing twelve month period ended with the fourth fiscal quarter of 2012 from $40.0 million to $35.0 million, and for the trailing twelve month periods ending with each fiscal quarter of 2013 from $45 million to $35 million. The minimum Adjusted EBITDA remains unchanged at $45.0 million for the trailing twelve month periods ending as of the end of each subsequent fiscal quarter. This amendment also modified the financial covenant related to the ratio of total debt to EBITDA, reducing such ratio from 2.50 to 2.00 for each fiscal quarter of 2013. The financial covenant related to the ratio of total debt to EBITDA remains unchanged at 2.50 for each subsequent fiscal quarter. After giving effect to these amendments, we were in compliance with the required covenants of the Revolving Facility as of December 31, 2012. The Merger, if consummated, would be considered a “change of control” under the Revolving Facility, which would constitute an event of default; however, we anticipate that all outstanding indebtedness under the Revolving Facility will be repaid concurrently with the consummation of the Merger and the Revolving Facility would be terminated.
A number of factors, including (without limitation) general macroeconomic and competitive conditions, increase the risk and uncertainty relating to achieving the levels of financial performance we expect and that would be required to remain in compliance with the financial covenants included in the Revolving Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted EBITDA and to manage our capital investment and debt levels. If our financial performance does not meet our expectations, we could fail to be in compliance with certain of the financial covenants in the Revolving Facility and, in that event, the Bank would have the right to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.
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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Share repurchase authorization
In June 2010, our Board authorized the expenditure of up to $75 million for the repurchase of shares of our common stock (the “Repurchase Authorization”). In 2010 and 2011, we purchased an aggregate of $30 million of our outstanding common stock and $45 million remains available under the current Repurchase Authorization. The number of shares and the timing of any share repurchases will depend on factors such as the stock price, economic and market conditions, regulatory restrictions, and the attractiveness of other capital deployment opportunities. We do not have current plans to use the Repurchase Authorization in 2013. Use of the Repurchase Authorization also is not permitted by the terms of the Merger Agreement with Honeywell.
Contractual Obligations
The following table summarizes our significant contractual commitments for continuing operations as of December 31, 2012 (in millions). The table does not include amounts recorded on our consolidated balance sheet as current liabilities.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$48.5	$14.3	$15.0	$6.8	$12.4
Financing lease obligation	8.8	3.2	5.6	—	—
Long-term debt, including interest[1]	67.4	1.2	66.2	—	—
Purchase commitments	37.6	25.1	10.4	2.1	—
Pension and other postretirement cash funding requirements	125.5	3.2	36.6	27.8	57.9
Director deferred compensation arrangements	1.4	1.4	—	—	—
Total contractual obligations	$289.2	$48.4	$133.8	$36.7	$70.3
1 Interest payments are based on a variable interest rate, and are estimated above based on the interest rate of 1.875% in place at December 31, 2012. See Note 3, Revolving Credit Facility, of the Notes to the Consolidated Financial Statements for further details.
Operating leases are discussed in Note 13, Litigation, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. Pension and other postretirement plans are discussed in Note 12, Pension and Other Postretirement Benefit Plans, of the Notes to the Consolidated Financial Statements.
Purchase commitments include engineering fees related to take-or-pay purchase agreements, software license payments, and purchasing obligations for capital assets and materials. Some of the contracts for the purchase of finished goods, raw materials or other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as certain purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on current manufacturing or service contract needs and are typically fulfilled by vendors within short time horizons, but may represent an estimated annual spend or authorization with actual orders placed as spending is required.
We have requirements to provide minimum funding for our pension and other postretirement benefits plans under ERISA regulations, which are reflected in the table above. We may make future discretionary contributions to the extent that such contributions are actuarially determined to be required in order to adequately fund the plans and make matching contributions on a portion of our employees’ contributions. The table above excludes $4.0 million of discretionary contributions that have been recorded in accrued expenses in the consolidated balance sheet as of December 31, 2012. See Note 12, Pension and Other Postretirement Benefit Plans, of the Notes to the Consolidated Financial Statements for additional details.
At December 31, 2012, we had a liability for unrecognized tax benefits of $24.3 million, which has been omitted from the table above, because we cannot determine with certainty the timing of the related future cash payments. We expect to fund these contractual obligations with our existing cash, cash equivalents, short-term investments and cash flows from operations.
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
Revenue Recognition
We record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.
Intermec-Branded Product Sales. Revenue from Intermec-branded product sales is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exceptions, return provisions, or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exceptions, and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are estimated based on management’s best estimate of the amount of allowances that the customer will ultimately receive and based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewals, to our customers in the form of product maintenance services. Our product and services are separately stated and priced. We defer the stated amount of the separately stated and priced product maintenance services contracts and recognize the deferred revenue as services are rendered, generally straight-line over the contract term.We infrequently enter into multiple-element arrangements with our customers, and these sales may include deliverables such as hardware, software, professional consulting services, and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, we apply the provisions of multiple elements accounting to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.
We sell products with embedded software to our customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and we do not provide post-contract customer support specific to software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain infrequent situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.
Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue when delivery has occurred.
Voice solutions. For Voice solutions, a substantial portion of the revenues are derived from arrangements that contain multiple deliverables that may include terminals and software, accessories, hardware, and support and consulting services. Most of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple element arrangements. For those deliverables that qualify as separate units of accounting, we must assign a value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value, if available; third-party evidence (“TPE”) of its value, if VSOE is not available; or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method.
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
Voice solutions units of accounting are terminals and related software, headsets and accessories, hardware support, software support and professional services. Products are typically considered delivered upon shipment. Support services revenue is deferred and recognized ratably over the period during which the services are performed, which is typically one to three years. Professional services revenue is recognized as the services are delivered or as milestones are invoiced, so long as such invoicing approximates services delivery. Our arrangements generally do not provide any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
Inventory Obsolescence
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

Income Taxes
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
Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2012, we had net deferred tax assets of $13.9 million, which include $35.6 million of general business credit carry-forwards and $59.5 million of foreign tax credit carry-forwards with expiration dates ranging from 2016 through 2031. The remainder of our deferred tax assets consist of tax timing items, including postretirement obligations, deferred revenue and capitalized R&D expenses. Our valuation allowance against these net deferred tax assets is $232.3 million. In analyzing use of our deferred tax assets, we consider in the following in the order of their persuasiveness: i) future taxable temporary differences, ii) loss carry-back availability, iii) prudent and feasible tax planning strategies, and iv) expected future operating income and the mix of these earnings in the jurisdictions in which we operate. When a company has incurred cumulative pretax losses for a three year period, it is more difficult to rely upon expected future operating income as sufficient evidence for recoverability of its deferred tax assets. However, we view actual results as more reliable. During 2011, we considered the uncertainties associated with projected future taxable income (exclusive of reversing temporary differences) to be significant and we gave little weight to projections of future U.S. taxable income. This was the case even though a sizable portion of our U.S. losses were the result of charges incurred for restructurings, impairments, and other special items, and without these charges, we had cumulative operating income in the United States through December 31, 2011. In the fourth quarter of 2011, we based our assessment of the prospects for recovering deferred tax assets solely on the objective and verifiable evidence represented by our historical three-year average U.S. earnings (excluding certain non-recurring charges) and not on the future earnings we forecasted in excess of that average. For the fourth quarter 2011, we recorded a $21.4 million valuation allowance.
In the quarter ended April 1, 2012, we recorded a pre-tax loss and significantly underperformed our forecast. Accordingly, in the first quarter of 2012, in light of the current performance as well as certain changes in management, we revised our forecast downward for our U.S. operations for the remainder of 2012. We considered all the foregoing as significant, objective and verifiable negative evidence that we took into account in our assessment. We concluded that it was more likely than not that the value of such assets would not be realized and that we needed therefore to record a valuation allowance for our U.S. entities representing the full balance of these assets. As a result, we recorded a $206.9 million valuation allowance for the first quarter 2012.
A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our U.S. deferred tax assets. In the event that we determine in the future that we expect to benefit from our deferred income tax assets in excess of the net balance at that time, we will make an adjustment to the deferred tax asset valuation allowance. This will reduce the provision for income taxes in that period. Until such time, we will offset U.S. profits

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

against our deferred tax assets and will reduce the overall level of deferred tax assets subject to valuation allowance as a result. For the fourth quarter 2012, we recorded a $5.5 million release of valuation allowance related to U.S. deferred tax assets.
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
Pension and Other Postretirement Benefits
We have qualified and nonqualified pension plans that cover some of our employees. Our U.S. qualified pension plan and U.S. nonqualified plans were fully frozen effective February 28, 2010 and December 31, 2009, respectively. Annual employer contributions are made to the extent such contributions are actuarially determined to be required in order to adequately fund the plans. We expect to contribute approximately $3.9 million and $3.3 million to our U.S. and non-U.S. pension plans, respectively, in 2013.
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
The rate used to discount future cash flows of benefit obligations back to the measurement date reflects the market rate for high-quality, fixed-income debt instruments. The weighted average discount rates for our domestic and foreign plans as of December 31, 2012, were 4.22% and 4.07%, respectively, compared to 4.65% and 4.63% as of December 31, 2011. The decrease in the discount rate used for domestic plans reflects lower interest rates in the current market. A one-half percentage point decrease in our discount rate on pension cost would result in an increase in benefit obligation of $21.5 million and would decrease expense by $1.5 million. The expected return on plan assets is based on the market-related value of assets. For the market-related value of assets, a calculated basis is used to reflect a smoothed actuarial value of assets, equal to a moving average of market values in which investment income is recognized over a five-year period for U.S. plans and a three-year period for non-U.S. plans. To determine the expected long-term rate of return, we use historic market trends combined with current market conditions. As of December 31, 2012, the weighted average expected long-term rate of return for our domestic and foreign plans was 7.30% and 5.33%, respectively. A one-half percentage point decrease in the expected long-term rate of return would result in an increase in our net periodic pension cost of $0.9 million. Actuarial assumptions used to measure the accumulated benefit obligation for other postretirement benefits include a discount rate of 3.50% and 4.30% at December 31, 2012 and 2011, respectively. The effect on our postretirement benefit cost of one-half percentage point decrease in the discount rate would be immaterial. The assumed health care cost trend rate for fiscal year 2012 was 8.10% and is projected to decrease over sixteen years to 4.50%, where it is expected to remain thereafter. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase or decrease in the assumed health care cost trend rate on the postretirement benefit obligation would be immaterial.
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
We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Intermec Global Solutions (“IGS”). Voice solutions contains the Vocollect Supply Chain (“VSC”) and Vocollect Healthcare Solutions reporting units (“VHS”).

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

We test goodwill for impairment each year as of our November month-end, or more frequently when an event occurs or circumstances change such that it is more likely than not that an impairment exists. The impairment test involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
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
Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth; and

•	Market multiples.
Q1 2012 goodwill impairment analysis. During the first quarter of 2012, two events occurred that triggered an analysis of the carrying value of goodwill. Specifically, operating income was less than our forecast, primarily due to a $19.0 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not the fair value of the Company’s goodwill was less than its book value. We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS, and VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of our VSC reporting unit exceeded its fair value. We completed our Step 2 impairment test and recorded a goodwill impairment charge of $41.2 million associated with the first quarter Step 2 impairment analysis of our VSC reporting unit for the year ended December 31, 2012.
Q2 2012 goodwill impairment analysis. During the three months ended July 1, 2012, we significantly changed the composition of key senior management at the reporting units and also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace including macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were made which resulted in changes in the amount and timing of receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, and the result was reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.
We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS, and VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of our VHS reporting unit exceeded its fair value, so we then performed a Step 2 analysis. Based on our analysis we recorded a goodwill impairment of $5.4 million associated with the second quarter Step 2 impairment analysis of our VHS reporting unit. This impairment was primarily the result of a reduction in our long-term business forecast specifically related to expected government spending in the skilled nursing area, the likely impact on capital investments in that market, and the timing of the launch of new products for our Healthcare reporting unit.
Q3 2012 goodwill impairment analysis. During the three months ended September 30, 2012, we missed our revenue and operating income forecast at our VSC reporting unit primarily due to significant economic pressures as well as slower revenue growth in North America. In addition, our VSC reporting unit experienced changes in key management personnel in our North American region, and we lowered our forecast.
As a result of the changes and evaluations, key operational and investment decisions were made that resulted in changes in the amount and timing of receipts and expenditures. Specifically, the forecast of revenue was revised, which resulted in a significant decrease in the forecast of our VSC reporting unit. Therefore, we performed an interim Step 1 goodwill impairment test as of

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

September 30, 2012. After performing our impairment test we determined that the fair value of the VSC reporting unit exceeded its carrying value by $2.6 million and, as a result, there was no goodwill impairment as of September 30, 2012.
Annual 2012 goodwill impairment analysis. As part of our annual goodwill impairment analysis, we performed a Step 1 goodwill impairment analysis of all our reporting units as of our measurement date of November 30, which determined that the carrying values of our VHS and IGS reporting units exceeded their carrying values. As a result, we performed a Step 2 goodwill impairment analysis of our VHS and IGS reporting units. We considered a market value of our common stock based on average stock prices for a trading period of 30 - 60 days, which took into account a control premium range of approximately 4% to 8%.
The impairment of our VHS reporting unit was largely the result of an increase in the fair value of intangible assets other than goodwill. In the Step 2 analysis, intangibles for the reporting unit are revalued for the purposes of the impairment calculation. As of the November 30, 2012 measurement date, the fair value of the VHS intangible assets increased due to ongoing in-process product development and new customer sales. The increase in the intangible assets reduced the implied fair value of the goodwill, resulting in an impairment charge in the fourth quarter of 2012 of $1.2 million relating to our VHS reporting unit.
The impairment of our IGS reporting unit was primarily due to a significant decline in the financial performance of the reporting unit during the fourth quarter of 2012, which was negatively impacted by the loss of two major customers and required a significant decrease in the outlook of the business. As a result, we recorded a goodwill impairment charge of $3.3 million in the fourth quarter of 2012 relating to our IGS reporting unit.
As of November 30, 2012, the fair value of our VSC reporting unit exceeded its carrying value by $51.1 million, or 25.8%.
The goodwill balance before and after the goodwill impairment charges recorded during the year ended December 31, 2012 is as follows (in thousands):

Reportable Segment	Reporting Unit	Goodwill Balance at December 31, 2011	Goodwill impairment	Goodwill Balance at December 31, 2012
Intermec-branded services:	Intermec Global Solutions (IGS)	$3,348	$(3,348)	$—
Voice solutions:	Supply chain (VSC)	130,682	(41,174)	89,508
	Healthcare (VHS)	9,480	(6,635)	2,845
	Total:	$143,510	$(51,157)	$92,353
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
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Due to the same circumstances that required the interim goodwill impairment test and annual goodwill impairment test above, we evaluated the long-lived assets of our reporting units with goodwill for impairment for the quarters ended April 1, 2012, July 1, 2012, September 30, 2012 (VSC reporting unit only for the third quarter of 2012), and November 30, 2012, the measurement date of our our annual goodwill impairment test. We determined that the carrying amount of the long-lived assets of our reporting units with goodwill did not exceed their estimated undiscounted future cash flows, and thus our total long-lived assets were not impaired as of April 1, 2012, July 1, 2012, September 30, 2012 (VSC reporting unit only for the third quarter of 2012), and November 30, 2012.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Recent Accounting Pronouncements Not Yet Adopted
See Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements. We do not expect any of these pronouncements to have a material effect on our results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Exchange Rates: Due to our global operations, our cash flow and earnings are exposed to risk based on movements in foreign exchange rates. We conduct business in approximately 102 countries and generally invoice customers in their local currency, resulting in a foreign currency denominated revenue transaction and accounts receivable balance. Our subsidiaries also purchase certain raw materials and other items in local currencies.
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
We performed a sensitivity analysis to determine the hypothetical change in fair value of our outstanding foreign exchange forward contracts assuming a 10 percent movement in currency exchange rates. The following table presents the hypothetical change in fair value arising from strengthening and weakening of the respective contract currencies by 10 percent at December 31, 2012 and 2011:

	Change in Fair Value of Contracts given a Weakening of Contract Purchase Currency by 10%	Fair Value of Contracts at End of Period	Change in Fair Value of Contracts given a Strengthening of Contract Purchase Currency by 10%
Forward contracts at December 31, 2012	$8,341	$931	$(6,476)
Forward contracts at December 31, 2011	$658	$(815)	$(2,122)
The actual gains and losses in the future may differ significantly from this analysis if changes in the timing and amount of currency exchange rate movements and our hedging activities are different from 2012. The gains and losses on our forward contracts from a hypothetical change in currency exchange rates would be significantly offset by revaluation gains and losses on the corresponding assets and liabilities being hedged.
During the year ended December 31, 2012, $481.3 million, or 61%, of our sales were denominated in U.S. dollars, $120.5 million, or 15%, were denominated in Euros, $53.6 million, or 7%, were denominated in British pounds, and $134.7 million, or 17%, were denominated in other foreign currencies. Fluctuations in foreign currency translation rates negatively impacted our sales by approximately $18.5 million in 2012 in comparison to 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures as of December 31, 2012
Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.
Updated Goodwill Impairment Controls and Procedures
In Note 17, Quarterly Financial Information, Immaterial Restatement of Goodwill Impairment, we report a correction to our goodwill impairment charges and the reported ending implied fair value of goodwill for the fiscal quarters ended July 1, 2012 (“Q2 2012”) and September 30, 2012 (“Q3 2012”). The correction arose from a data entry error in Q2 2012 that represented a deficiency in the design and the operation of the Company's internal controls related to the goodwill impairment analysis. The error was identified in the course of performing year-end procedures.
As of the previous year-end of December 31, 2011 and as of the end of each of the first three fiscal quarters of 2012, we had concluded that a significant deficiency existed in our internal controls related to goodwill impairment analysis. We determined that the controls were not properly designed to reduce the risk that the significant assumptions and inputs to be used in the valuation of goodwill were inappropriate. This deficiency impacted the reported value of goodwill on the balance sheet, the value of goodwill for the reporting units in the footnote disclosure and the value of any goodwill impairment charge in the statement of operations. While the deficiency could impact individual lines within the statement of cash flows, total cash flows from operations would not be impacted. We reported this deficiency to the Audit and Compliance Committee of our Board of Directors for each of these periods and had remediation plans in progress.

We reevaluated the effectiveness of the design and operation of internal controls related to the goodwill impairment analysis in light of the new information regarding the data entry error in Q2 2012 and the immaterial restatement of goodwill impairment set forth in Note 17. Based on that reevaluation, we have concluded that a material weakness existed in our internal control over the goodwill impairment analysis as of July 1, 2012 and September 30, 2012.
Because we identified the existence of a significant deficiency in the internal controls related to the goodwill impairment analyses at the end of 2011 and throughout 2012, and have now determined that the deficiency constituted a material weakness as of July 1, 2012 and September 30, 2012, in performing our assessment of internal controls as of December 31, 2012 we rigorously reviewed the remediation undertaken throughout 2012 and particularly since July 1, 2012. Throughout this time, the Company significantly improved the design, documentation and execution of the internal controls related to the accounting and disclosure of the goodwill impairment analysis. The enhancements included, without limitation, improving controls documentation, designing and implementing new controls, hiring additional staff with the appropriate technical accounting expertise, performing additional controls testing and enhanced use of outside valuation experts.
Based on our testing and review of the internal controls related to the accounting and disclosure of the goodwill impairment analysis during our year-end reporting cycle, we conclude that the deficiency was remediated as of December 31, 2012.

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
Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below in this Item 9A.
Management’s Certifications
The certifications of the Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Form 10-K.

/s/ Allen J. Lauer
Allen J. Lauer
Chief Executive Officer

/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington
We have audited the internal control over financial reporting of Intermec, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 11, 2013

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
Intermec, Inc.
Attention: Investor Relations
6001 36th Avenue West
Everett, WA 98203-1264
We are permitted to incorporate by reference into this report certain information that will be contained in our definitive proxy statement relating to the 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting Proxy Statement”). Information to be included in Part III, Item 10, will be included in our 2013 Proxy Statement, and is incorporated herein by this reference. Certain information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information to be included in Part III, Item 11, will be included in our 2013 Annual Meeting Proxy Statement, and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
Information to be included in Part III, Item 12, will be included in our 2013 Annual Meeting Proxy Statement, and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information to be included in Part III, Item 13, will be included in our 2013 Annual Meeting Proxy Statement, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information to be included in Part III, Item 14, will be included in our 2013 Annual Meeting Proxy Statement, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(b) Index to Exhibits at page 95 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermec, Inc.
/s/ Robert J. Driessnack
Robert J. Driessnack
Senior Vice President and Chief Financial Officer
March 11, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Allen J. Lauer	Director and Chairman of the Board, Interim Chief Executive Officer and President	March 11, 2013
Allen J. Lauer

/s/ Eric J. Draut	Director	March 11, 2013
Eric J. Draut

s/ Keith L. Barnes	Director	March 11, 2013
Keith L. Barnes

/s/ Gregory K. Hinckley	Director	March 11, 2013
Gregory K. Hinckley

/s/ Lydia H. Kennard	Director	March 11, 2013
Lydia H. Kennard

/s/ Stephen P. Reynolds	Director	March 11, 2013
Stephen P. Reynolds

/s/ Steven B. Sample	Director	March 11, 2013
Steven B. Sample

/s/ Oren G. Shaffer	Director	March 11, 2013
Oren G. Shaffer

/s/ Larry D. Yost	Director	March 11, 2013
Larry D. Yost

/s/ Robert J. Driessnack	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
Robert J. Driessnack

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intermec, Inc.
Everett, Washington
We have audited the accompanying consolidated balance sheets of Intermec, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermec, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 11, 2013

INTERMEC, INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$85,169	$95,108
Short-term investments	197	170
Accounts receivable, net	118,647	139,737
Inventories	110,168	103,622
Current deferred tax assets, net	7,225	84,541
Other current assets	24,592	24,226
Total current assets	345,998	447,404
Deferred tax assets, net	8,514	141,064
Goodwill	92,353	143,510
Intangible assets, net	44,742	61,996
Property, plant and equipment, net	44,327	47,086
Other assets, net	20,336	28,230
Total assets	$556,270	$869,290
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,440	$82,533
Payroll and related expenses	22,410	32,540
Accrued expenses	38,149	45,192
Deferred revenue	51,898	47,234
Financing lease obligation	2,460	—
Total current liabilities	191,357	207,499
Long-term debt	65,000	85,000
Long-term financing lease obligation	831	—
Pension and other postretirement benefits liabilities	125,546	124,058
Long-term deferred revenue	33,186	28,960
Other long-term liabilities	13,730	15,344
Commitments and contingencies
Shareholders' equity:
Common stock (250,000 shares authorized, 63,453 and 62,956 shares issued and 60,354 and 59,717 outstanding)	639	636
Additional paid-in capital	705,755	697,597
Accumulated deficit	(492,830)	(210,327)
Accumulated other comprehensive loss	(86,944)	(79,477)
Total shareholders' equity	126,620	408,429
Total liabilities and shareholders' equity	$556,270	$869,290

See accompanying notes to consolidated financial statements

INTERMEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except for per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product	$617,369	$676,991	$545,258
Service	172,724	171,190	133,853
Total revenues	790,093	848,181	679,111
Costs and expenses:
Cost of product revenues	384,055	404,591	341,218
Cost of service revenues	89,998	96,853	80,301
Research and development, net	82,488	84,384	69,547
Selling, general and administrative	246,840	250,296	184,903
Impairment of property, plant and equipment	—	900	3,008
Capitalized legal fees charge	—	5,573	—
Impairment of goodwill	51,157	—	—
Gain on sale of assets	(5,189)	—	(2,937)
Acquisition costs	—	5,974	—
Restructuring costs	4,429	5,855	2,780
Total costs and expenses	853,778	854,426	678,820

Operating (loss) profit	(63,685)	(6,245)	291
Interest income	349	624	1,229
Interest expense	(3,128)	(2,868)	(1,296)
(Loss) earnings before income taxes	(66,464)	(8,489)	224
Income tax expense	216,039	22,268	5,549
Net loss	$(282,503)	$(30,757)	$(5,325)

Loss per share:
Basic	$(4.68)	$(0.51)	$(0.09)
Diluted	$(4.68)	$(0.51)	$(0.09)

Shares used in computing loss per share:
Basic	60,324	60,098	61,364
Diluted	60,324	60,098	61,364

See accompanying notes to consolidated financial statements

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(282,503)	$(30,757)	$(5,325)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,873	(5,967)	(2,610)
Unrealized gain (loss) on investments	38	(34)	37
Pension adjustments	(9,378)	(19,359)	(11,860)
Total other comprehensive loss, net of tax	(7,467)	(25,360)	(14,433)
Total comprehensive loss, net of tax	$(289,970)	$(56,117)	$(19,758)

See accompanying notes to consolidated financial statements.

INTERMEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2009	$622	$703,590	$(174,245)	$(39,684)	$490,283

Net loss			(5,325)		(5,325)
Other comprehensive loss				(14,433)	(14,433)
Stock repurchase	(18)	(20,019)			(20,037)
Employee stock purchase plan issuances		1,538			1,538
Other stock-based activity	21	9,182			9,203
Balance, December 31, 2010	$625	$694,291	$(179,570)	$(54,117)	$461,229

Net loss			(30,757)		(30,757)
Other comprehensive loss				(25,360)	(25,360)
Stock repurchase	(9)	(10,010)			(10,019)
Employee stock purchase plan issuances		2,002			2,002
Other stock-based activity	20	11,314			11,334
Balance, December 31, 2011	$636	$697,597	$(210,327)	$(79,477)	$408,429

Net loss			(282,503)		(282,503)
Other comprehensive loss				(7,467)	(7,467)
Employee stock purchase plan issuances		2,396			2,396
Other stock-based activity	3	5,762			5,765
Balance, December 31, 2012	$639	$705,755	$(492,830)	$(86,944)	$126,620

See accompanying notes to consolidated financial statements

INTERMEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash and cash equivalents at beginning of the period	$95,108	$221,467	$201,884

Cash flows from operating activities:
Net loss	(282,503)	(30,757)	(5,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,474	28,252	14,951
Deferred taxes	212,363	11,354	(254)
Stock-based compensation	6,784	11,296	8,955
Capitalized legal fees charge	—	5,573	—
Impairment of property, plant and equipment	—	900	3,008
Impairment of goodwill	51,157	—	—
Gain on sale of assets	(5,189)	—	(2,937)
Gain on company owned life insurance	(2,414)	—	(863)
Change in pension and other postretirement plans	(7,908)	(2,391)	(4,312)
Changes in operating assets and liabilities:
Accounts receivable	22,498	(10,345)	(3,862)
Inventories	(13,447)	(15,714)	18,071
Other current assets	(300)	1,224	(981)
Accounts payable	(5,680)	3,452	(13,802)
Payroll and related expenses	(10,332)	3,263	(157)
Accrued expenses	(7,422)	10,121	9,172
Deferred revenue	8,336	(948)	(1,069)
Other long-term liabilities	(2,924)	(457)	(200)
Other operating activities	(883)	(488)	1,395
Net cash (used in) provided by operating activities	(2,390)	14,335	21,790

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(200,810)	—
Additions to property, plant and equipment	(9,510)	(19,559)	(14,253)
Disposal of property, plant and equipment	—	—	2,985
Purchase of investments	—	—	(6,760)
Maturities of investments	—	6,564	36,715
Proceeds from sale of assets	6,359	—	—
Proceeds from company owned life insurance	10,238	—	—
Capitalized legal fees	—	(613)	(1,491)
Other investing activities	(400)	(1,397)	1,022
Net cash provided by (used in) investing activities	6,687	(215,815)	18,218

Cash flows from financing activities:
Proceeds from issuance of debt	27,000	139,000	—
Repayment of debt	(47,000)	(54,000)	—
Stock repurchase	—	(10,019)	(20,037)
Financing lease obligation	3,291	—	—
Employee stock purchase plan	2,396	2,002	1,538
Stock options exercised and other	(425)	223	259
Net cash (used in) provided by financing activities	(14,738)	77,206	(18,240)

Effect of exchange rate changes on cash and cash equivalents	502	(2,085)	(2,185)
Resulting (decrease) increase in cash and cash equivalents	(9,939)	(126,359)	19,583

Cash and cash equivalents at end of the period	$85,169	$95,108	$221,467

Supplemental cash flow information:
Cash paid during the year for income taxes	$8,054	$6,906	$6,351
Cash paid during the year for interest	$1,868	$1,443	$—
See accompanying notes to consolidated financial statements

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Significant Accounting Policies

Description of Business
Intermec, Inc. ("Intermec", "us", "we", "our" or the "Company") is a Delaware corporation, headquartered in Everett, Washington. We design, develop, integrate, and sell wired and wireless automated identification and data collection solutions through our suite of products, voice technologies, and related software and services. Our solutions products are designed for rugged environments and to maintain connectivity, preserve computing capability, and retain data despite harsh conditions and heavy use. We generate our revenues primarily through the sale of products and post-warranty equipment service and repair contracts, as well as other managed services. Most of our revenue is currently generated through sales of mobile computers, bar code scanners, printers and repair services.

Principles of Consolidation
The consolidated financial statements include the accounts of Intermec, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. We have no unconsolidated subsidiaries.

Foreign Currencies
Our consolidated financial statements are presented in U.S. dollars. The financial statements of our operations outside the U.S., whose functional currencies are not the U.S. dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on our net investment in these operations, including long-term intercompany advances considered part of the net investment, are accumulated as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency remeasurement are included in selling, general, and administrative expenses on the consolidated statements of operations. Operating results include net foreign currency transaction losses of $1.9 million, $2.5 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for each reported period. Actual results could differ from those estimates. Significant estimates and assumptions were used to determine the provision for allowance for sales returns, sales incentives, excess and obsolete inventory, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill, pension and postretirement obligations, useful lives of our intangible assets, and stock-based compensation.

Revenue Recognition
We record revenue, net of excise and sales taxes, when it is realized, or realizable, and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.
Intermec-Branded Product Sales. Revenue from Intermec-branded product sales is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. These sales may contain discounts, price exceptions, return provisions, or other customer incentives. We reduce revenue by providing allowances for estimated customer returns, price exceptions, and other incentives that occur under sales programs established by us directly or with our distributors and resellers. The sales allowances are estimated based on management’s best estimate of the amount of allowances that the customer will ultimately receive and based on our historical experience taking into account the type of products sold and type of customers involved. We accrue the estimated cost of basic product warranties at the time we recognize revenue based on historical experience. In addition to basic product warranties, we frequently offer extended warranties, including renewals, to our customers in the form of product maintenance services. Our product and services are separately stated and priced. We defer the stated amount of the separately stated and priced product maintenance services contracts and recognize the deferred revenue as services are rendered, generally straight-line over the contract term.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We infrequently enter into multiple-element arrangements with our customers, and these sales may include deliverables such as hardware, software, professional consulting services, and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, we apply the provisions of multiple elements accounting to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.
We sell products with embedded software to our customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and we do not provide post-contract customer support specific to software or incur significant costs related to creating software products. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the product is incidental to the equipment as a whole such that software revenue recognition is not generally applicable. In certain infrequent situations where our solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with software revenue recognition accounting.
Our customers infrequently request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, we recognize revenue when delivery has occurred.
Voice Solutions. A substantial portion of Voice solutions revenues are derived from arrangements that contain multiple deliverables that may include terminals, software, accessories, hardware and support, and consulting services. Most of these products have both software and non-software components that function together to deliver the products’ essential functionality. As a result, we separate and assign a value to each element in our multiple-element arrangements. For those deliverables that qualify as separate units of accounting, we assign a value based on each deliverable's vendor-specific objective evidence (“VSOE”) of value, if available. If not available, we use third-party evidence (“TPE”) indicating value. We use an estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method.
Management performs an analysis to determine the relative selling price of each unit of accounting. We have established VSOE for certain hardware and software support, based on standalone renewal transactions, and for professional services, based on standalone consulting services. We have been unable to establish comparable TPE for our deliverables. Generally, our go-to-market strategy differs from our peers', and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor product selling prices are on a standalone basis.
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
Voice solutions units of accounting are terminals and related software, headsets and accessories, hardware support, software support and professional services. Products are typically considered delivered upon shipment. Support services revenue is deferred and recognized ratably over the period during which the services are performed, which is typically one to three years. Professional services revenue is recognized as the services are delivered or as milestones are invoiced, so long as such invoicing approximates services delivery. Our arrangements generally do not provide any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
Allowance for Doubtful Accounts, Sales Returns and Sales Incentives
We provide an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable. This estimate is based on historical collection experience, the aging of the accounts receivable, current international, political, economic, and market conditions, and a review of the current status of specific customer’s trade accounts receivable. We reduce revenue by providing allowances for estimated customer returns, price exceptions, and other incentives that occur under sales programs established by us directly or with our distributors and resellers. Our allowance for doubtful accounts, sales returns and sales incentives totaled $19.2 million and $13.9 million at December 31, 2012, and 2011, respectively.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory costs include material, labor and related benefits, and manufacturing overhead. The valuation of inventory requires us to estimate obsolete or

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products and market conditions.
Cost of Product Revenues
Cost of product revenues includes the purchase cost of inventory and inventory valuation adjustments; direct labor costs of production; fulfillment costs, such as freight; depreciation of machinery and equipment used for producing the products; certain costs of royalties; licensing and warranty costs; and amortization of capitalized research and development costs for certain customer specified products.
Cost of Service Revenues
Cost of service revenues includes direct labor costs, service parts and depreciation of tooling.
Pension and Other Postretirement Benefits
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
Income Taxes
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
Goodwill and Intangible Assets
Goodwill and intangible assets result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our intangible assets have a finite life and are amortized over their estimated useful lives on an accelerated basis determined by their estimated discounted cash flows.
Goodwill is evaluated using a two-step impairment test at the reporting unit level.

•
The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test.

•
In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We assigned goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services, and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Integrated Global Services (“IGS”). Voice solutions contains the Vocollect Supply Chain (“VSC”) and Vocollect Healthcare Solutions (“VHS”) reporting units.
The accounting for goodwill requires that we test the goodwill of our reporting units for impairment on an annual basis, or more frequently when an event occurs or circumstances change such that it is more likely than not that an impairment exists. Our annual testing date is as of our November month-end. In assessing the existence of impairment, our considerations include the impact of significant adverse changes in market and economic conditions; the results of our operational performance and strategic plans; unanticipated changes in competition; market share; and the potential for the sale or disposal of all or a significant portion of our business or a reporting unit.
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
Assumptions used in our analysis that have the most significant effect on the estimated fair values of our reporting units include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth; and

•	Market multiples.
We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. We estimate fair value by considering market appraisals from third party brokers, management judgment and other valuation techniques.
Capitalized Legal Patent Costs
We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. In the event of a successful outcome, the capitalized costs for that case would be amortized over the remaining life of the patents in the case. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome were to occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of December 31, 2012, and 2011, $7.5 million and $7.4 million of legal patent defense costs have been capitalized, respectively. The capitalized legal patent costs are recorded in other assets on our consolidated balance sheets. During 2011, we wrote off $5.6 million of legal costs that were capitalized between 2007 and 2011 attributable to a patent lawsuit. See also Note 13, Litigation, Commitments and Contingencies, to the Consolidated Financial Statements.
Research and Development, Net
Research and development (“R&D”) costs, net of credits, are expensed as incurred. Total R&D costs were $82.5 million, $84.4 million, and $69.5 million, net of credits from U.S. and foreign governments relating to reimbursement of certain R&D expenses of $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. These

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures were for Company-sponsored R&D and were primarily for labor, materials, and other administrative costs. We incurred no costs associated with R&D sponsored by customers or other external parties.
Deferred Development Costs
Certain pre-production costs under a guaranteed long-term supply contract are capitalized. We have capitalized approximately $6.2 million and $2.2 million of such costs as of December 31, 2012 and December 31, 2011, which are recorded in other assets on the consolidated balance sheet. The deferred development costs are recognized as cost of product revenues upon the sale of the related products.
Reclassification and Corrections
Certain reclassifications and corrections have been made to prior periods to conform to the current year presentation, as follows:

•
In the consolidated balance sheets, we corrected $10.1 million from accounts payable to accrued expenses for the year ended December 31, 2011. The impact of this correction is also reflected in our consolidated statements of cash flows as a correction of $10.1 million and $9.8 million from accounts payable to accrued expenses within the changes in operating assets and liabilities for the years ended December 31, 2011 and December 31, 2010, respectively, in the consolidated statements of cash flows.

•
In the consolidated statements of operations, costs that were previously included in cost of service revenues were reclassified to cost of product revenues in the amount of $3.3 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. Additionally, in the consolidated statement of operations for the year ended December 31, 2010, we reclassified a loss on sale of property of $0.2 million, previously recorded in selling, general and administrative expense, to gain on sale of assets.

•
In the consolidated statements of cash flows, amounts that were previously included in other operating activities have been reclassified to the following line items within cash flows from operating activities: gain on sale of assets; other current assets; and other long-term liabilities.

Offsetting of Financial Assets and Financial Liabilities
We have company-owned life insurance policies that have a cash surrender value, against which we have taken out loans from the insurer. We have no current intention to repay the loans prior to maturity or cancellation, and the policies allow us to offset the loans against the proceeds received upon maturity or cancellation of the policies. Therefore, we offset the cash surrender values by the related loans. The gross amount of the cash surrender values was $19.0 million and $26.1 million at December 31, 2012 and December 31, 2011, respectively. The gross amount of the policy loans was $17.4 million and $16.0 million at December 31, 2012 and December 31, 2011, respectively. The net amounts of $1.6 million and $10.1 million at December 31, 2012 and December 31, 2011, respectively, are included in our consolidated balance sheets in other assets, net.
Recent Accounting Pronouncements
Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and was applied on a prospective basis. We adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption. See Note 3, Fair Value Measurements for additional disclosures related to this pronouncement.
Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-5, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). ASU 2011-5 eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity and requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012 and applied it retrospectively. To implement this standard we have added a separate statement labeled Consolidated Statement of Comprehensive Income (Loss).
Intangibles – Goodwill and Other - In September 2011, the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This new guidance was adopted and applied beginning January 2012. The adoption of this accounting standard update did not have an impact on our financial position, results of operations, cash flows, or comprehensive income as we did not perform a qualitative assessment.
Recent Accounting Pronouncements Not Yet Adopted
Comprehensive Income - In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," an accounting standard update, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. We will adopt the updated standard in the first quarter of 2013. The adoption of this updated accounting standard will not have a significant impact on our consolidated financial position, results of operations, or cash flows.
Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Honeywell International, Inc. ("Honeywell") and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell ("Merger Sub"). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec.
The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodina Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. On February 14, 2013, the Company filed with the SEC its definitive proxy statement (the "Proxy Statement") for a Special Meeting of Stockholders to consider the adoption of the Merger Agreement and related matters (the "Special Meeting") to be held on March 19, 2013, and began mailing the Proxy Statement and notice of the Special Meeting on February 15, 2013. Additional detail about the closing conditions to the Merger can be found in the Merger Agreement and the Proxy Statement.
The Merger Agreement and related materials can be found in the Company's SEC filings at www.sec.gov.
Note 2: Cash and Cash Equivalents and Short-term Investments
We consider highly liquid investments purchased within three months of their date of maturity to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All short-term investments are classified as available-for-sale. Changes in the market value of these securities are reflected as unrealized gains or losses on investments, net of tax, within other comprehensive income (loss) and accumulated other comprehensive loss. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our statement of operations, and a new cost basis in the investment is established.
Cash and cash equivalents were $85.2 million and $95.1 million at December 31, 2012 and 2011, respectively, and consisted mainly of bank deposits and money market funds. We had deposits in a Wells Fargo Bank money market fund, which represents 39% and 16% of cash and cash equivalents at December 31, 2012 and 2011, respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments totaled $0.2 million at December 31, 2012 and 2011. Our short-term investments consisted of available-for-sale equity securities at December 31 (in thousands):

	December 31,
Equity Security	2012	2011
Cost	$327	$405
Gross unrealized loss	(130)	(235)
Fair value	$197	$170
Note 3: Revolving Credit Facility
Effective March 3, 2011, we amended our unsecured revolving credit facility with Wells Fargo Bank, National Association (the “Bank”) to convert the facility to a three-year, $100 million, secured revolving credit facility, which originally matured on March 3, 2014 (the “Revolving Facility”). The unsecured revolving credit facility was originally initiated on September 27, 2007. On December 21, 2011, we amended the Revolving Facility to expand our borrowing capacity to $150 million and extended the maturity date to December 31, 2014. On February 2, 2012, we amended the Revolving Facility to modify certain financial covenants relating to net income. Effective March 30, 2012, we amended the Revolving Facility to remove certain financial covenants, to add a new covenant related to minimum “Adjusted EBITDA” (defined in the amendment as earnings before interest, income taxes, depreciation and amortization, adjusted for certain customary, non-cash items) and to add a new financial covenant for permitted acquisitions. On October 31, 2012, we amended the Revolving Facility to modify the financial covenant related to Adjusted EBITDA, reducing the minimum Adjusted EBITDA allowed for the trailing twelve-month period for the fourth quarter of 2012 from $45 million to $40 million. This amendment also set our borrowing capacity under the Revolving Facility at $100 million, reduced from $150 million.
Effective December 31, 2012, we amended the Revolving Facility to modify the financial covenant related to minimum Adjusted EBITDA, further reducing such minimum for the trailing twelve month period ended with the fourth fiscal quarter of 2012 from $40 million to $35 million, and for the trailing twelve month periods ending with each fiscal quarter of 2013 from $45 million to $35 million. The minimum Adjusted EBITDA remains unchanged at $45 million for the trailing twelve month periods ending as of the end of each subsequent fiscal quarter. This amendment also modified the financial covenant related to the ratio of total debt to EBITDA, reducing such ratio from 2.5 to 2.0 for each fiscal quarter of 2013. The financial covenant related to the ratio of total debt to EBITDA remains unchanged at 2.5 for each subsequent fiscal quarter. After giving effect to these amendments, we were in compliance with the required covenants of the Revolving Facility as of December 31, 2012. The Merger, if consummated, would be considered a “change of control” under the Revolving Facility, which would constitute an event of default; however, we anticipate that all outstanding indebtedness under the Revolving Facility will be repaid concurrently with the consummation of the Merger and the Revolving Facility would be terminated.
In addition to financing the acquisition of Vocollect in 2011, the Revolving Facility is used for general corporate purposes. The Revolving Facility includes financial covenants and is secured by pledges ofii equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries.
At December 31, 2012, after giving effect to the financial covenant requirements, we had borrowing capacity of $23.3 million under the Revolving Facility with borrowings of $65 million and letters of credit outstanding of $3.1 million. The amount outstanding under the Revolving Facility bears interest at a variable rate equal to LIBOR plus a margin ranging from 1.25% to 1.75%. For the year ended December 31, 2012, the weighted average interest rate on borrowed funds under the Revolving Facility was 2.20%. During the year ended December 31, 2012, we made repayments of $47 million under the Revolving Facility, offset by borrowings of $27 million.
The following is a schedule of required long-term debt principal payments as of December 31, 2012 (in thousands):

Total
2013	$—
2014	65,000
Total principal payments	$65,000
The principal terms of the Revolving Facility, following the most recent amendment, are as follow:

•
Loans bear interest at a variable rate equal to (at our option) (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the Bank’s prime rate, less the applicable margin, which ranges from 0.25% to 1.00%. If an event

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The Revolving Facility includes covenants requiring us to meet certain minimum financial performance thresholds, including:

•	A ratio of maximum funded debt to Adjusted EBITDA allowed of not more than 2.0 to 1.0 for each fiscal quarter of 2013, and not more than 2.5 to 1.0 for each subsequent fiscal quarter.

•
An Asset Coverage Ratio of not less than 1.0 to 1.0 for debt to margined assets. For this purpose, a certain percentage of our accounts receivable and inventory balances are included in margined assets.

•	A minimum Adjusted EBITDA allowed for the trailing twelve months:

(i)	ended with the fourth fiscal quarter of 2012 of $35 million;

(ii)	ended with each fiscal quarter of 2013 of $35 million and;

(iii)	ended with each subsequent fiscal quarter of $45 million.
Note 4: Fair Value Measurements
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of December 31, 2012 (in thousands):

Financial Assets	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Money market funds	$34,403	$—	$—	$34,403
Stock	197	—	—	197
Derivative instruments - assets	—	1,493	—	1,493
Total assets at fair value	$34,600	$1,493	$—	$36,093

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Liabilities	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Derivative instruments - liabilities	$—	$(555)	$—	$(555)
Total liabilities at fair value	$—	$(555)	$—	$(555)
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of December 31, 2011 (in thousands):

Financial Assets	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Money market funds	$15,275	$—	$—	$15,275
Certificates of deposit	—	3,555	—	3,555
Stock	170	—	—	170
Derivative instruments - assets	—	985	—	985
Total assets at fair value	$15,445	$4,540	$—	$19,985

Financial Liabilities	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Derivative instruments - liabilities	$—	$(1,801)	$—	$(1,801)
Total liabilities at fair value	$—	$(1,801)	$—	$(1,801)
We had no transfers between Level 1 and Level 2 assets and liabilities for the years ended December 31, 2012 and 2011.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
All other nonfinancial assets and liabilities measured at fair values in the consolidated financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long-lived assets that are measured at fair value to test for and measure impairment, at least annually or when necessary. For the year ended December 31, 2011, we recorded a fair market value adjustment with a charge to earnings of approximately $0.9 million related to a real estate asset. At the time of the fair value adjustment, the fair value was measured using unobservable inputs (Level 3), reflecting our assessment of the assumptions market participants would use in valuing the asset, based on a valuation technique that is consistent with the market approach. The real estate asset was held for sale at December 31, 2011 and sold in August 2012. No other nonfinancial assets or liabilities were subject to fair value measurements at December 31, 2012 and 2011.
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and payroll and related expenses at December 31, 2012 and 2011, approximate their carrying values due to their short-term nature. The fair value of long-term debt at December 31, 2012 approximates its carrying value.
Note 5: Derivative Instruments
Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to economically hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated primarily in Euros or British Pounds, customer receivables of our foreign subsidiaries denominated primarily in U.S. Dollars and Euros and intercompany loans denominated in Euros, Swedish Krona, Norwegian Kroner, Danish Krone and Canadian Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $122.0 million and $118.3 million as of December 31, 2012 and 2011, respectively. Principal currencies we economically hedged include the Euro, British Pound, Brazilian Real,

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian Dollar, Mexican Peso, Singapore Dollar, Swedish Krona, Norwegian Kroner, Danish Krone and Chinese Renminbi. These contracts do not contain any credit-risk-related contingent features.
We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 4, Fair Value Measurements, for information on the fair value of these contracts.
The net gain (loss) resulting from these contracts recorded in selling, general and administrative expense was $0.5 million, $(6.1) million, and $(0.5) million for the years ended December 31, 2012, 2011 and 2010, respectively.
The net asset (liability) related to these contracts was $0.9 million and $(0.8) million at December 31, 2012 and 2011, respectively. Net asset positions are recorded in other current assets and net liability positions are recorded in accounts payable and accrued expenses.
Note 6: Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$64,010	$59,409
Raw materials	$32,983	$30,485
Service parts	13,156	13,412
Work in process	19	316
Inventories	$110,168	$103,622
In addition to the inventories described above, we had service parts inventories totaling $3.9 million and $4.3 million at December 31, 2012 and 2011, respectively, that we do not expect to sell within the next 12 months and which are included in our consolidated balance sheets in Other assets, net.
Note 7: Property, Plant and Equipment
Property, plant and equipment were as follows (in thousands):

	December 31,		Useful Lives (in years)
	2012	2011
Land	$4,024	$4,024
Buildings and improvements	9,654	9,422	21-30
Machinery and equipment	103,064	93,894	2-10
Computer equipment and software	72,187	72,324	3-5
Total property, plant and equipment, at cost	188,929	179,664
Less: accumulated depreciation	(144,602)	(132,578)
Total property, plant and equipment, net	$44,327	$47,086
Depreciation expense was $17.9 million, $16.2 million, and $14.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets.
At December 31, 2012 and 2011, we had remaining deferred gains of $1.1 million and $1.6 million, respectively, related to sale-leaseback transactions. These deferred gains are amortized on a straight-line basis over the terms of the related leases.
In 2011, we recorded a $0.9 million impairment charge associated with land held for sale. In 2010, we recorded a $3.0 million impairment charge associated with a real estate asset.
We owned property that was not used for operations and was classified as Other assets on the consolidated balance sheet as of December 31, 2011, with a total carrying value of $0.9 million.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Intangibles
The following table presents the gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$21,312	$18,888	7 years
In-process research and development	1,900	267	1,633	8 years
Customer relationships	17,600	3,225	14,375	9 years
Trademarks	5,200	818	4,382	10 years
Lease agreements	2,600	902	1,698	5 years
Total intangible assets from Vocollect acquisition:	67,500	26,524	40,976
Other intangibles	14,605	10,839	3,766	5 years
Total	$82,105	$37,363	$44,742
The following table presents the gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2011 (in thousands):

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
During 2012, we performed a Step 2 goodwill impairment analysis (described in Note 15, Goodwill and Other Long-Lived Assets), which indicated the useful lives of intangible assets related to our acquisition of Vocollect had changed from our previous estimates. As a result, we changed the useful lives of the following intangible assets: developed technology, in-process research and development, customer relationships, and lease agreements.
Our intangible assets have a finite life and are amortized over their estimated useful lives on an accelerated basis determined by their estimated discounted cash flows. Amortization expense on intangible assets was $17.5 million, $11.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

Year	Amount
2013	$13,426
2014	11,814
2015	8,160
2016	4,897
2017	2,954
Beyond 2017	3,491
Total	$44,742

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Shareholders’ Equity
Stock Compensation Plans
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
The number of shares of common stock authorized for issuance under the 2008 Omnibus Plan, as amended May 25, 2011, is 5,600,000. In addition, (a) any shares not subject to awards under the Prior Plans as of May 23, 2008 (the date of stockholder approval of the 2008 Omnibus Plan) plus (b) any shares subject to outstanding awards under the Prior Plans as of May 23, 2008, that cease to be subject to such awards (other than from exercise or settlement of the awards in vested shares), such as from awards expiring, terminating or being forfeited, automatically become available for issuance under the 2008 Omnibus Plan, up to an aggregate maximum of 4,764,363 shares. Including the number of shares that may become available for issuance under the 2008 Omnibus Plan from the Prior Plans, as of May 23, 2008, the maximum number of shares that may be issued under the 2008 Omnibus Plan was 8,414,363 shares.
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
As of December 31, 2012, there were 4,618,273 shares subject to outstanding awards granted under the 2008 Omnibus Plan and 1,010,103 shares subject to outstanding awards granted under the Prior Plans. As of December 31, 2012, there were 3.8 million shares available for grant under our 2008 Omnibus Plan.
Incentive awards may be granted in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock, stock units and performance units, performance shares or other stock or cash-based awards. Under the 2008 Omnibus Plan (with limited exceptions) and under the Prior Plans, stock options may not be granted at an exercise price less than the fair market value of our common stock on the date of grant. Options granted under the 2008 Omnibus Plan generally vest in equal increments of four years for options granted prior to 2011 and vest in equal increments of three years for options granted in 2011 and later. Options granted prior to 2011 expire in ten years, and options granted in 2011 and later expire in seven years, except in the case of earlier termination of employment or service. Options granted under the Prior Plans generally vest in equal increments over five years and expire in ten years, except in the case of earlier termination of employment or service.
Beginning in 2008, upon approval of the 2008 Omnibus Plan, grants of stock options and other awards are made to our non-employee directors under the 2008 Omnibus Plan. Under the “Director Compensation Program under the 2008 Omnibus Incentive Plan” (the “2008 Program”), directors are annually granted a combination of stock options and deferred restricted stock units. The number of stock options and deferred restricted stock units is determined under the terms of the 2008 Program. Certain pro-rata grants were made in 2008 to reflect the transition from the arrangements in prior calendar years, and these grants vested on December 31, 2008. In 2009, the Board made a one-time 25% reduction in the number of stock options and deferred restricted stock units that would have been granted under the 2008 Program. In 2010, the Board made a one-time 75% reduction in the number of stock options that would have been granted under the 2008 Program. Annual option grants generally vest and become exercisable in four equal installments on the first business day of each fiscal quarter, beginning on the date of grant, and generally expire seven years from the date of grant. Deferred restricted stock unit grants become fully vested on the date of the annual meeting of stockholders following the date of grant, provided a director continues to serve on the Board during that period. In the event of a director’s termination of service prior to vesting, all nonvested deferred restricted stock units are automatically forfeited. All deferred restricted stock unit grants to directors under the 2008 Program will automatically be deferred into and subject to the Director Deferred Compensation Plan. In January 2012, the Board revised the 2008 Program to eliminate annual option and deferred restricted stock unit grants to directors, and instead to provide for annual grants of restricted stock units. The annual restricted stock units vest quarterly, but are payable upon the first anniversary of the date of grant, subject to the director’s election to defer receipt of payout in accordance with the terms of the Director Deferred Compensation Plan.
Awards granted to employees must be approved or authorized by the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors. The Compensation Committee has delegated certain authority related to grants to non-

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

executive employee grants to a subcommittee of Directors of the Board. Awards granted to non-employee directors must be approved or authorized by the Governance Committee of the Board of Directors.
We account for stock-based compensation expense based on the grant-date fair value of awards. Stock-based compensation expense for awards with only service vesting conditions is generally recognized as expense over the applicable vesting period of the stock award using a straight-line amortization method, net of estimated forfeitures. When estimating forfeitures, we consider actual voluntary and involuntary termination trends.
The impact of stock-based compensation expense on our results of operations during 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$252	$252	$252
Selling, general and administrative	6,532	10,687	8,317
Total	$6,784	$10,939	$8,569
The related income tax benefit from stock-based compensation cost recognized in income was $1.0 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, there was no related income tax benefit from stock-based compensation.
Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model are as follows:

•
Expected life. The period of time that an option is expected to be outstanding based on historical experience of similar awards granted under our plans, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

•
Expected volatility. Based on a combination of the actual historical volatility of our stock and the implied volatility of exchange-traded options on our own stock. Historical volatility is calculated over a period of time equal to the expected life of the options granted.

•	Expected dividend yield. Based on forecasted dividend yield; not applicable to us, as we do not pay dividends.

•	Risk-free interest rate. Based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life.
The weighted averages of the assumptions used to determine the fair value of employee stock options granted during 2012, 2011 and 2010 were as follows:

Employee stock option grants	2012	2011	2010
Fair value assumptions:
Expected life in years	5.71	5.14	5.08
Expected volatility	51.00%	43.65%	42.72%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.89%	1.45%	2.06%
During 2012, we granted 621,605 options to our employees, including 227,780 performance-vested stock options. For non-performance vested stock options, we calculated weighted-average grant-date fair values per option of $2.76, $3.84 and $4.68 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we do not expect the performance target thresholds for the performance-vested stock options to be met.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted averages of the assumptions used to determine the fair value of director stock option awards in 2011 and 2010 were as follows:

Director stock option grants	2011	2010
Fair value assumptions:
Expected life in years	4.99	6.51
Expected volatility	43.34%	44.29%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.19%	2.08%
During 2012, we did not grant options to our directors. During 2011 and 2010, we granted options to our directors with a weighted-average grant-date fair value per option of $4.48 and $5.09, respectively.
The following table summarizes the stock option activity for the year ended December 31, 2012:

Stock options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value[1] (in thousands)
Outstanding at December 31, 2011	4,320,803	$16.04
Granted	621,605	5.78
Exercised	(9,427)	7.67
Forfeited	(425,342)	13.63
Expired	(600,929)	19.63
Outstanding at December 31, 2012	3,906,710	$14.14	6.27	$3,000,993

Vested and expected to vest at December 31, 2012	3,906,710	$14.14	6.27	$3,000,993

Exercisable at December 31, 2012	2,502,908	$16.98	6.28	$434,726
1 The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes; and represents the amount the option holder would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
The total intrinsic value of stock options exercised was not material in 2012 and 2011, and was $1.0 million in 2010.
Total unrecognized compensation expense related to unvested stock options was $3.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Cash received from option exercises during 2012, 2011 and 2010 was $0.1 million, $0.2 million and $0.6 million, respectively. The related income tax benefit from compensation deductions on stock option exercises during 2012, 2011 and 2010 was not material.
Restricted Stock and Performance Share Units
The fair value of each restricted stock unit ("RSU") is the fair value of the underlying stock as of the date of grant. RSUs typically vest over a total of three fiscal years, with one-third of the award vesting each year on the anniversary of the grant date. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period.
Performance share units ("PSU") are a form of stock award in which the number of shares ultimately received depends on performance against specified performance targets. The performance period is typically January 1 through December 31 and covers a period of three fiscal years. At the end of the performance period, the number of shares of stock and stock awards issued is determined by adjusting upward or downward from the target in a range between 0% and 200%. The final payout performance percentage is determined by the Board of Directors or a committee of the Board at its sole discretion. Compensation expense for PSUs is recognized on a straight-line basis over the vesting period, generally three years.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in nonvested restricted stock and performance share units:

Restricted stock units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2011	760,627	11.73
Granted	1,137,148	6.78
Vested	(364,111)	9.91
Forfeited	(228,129)	10.90
Nonvested balance at December 31, 2012	1,305,535	7.72

Performance share units
Nonvested balance at December 31, 2011	506,267	13.98
Granted	129,564	7.73
Vested	(2,313)	14.76
Forfeited	(557,622)	10.60
Nonvested balance at December 31, 2012	75,896	10.84
At December 31, 2012, total unrecognized compensation expense related to nonvested restricted stock was $8.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.
At December 31, 2012, total unrecognized compensation expense related to nonvested performance share units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.0 years.
The related income tax benefit from compensation deductions on restricted stock units was $0.6 million, $1.0 million and $0.3 million during 2012, 2011 and 2010, respectively. We had no related income tax benefit for performance share units during 2012, 2011 or 2010.
The fair value of vested RSU and PSU shares during the years 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Total fair value of restricted stock units vested	$1,676	$2,804	$749
Total fair value of performance share units vested	$34	$—	$—
Employee Stock Purchase Plan
Our 2008 Employee Stock Purchase Plan was approved by our shareholders on May 23, 2008 (the “2008 ESPP”) and became effective on July 1, 2008. Under the 2008 ESPP, 1,500,000 shares of our common stock were authorized and reserved for issuance. During 2012, the 2008 Plan was amended and restated to increase this authorization by an additional 1,500,000 shares to a total aggregate maximum of 3,000,000 shares of our common stock.
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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We incur compensation expense equal to the value of the 15% discount given to participants for the purchase of shares under the 2008 ESPP. The aggregate compensation expense related to the 2008 ESPP for the years ended December 31, 2012, 2011 and 2010, was $0.4 million, $0.3 million and $0.2 million, respectively. The compensation expense under our 2008 ESPP is recognized straight-line over the period from the start of the offering period to the date shares are purchased, which is a three-month period. The related income tax benefit from compensation deductions related to the employee stock purchase plan was $0.1 million during 2012 and was not material during 2010 and 2011.
In connection with the Merger Agreement with Honeywell, the company has suspended the commencement of any offering periods under the ESPP after December 31, 2012. The Company could resume offering periods under the ESPP if the Merger were not to occur.
Capital Stock
At December 31, 2012 and 2011, there were 250 million shares of common stock, par value $0.01, and 50 million shares of preferred stock, par value $0.01 authorized for issuance. At December 31, 2012 and 2011, 60,353,839 and 59,717,242 shares of common stock were outstanding, respectively. There were no shares of preferred stock outstanding at December 31, 2012 and 2011.
Loss Per Share
Basic loss per share is calculated using the weighted average number of common shares outstanding for the year. Diluted loss per share is computed using basic weighted average outstanding shares plus the dilutive effect on income of unvested restricted stock and outstanding stock options using the “treasury stock” method.
Shares used for computing basic and diluted loss per share were computed as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Net loss	$(282,503)	$(30,757)	$(5,325)

Weighted-average common shares outstanding - basic	60,324	60,098	61,364
Dilutive effect of nonvested restricted shares and stock options	—	—	—
Weighted-average shares outstanding - diluted	60,324	60,098	61,364

Loss per share:
Basic	$(4.68)	$(0.51)	$(0.09)
Diluted	$(4.68)	$(0.51)	$(0.09)
At December 31, 2012, 2011 and 2010, we excluded approximately 3,268,152, 4,316,869 and 3,616,015 stock options, respectively, from our calculation of diluted loss per share, because their inclusion would have been anti-dilutive due to: i) their exercise prices exceeding the average market price of our stock during the respective periods, and ii) regardless of exercise price, all outstanding stock options were excluded due to the net loss recorded for each such period. In periods where net earnings are reported, these options may become dilutive if the average market price of our common stock exceeds the exercise price of the outstanding options.
Share Repurchases
During the year ended December 31, 2010, pursuant to our previously announced share repurchase authorization by our Board of Directors of $75 million, we entered into share repurchase agreements with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $20 million of our outstanding common stock. During 2010, we repurchased 1,835,865 shares of our outstanding common stock at an average price of $10.89 per share pursuant to these share repurchase agreements.
During the year ended December 31, 2011, we entered into a share repurchase agreement with a broker under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, to facilitate the repurchase of up to an aggregate total of $10 million of our outstanding common stock, pursuant to our previously announced share repurchase authorization approved by our Board of

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors in 2010. During 2011, we repurchased 936,533 shares of our outstanding common stock at an average price of $10.68 per share pursuant to the share repurchase agreement.
During the year ended December 31, 2012, we made no share repurchases. At December 31, 2012, we had a remaining authorization of $45.0 million.
Accumulated Other Comprehensive Loss
At December 31, 2012 and 2011, the changes in the balances of each component of accumulated other comprehensive loss was as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments, net of tax	Unamortized benefit plan costs, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$3,900	$(182)	$(43,402)	$(39,684)

Other comprehensive income (loss), net of tax	(2,610)	37	(11,860)	(14,433)
Balance, December 31, 2010	1,290	(145)	(55,262)	(54,117)

Other comprehensive loss, net of tax	(5,967)	(34)	(19,359)	(25,360)
Balance, December 31, 2011	(4,677)	(179)	(74,621)	(79,477)

Other comprehensive income (loss), net of tax	1,873	38	(9,378)	(7,467)
Balance, December 31, 2012	$(2,804)	$(141)	$(83,999)	$(86,944)
Other Comprehensive Loss
Other comprehensive loss is reflected as a net decrease to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive loss during the reporting periods were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Before-tax amount:
Foreign currency translation adjustments	$1,873	$(5,967)	$(2,610)
Unrealized gain (loss) on investments	57	(54)	58
Amortization of benefit plan costs	(9,378)	(30,524)	(18,419)
Total other comprehensive loss, before tax	(7,448)	(36,545)	(20,971)

Tax (provision) benefit:
Foreign currency translation adjustments	—	—	—
Unrealized gain (loss) on investments	(19)	20	(21)
Amortization of benefit plan costs	—	11,165	6,559
Total other comprehensive loss, tax (provision) benefit	(19)	11,185	6,538

Net-of-tax amount:
Foreign currency translation adjustments	1,873	(5,967)	(2,610)
Unrealized gain (loss) on investments	38	(34)	37
Amortization of benefit plan costs	(9,378)	(19,359)	(11,860)
Total other comprehensive loss, net of tax	$(7,467)	$(25,360)	$(14,433)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger Related Information
On December 9, 2012, Intermec entered into an Agreement and Plan of Merger with Honeywell International Inc. ("Honeywell") and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell ("Merger Sub"). See Note 1. Significant Accounting Policies, for further details regarding the merger agreement.
After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec. If the Merger is completed, each share of Intermec common stock outstanding immediately prior to the effective time of the Merger (other than shares held by us as treasury stock and any shares owned by Honeywell or Merger Sub or any of their respective wholly owned subsidiaries, or by holders properly exercising appraisal rights under Delaware law), will be converted at the effective time of the Merger into the right to receive cash, without interest and subject to any required withholding of taxes, in the amount of $10.00 per share.
Each Intermec option outstanding immediately prior to the Merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of common stock subject to such stock option, an amount in cash equal to the excess, if any, of $10.00 over the per share exercise price of such option, without interest and subject to any required withholding of taxes. In addition, restricted stock units and performance share units will become fully vested and payable, and the holder of such units will be entitled to receive, in full settlement of such restricted stock units or performance share units, an amount in cash equal to the product of (a) $10.00 multiplied by (b) the number of shares of our common stock subject to such restricted stock units or deemed payable under such performance share units, without interest and subject to any required withholding of taxes.
Note 10: Restructuring
2012 Restructuring Charges
On June 12, 2012, after revising our 2012 business forecast to reflect current economic and other expectations, we committed to a business restructuring plan ("2012 Plan") to better align our cost structure with our current and anticipated needs by lowering costs primarily in North America and Europe. These reductions were primarily intended to lower our service and supply chain overhead and general and administrative support costs, with lesser impacts to research and development and sales and marketing. Under this restructuring plan we expected to reduce our workforce, primarily in the United States and Europe, by approximately 160 employees, representing approximately 7% of our total global workforce. As of December 31, 2012, we have reduced the workforce by 140 employees as part of the restructuring. We anticipate that the final reduction of the workforce, once completed, will be approximately 145 employees.

The total restructuring costs for this plan were expected to be $6.4 million, including employee termination costs of $5.9 million and $0.5 million of other associated costs. We recorded $5.9 million of these charges in the second quarter of 2012. In the third and fourth quarter we did not incur any additional charges, and we reversed $1.1 million of these charges taken in the second quarter, due to lower severance payouts, as well as ultimately retaining certain employees who were initially part of the workforce reduction plan. Therefore, the net expense related only to the 2012 Plan is $4.8 million. The net restructuring expense of $4.4 million reflected in our financial statements for the year ended December 31, 2012 also includes a reversal of $0.3 million made to the May 2011 restructuring plan.
As of December 31, 2012, we have recorded all of the charges related to the 2012 Plan. The costs have been recorded in our consolidated statement of operations in restructuring charges. We expect that the remaining severance-related payments will be cash expenditures.
2011 Restructuring Charges
In May 2011, we committed to a business restructuring plan (the "2011 Plan") intended to reduce our operating cost structure over the remainder of 2011. These reductions were intended primarily to improve our services cost structure and margins. Under this business restructuring plan, we reduced our non-U.S. work force in our service depot and support operations, which represented approximately 2% of our then-current total global work force. We implemented the 2011 Plan in the second quarter of 2011 and completed it in mid-2012.
The total restructuring costs for this plan were $5.9 million, including employee termination costs of $5.4 million and $0.5 million of other associated costs. As of December 31, 2011, we recorded all of the charges related to the 2011 Plan. The costs have been

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded in our consolidated statement of operations in restructuring charges. Substantially all of the severance-related payments were cash expenditures.
2010 Restructuring Charges
In January and April 2009, we committed to business restructuring plans (the "2009 Plans") intended to reorganize our sales function and reduce our work force. In 2010, in connection with the 2009 Plans, we recorded $2.8 million of the restructuring charges and made cash payments totaling $3.6 million. As of December 31, 2010, all restructuring charges related to the 2009 Plans had been recorded. Substantially all of the severance-related and periodic transitional costs were cash expenditures.
The reconciliation of accrued restructuring charges for the years ended December 31, 2012, 2011 and 2010 is summarized in the table below (in millions):

	Accrued Employee Termination Costs per Contract	Accrued One-time Employee Termination Costs	Accrued Total Employee Termination Costs	Accrued Other Costs	Total Accrued Restructuring Charges
Balance at December 31, 2009	$2.6	$0.3	$2.9	$—	$2.9
Restructuring charges accrued	0.5	0.6	1.1	1.7	2.8
Restructuring charges utilized	(2.4)	(0.9)	(3.3)	(0.3)	(3.6)
Balance at December 31, 2010	0.7	—	0.7	1.4	2.1
Restructuring charges accrued	5.3	0.1	5.4	0.5	5.9
Restructuring charges utilized	(5.0)	(0.1)	(5.1)	(0.9)	(6.0)
Balance at December 31, 2011	1.0	—	1.0	1.0	2.0
Restructuring charges accrued	4.8	—	4.8	—	4.8
Restructuring charges utilized	(5.3)	—	(5.3)	(0.2)	(5.5)
Reversal of prior-year restructuring charges	(0.3)	—	(0.3)	—	(0.3)
Balance at December 31, 2012	$0.2	$—	$0.2	$0.8	$1.0

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes
(Loss) earnings before income taxes by geographic area are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(55,754)	$(21,163)	$(1,104)
International	(10,710)	12,674	1,328
(Loss) earnings before income taxes	$(66,464)	$(8,489)	$224
Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
United States	$(3,383)	$3,565	$—
State	69	700	(176)
International	6,990	6,649	6,319
Total current	3,676	10,914	6,143
Deferred:
United States	203,511	13,070	1,509
State	7,890	(1,197)	(291)
International	962	(519)	(1,812)
Total deferred	212,363	11,354	(594)
Income tax expense	$216,039	$22,268	$5,549
With the valuation allowances recorded in 2012 and 2011, and our 2010 income near a break-even level for the year, our tax provision is presented in dollar terms rather than in percentage terms. The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes (in thousands):

	2012	2011	2010
Tax at U.S. statutory rate	$(23,262)	$(2,971)	$78
State income taxes, net of federal benefit	1,408	(729)	(467)
Research and experimentation tax credits	—	(901)	(1,131)
U.S. tax on repatriation of earnings	2,676	(131)	31
Foreign net earnings taxed at other than U.S. statutory rate	10,817	3,613	5,883
Brazil interest on equities deduction	—	(735)	—
Singapore enhanced research deductions	—	(344)	—
Tax settlements	—	1,012	(811)
Change in valuation allowance	203,805	22,527	1,200
Domestic production activities deduction	—	(472)	(315)
Stock compensation expense	2,603	431	692
Non-deductible acquisition costs	819	621	—
Goodwill impairment	16,733	—	—
Other items, net	440	347	389
Income tax expense	$216,039	$22,268	$5,549

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accrued expenses	$8,339	$9,271
Receivables and inventories	10,192	9,789
Deferred income	44,409	49,234
Net operating loss carryforwards	17,493	13,195
Capitalized R&D	35,019	54,047
Tax credit carryforwards	94,885	81,302
Postretirement obligations	46,094	45,989
Other items	5,956	13,238
Total deferred tax assets	262,387	276,065
Valuation allowance	(232,306)	(28,993)
Total deferred tax assets	30,081	247,072

Deferred tax liabilities:
Fixed assets	—	(1,189)
Foreign withholding taxes	(1,451)	—
Intangibles	(14,765)	(20,904)
Total deferred tax liabilities	(16,216)	(22,093)

Net deferred tax assets	$13,865	$224,979

Reported As:
Current deferred tax assets	7,225	84,541
Long-term deferred tax assets	8,514	141,064
Current deferred tax liabilities[1]	(62)	(90)
Long-term deferred tax liabilities[2]	(1,812)	(536)
Net deferred tax assets	$13,865	$224,979
1 Current deferred tax liabilities are included in accrued expenses on our consolidated balance sheets.
2 Long-term deferred tax liabilities are included in other long-term liabilities on our consolidated balance sheets.
We have considered future market growth, historical and forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the extent to which our deferred tax assets may be realizable. Projections inherently include a level of uncertainty that could result in lower or higher than expected future taxable income. When we determine that we will not be able to realize a portion of our net deferred tax assets in the future (using the “more likely than not” criteria), we record an adjustment to our valuation allowance and a charge to operations in the period such determination is made. Conversely, if we were to make a determination that the deferred tax assets for which there is currently a valuation allowance would be realized in the future, the related valuation allowance would be reduced and a benefit to operations would be recorded. Our deferred tax assets include substantial tax losses and tax credits that remain with us from previously discontinued operations.
In the fourth quarter of 2011, the U.S. jurisdiction moved to a cumulative loss position for the most recent three-year period ended December 31, 2011. In assessing the most objective and verifiable evidence, we used the average adjusted profitability over the previous three years to conclude that an incremental $20.9 million valuation allowance was required against a portion of our U.S. deferred tax assets. This was after considering all evidence available including future taxable temporary differences and tax planning strategies.
In the quarter ended April 1, 2012, we recorded a pre-tax loss and significantly underperformed our forecast. Accordingly, in the first quarter of 2012, in light of the current performance as well as certain changes in management, we revised our forecast downward for our U.S. operations for the remainder of 2012. We considered all the foregoing as significant, objective and verifiable

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At December 31, 2012, our valuation allowance of $232.3 million consisted of $222.5 million for a full valuation allowance against all of our U.S. deferred tax assets, $7.7 million for foreign net operating losses and $2.1 million for state net operating losses. During 2012, our valuation allowance increased $201.7 million related to our U.S. deferred tax assets; and $1.7 million and $0.4 million for net operating losses generated by our Singapore and Japanese subsidiaries, respectively.
As part of our supply chain restructuring in 2009, we licensed non-U.S. intellectual property exploitation rights from our domestic corporations to a wholly-owned non-U.S. subsidiary in Singapore. In 2012, 2011 and 2010, we recorded a non-cash tax expense of approximately $4.1 million annually in connection with the establishment of a Singapore headquarters for our supply chain operations and foreign sales activities. This non-cash tax expense is a recurring item regardless of the amount of income from operations, and will be reflected in tax expense annually through 2017.
Our Singapore subsidiary is an export-oriented company, which, pursuant to an agreement with the Singapore government's Economic Development Board (“EDB”), is entitled to claim a tax holiday through the year 2019. Accordingly, beginning in 2010, most of our operations in Singapore are entitled to a partial exemption from Singapore income tax subject to satisfaction of specific performance requirements defined by the EDB. Although we did not realize a tax benefit as a result of the tax holiday, in subsequent years, we expect the lower tax rate in Singapore will largely offset the annual non-cash tax charge related to the transfer of our supply chain and foreign sales activities to Asia.
We had available at December 31, 2012, $35.6 million of general business credit carry-forwards and $59.5 million of foreign tax credit carry-forwards. The general business credit carry-forwards have expiration dates ranging from 2018 through 2031. The foreign tax credit carry-forwards have expiration dates ranging from 2016 to 2021. Use of these credits may be limited due to ownership changes and other limitations provided by the Internal Revenue Code. If such a limitation applies, the credits may expire before full utilization. Based on projected income growth and tax planning strategies available to us, and subject to any valuation allowances discussed below, we believe it is more likely than not that not all of these credits will be used prior to their respective expiration dates.
At December 31, 2012, we recognized deferred tax assets for U.S. net operating loss (“NOL”) carry-forwards of $3.3 million for federal purposes and $4.2 million for state purposes. Deferred tax assets for foreign NOLs include loss carry-forwards in Singapore of $5.3 million; in Japan of $4.2 million; in Canada of $0.5 million; and in Malaysia of $0.1 million. The foreign net operating losses can generally carry forward indefinitely but may be subject to change of ownership limitations and other limitations provided by local law.
We have not made a provision for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the U.S. The total amount of such earnings at December 31, 2012 was $17.1 million. If we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings. During 2012, we changed our permanent investment assertion with regard to Australia and France. As a result, we recognized tax expense of $3.1 million for U.S. federal and state income taxes for the year ended December 31, 2012, including $1.7 million for current-year deemed repatriation of earnings and $1.4 million for future repatriation of earnings.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at January 1,	$24,291	$24,208	$27,605
Additions related to positions taken this year	—	164	61
Additions for tax positions of prior years	7	—	—
Reductions for tax positions of prior years	—	(48)	(3,381)
Reductions for tax positions of prior years lapse of statute	—	(33)	(77)
Balance at December 31,	$24,298	$24,291	$24,208
Interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of operations. We recognized no significant interest or penalties for the years ended December 31, 2012, 2011 and 2010. We had approximately $0.1 million for the payment of interest and penalties accrued for each year ending December 31, 2012, 2011 and 2010.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the U.S., our tax years 1997 to 2012 remain effectively open to examination by the Internal Revenue Service, as well as various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Italy, Malaysia, Mexico, the Netherlands, Norway, Saudi Arabia, Spain, Singapore, Sweden, Thailand and the United Kingdom. In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.
We believe that it is not reasonably possible that the unrecognized tax benefits for tax positions taken in previously filed tax returns will materially change within the next twelve months from those recorded as liabilities for uncertain tax positions in our consolidated financial statements at December 31, 2012. This is based on the current status of relevant examinations for specific jurisdictions.
Note 12: Pension and Other Postretirement Benefit Plans
Pension and Retirement Plans
We have retirement and pension plans that cover most of our employees. Many of our U.S. employees are covered by a contributory defined benefit plan under which employees previously contributed up to 4% of covered compensation annually. Certain non-U.S. subsidiaries provided contributory defined benefit plans for employees. The majority of these plans have been fully frozen since March 2010. Annual employer contributions are made to the extent such contributions are actuarially determined to adequately fund the plans to meet minimum required contributions and avoid benefit restrictions. There is also a defined contribution voluntary savings program available for U.S. employees, which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is designed to enhance the retirement programs of participating employees. Under this plan, we match up to 80% of a certain portion of participants’ contributions. Matching contributions for this plan were $4.0 million, $4.2 million, and $2.7 million for the years ended December 31, 2012, 2011, and 2010 respectively.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We measure our plan assets and benefit obligations at fiscal year end. The following table sets forth the change in benefit obligations and plan assets of our pension plans and the funded status as of December 31, 2012 and 2011 (in thousands):

	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in plan assets:
Fair value of plan assets at beginning of year	$142,899	$42,354	$134,807	$41,380
Actual return on plan assets	19,997	4,454	9,470	1,096
Plan participants’ contributions	1,855	—	1,826	58
Employer contributions	10,126	3,170	5,548	1,233
Benefits paid	(9,810)	(3,347)	(8,752)	(2,779)
Foreign currency translation adjustment	—	(86)	—	1,366
Fair value of plan assets at end of year	165,067	46,545	142,899	42,354

Change in benefit obligation:
Benefit obligation at beginning of year	261,255	48,889	227,207	45,683
Service cost	—	—	—	172
Interest cost	11,930	1,997	12,099	2,292
Plan participants’ contributions	1,855	—	1,826	58
Actuarial loss	20,977	4,879	28,875	2,172
Benefits paid	(9,810)	(3,347)	(8,752)	(2,779)
Foreign currency translation adjustment	—	21	—	1,291
Other	(19)	—	—	—
Benefit obligation at end of year	286,188	52,439	261,255	48,889

Funded status	$(121,121)	$(5,894)	$(118,356)	$(6,535)
The accumulated benefit obligation for the U.S. plans was $286.2 million and $261.3 million as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the non-U.S. plans was $52.4 million and $48.9 million as of December 31, 2012 and 2011, respectively.
Amounts pertaining to our U.S. and non-U.S. pension plans recognized on our consolidated balance sheets as of December 31, 2012 and 2011 are classified as follows (in thousands):

	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Current liabilities	$(3,995)	$—	$(3,884)	$—
Noncurrent liabilities	(117,126)	(5,894)	(114,472)	(6,535)
Net amount recognized	$(121,121)	$(5,894)	$(118,356)	$(6,535)
Amounts recognized in accumulated other comprehensive loss related to our U.S. and non-U.S. pension plans as of December 31, 2012 and 2011 are as follows (in thousands):

U.S. and Non-U.S. Pension Plans	December 31, 2012	December 31, 2011
Actuarial loss	$(127,206)	$(117,627)
Transition Assets	101	237
Accumulated other comprehensive loss	$(127,105)	$(117,390)

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ending December 31, 2013 is as follows (in thousands):

Pension Plans
Recognized actuarial loss	$5,695
Transition assets	(101)
Total	$5,594
The table below sets forth amounts for our pension plans with accumulated benefit obligations in excess of fair value of plan assets (in thousands):

	December 31, 2012		December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$286,188	$52,439	$261,255	$48,889
Accumulated benefit obligation	286,188	52,439	261,255	48,889
Fair value of plan assets	165,067	46,545	142,899	42,354
We expect to contribute approximately $4.0 million and $3.3 million to our U.S. and non-U.S. pension plans, respectively, in 2013.
The weighted average actuarial assumptions used to determine benefit obligations at the end of the 2012 and 2011 fiscal years are as follows:

	December 31, 2012		December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.22%	4.07%	4.65%	4.63%
A summary of the components of net periodic pension cost for our defined benefit plans and defined contribution plans are as follows (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$—	$—	$172	$(159)	$—
Interest cost	11,930	1,997	12,099	2,292	11,762	2,144
Expected return on plan assets	(10,367)	(2,148)	(10,753)	(2,406)	(11,210)	(2,095)
Amortization of prior service cost	—	—	—	—	264	—
Amortization of net actuarial loss	3,553	659	2,252	675	891	536
Amortization of transition asset	—	(136)	—	(138)	—	(132)
Other	44	15	—	—	—	—
Defined benefit plan	5,160	387	3,598	595	1,548	453
Defined contribution plans	—	—	—	—	34	—
Net periodic pension cost	$5,160	$387	$3,598	$595	$1,582	$453
The weighted average actuarial assumptions used to determine net periodic pension cost are as follows:

	U.S.			Non-U.S.
	Year ended December 31,			Year ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.65%	5.44%	6.04%	4.68%	5.10%	5.32%
Expected return on plan assets	7.30%	7.75%	8.20%	5.33%	5.29%	5.41%

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our December 31, 2012 measurement date assumptions for a long-term rate of return of 7.30% for the U.S. plans and 5.33% for the non-U.S. plans was based on a long-term perspective of the plan's investments, historical results of the investments and analysis of asset rate of return assumptions.
The table below sets forth the expected future pension benefit payments for the next five years and the following aggregate five-year period thereafter (in thousands):

Years	U.S.	Non-U.S.
2013	$10,418	$2,616
2014	10,779	2,669
2015	11,425	2,722
2016	12,160	2,777
2017	12,781	2,832
2018 through 2021	75,759	14,879
Plan Assets. Our U.S. pension obligations pay out primarily 20 to 30 years in the future. Consistent with this obligation, our investment strategy for the plan assets is to diversify risk through asset allocation and to achieve strong long-term returns. Our U.S. plan assets consist primarily of common collective trust units. The common collective trust's assets include equity securities, U.S. government securities and corporate bonds. The equity security holdings also include 31,475 shares of our common stock at December 31, 2012 and 2011. The targeted and actual asset category allocation percentages for our U.S pension plans as of December 31, 2012 and 2011 were as follows:

U.S. Pension Plans	Target Allocation 2012	Allocation of Plan Assets at Measurement Date 2012	Target Allocation 2011	Allocation of Plan Assets at Measurement Date 2011
Equity securities	52%	51%	60%	59%
Debt securities	48%	47%	40%	39%
Other	—	1%	—	1%
Cash and cash equivalents	—	1%	—	1%
Total	100%	100%	100%	100%
Alternative investments, classified as "Other" in the above table, were $2.0 million at December 31, 2012 and 2011. They include holdings in partnerships and funds that invest in public and private debt and equity securities. These investments reflect fair value, as determined by active trades, appraisals and other relevant data.
Non-U.S. plan assets consist primarily of mutual funds that invest in equity securities, government bonds, corporate bonds, and insurance contracts. Our investment strategy for the plan assets is to diversify risk through asset allocation and invest for strong long-term returns. The asset allocation for our non-U.S. pension plans as of December 31, 2012 and 2011, and the target allocation, by asset category, are as follows:

Non-U.S. Pension Plans	Target Allocation 2012	Allocation of Plan Assets at Measurement Date 2012	Target Allocation 2011	Allocation of Plan Assets at Measurement Date 2011
Equity securities	40%	41%	47%	47%
Debt securities	48%	47%	48%	48%
Other	12%	12%	—	—
Cash and cash equivalents	—	—	5%	5%
Total	100%	100%	100%	100%
We are required to disclose fair value measurements of pension assets and define the fair value hierarchy for valuation inputs. The hierarchy prioritized the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Our U.S. and non-U.S. pension assets are classified and disclosed in one of the three categories as defined in Note 4, Fair Value Measurements.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Level 1 U.S. pension assets’ fair values are based on quoted market prices in active markets for identical assets, which we use to value our trade securities and other similar securities. Our Level 2 U.S. pension assets’ fair values are based on comparable sales, such as quoted market rates for similar funds or underlying assets held by the common collective trusts. Our Level 3 U.S. pension assets consist primarily of alternative investments held in limited partnerships and private equity funds. The values of their underlying holdings are based on third-party valuations using standard valuation methodologies.
The table below summarizes our U.S. pension assets in accordance with fair value measurement provisions for the years ended December 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Cash and cash equivalents (a)	$—	$1,333	$—	$1,333
Common collective trust units: (b)
U.S large cap equity	—	49,737	—	49,737
U.S. small/mid cap growth equity	—	6,291	—	6,291
U.S. small/mid cap value equity	—	6,259	—	6,259
Non-U.S core equity	—	20,358	—	20,358
Emerging markets equity	—	1,515	—	1,515
U.S. fixed income	—	77,201	—	77,201
Limited partnerships (c)	—	—	1,658	1,658
Private equity fund (d)	—	—	405	405
U.S mid cap corporate stocks	310	—	—	310
Total pension assets	$310	$162,694	$2,063	$165,067

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Cash and cash equivalents (a)	$—	$2,052	$—	$2,052
Common collective trust units: (b)
U.S large cap equity	—	54,180	—	54,180
U.S. small/mid cap growth equity	—	6,593	—	6,593
U.S. small/mid cap value equity	—	6,843	—	6,843
Non-U.S core equity	—	15,649	—	15,649
U.S. fixed income	—	55,286	—	55,286
Limited partnerships (c)	—	—	1,032	1,032
Private equity fund (d)	—	—	1,048	1,048
U.S mid cap corporate stocks	216	—	—	216
Total pension assets	$216	$140,603	$2,080	$142,899

(a)	Cash and cash equivalents include cash in a money market fund managed by the Plan’s trustee.

(b)	Common collective trusts managed under a Group Trust structure.

(c)	Limited partnerships include a partnership invested in distressed debt and equity issued by companies in the U.S.

(d)	The private equity fund is invested in distressed debt and equity issued by companies in the U.S.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments measured at fair value for the year ended December 31, 2012 and 2011 (in thousands):

	Limited Partnerships	Private Equity Funds	Other Receivables (Payables), net	Total
Balance at December 31, 2010	$1,012	$2,242	$15	$3,269

Actual return on plan assets during 2011:
Relating to assets still held at the reporting date	298	289	—	587
Relating to assets sold during the period	(278)	(1,483)	(15)	(1,776)
Balance at December 31, 2011	$1,032	$1,048	$—	$2,080

Actual return on plan assets during 2012:
Relating to assets still held at the reporting date	626	(11)	—	615
Relating to assets sold during the period	—	(632)	—	(632)
Balance at December 31, 2012	$1,658	$405	$—	$2,063
The values of the underlying holdings of the above Level 3 pension assets are not dependent upon credit and equity markets for value as their financing is from private sources. The ability to redeem Level 3 pension assets through a sale is limited at this time by general market conditions. However, this condition is expected to clear as the investments mature and can be monetized.
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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes our non-U.S. pension assets in accordance with fair value measurement provisions for the years ended December 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Cash and cash equivalents	$94	$—	$—	$94
Mutual funds:
UK Equity	3,819	—	—	3,819
Emerging markets equity	6,088	—	—	6,088
US blended equity	4,239	—	—	4,239
European equity	2,948	—	—	2,948
Asia equity	1,881	—	—	1,881
UK corporate bonds	12,005	—	—	12,005
UK government bonds	6,706	—	—	6,706
Emerging markets bonds	1,110	—	—	1,110
Global government bonds	2,106	—	—	2,106
Alternative asset class	3,480	—	—	3,480
Insurance and reinsurance contracts	—	2,069	—	2,069
Total pension assets	$44,476	$2,069	$—	$46,545

	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Cash and cash equivalents	$224	$—	$—	$224
Mutual funds:
UK Equity	6,365	—	—	6,365
Emerging markets equity	5,507	—	—	5,507
US blended equity	3,814	—	—	3,814
European equity	2,373	—	—	2,373
Asia equity	1,744	—	—	1,744
UK corporate bonds	11,090	—	—	11,090
UK government bonds	6,079	—	—	6,079
Emerging markets bonds	1,973	—	—	1,973
Global government bonds	988	—	—	988
Insurance and reinsurance contracts	—	2,197	—	2,197
Total pension assets	$40,157	$2,197	$—	$42,354
There were no significant concentrations of credit risk or other types of risk in our U.S. and non-U.S. pension assets investments at December 31, 2012 and 2011.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefits
In addition to pension benefits, certain U.S. retirees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded. The following table sets forth the change in benefit obligation of our other postretirement benefits and amounts recognized on our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2012	2011
Change in postretirement benefit obligations:
Benefit obligation at beginning of year	$3,313	$3,313
Interest cost	137	160
Actuarial gain	(503)	(169)
Employer contributions	(210)	9
Benefit obligation at end of year	$2,737	$3,313

Funded status	$(2,737)	$(3,313)
Accrued postretirement obligation	$2,737	$3,313
Amounts pertaining to our postretirement benefits recognized on our consolidated balance sheets are classified as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current liabilities	$(211)	$(263)
Noncurrent liabilities	(2,526)	(3,050)
Net amount recognized	$(2,737)	$(3,313)
Amounts recognized in accumulated other comprehensive loss (pre-tax) related to our postretirement benefits as of December 31, 2012 and 2011 are as follows (in thousands):

Other Postretirement Benefit Plans	December 31, 2012	December 31, 2011
Actuarial gain	$1,471	$1,133
Accumulated other comprehensive income	$1,471	$1,133
A summary of the components of our net periodic postretirement cost is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest cost	$137	$160	$225
Amortization of prior service cost	(158)	(158)	—
Recognized net actuarial loss	(8)	—	—
Net periodic postretirement cost	$(29)	$2	$225
Actuarial assumptions used to measure the postretirement benefit obligation include a discount rate of 3.50% and 4.30% at December 31, 2012 and 2011, respectively. The weighted average discount rates used to measure net periodic benefit cost for the years ended December 31, 2012,2011, and 2010 were 4.30%, 5.00%, and 5.50%, respectively. The assumed health care cost trend rate for fiscal year 2012 was 8.10% and is projected to decrease over 16 years to 4.50%, where it is expected to remain thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rate would not have a material effect on the service cost or interest cost components of net periodic postretirement cost, or on the postretirement benefit obligation.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth estimated future gross benefit payments for each of the next five years and in aggregate for the subsequent five-year period (in thousands):

Year Ending December 31,	Estimated Annual Benefit Payments
2013	$211
2014	210
2015	210
2016	208
2017	205
2018 - 2022	961
Note 13: Litigation, Commitments and Contingencies
Product Warranties
Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management regularly studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The following table summarizes the change in our warranty liability during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$4,853	$2,555
Vocollect addition at acquisition	—	948
Payments or parts usage	(5,722)	(5,867)
Additional provision	8,005	7,217
Ending balance	$7,136	$4,853
Guarantees and Indemnifications
We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of December 31, 2012 and 2011. We have not made any significant indemnification payments as a result of these clauses.
At December 31, 2012, we had letter-of-credit reimbursement agreements totaling $3.8 million, compared to $2.2 million at December 31, 2011. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Commitments
During the third quarter of 2012, we shipped products with a total selling price of $9.4 million to a third-party financing company that entered into a three-year operating lease with an end-user customer. We received an up-front payment of $3.9 million and expect to collect the remaining purchase price over the next two years. The collection of these payments over the next two years is contingent on the end user's ability to make payments to the third-party financing company. Due to the substantial risks of ownership retained in the assets, we have recorded the transaction as a financing transaction and have recognized a financing lease obligation related to the up-front payment. We will recognize operating lease revenue ratably over the three year lease term. When we no longer retain substantial risks of ownership, we will recognize the remaining payments and profit into income, and will fully depreciate the net book value of the assets sold, which we expect to occur in August 2014. The financing element of the transaction is recorded as interest expense.
At December 31, 2012, the carrying amount of the assets totaled $5.5 million and is recorded within Property, plant and equipment, net on the Consolidated Balance Sheets. The assets will be depreciated using the straight-line method over the useful lives.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, we recorded $0.3 million in engineering fees relating to take-or-pay purchase agreements. We expect to make these payments during 2013. Purchase commitments, including take-or-pay purchase agreements and non-cancelable open purchase orders, during the next five years are as follows (in millions):

Year	Amount
2013	$25.1
2014	8.3
2015	2.1
2016	2.1
2017	—
Payments due under non-cancelable future leases during the next five years are as follows (in millions):

Year	Amount
2013	$14.3
2014	9.7
2015	5.3
2016	3.7
2017	3.1
Rental expense for operating leases from continuing operations, including amounts for short-term leases with nominal, if any, future rental commitments, was $10.7 million, $10.6 million, and $10.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Aggregate future minimum rental income to be received under non-cancelable subleases is $1.4 million in 2013, and is not material in years beyond 2013.
Legal Matters
We currently, and from time to time, are subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. With the exception of certain cases involving the defense of our patents as described below, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties (which may include claims against us for infringement of such third parties' patents). These matters can also include matters in which we are not a party to a pending law suit, but in connections with which a party to a law suit seeks indemnification from us. In addition to the expense of addressing these matters, resolution of any of these disputes could result in the write down or write off of accounts receivable, the payment of damages, or both. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect the ultimate resolution of any currently pending proceedings and disputes to have a material effect on our business, financial condition, results of operations or liquidity.
We capitalize external legal costs incurred in the defense of our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. The capitalized legal patent costs are recorded in other assets on our consolidated balance sheets. Refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in legal actions related to the defense of our patents, including the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of December 31, 2012 and 2011, $7.5 million and $7.4 million of legal patent costs were capitalized, respectively. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:6-cv-51, United States District Court for the District of North Dakota, Southeastern Division (the “Alien Case”). In the case Zebra Technologies Corporation and ZIH Corporation vs. Intermec, Inc., Civil Action No. 12-cv-9808, United States District Court for the Northern District of Illinois, Eastern Division (the “Zebra Case”), we have asserted counterclaims regarding Zebra's infringement of Intermec patents. Some

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of the fees we incur in connection with the Zebra Case may be capitalized to the extent they relate to the enforcement of our patents. The Zebra Case was commenced in December 2012 and our counterclaims were filed in January 2013.
Merger Related Litigation
As described in Part I, Item 3, Legal Proceedings, Merger Related Litigation, purported class action lawsuits have been filed on behalf of Intermec's stockholders. The ultimate resolution of such matters is inherently subject to uncertainty. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect the ultimate resolution of these matters to have a material effect on our business, financial condition, results of operations or liquidity.
Note 14: Acquisitions
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
The allocation of the purchase price to Vocollect’s assets acquired and liabilities assumed, net of cash acquired, is as follows (in thousands):

	At Acquisition March 3, 2011	Adjustments	At Acquisition March 3, 2011 (Adjusted)
Accounts receivable (gross contractual receivables total to $21,461)	$20,569	$—	$20,569
Inventories	6,800	720	7,520
Net deferred tax assets	7,552	328	7,880
Other current assets	1,606	5,747	7,353
Goodwill (including $7.9 million for assembled workforce)	131,167	8,995	140,162
Intangible assets	85,600	(18,100)	67,500
Property, plant and equipment	10,060	(937)	9,123
Other assets	3,235	(3,098)	137
Accounts payable	(6,818)	—	(6,818)
Payroll and related expenses	(531)	(8,281)	(8,812)
Deferred revenue	(11,616)	680	(10,936)
Accrued expenses	(11,231)	2,492	(8,739)
Deferred tax liabilities	(35,370)	12,800	(22,570)
Long-term deferred revenue	(4,282)	—	(4,282)
Other long-term liabilities	(370)	(1,000)	(1,370)
Total net assets acquired	$196,371	$346	$196,717
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

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset. Deferred tax liabilities were adjusted for the reduction of the customer relationship asset and to recognize the tax benefit attributable to payments anticipated to be made in the future to former Vocollect stock option holders. We finalized the acquisition accounting in the fourth quarter of 2011.
Goodwill recognized is attributable primarily to the expected synergies and the assembled workforce of Vocollect and is not deductible for income tax purposes. Goodwill associated with the Vocollect acquisition has been allocated to the Voice solutions reportable segment. Refer to Note 15, Goodwill and Other Long-Lived Assets, for changes in goodwill associated with our acquisitions.
The following table presents the total revenue and net income for Vocollect, including amortization of intangibles and other purchase accounting charges resulting from the acquisition of Vocollect for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Total revenue	$122,240	$106,214
Net (loss) earnings	(18,802)	412

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Goodwill and Other Long-lived Assets
Goodwill
The following table reflects goodwill allocated to each reportable segment at December 31, 2012 and 2011 (in thousands):

	Intermec Branded	Voice Solutions	Total
Goodwill balances at December 31, 2010	$1,152	$—	$1,152
Goodwill from acquisitions	2,196	140,162	142,358
Goodwill balances at December 31, 2011	3,348	140,162	143,510
Goodwill impairment	(3,348)	(47,809)	(51,157)
Goodwill balances at December 31, 2012	$—	$92,353	$92,353
During 2012, we had several triggering events that required us to perform goodwill impairment analyses and record total goodwill impairment charges of $51.2 million during the year ended December 31, 2012. Below is a detail by quarter of each goodwill impairment analysis performed during 2012. The following discussion reflects the effect of the corrections disclosed in Note 17, Quarterly Financial Information (Unaudited).
Q1 2012 goodwill impairment analysis. During the first quarter of 2012, two events occurred that triggered an analysis of the carrying value of goodwill. Specifically, operating income was less than our forecast, primarily due to a $19.0 million loss on operations in the first quarter principally in the Intermec-branded products and services segments. In addition, our financial results negatively impacted the price per share of Intermec stock, causing the market capitalization of the Company to be significantly below its net book value. These triggering events were indicators that it was more likely than not the fair value of the Company’s goodwill was less than its book value. We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS, and VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of our VSC reporting unit exceeded its fair value. We completed our Step 2 impairment test and recorded a goodwill impairment charge of $41.2 million ($14.9 million recorded in Q1 2012 and $26.3 million recorded in Q2 2012), associated with the first quarter Step 2 goodwill impairment analysis of our VSC reporting unit for the year ended December 31, 2012.
Q2 2012 goodwill impairment analysis. During the second quarter of 2012, the composition of key senior management changed at the reporting units, and we also changed our Chief Executive Officer. Additionally, we evaluated certain market trends and specific changes in our marketplace, including macro and micro economic conditions, expected government spending and industry data. As a result of the changes and evaluations, a review was performed over all areas in which we engage in business. Upon conclusion of the review, key operational and investment decisions were updated that resulted in changes in the forecasted amount and timing of future receipts and expenditures. Specifically, forecasts of revenue, research and development costs, capital expenditures, and other inputs to operations were revised, resulting in reduced cash flow forecasts across the three reporting units with goodwill. Consequently, a triggering event occurred that required us to evaluate impairment of goodwill, specific to facts and circumstances during the three months ended July 1, 2012.
We prepared a Step 1 goodwill impairment analysis to determine the fair values of all three reporting units with goodwill (IGS, VHS, and VSC). After performing our Step 1 analysis for the reporting units, we determined that the carrying value of our VHS reporting unit exceeded its fair value, so we then performed a Step 2 analysis. Based on our analysis we recorded a goodwill impairment of $5.4 million associated with the second quarter Step 2 impairment analysis of our VHS reporting unit. This impairment was primarily the result of a reduction in our long-term business forecast specifically related to expected government spending in the skilled nursing area, the likely impact on capital investments in that market, and the timing of the launch of new products for our Healthcare reporting unit.
Q3 2012 goodwill impairment analysis. During the three months ended September 30, 2012, we missed our revenue and operating income forecast in our VSC reporting unit, due to significant economic pressures as well as slower revenue growth in North America. In addition, our VSC reporting unit experienced changes in key management personnel in our North American region, and we lowered our forecast.
As a result of the changes and evaluations, key operational and investment decisions were made that resulted in changes in the amount and timing of receipts and expenditures. Specifically, the forecast of revenue was revised, which resulted in a significant

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decrease in the forecast of our VSC reporting unit. We performed a Step 1 goodwill impairment test as of September 30, 2012, which determined that the fair value of the VSC reporting unit exceeded its carrying value and, as a result, there was no goodwill impairment as of September 30, 2012.
Annual 2012 goodwill impairment analysis. As part of our annual goodwill impairment analysis, we performed a Step 1 goodwill impairment analysis of all our reporting units as of our measurement date of November 30, which determined that the carrying values of our VHS and IGS reporting units exceeded their fair values. As a result, we performed a Step 2 goodwill impairment analysis of our VHS and IGS reporting units.
The impairment of our VHS reporting unit was largely the result of an increase in the fair value of intangible assets other than goodwill. In the Step 2 analysis, intangibles for the reporting unit are revalued for the purposes of the impairment calculation. As of the November 30, 2012 measurement date, the fair value of the VHS intangible assets increased due to ongoing in-process product development and new customer sales. The increase in the intangible assets reduced the implied fair value of the goodwill, resulting in an impairment charge in the fourth quarter of 2012 of $1.2 million relating to our VHS reporting unit.
The impairment of our IGS reporting unit was primarily due to a significant decline in the financial performance of the reporting unit during the fourth quarter of 2012, which was negatively impacted by the loss of two major customers and required a significant decrease in the outlook of the business. As a result, we recorded a goodwill impairment charge of $3.3 million in the fourth quarter of 2012 relating to our IGS reporting unit.
The goodwill balance before and after the goodwill impairment charges recorded during the year ended December 31, 2012 is as follows (in thousands):

Reportable Segment	Reporting Unit	Goodwill Balance at December 31, 2011	Goodwill impairment	Goodwill Balance at December 31, 2012
Intermec-branded services:	Intermec Global Solutions (IGS)	$3,348	$(3,348)	$—
Voice solutions:	Supply chain (VSC)	130,682	(41,174)	89,508
	Healthcare (VHS)	9,480	(6,635)	2,845
	Total:	$143,510	$(51,157)	$92,353
Refer to Note 1, Significant Accounting Policies, for a description of our reporting units and the methods used to determine the fair value of our reporting units.
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to the asset group to the extent that the fair market value of the asset group is less than its carrying value. Due to the same circumstances that required the interim goodwill impairment test and annual goodwill impairment test above, we evaluated the long-lived assets of our reporting units with goodwill for impairment for the quarters ended April 1, 2012, July 1, 2012, September 30, 2012 (VSC reporting unit only for the third quarter of 2012), and November 30, 2012, the measurement date of our annual goodwill impairment test. We determined that the carrying amount of the long-lived assets of our reporting units with goodwill did not exceed their estimated undiscounted future cash flows, and thus our total long-lived assets were not impaired as of April 1, 2012, July 1, 2012, September 30, 2012 (VSC reporting unit only for the third quarter of 2012), and November 30, 2012.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Segment Reporting
We have three reportable segments: Intermec-branded products, Intermec-branded services and Voice solutions. Our three reportable segments provide our customers with the following products and services:

Intermec-branded products	Design, development, manufacture, sale and resale of mobile computing products, bar code scanners, wired and wireless bar code printers and label media products, and RFID products and license fees.

Intermec-branded services	Managed services, customer support, product maintenance and professional services related to products, and systems integration.

Voice solutions	Voice data collection terminals, and professional services related to these products.
We have two measures of segment performance: revenue and gross profit. Performance and resource allocation are primarily measured by sales and standard gross profit. All other earnings, costs, and expenses are aggregated and reported on a consolidated basis. Our Interim CEO, who is our chief operating decision maker, evaluates revenue performance of product lines, both domestically and internationally. However, operating, strategic, and resource allocation decisions are based primarily on the overall performance in each operating segment. It is not practicable to segregate total assets by segment. Our operating segments have distinct products and services, and therefore intersegment revenues are minimal. Total assets for the years ended December 31, 2012 and 2011 were $556.3 million and $869.3 million, respectively.
The following table sets forth our operations by reportable segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Intermec-branded products	$529,604	$598,842	$545,258
Intermec-branded services	138,246	143,127	133,853
Voice solutions	122,243	106,212	—
Total	$790,093	$848,181	$679,111
Gross profit:
Intermec-branded products	$189,114	$238,948	$204,038
Intermec-branded services	53,858	51,094	53,554
Voice solutions	73,068	56,695	—
Total	$316,040	$346,737	$257,592
For the years ended December 31, 2012, 2011 and 2010, one customer accounted for more than 10% of our consolidated revenues. Total sales to this customer were $164.9 million, $187.4 million, and $156.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, and primarily related to Intermec-branded product sales. Revenues from this customer are reported within each of our segments.
The following table sets forth our revenues by product line and service (in thousands):

	Year Ended December 31,
	2012	2011	2010
Intermec-branded:
Systems and solutions	$380,729	$423,434	$381,618
Printer and media	148,875	175,408	163,640
Service	138,246	143,127	133,853
Voice Solutions	122,243	106,212	—
Total	$790,093	$848,181	$679,111

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic region are determined based on the location of the customer. European revenues and long-lived assets relate primarily to the United Kingdom, Germany and France. No individual country, other than the U.S., exceeds 10% of consolidated revenues. The following table sets forth our revenues by geographic region (in thousands):

	Year Ended December 31,
	2012	2011	2010
North America	$399,708	$408,307	$344,100
Europe, Middle East and Africa (EMEA)	231,030	275,365	212,998
Latin America and Mexico (LATAM)	101,075	102,587	76,205
Asia Pacific (ASIAPAC)	58,280	61,922	45,808
Total	$790,093	$848,181	$679,111
The following table sets forth our property, plant and equipment, net, by geographic region (in thousands):

	Year Ended December 31,
	2012	2011
North America	$35,953	$37,133
Europe, Middle East and Africa (EMEA)	2,048	2,104
Latin America and Mexico (LATAM)	997	1,192
Asia Pacific (ASIAPAC)	5,329	6,657
Total	$44,327	$47,086
As at December 31, 2012, long-lived assets attributable to countries outside of the U.S. comprised 19% of total long-lived assets. The largest components of these assets are attributable to Singapore.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Quarterly Financial Information (Unaudited)
Below is unaudited quarterly financial information for 2012 and 2011 (in millions, except for earnings per share and common stock sales price):

	2012
	Q1[1]	Q2[2]	Q3[2]	Q4
Revenues	$179.7	$201.0	$192.8	$216.6
Gross profit	65.9	79.2	80.0	90.9
Net (loss) earnings	(242.1)	(43.3)	7.7	(4.8)

Basic (loss) earnings per share	$(4.03)	$(0.72)	$0.13	$(0.08)
Diluted (loss) earnings per share	$(4.03)	$(0.72)	$0.13	$(0.08)
1 In the first quarter of 2012, we recognized expense of $206.9 million for a valuation allowance against a portion of our U.S. deferred tax assets.
2 Net (loss) earnings, basic (loss) earnings per share, and diluted (loss) earnings per share for the second and third quarters of 2012 have been corrected from amounts previously reported, as described in the section below titled "Immaterial Restatement of Goodwill Impairment."

	2011
	Q1	Q2	Q3	Q4[3]
Revenues	$178.5	$221.1	$211.8	$236.8
Gross profit	68.3	91.3	87.8	99.3
Net (loss) earnings	(6.0)	(3.8)	0.7	(21.6)

Basic (loss) earnings per share	$(0.10)	$(0.06)	$0.01	$(0.36)
Diluted (loss) earnings per share	$(0.10)	$(0.06)	$0.01	$(0.36)
3 In the fourth quarter of 2011, we recorded an expense of $20.9 million for a valuation allowance against a portion of our U.S. deferred tax assets.
Immaterial Restatement of Goodwill Impairment
During the preparation of our 2012 annual goodwill impairment analysis, a data entry error was identified related to our second quarter 2012 Step 2 goodwill impairment analysis related to our VHS reporting unit. Had this data entry error not occurred, the goodwill impairment charge reported in our second quarter 2012 report on Form 10-Q would have been greater by $5.3 million. Based on an analysis of quantitative and qualitative factors and the total mix of available information, we believe this error is immaterial to our previously reported financial statements for prior periods. As such, we will correct the interim condensed consolidated financial statements prospectively as shown below.
In addition, we had an out-of-period adjustment of $0.5 million reported in our third quarter 2012 report on Form 10-Q, arising from the goodwill impairment analysis of our VSC reporting unit. The VSC impairment analysis related to first quarter 2012 trigger events. The $0.5 million adjustment should have been recorded in the second quarter 2012. We believe that this correction also is immaterial to our previously reported financial statements.
Both the $5.3 million and the $0.5 million adjustments are appropriately reflected in the year ended December 31, 2012 financial statements. In the financial information below, we have reflected these corrections by: (i) increasing the goodwill impairment charge in the second quarter 2012 by $5.3 million to reflect the increased goodwill impairment related to the VHS reporting unit; and (ii) transferring to the second quarter 2012 the $0.5 million goodwill impairment charge related to the VSC reporting unit originally recorded in the third quarter 2012.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the increase (decrease) in our goodwill impairment charges relating to the corrections described above for the quarter and year-to-date periods ended July 1, 2012 and September 30, 2012 (in thousands):

	July 1, 2012	September 30, 2012
Increase (decrease) in goodwill impairment for the:
Quarter-to-date period	$5,780	$(486)
Year-to-date period	$5,780	$5,294
The following table presents financial statement line items of our second and third quarter Condensed Consolidated Statements of Operations as previously reported and as corrected for the goodwill impairment corrections discussed above:

(Unaudited; in thousands)	Three Months Ended		Six Months Ended
	July 1, 2012	July 1, 2012	July 1, 2012	July 1, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Impairment of goodwill	$26,589	$32,369	$41,514	$47,294
Operating loss	$(33,578)	$(39,358)	$(67,194)	$(72,974)
Loss before income taxes	$(34,380)	$(40,160)	$(68,625)	$(74,405)
Net loss	$(37,522)	$(43,302)	$(279,612)	$(285,392)

Net loss per common share:
Basic loss per share	$(0.62)	$(0.72)	$(4.65)	$(4.75)
Diluted loss per share	$(0.62)	$(0.72)	$(4.65)	$(4.75)

(Unaudited; in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012
	(as previously reported)	(as corrected) [1]	(as previously reported)	(as corrected)
Impairment of goodwill	$(200)	$(686)	$41,314	$46,608
Operating profit (loss)	$9,017	$9,503	$(58,177)	$(63,471)
Earnings (loss) before income taxes	$8,441	$8,927	$(60,184)	$(65,478)
Net earnings (loss)	$7,203	$7,689	$(272,409)	$(277,703)

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.12	$0.13	$(4.52)	$(4.61)
Diluted earnings (loss) per share	$0.12	$0.13	$(4.52)	$(4.61)
1 During the third quarter, the second quarter impairment analysis for VHS was finalized resulting in a reduction of the impairment charge.

INTERMEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial statement line items of our second and third quarter Condensed Consolidated Statements of Comprehensive Income (Loss) as previously reported and as corrected for the goodwill impairment adjustments discussed above:

(Unaudited; in thousands)	Three Months Ended		Six Months Ended
	July 1, 2012	July 1, 2012	July 1, 2012	July 1, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Net loss	$(37,522)	$(43,302)	$(279,612)	$(285,392)
Total comprehensive loss	$(45,179)	$(50,959)	$(285,876)	$(291,656)

(Unaudited; in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Net earnings (loss)	$7,203	$7,689	$(272,409)	$(277,703)
Total comprehensive income (loss)	$8,074	$8,560	$(277,802)	$(283,096)
The following table presents financial statement line items of our second and third quarter Condensed Consolidated Balance Sheets as previously reported and as corrected for the goodwill impairment adjustments discussed above:

(Unaudited; in thousands)	July 1, 2012	July 1, 2012	September 30, 2012	September 30, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Goodwill	$101,996	$96,216	$102,196	$96,902
Total assets	$566,582	$560,802	$575,461	$570,167
Accumulated deficit	$(489,939)	$(495,719)	$(482,734)	$(488,028)
Total shareholders' equity	$126,070	$120,290	$136,257	$130,963
The following table presents financial statement line items of our second and third quarter Condensed Consolidated Statements of Cash Flows as previously reported and as corrected. As described above, the impact from the goodwill impairment is a non-cash item, and accordingly, it does not impact the previously reported totals, including net cash used in operating activities and net change in cash and cash equivalents:

(Unaudited; in thousands)	Six Months Ended		Nine Months Ended
	July 1, 2012	July 1, 2012	September 30, 2012	September 30, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Net loss	$(279,612)	$(285,392)	$(272,409)	$(277,703)
Impairment of goodwill	$41,514	$47,294	$41,314	$46,608

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts[1]	Deductions and Write- offs	Balance at End of Period
As of December 31, 2012:
Allowance for uncollectible accounts receivable	$2,522	$1,121	$—	$(969)	$2,674
Allowance for sales returns	4,423	(418)	—	—	4,005
Valuation allowance on deferred tax assets	28,993	203,768	—	(455)	232,306
As of December 31, 2011:
Allowance for uncollectible accounts receivable	2,153	1,544	—	(1,175)	2,522
Allowance for sales returns	5,369	(946)	—	—	4,423
Valuation allowance on deferred tax assets	2,682	22,508	4,973	(1,170)	28,993
As of December 31, 2010:
Allowance for uncollectible accounts receivable	1,327	1,348	—	(522)	2,153
Allowance for sales returns	9,006	(3,637)	—	—	5,369
Valuation allowance on deferred tax assets	2,157	1,161	—	(636)	2,682
1 Valuation allowance for deferred tax assets as of December 31, 2011 established through goodwill.

INTERMEC, INC.
INDEX TO EXHIBITS

Exhibit No.
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

2.2
Agreement and Plan of Merger by and among the Company, Honeywell and Merger Sub, dated as of December 9, 2012, filed as Exhibit 2.1 to the Company's December 9, 2012 current report on Form 8-K,, and incorporated herein by reference.

3.1
Restated Certificate of Incorporation of Intermec, Inc. (formerly, UNOVA, Inc. and referred to below as the “Company”), filed as Exhibit 3.1 to the Company’s May 17, 2006 current report on Form 8-K, and incorporated herein by reference.

3.2
Amended and Restated By-Laws of the Company, as amended as of November 12, 2012 and filed as Exhibit 3.1 to the Company’s November 13, 2012 current report on Form 8-K, and incorporated herein by reference.

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

4.9
Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2012, by and between
Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company's May 1, 2012 current report on Form 8-K, and incorporated herein by reference.

4.10
Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2012, by and between
Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company's November 1, 2012 current report on Form 8-K, and incorporated herein by reference.

4.11
Sixth Amendment to Amended and Restated Credit Agreement, executed on February 14, 2013, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company's February 20, 2013 current report on Form 8-K, and incorporated herein by reference.

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

Exhibit No.
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

10.11
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, as amended and restated as of May 26, 2010, filed as Exhibit 10.1 to the Company’s September 26, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.12
Amendment No. 5 to Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s January 19, 2012 current report on Form 8-K, and incorporated herein by reference.**

10.13
Form of Restricted Stock Unit Agreement (For Non-Employee Directors) under the Director Compensation Program, as amended by Amendment No. 5, filed as Exhibit 10.2 to the Company’s January 19, 2012 current report on Form 8-K, and incorporated herein by reference.**

10.14
Director Compensation Program under the Company’s 2008 Omnibus Incentive Plan, Amended and Restated as of January 19, 2012, filed as Exhibit 10.14 to the Company's 2011 annual report on Form 10-K, and incorporated herein by reference.* **

10.15
Director Compensation Program under the Company's 2008 Omnibus Incentive Plan, Amended and Restated as of June 14, 2012, filed as Exhibit 10.1 to the Company's August 9, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.16
Form of Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.7 to the Company’s June 29, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.17	Director Deferred Compensation Plan, As Amended and Restated November 9, 2010, filed as Exhibit 10.13 to the Company’s 2010 annual report on Form 10-K, and incorporated herein by reference.**
10.18	Amendment to Director Deferred Compensation Program, filed as Exhibit 10.3 to the Company’s January 19, 2012 current report on Form 8-K and incorporated herein by reference.**
10.19
Intermec, Inc. Director Deferred Compensation Plan, As Amended and Restated January 19, 2012, filed as Exhibit 10.19 to the Company's 2011 annual report on Form 10-K, and incorporated herein by reference. * **

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
10.23
Action and Amendment to the Company’s Deferred Compensation Plan, dated December 18, 2009, filed as Exhibit 10.18 to the Company’s 2009 annual report on Form 10-K, and incorporated herein by reference.**

10.24
Action and Second Amendment to the Company’s Deferred Compensation Plan, dated March 18, 2010, filed as Exhibit 10.1 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

Exhibit No.
10.25
Action and Third Amendment to the Company’s Deferred Compensation Plan, dated June 9, 2011, filed as Exhibit 10.2 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.26
Intermec, Inc. Change of Control Severance Plan, Amended and Restated as of March 22, 2010, filed as Exhibit 10.2 to the Company’s March 28, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.27
Intermec, Inc. Senior Officer Severance Plan, Amended and Restated Effective November 8, 2010, filed as Exhibit 10.2 to the Company’s 2010 Annual Report on Form 10-K and incorporated herein by reference. **

10.28
2008 Employee Stock Purchase Plan, approved by stockholders May 23, 2008 and effective July 1, 2008, filed as Exhibit 10.9 to the Company’s June 28, 2008 quarterly report on Form 10-Q and incorporated herein by reference.**

10.29
2008 Employee Stock Purchase Plan, as amended and restated effective May 22, 2012, filed as Exhibit 10.1 to the Company's May 22, 2012 current report on Form 8-K, and incorporated herein by reference.**

10.30
The Company’s 2008 Omnibus Incentive Plan (as amended and restated effective May 25, 2011), filed as Exhibit 10.1 to the Company’s May 25, 2011 current report on Form 8-K, and incorporated herein by reference. **

10.31	Executive Change of Control Policy for the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.25 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.32	Standard Change of Control Policy for the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.26 to the Company’s 2008 annual report on Form 10-K, and incorporated herein by reference.**
10.33
Senior Officer Incentive Program, under the Company’s 2008 Omnibus Incentive Plan, as amended and restated November 8, 2010, filed as Exhibit 10.27 to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference.**

10.34
Form of Employee Stock Option Grant Notice and Stock Option Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 28, 2008 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.35
Form of Employee Stock Option Grant Notice (For U.S. Optionees) and Stock Option Agreement under the Company's 2008 Omnibus Incentive Plan, effective for awards granted on or after May 21, 2012, filed as Exhibit 10.2 to the Company's August 9, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.36
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement (for U.S. Optionees) under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.3 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.37
Form of Nonqualified Stock Option Grant Notice (Performance Vested for Senior Officers) and Stock Option Agreement under the Company's 2008 Omnibus Incentive Plan, effective for awards granted on or after May 21, 2012, filed as Exhibit 10.3 to the Company's August 9, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.38
Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.39
Form of Restricted Stock Unit Agreement under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.4 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.40
2008 Long-Term Performance Share Program under the Company’s 2008 Omnibus Incentive Plan, as amended March 31, 2009, filed as Exhibit 10.1 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.41
2008 Long-Term Performance Share Program under the Company's 2008 Omnibus Incentive Plan, as amended March 23, 2012, filed as Exhibit 10.1 to the Company's May 16, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.42
2008 Long-Term Performance Share Program Agreement for the Award Period January 1, 2009 through December 31, 2011, filed as Exhibit 10.2 to the Company’s April 3, 2009 current report on Form 8-K, and incorporated herein by reference.**

10.43
Form of Employee Long-Term Performance Share Program Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s June 27, 2010 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.44
Form of Employee Long-Term Performance Share Program Agreement under the Company’s 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s May 13, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.45
Form of Performance Share Unit Agreement under the Company’s 2008 Long-Term Performance Share Unit Program under the Company’s 2008 Omnibus Incentive Plan, effective for awards granted after May 25, 2011, filed as Exhibit 10.5 to the Company’s July 3, 2011 quarterly report on Form 10-Q, and incorporated herein by reference.**

Exhibit No.
10.46
Form of Performance Share Unit Agreement under the Company's 2008 Long-Term Performance Share Program under the Company's 2008 Omnibus Incentive Plan, effective for awards on or after March 23, 2012, filed as Exhibit 10.2 to the Company's May 16, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.47
2004 Omnibus Compensation Plan, Approved May 6, 2004, Amended and Restated as of January 1, 2008, filed as Exhibit 10.11 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.48	Form of Incentive Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.1 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.49	Form of Non-Qualified Stock Option Agreement for awards under the 2004 Plan, filed as Exhibit 10.2 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.50
Form of Restricted Stock Unit Agreement for awards under the 2004 Plan, filed as Exhibit 10.5 to the Company’s September 30, 2004, quarterly report on Form 10-Q, and incorporated herein by reference.**

10.51	Form of Restricted Stock Agreement for awards under the 2004 Plan, filed as Exhibit 10.4 to the Company’s September 30, 2004 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.52	2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.9 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.53	Form of Incentive Stock Option Agreement for awards under the 2001 Plan, filed as Exhibit 10.3 to the Company’s July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.54
2001 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.55	1999 Stock Incentive Plan, Amended and Restated as of January 1, 2008, filed as Exhibit 10.8 to the Company’s July 1, 2007 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.56
Form of Incentive Stock Option Agreement for awards under the 1999 Stock Incentive Plan (the “1999 Plan”), filed as Exhibit 10.5 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.57	Form of Non-Qualified Stock Option Agreement for awards under the 1999 Plan, filed as Exhibit 10.6 to the July 3, 2005 quarterly report on Form 10-Q, and incorporated herein by reference.**
10.58
Amendment of Restricted Stock Agreements under 1999 Plan, dated as of September 12, 2002, filed as Exhibit 10.30 to the Company’s September 30, 2002 quarterly report on Form 10-Q, and incorporated herein by reference.**

10.59
1999 Plan Document Relating to Election to Receive Employee Stock Options in Lieu of Certain Cash Compensation Payable to Company Officers in Fiscal Year 2002, filed as Exhibit 10.6 to the Company’s 2001 annual report on Form 10-K, and incorporated herein by reference.**

10.60
Performance Based Restricted Stock Unit Agreement, dated May 24, 2011, between the Company and Patrick J. Byrne under the Company’s 2008 Omnibus Incentive Plan, as amended effective July 9, 2008, filed as Exhibit 10.2 to the Company’s May 25, 2011 current report on Form 8-K, and incorporated herein by reference.**

10.61	Policy for Recovery of Incentive Compensation, adopted February 22, 2012, filed as Exhibit 10.60 to the Company's 2011 annual report on Form 10-K, and incorporated herein by reference.* **
10.62
Letter Agreement with Interim Chief Executive Officer and President, dated May 21, 2012, filed as Exhibit 10.1 to the Company's May 25, 2012 current report on Form 8-K, and incorporated herein by reference.**

10.63
Clarification of Letter Agreement with Interim Chief Executive Officer, dated June 18, 2012, filed as Exhibit 10.4 to the Company's August 9, 2012 quarterly report on Form 10-Q, and incorporated herein by reference.***

10.64
Restricted Stock Unit Agreement, dated May 22, 2012, between the Company and Allen J. Lauer under the 2008 Omnibus Incentive Plan, as amended and restated effective May 25, 2011, filed as Exhibit 10.2 to the Company's May 25, 2012 current report on Form 8-K, and incorporated herein by reference.**

10.65
Separation Agreement with former Chief Executive Officer and President, dated May 25, 2012, filed as Exhibit 10.1 to the Company's June 1, 2012 current report on Form 8-K, and incorporated herein by reference.*

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Copies of these exhibits are included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
**	Compensatory plan or arrangement.
+
Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934.