Form 10-K/A
period 2012-12-31
Intermec, Inc.
filed 2013-04-29
CIK 1044590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13279

Intermec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4647021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 348-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $372.7 million based on the closing sale price on that day as reported on the New York Stock Exchange. On March 19, 2013, there were 60,466,725 shares of the registrant’s Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERMEC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-K/A

-i-

EXPLANATORY NOTE

Intermec, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013, primarily for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends Part III, Items 10 through 14, as well as certain information on the cover page. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment No. 1 does not reflect events occurring after the date of the 2012 Form 10-K, nor does it modify or update the disclosures contained in the 2012 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected above and below. Accordingly, this Amendment No. 1 should be read in conjunction with Intermec’s 2012 Form 10-K and other filings made with the SEC on or after March 11, 2013.

Unless the context requires otherwise, the terms “Intermec,” the “Company,” “we,” “us” and “our” refer to Intermec, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR

Statements made in this filing and any related statements that express Intermec’s or our management’s intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements regarding: the proposed acquisition of Intermec by Honeywell International Inc. (“Honeywell”), including the receipt of regulatory approval for the potential merger transaction, and the anticipated timing of the closing of the potential merger transaction, if at all; statements about performance goals or their attainment by any of our executives; our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial information; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our impairment analysis for goodwill and long-lived assets, and our deferred tax valuation allowances; our evaluation of internal controls over financial reporting; and the applicability and results of accounting policies used in our financial reporting and the necessity to update information in our periodic or other required reports. They also include, without limitation, statements about future financial and operating results of our Company after the acquisition of other businesses and the benefits of such acquisitions. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made, and may include statements regarding action to be taken by third parties or by us. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.

Actual actions or results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. These include, but are not limited to, risks and uncertainties described more fully in our reports filed or to be filed with the Securities and Exchange Commission including, but not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which are available, among other places, on our website at www.intermec.com.

You are encouraged to review the Risk Factors portion of Part I, Item 1A of the 2012 Form 10-K, which discusses risk factors associated with our business and with the proposed acquisition of the Company by Honeywell.

MERGER AGREEMENT WITH HONEYWELL

On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Honeywell and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell (“Merger Sub”). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”).

The Merger Agreement and related matters are discussed in more detail in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control – Merger Agreement with Honeywell” in this Amendment No. 1.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Corporate Governance Webpage. We have established a Corporate Governance section on our website (our “Corporate Governance Webpage”), which can be accessed at http://www.intermec.com/investorrelations, and selecting “Compliance and Filings” and then the “Corporate Governance” option. The charters of the Board’s standing committees, the Standards of Independence, the Corporate Governance Guidelines and the Standards of Conduct that apply to all directors, officers and other employees are posted there.

Code of Ethics. We have adopted a code of business conduct and ethics for all directors, officers and employees, known as the Standards of Conduct. The Standards of Conduct are available on our Corporate Governance Webpage. We intend to disclose on our Corporate Governance Webpage any amendment to, or waiver of, the Standards of Conduct related to our senior officers or directors. Shareholders may request a free copy of the Standards of Conduct from:

Intermec, Inc.

Attention: Investor Relations

6001 36th Avenue West

Everett, WA 98203-1264

Executive Officers. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of the 2012 Form 10-K.

Board of Directors. Our Board currently has nine members. Our directors are elected at the annual meeting of stockholders, most recently at our 2012 Annual Meeting of Stockholders, and are elected to serve until the next annual meeting or until their successors are elected and qualified. The Chairman of the Board is Allen J. Lauer; Stephen P. Reynolds serves as the Board’s lead independent director. For information about the compensation of our Board of Directors, refer to “Item 11. Executive Compensation—Director Compensation” in this Amendment No. 1.

The following information presents each of our current director’s age, past five years’ business experience and public board experience, other current business or professional activities, and educational background, all as of March 19, 2013, unless otherwise noted.

•

KEITH L. BARNES, age 61. Mr. Barnes has been a director of Intermec since January 2012. Mr. Barnes served as Chairman of the Board of Verigy Ltd, a provider of advanced automated test equipment and solutions for the semiconductor test industry, from 2008 through June 2011, when the company was acquired by Advantest; he also served as Verigy’s Chief Executive Officer from 2006 through 2010. Mr. Barnes serves on the Boards of Directors of Spansion, Inc. (a “flash” memory chip maker that designs, develops and manufactures “NOR” flash memory products, since 2011), JDS Uniphase Corporation (a provider of optical products and test and measurement solutions for the communications industry, since 2011) and Mentor Graphics (a provider of electronic design automation software and systems, since 2012). He also serves as a director of the San Jose State University Foundation Board and the Classic Wines Auction Board. Mr. Barnes received a Bachelor of Science in environmental sciences from California State University, San Jose.

Mr. Barnes was nominated to continue to serve as a director due to his extensive experience in leading and managing technology companies, such as ours, including in corporate and business strategy and global operations. He brings to our Board his experience as the chief executive officer of a technology company and his experience and perspectives gained from serving on the boards of other public companies.

•

ERIC J. DRAUT, age 55. Mr. Draut has been a director of Intermec since October 2008. Mr. Draut is the former Executive Vice President and Chief Financial Officer of Kemper Corporation (then known as Unitrin, Inc.), a financial services provider specializing in insurance products, and served in those positions from February 2002 and February 1997, respectively, until September 2010. He was also a director of Unitrin from 2002 until September 2010. Mr. Draut has served as a director of Special Value Continuation Fund, LLC and Special Value Continuation Partners, LP (registered investment funds) since February 2011. The funds are now a business development corporation and Mr. Draut is a director of this entity and its public holding company, TCP Capital Corp. He also serves as Chairman of the Board of Directors of Lutheran Social Services of Illinois. Mr. Draut received a Bachelor of Science Degree in accounting from the University of Illinois at Urbana-Champaign and a Masters’ Degree in Business Administration from the J.L. Kellogg School of Management at Northwestern University. Mr. Draut is also a Certified Public Accountant.

Mr. Draut was nominated to continue to serve as a director due to his extensive experience with financial reporting, risk management and knowledge of capital markets that he acquired as Chief Financial Officer and director of a public company offering financial services and insurance products. Mr. Draut provides the Board insights and guidance regarding finance, accounting and risk management matters.

•

GREGORY K. HINCKLEY, age 66. Mr. Hinckley has been a director of Intermec since 2004. Mr. Hinckley is President and a director of Mentor Graphics Corporation, a provider of electronic design automation software and systems, and has served in that capacity since 1999. He joined Mentor Graphics as Executive Vice President, Chief Operating Officer and Chief Financial Officer in 1997. He also serves on the Boards of Super Micro Computer, Inc. (developer and seller of energy-efficient, application optimized server solutions, since 2009) and SI Bone, Inc. (medical device company, since 2010). He also serves as Advisory Director of Portland State University Engineering School. Mr. Hinckley holds a Bachelor of Arts Degree in Math and Physics from Claremont McKenna College, a Master’s Degree in Applied Physics from the University of California, San Diego, and a Master’s Degree in Business Administration from Harvard Business School. He is also a Certified Public Accountant.

Mr. Hinckley was nominated to continue to serve as a director due to his extensive experience in leading and managing technology companies that operate globally, such as ours, including direct responsibility for financial functions and financial and accounting matters. He also brings to our Board his experience and perspectives gained from serving on the boards of other public companies.

•

LYDIA H. KENNARD, age 58. Ms. Kennard has been a director of Intermec since 2003. Ms. Kennard has served as a principal of Airport Property Ventures, LLC, a developer and operator of aviation facilities, since March 2007. She also serves as Chief Executive Officer of KDG Construction Consulting, a family-owned construction and program management firm, which was incorporated in 1984. Ms. Kennard serves as a director of URS Corp. (provider of engineering, construction and technical services around the world, since 2007) and of Prologis, Inc. (formerly named AMB Property Corporation, global owner, operator and developer of industrial real estate, since 2004). She also serves as a director of the UniHealth Foundation and as a trustee for the University of Southern California and the Marlborough School. She previously served as a member of the California Air Resources Board from 2004 until 2011. Ms. Kennard served as a director of IndyMac Bancorp, Inc. (former savings and loan association) from 2002 to 2008. Ms. Kennard holds a Bachelor of Arts Degree in urban planning and management from Stanford University, a Master’s Degree in city planning from Massachusetts Institute of Technology and a Juris Doctorate from Harvard Law School.

Ms. Kennard was nominated to continue to serve as a director due to her prior executive and operational experience with a variety of public and private businesses and institutions, including those with business operations similar to some of our customers. This experience positions her to contribute to the Board her leadership skills and critical insights into the operational requirements of a large company. She also brings to our Board her knowledge of the management and governance of public companies based on her experience as a director of several public companies.

•

ALLEN J. LAUER, age 75. Mr. Lauer has been a director of Intermec since 2003, and has served as Chairman of the Board since July 2007. Since April 2012, Mr. Lauer also has served as the Interim Chief Executive Officer and President of Intermec. Mr. Lauer is the Retired Chairman of the Board of Varian, Inc., a supplier of scientific instruments and vacuum technologies. He served as the Chairman of Varian from 2002 through February 2009. He also served as Chief Executive Officer of Varian from 1999 until his retirement from that position on December 31, 2003. From 2003 to 2008, Mr. Lauer was a director of Immunicon Corporation (developer of cell- and molecular-based human diagnostic and life science research products). Mr. Lauer holds a Bachelor of Science Degree in Electrical Engineering from Stanford University and a Master’s Degree in Business Administration from the University of California, Berkeley.

Mr. Lauer was nominated to continue to serve as a director due to his many years of management experience leading technology businesses, including corporate and business strategy and global operations. He brings to our Board his experience as the chief executive officer of a technology company and his experience and perspectives gained from serving on the boards of other public companies, including as non-executive chairman.

•

STEPHEN P. REYNOLDS, age 65. Mr. Reynolds has been a director of Intermec since 2005, and became the Board’s lead independent director in April 2012. Mr. Reynolds is an advisor with PreferWest LLC and the Managing Director of Loblolly Estates LLC. Mr. Reynolds was formerly the Chairman, President and Chief Executive Officer of Puget Energy, Inc., a regulated Washington State utility, and of its wholly owned utility subsidiary, Puget Sound Energy, Inc., from 2002 until 2010 (as a director and President) and 2011 (as CEO). Mr. Reynolds serves on the Boards of Green Diamond Resource Company (private forestry resources and timber company, since 2007) and the Corix Group of Companies (provider of essential utility infrastructure, since 2013), and is the Chairman of Imperium Renewables, Inc. (bio-fuel refining company, since 2012). He is a former Board member of the Edison Electric Institute (association of shareholder-owned U.S. electrical utilities), and the American Gas Association (association of U.S. natural gas companies). He also serves on the Boards of The ArtsFund of Seattle, the 5th Avenue Theatre, The Tateuchi Center for the Arts, The Nature Conservancy of Washington and The Bonneville Environmental Foundation. Mr. Reynolds holds a Bachelor of Arts Degree in Economics from the University of California, Berkeley and a Master’s Degree in Business Administration from the University of Oregon.

Mr. Reynolds was nominated to continue to serve as a director due to his extensive experience as a director and chief executive of public companies, including those with business operations similar to certain of our customers. He brings to our Board his experience and perspectives on issues of corporate strategy.

•

STEVEN B. SAMPLE, age 72. Dr. Sample has been a director of Intermec since 1997 (and of its predecessor companies before that time). Dr. Sample has been President Emeritus of the University of Southern California since August 2010, prior to which he was President of the University of Southern California from 1991 to August 2010. He serves as a life trustee of the University of Southern California, and as a director of the AMCAP Fund, Inc., the

American Mutual Fund, Inc., the Investment Company of America, Inc. and the Global Balanced Funds, Inc. (investment funds). Dr. Sample is also a director and trustee of the Eisenhower Medical Center. Dr. Sample’s former directorships (in the past five years) include William Wrigley Jr. Company (manufacturer of chewing gum and confections) from 1997 to 2008, Santa Catalina Island Company (real estate development), emeritus trustee of the Regenstrief Medical Foundation and Institute, and Chairman Emeritus of the Association of Pacific Rim Universities. Dr. Sample holds a Bachelor of Science, a Master of Science and a Ph.D. in Electrical Engineering from the University of Illinois at Urbana-Champaign.

Dr. Sample was nominated to continue to serve as a director due to his extensive experience in leading and administering large organizations, including world-recognized academic institutions, and public and private businesses. He brings to our Board his experience and perspectives on the management and governance of large organizations based on his experience of serving on the boards of other public and also private for-profit organizations.

•

OREN G. SHAFFER, age 70. Mr. Shaffer has been a director of Intermec since 2005. Mr. Shaffer is the Retired Vice Chairman and Chief Financial Officer of Qwest Communications International Inc. (now CenturyLink), a telecommunications provider, having served in that capacity from 2002 to 2007. Mr. Shaffer also serves on the Boards of Terex Corporation (diversified global manufacturer of capital equipment, since 2007), Demag Cranes AG (leading supplier of industrial cranes, crane components, harbour cranes and port automation technology, since 2011), Belgacom S.A. (provider of fixed and mobile telephone, internet and television services in Benelux, since 1994), and XPO Logistics, Inc. (third-party logistics provider, since 2011). Mr. Shaffer previously served on the Boards of Thai Capital Fund, Inc. (non-diversified, closed-end management investment company, Japan Equity Fund, Inc. (closed-end management investment company) and Singapore Fund, Inc. (closed-end equity mutual fund). Mr. Shaffer holds a Bachelor of Science Degree in Finance and Business Administration from the University of California, Berkeley and a Master of Science Degree in Management from the Sloan School of Management, Massachusetts Institute of Technology.

Mr. Shaffer was nominated to continue to serve as a director due to his extensive experience in leading and managing U.S.-based global businesses, including direct responsibility for financial functions and financial and accounting matters. He also brings to our Board his knowledge of the management and governance of public companies that have international operations based on his experiences as a director of other public companies with international operations, including firms based outside the United States.

•

LARRY D. YOST, age 75. Mr. Yost has been a director of Intermec since 2002. Mr. Yost is the Retired Chairman of the Board and Chief Executive Officer of ArvinMeritor, Inc., a global supplier of a broad range of integrated systems and components to the motor vehicle industry. He served in those positions from 2000 to August 2004. Mr. Yost serves as a director of Kennametal, Inc. and, at various times, has served as its Chairman and Lead Director (global supplier of tooling, engineered components and advanced materials, since 1987). From 2004 to 2009, he also served as a director of Actuant Corporation (diversified industrial manufacturer of industrial tools and other products, formerly Applied Power Inc.) and of Milacron Inc. (global supplier of plastics-processing technologies and industrial fluids), including at various periods as its lead outside director and as the latter’s Chairman of the Board. Mr. Yost holds a Bachelor of Science from Milwaukee School of Engineering.

Mr. Yost was nominated to continue to serve as a director due to his many years of management experience as a chief executive officer and senior executive of large business organizations with extensive supply chain operations similar to our own and those of certain of our customers. He also brings to our Board his knowledge of the management and governance of public companies based on his experience gained from serving on the boards of other public companies.

Board Independence. Currently, with the exception of Mr. Lauer, our Board consists of independent non-management directors. Mr. Lauer also was an independent, non-management director until April 30, 2012, when the Board elected him Interim Chief Executive Officer (“CEO”) and President of Intermec. Mr. Lauer currently is not an independent director because of his management roles. Until April 30, 2012, our former CEO and President, Patrick J. Byrne, also was a member of our Board. Mr. Byrne was not an independent director because of his management roles.

The Governance and Nominating Committee and the Board consider the relationships our non-management directors have with the Company and determine whether such directors are independent of the Company and management. The Board has adopted Standards of Independence, which our stockholders can access on our Corporate Governance Webpage, to help determine whether any of our non-management directors have a material relationship with the Company. After considering relevant facts and circumstances, the Board determined that all of our non-management directors, all of whom served during 2012 , were independent within the meaning of SEC regulations, the NYSE’s standards for director independence and our

Standards of Independence, and had either no relationship with the Company (other than being a director and/or stockholder) or only immaterial relationships with the Company that are permissible within the parameters set forth in our Standards of Independence. We monitor relationships between the Company and the directors and the other companies for which they or their applicable family members are directors or employees, including some that are not required to be disclosed in this proxy statement as related person transactions. We transact business with some of such other companies in amounts that do not exceed the limitations contained in our Standards of Independence.

With regard to Mr. Draut, the Governance and Nominating Committee and the Board concluded that he is an independent director after also taking into account additional information about his relationships with certain third parties. Prior to September 2010, Mr. Draut was the Chief Financial Officer and a director of our then-largest stockholder, Kemper Corporation (formerly known as Unitrin, Inc.). As a former employee, Mr. Draut also is a participant in the Kemper Corporation Retirement Plan; the Kemper Corporation Retirement Plan Trust (“Kemper Trust”) for the retirement plan became a stockholder of Intermec in September 2011 when Kemper Corporation transferred all of its Intermec shares to the Kemper Trust. The Kemper Trust reduced its ownership of Intermec shares to zero by the end of 2012. In the case of Mr. Draut, the Board considered Mr. Draut’s employment and board service with Kemper during 2010, his participation in the Kemper retirement plan, the transactions between Kemper and Intermec, and Kemper’s and the Kemper Trust’s investment in Intermec. There was no agreement between Kemper and Intermec regarding Mr. Draut’s nomination or election to our Board. In addition, Mr. Draut has been a director of private investment funds managed by Tennenbaum Capital Partners. The funds are now a business development corporation and Mr. Draut is a director of this entity and its holding company, TCP Capital Corp., which made an initial public offering of its shares on April 4, 2012. The Intermec pension plan holds an interest in a different fund managed by Tennenbaum Capital Partners, which represents less than 1% of our pension assets.

The Board has determined that the standing committees consist entirely of independent directors who met applicable independence standards. The Board also has determined that our Audit and Compliance Committee members meet the applicable SEC and NYSE requirements relating to audit committee membership, and that the directors designated as Audit Committee Financial Experts are independent directors.

Board Standing Committees. In 2012, our Board had three standing committees: the Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee. Independent directors other than committee Chairs are generally expected to serve on two committees. The following table shows our current directors’ memberships on the standing committees of the Board during 2012 and as serving as of April 29, 2013.

Director	Audit and Compliance	Compensation	Governance and Nominating

Keith L. Barnes	Member* (effective February 23, 2012)	Member (effective February 23, 2012)	—

Eric J. Draut	Chair* (effective February 23, 2012)	Member (through February 23, 2012)	Member

Gregory K. Hinckley	Member*	Chair (effective May 22, 2012)	—

Lydia H. Kennard	—	Member	Member

Allen J. Lauer	—	—	Chair (through April 30, 2012)

Stephen P. Reynolds	Member	—	Chair (effective April 30, 2012)

Steven B. Sample	Member	—	Member

Oren G. Shaffer	Chair* (through February 23, 2012)	Member (effective February 23, 2012)	Member (effective February 23, 2012)

Larry D. Yost	—	Chair (through May 22, 2012)	Member (effective May 22, 2012)

*	Indicates Audit Committee Financial Expert.

Audit and Compliance Committee. The membership of our Audit and Compliance Committee is set forth in the table above, including the designation of Audit Committee Financial Experts as indicated by an asterisk (*). When Mr. Shaffer stepped down from the chairmanship of this committee, he also ceased to be a member.

For information about this committee’s policies regarding pre-approval of audit fees and services, refer to “Item 14 Principal Accountant Fees and Services” in this Amendment No. 1.

Compensation Committee; Compensation Committee Interlocks and Insider Participation. The membership of our Compensation Committee is set forth in the table above. When Mr. Yost stepped down from the chairmanship of this committee, he continued to be a member of the committee. None of the directors serving as members of the Compensation Committee during 2012 had, during 2012 or at any earlier or later time, served as an officer or employee of Intermec or its subsidiaries. None of our executive officers had, during 2012 or at any earlier or later time, served as a director or compensation committee member at a company where any member of our Board was an executive officer.

Governance and Nominating Committee; Nominating Procedures. The membership of our Governance and Nominating Committee is set forth in the table above. Mr. Draut left this committee when he became Chair of the Audit and Compliance Committee. Mr. Lauer left this committee on April 30, 2012, when he became the Interim CEO and President of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC and NYSE. SEC regulations also require us to identify in this proxy statement any person subject to this requirement who failed to file any such report on a timely basis.

Based on our review of the reports we have received and written representations that no other reports were required for 2012, we believe that all Section 16(a) reporting requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities in 2012 were satisfied on a timely basis, except that, due to administrative difficulties at the Company, a total of two Form 4 reports and three transactions on behalf of one director and one executive officer were filed late. The director for whom a single report was filed late was Mr. Barnes regarding one transaction. The executive officer for whom a single report was filed late was Mr. Morikubo regarding two transactions.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis describes the compensation policies and decisions of the Compensation Committee (the “Committee”) with respect to our senior executives, including the officers named in the Summary Compensation Table for 2012 (the “named executive officers”). In 2012, our named executive officers were:

•	Allen J. Lauer, Interim Chief Executive Officer and President

•	Robert J. Driessnack, Chief Financial Officer and Senior Vice President

•	Dennis A. Faerber, Senior Vice President, Global Operations

•	James P. McDonnell, Senior Vice President, Global Sales and Marketing

•	Yukio Morikubo, Senior Vice President, General Counsel, and

•	Patrick J. Byrne, former Chief Executive Officer and President.

Mr. Byrne terminated employment effective May 11, 2012. Effective April 30, 2012, Mr. Lauer was appointed Interim Chief Executive Officer and President.

Objectives. The focus of our executive compensation program is to motivate and reward performance that maximizes short-term and long-term stockholder value in a balanced fashion. The design and operation of the program reflect the following objectives:

•	Performance. Motivate executives to achieve superior performance by making a significant portion of total compensation at-risk and based on financial and strategic performance results.

•

Stockholder value. Correlate compensation paid to executives with short-term and long-term financial results and common stock price performance using equity-based compensation and stock ownership guidelines to strongly align executives’ interests with stockholders’ interests.

•	Retention. Attract and retain executives by offering a competitive total compensation package.

Elements of Compensation. The main components of our executive compensation program are:

•	Base salary, which forms a stable part of our named executive officers’ compensation packages;

•	Variable annual incentive compensation based on financial objectives that directly relate to our near-term financial goals and business plans (our “SOIP” program); and

•

Long-term incentives emphasizing equity-based compensation in the form of stock options, restricted stock units and performance share units that reinforce achievement of sustained, long-term stockholder value creation. (The latter two are sometimes abbreviated as “RSUs” and “PSUs,” respectively).

Pay for Performance Emphasis. The Board and the Committee are firmly committed to a pay-for-performance compensation program. In 2012, the Committee fulfilled its commitment to ensure that at least 50% of the number of shares granted to all our named executive officers, other than our Interim CEO and President, were subject to performance goals with a multi-year basis. See “Long-Term Equity Incentive Program,” below.

Executive Compensation Approach in 2012

The Board and the Committee support the strategies, investments and initiatives developed by management to improve the long-term health of the Company and position it for future success. Over recent years, the multi-faceted programs necessary to achieve our strategic ends have been challenging to implement during a global economic downturn and a slow-paced, uneven recovery. These initiatives have demanded a commitment to long-term results. Some of our initiatives have resulted in current period charges or expenses that offset profitability in current periods, and we also have incurred other non-cash charges not directly related to the success or failure of our strategic progress. The Board and the Committee believe that the effective use of performance targets that reward meaningful progress toward long-term strategic goals is an important tool in motivating achievement and in attracting and retaining talented executives, despite such charges.

In 2012, the Committee took the following actions to further implement our pay-for-performance philosophy with appropriate compensation and retention incentives:

•	Base salaries for 2012 remained at 2011 levels, except that Mr. Driessnack received a modest salary increase, in part to position his pay more competitively relative to peer company comparisons.

•

The 2012 annual incentive program continued to assign targets for only two financial measures (business operating profit before interest and taxes, as a percentage of revenue, and free cash flow), each of which individually may result in payment of some portion of the potential payout. The Committee believes these measures are closely aligned with stockholders’ interests and that the plan design enhances management focus on key priorities that will enable us to pursue our strategic goals.

•

In 2012, our performance share unit program had a three-year award cycle comprised of three interim annual measurement periods over which performance is measured. Performance measures for the program are revenue, earnings per share, and free cash flow. The Committee believes this design promotes commitment and retention of the Company’s executive officers while also recognizing the challenge of forecasting timing for achievement of longer-term strategic goals.

•

In 2012, we fulfilled our commitment that at least one-half of the equity normally granted to our named executives for the year (based on the number of shares) would consist of awards that vest based upon the achievement of specified performance goals.

In establishing performance goals and evaluating management performance, we believe it is important to understand the Company’s core operating results, especially when comparing those results on a consistent basis to results for previous periods and anticipated results for future periods. For purposes of attainment against performance targets related to business operating performance and profitability, performance has been calculated excluding specified costs or charges not directly reflective of the performance of the ongoing business. See “Components of the Executive Compensation Program – 2012 SOIP Goals and Results.”

Corporate Governance Highlights

In order to further align the long-term interests of management with those of our stockholders and align our compensation program with best practices, the Board and the Committee have established the following policies and practices:

•	Independent Compensation Committee. The Committee, comprised solely of independent directors, approves all compensation for our named executive officers.

•

Independent compensation consultant. The Committee retains an independent compensation consultant that does not provide any services to management and that had no prior relationship with management prior to the engagement.

•

Compensation risk. The Committee assessed our compensation policies and programs and determined that we have no compensation policies and programs that give rise to risks reasonably likely to have a material adverse effect on the Company.

•	Annual Say-on-Pay vote. We hold annual advisory say-on-pay votes on executive compensation.

•	Executive stock ownership guidelines. Our Board adopted stock ownership guidelines that our named executive officers are expected to meet within five years. See “Stock Ownership Guidelines,” below.

•	Clawback policy. In 2012, the Committee adopted a clawback policy for awards made pursuant to our annual and long-term incentive programs. See “Clawback Policy,” below.

•

No enhanced benefit programs. We do not provide our management with pensions, supplemental executive retirement plans or any other enhanced benefit programs beyond those that are typically available to all other employees other than a deferred compensation plan for senior executives.

•	Limited perquisites. Our management receives minimal perquisites, consisting primarily of special life insurance coverage that was applicable only to our former CEO.

Performance, Competitiveness, and Other Committee Considerations in Setting Executive Compensation

In any given year, when establishing elements of executive compensation, the Committee may take into consideration one or more of the following factors:

•	The belief that the total compensation opportunity and the percentage of total compensation “at risk” should increase as the level of responsibility rises;

•

Internal pay equity among similarly situated officers. We assess an executive officer’s responsibilities, the scope of his or her position, and the complexity of the department or function he or she manages relative to internal peers, and set compensation levels within a relatively narrow band for comparably situated executives;

•	The Company’s performance, operating budget and expected financial constraints;

•	Trends in compensation paid to similarly situated officers at our peer companies;

•

The market 25th, 50th and 75th percentile of compensation paid to executives in similar positions at our peer companies, as we believe this helps us in determining the amount of compensation that is needed to attract, retain, and motivate our executives;

•	An executive’s historical and anticipated performance;

•	The need to motivate executives to address particular business challenges that are unique to any given year;

•	The independent judgment of the members of the Committee;

•	Our CEO’s recommendations for his direct reports, because of his direct knowledge of the results delivered and leadership demonstrated by each executive;

•

A review of a current executive officer’s total compensation as set forth in a tally sheet that includes data regarding fixed and variable compensation at target and the value of stock options and share units granted to each executive officer in previous fiscal years;

•	Fixed and variable compensation history, individually and in the aggregate, including target and actual payouts of performance-based compensation; and

•	The total compensation cost and stockholder dilution resulting from executive compensation actions, as we believe this helps us maintain a responsible cost structure for our compensation programs.

The relative weight, if any, given to each of the factors above varies with each individual executive officer and with respect to each element of compensation at the sole discretion of the Committee. For more information about benchmarking data we use to evaluate the competitiveness of our executives’ compensation, see “Benchmarking and Peer Group Information,” below.

In 2011, after considering input from stockholders and other interested parties, the Committee made commitments to ensure that at least 50% of equity grants to our named executive officers in future years will be subject to performance goals. These grants and our commitments are discussed below in “Long-Term Equity Incentive Program.”

The Committee has considered the results of our second annual advisory stockholder vote on the compensation of our named executive officers (our “Say on Pay Proposal”) held at our 2012 Annual Meeting of Stockholders. Approximately 75% of shares present at the meeting voted “For” our 2012 Say on Pay Proposal (14% voted “Against” and 11% “Abstained,” excluding broker non-votes). The Committee has considered these voting results, and believes that the level of support indicated reflects favorably on the Company’s executive compensation program, including the commitment to ensure that at least 50% of equity grants to named executive officers will be subject to performance goals. The Committee engaged an independent compensation consultant to assist in implementing those commitments in 2012 and adopted other policies consistent with positive pay practices.

Terms of Retention of Interim CEO and President

In connection with Mr. Byrne’s termination of employment, Mr. Lauer, Chairman of our Board of Directors, was appointed Interim CEO and President effective April 30, 2012. Under the terms of his employment agreement as Interim CEO and President, Mr. Lauer is entitled to an annual salary of $650,000 and reimbursement of reasonable expenses incurred in the performance of his services, in accordance with applicable Company policies and guidelines. Under the agreement, Mr. Lauer is not eligible to participate in any of the Company’s cash-based or equity-based management incentive or other benefit plans. While serving as Interim CEO and President, Mr. Lauer is eligible to receive equity awards on generally the same terms as he would have received had he remained a non-employee member of the Board of Directors, but is not otherwise eligible to receive cash or other compensation payable to non-employee directors under the Company’s Director Compensation Program. Due to the temporary nature of his employment, the discussion below regarding named executive officer compensation generally does not apply to Mr. Lauer.

Components of the Executive Compensation Program

Total Direct Compensation Mix. The Committee’s decisions about compensation for the named executive officers are intended to emphasize at-risk, performance-based compensation. As a result, a small proportion of target total direct compensation is in the form of fixed cash salary; a majority of the target value of total direct compensation is either variable or long-term, or both. A significant proportion of the total direct compensation of our executive officers is at-risk, performance-based compensation. By “at-risk” we mean that the individual is not guaranteed to receive value for that element of compensation; for example, stock options are valuable only if the price of the Company’s stock increases above its price on the grant date.

The Committee’s policies are generally applied consistently among all of our executive officers. However, after taking into account input from our stockholders and ISS Proxy Advisory Services in early 2011, the Committee decided to increase the portion of our former CEO’s equity compensation that was contingent on meeting specified performance goals; that same adjustment was implemented for our other executive officers in 2012. CEO compensation generally is reviewed in the context of the higher market compensation for CEOs generally. In setting CEO compensation for Mr. Byrne in 2012, the Committee believed that the CEO position merited a higher level of compensation relative to other named executive officers because of its critical role in the strategy and performance of the business and the need to attract and retain a talented executive to fill this role.

Base Salary. Base salaries are a fundamental executive recruitment and retention tool. The Committee believes that it is essential to offer some form of non-contingent compensation to attract and retain qualified executives. Although peer benchmarking establishes the market median value for total compensation, whether a named executive officer’s base salary is set at, above or below that median for similar executive positions in the peer groups is based in part on a subjective assessment of the officer’s individual performance and the list of factors outlined above. The Committee believes that outstanding performers can be paid above the median, and that truly exceptional performers can be paid well above the median. The Committee assesses the performance of the CEO and discusses with the CEO his assessment of the individual performance of the other named executive officers. Generally, these assessments consider such factors as the officer’s contribution (in his or her area of responsibility) to business initiatives intended to deliver financial or strategic value to the Company’s short-term and long-term business and financial goals, or an officer’s strategic leadership toward these goals, or whether an officer has assumed a greater scope of responsibility than counterparts at peer companies. No specific weight is given to any one objective or performance factor. The Committee’s approval of salary levels reflects an overall assessment of how well each named executive officer performed his job, in the context of the performance of the leadership team overall.

For 2012, the Committee made its annual review of competitive benchmarking and market position in November 2011. At that time, the Committee decided that the base salaries of the named executive officers would not be increased for 2012, except that Mr. Driessnack’s base salary was increased by 5% to reflect his continued growth, the impact of the CFO role and to position his pay more competitively relative to peer company comparisons. In view of the Merger, the Committee decided that the base salaries of the named executive officers would not be increased for 2013.

Annual Cash Incentive Program (Senior Officer Incentive Program, or “SOIP”). The annual cash incentive program in which our named executive officers are eligible to participate is the SOIP, which is intended to motivate participants to achieve short-term business and financial goals. Senior executive officers (“Senior Officers”) are assigned individual target opportunities for SOIP payments that range from 50% to 100% of their annual salaries. Consequently, increases or decreases in a participant’s base salary affect his or her SOIP opportunity. Individual target bonus opportunity percentages for our eligible named executive officers were as follows for 2012: Mr. Driessnack, 60%; Mr. Faerber, 60%; Mr. McDonnell, 70%; Mr. Morikubo, 60%; and Mr. Byrne, 100%. Mr. Lauer is not eligible to participate in the SOIP. SOIP participants can earn from 0% to 200% of their target payout opportunity, based on the Company’s financial performance. The threshold level of achievement provided for payouts of 50% of the target payout amount; achievement below threshold performance would result in no payout. The Committee establishes the payout opportunity range and threshold achievement levels each year. The Committee’s practice has been to assign only Company financial goals for the annual cash incentive opportunity; individual performance is not a factor. The Committee determines the extent to which the participants have earned their SOIP payments at the end of the year and has the authority to reduce the payout despite achievement of the SOIP goals, and to make specified adjustments for results that are not reflective of the performance of the ongoing business. Apart from the SOIP, the Committee has discretion to award a supplemental bonus payment based on individual performance factors as it deems appropriate. During 2012, the Committee exercised this discretion and awarded Mr. Morikubo a $75,000 bonus to recognize Mr. Morikubo’s individual contributions in 2012 on key strategic projects that were not anticipated at the beginning of 2012.

2012 SOIP Goals and Results. In February 2012, SOIP target performance goals were assigned. The Committee selected two performance measures with the following weightings: (1) achievement of business operating profit (“BOP”) before interest and taxes, as a percentage of revenue (75% weight) and (2) free cash flow (“FCF”) (25% weight). Achievement of each performance measure at or above threshold independently may result in payment of a portion of the potential payout. The Committee believes these measures are aligned with the strategic initiatives and business performance objectives being led by senior management. Because our Senior Officers are responsible for the success of the entire organization, the Committee intentionally included the operating results of acquired companies in the targets. However, for determining the level of attainment, BOP specifically excludes various restructuring and acquisition costs, and some other non-recurring charges and expenses which, in the Committee’s view, do not directly reflect the performance of the ongoing business.

The 2012 SOIP goals and their weightings were intended to balance profitable revenue achievement and prudent management of cash and liquidity. The Committee believed that these goals reflected appropriate business objectives in the period of tentative economic recovery prevailing in 2012. The target, threshold and maximum achievement levels for BOP as a percentage of revenue and for FCF are set forth in the table below. As indicated by the table, the Committee determined that the performance goals for 2012 were not achieved, so no payout for 2012 was made under the 2012 SOIP.

Metric	Performance Goal			Actual Attainment	Award %	Metric Weight	Adjusted Award Results %
	Threshold	Target	Maximum
		(dollars in millions)
Business Operating Profit, adjusted (BOP), as Percentage of Revenue	5.0%	6.5%	9.0%	1.56%	0.0%	75%	0.0%
Free cash flow (FCF)	$30	$45	$70	$(1.4)	0.0%	25%	0.0%

The following tables present reconciliations of the Company’s GAAP to non-GAAP operating income (loss) and revenue for 2012 and shows the calculation of FCF for 2012 in connection with the determination of attainment of the performance goals under the 2012 SOIP.

Reconciliation of the Company’s GAAP to Non-GAAP Operating Income (Loss) and Revenue for 2012

Year Ended December 31, 2012
(unaudited) (dollars in millions)
Revenue	$790.1
Business Operating Profit, GAAP	63.7
Goodwill impairment	51.2
Acquisition-related adjustment	17.1
Restructuring charges	4.4
Merger-related costs	2.6
Executive severance, net of forfeited stock awards	0.7

Adjusted Business Operating Profit	$12.3

Adjusted Business Operating Profit as a % of revenue	1.56%

Calculation of 2012 Free Cash Flow

Year Ended December 31, 2012
(unaudited) (dollars in millions)
Net cash (used in) provided by operating activities	$(2.4)
Additions to property, plant and equipment	(9.5)
Capitalized legal fees	—
Proceeds from sale of assets	6.4
Restructuring costs charged in the year (less year-end accrual)	4.2

Free Cash Flow	$(1.4)

2013 SOIP. Target bonus opportunity percentages were set for the 2013 SOIP at the same level for each eligible named executive officer as were in effect for the 2012 SOIP, although due to the Merger, no performance measures or targets were determined. If the Merger does not close, the Committee will consider whether and to what extent it would be appropriate to pay a discretionary bonus for 2013, based on criteria determined by the Committee.

Long-Term Equity Incentive Program

General. Our long-term equity incentive program is intended to provide a direct link between executive compensation and long-term stockholder value creation. Long-term incentive opportunities for 2012 were allocated among PSUs, performance-vested stock options and time-vested RSUs. The amount and relative proportions of each type of award have varied in the past four years.

In setting the value of the long-term incentive opportunity for an individual executive officer and for the executive officers as a group, the Committee considers Company performance, the long-term incentive opportunities provided by our peer group companies to their executive officers and the competitiveness of our total direct compensation for executive officers relative to our peer group companies and an assessment of our share usage and related economic costs. The value set is the Committee’s subjective determination after considering these factors.

Long-term equity incentive grants and awards are important compensation tools for attracting, retaining and motivating executives and key employees. Each type of grant or award supports important compensation objectives.

•

PSUs provide a competitive long-term incentive award that will reward executive officers and other participants for overall success in the Company’s financial performance over multiple years. Participants receive payouts in the form of common stock at the end of a performance period in an amount dependent on the degree to which the assigned financial performance goals were achieved. The performance share opportunity is intended to provide an incentive to achieve particular business and performance metrics over a multi-year period.

•

Stock options are intended to align executives’ interests with those of stockholders, by providing an incentive to increase our stock price through positive business and financial performance over multiple years. The stock options only have value to the recipients if the price of the Company’s stock appreciates above the price on the date the options are granted.

•

RSUs that vest over time are intended to align executives’ interests with those of stockholders, by providing an incentive directly affected by increases and decreases to our stock price. RSUs provide greater certainty of executive stock ownership. The vesting period provides a balanced incentive to preserve and grow the value of the shares over time and serves as a retention incentive.

In 2011, we committed that at least 50% of the number of shares granted in the future to all our named executive officers would be subject to performance goals with a multi-year basis. Accordingly, in 2012 we modified our long-term incentive grant structure by rebalancing the allocation of equity grants among share units and stock options that are subject to performance vesting or time-based vesting features. The Committee made awards under the 2012-2014 PSU Program in March 2012. The Committee granted performance-vested stock options and time-based RSUs under the 2012 annual long-term incentive program in the second quarter of the year. For purposes of our program administration, we made the allocation of grants based on value. Because the number of options is determined on approximately a three-to-one basis compared to PSUs and RSUs, the allocation among award types can be expected to result in proportionately more performance-vested stock options than other forms of grants.

Performance Share Unit Program Awards and Results. For a number of years, the Committee has established target awards of PSUs for each named executive officer at the beginning of each three-year award cycle; a new three-year award cycle begins each year. For 2012, the three-year award cycle contained annual measurement periods, described below. The performance targets applicable to PSUs are based on Company financial goals, rather than individual performance. In establishing the goals, the Committee takes into account its subjective assessment of the degree of difficulty required to achieve the performance levels. The targets goals are intended to be achievable if the business performs in a manner that is consistent with its plans, but the achievement is not intended to be a certainty. Participants can earn from 0% to 200% of their target PSU award based on the Company’s performance against the assigned target goals, and subject to their continued employment through the last day of the three-year award cycle or for the 2012-2014 PSU Program, the last day of the applicable annual measurement period (sometimes referred to as a “tranche” in this discussion).

2012-2014 PSU Program and 2012 Results. The PSUs granted in March 2012 are subject to three performance measures: revenue, earnings per share and free cash flow. Each performance measure relates to one-third of the PSUs granted. Each of the performance measures has been assigned an annual goal, with attainment to be measured as of December 31 in each of 2012, 2013 and 2014. One-third of each tranche of PSUs related to a performance measure may vest based on the attainment of the applicable annual goal, and will then be eligible for payout in shares of common stock at that time. If the annual threshold goal for one or more performance measures is not met, the PSUs applicable to such goals for that year’s tranche will be forfeited. The intent of this design is to create a performance-based award that is motivational to achieve milestone goals and that recognizes the challenge of forecasting timing for achievement of longer-term strategic goals and the need to promote commitment and retention of the Company’s executive team over a multi-year period. Attainment of the goals may be measured excluding specified items that the Committee believes do not reflect the performance of the ongoing business.

The Committee believes that these measures balance aspirations to significant revenue growth, profitability and operating efficiency over the three-year award cycle. The measures also complement the annual incentive focus on BOP as a percentage of revenue and FCF, so that our overall incentive-based program balances both near-term and long-term performance.

The target, threshold and maximum performance goals for the 2012-2014 PSU Program are set forth in the table below. As indicated by the table, the Committee determined that the performance goals for the 2012 tranche were not achieved, so no payout was made for such tranche.

2012-2014 PSU Program and 2012 Results

	Performance Goal				Award %	Metric Weight	Adjusted Award Results %
Metric	Threshold	Target	Maximum	Actual Attainment
	(dollars in millions, except EPS)
Revenue	$879	$925	$955	$790.1	0.0%	33.3%	0.0%
Earnings per Share (EPS)	$0.45	$0.60	$0.72	$0.03	0.0%	33.3%	0.0%
Free cash flow (FCF)	$30	$45.2	$60	$(1.4)	0.0%	33.3%	0.0%

The following table presents a reconciliation of the Company’s GAAP to non-GAAP EPS for 2012. The GAAP to non-GAAP reconciliation table for Operating Income (Loss) and Revenue for 2012 and the calculation of FCF for 2012 are set forth above under “2012 SOIP Goals and Results.”

Reconciliation of the Company’s GAAP to Non-GAAP EPS for 2012

Year Ended December 31, 2012
Earnings (Loss) per Share
Loss per share as reported	$(4.68)
Acquisition-related adjustments	0.28
Capitalized legal fees charge	—
Restructuring costs	0.07
Impairment of property, plant and equipment	—
Executive severance	0.03
Forfeited executive stock awards	(0.02)
Impairment of goodwill	0.85
Merger related costs	0.04
Deferred taxes and valuation allowance	3.46

Non-GAAP earnings per share as adjusted	$0.03

2011-2013 PSU Program. The performance period for the 2011-2013 PSU Program is three years and achievement will be measured as of the end of 2013. There is a single financial goal: cumulative revenue. Long-term revenue growth is important to enable the Company to invest in its strategic and growth initiatives. The Committee believes that setting cumulative revenue as the performance goal for the 2011-2013 PSU Program balances the short-term focus of the SOIP program on business operating profit and free cash flow with that of long-term business growth. Achievement will be determined as a percentage of the target, excluding significant acquisitions.

2010-2012 PSU Program. The 2010-2012 PSU Program had a two-year performance period, such that achievement of performance goals was measured as of the end of 2011. Following 2011, the issuance of shares payable under the program to each participant was conditioned on continued employment through December 31, 2012.

Performance-Vested Stock Options and 2012 Results. In 2012, nonqualified stock options were granted that require successful achievement of an annual performance goal as a prerequisite to annual vesting events over a multi-year period. Unvested options remaining after 2012 carry forward to the following year’s vesting opportunity. Options not vested at the end of the multi-year period are to be forfeited. The single performance measure required for partial vesting of the performance-vested options (“PVOs”) at the end of 2012 was BOP as a percentage of revenue of 5%, based on the same calculations as used for the 2012 SOIP, as reported above. Since the actual 2012 BOP as a percentage of revenue was 1.56%, no PVOs vested at the end of 2012, and all PVO awards remained unvested at that time.

Restricted Stock Units. RSUs granted in 2012 vest over time in roughly equal increments over a multi-year service period.

2013 Equity Grants. In compliance with the terms of the Merger Agreement, no equity awards have been granted to the named executive officers for 2013. If the Merger does not close, the Committee will consider whether and to what extent it would be appropriate to grant the named executive officers equity awards for 2013.

Post-Employment Compensation and Benefits

Deferred Compensation Plan. All of our currently employed named executive officers, other than Mr. Lauer, are eligible to participate in the Intermec Deferred Compensation Plan, which is intended to provide benefits not available to participants under our 401(k) Plan due to the limitations imposed on that plan by the Internal Revenue Code of 1986, as amended (the “Code”). Additional information regarding the Intermec Deferred Compensation Plan is shown in the 2012 Nonqualified Deferred Compensation table.

Post-Termination Change of Control Benefits. The Company maintains a Change of Control Severance Plan (the “COC Plan”) and an Executive Change of Control Policy for the 2008 Omnibus Incentive Plan (the “COC Policy”).

The Committee believes it is in the Company’s and our stockholders’ interests to maintain a competitive change of control program to promote the alignment of management’s interests with those of stockholders in evaluating potential change of control transactions by minimizing the distraction of executives that may be caused by personal uncertainties. The “Potential Payments upon Termination or Change of Control” section provides details of the benefits available under the COC Plan and COC Policy, and the estimated potential incremental benefits under those programs for the named executive officers.

Post-Termination Severance Benefits. The Company maintains a severance plan to provide benefits to senior executives following certain terminations of employment. The severance plan requires a qualifying termination of employment by the Company. Benefits payable under the COC Plan and the severance plan are coordinated to avoid any duplication. The severance plan does not require us to retain the executives or to pay them any specified level of compensation or benefits, and we have certain rights to modify the benefits without the consent of the executives. The Committee believes the severance plan is competitive with those of peer companies, and that it serves to diminish the distraction of personal uncertainties in periods of change. The “Potential Payments upon Termination or Change of Control” section provides additional information regarding the severance plan and the estimated potential incremental benefits under the plan for the named executive officers. The amounts and types of payments Mr. Byrne received in connection with his termination of employment are also described in that section.

Benchmarking and Peer Group Information

In selecting peer technology companies for executive compensation benchmarking purposes, the Committee has found that there are too few comparable companies in the automated identification and data collection (“AIDC”) market to provide a broad sample for comparisons. Therefore, the Committee’s practice is also to include non-AIDC technology firms of similar range of size and scale, and that have similar business and financial characteristics. We believe these are characteristics of the firms with which we compete for executive talent.

The Committee reviews market practices for compensating our executive officers, including data from our peer companies (as described below), for the three major components of our compensation program: base salary, variable annual incentive compensation, and long-term equity incentive compensation. When reviewing and analyzing the amount of each major component and the total compensation opportunity for our executive officers, the Committee generally reviews each component at the market 25th, 50th and 75th percentiles of our peer companies for guidance. The Committee, however, does not set compensation components to meet specific benchmarks, such as targeting salaries “at the 50th percentile” or equity compensation “at the 75th percentile.” Rather, the Committee reviews this peer data as a reference point in determining whether the total compensation opportunity is likely to provide sufficient motivation and retention, as well as whether it properly reflects the executive’s role and scope of responsibilities relative to companies with whom we may compete for talent. The Committee chooses the actual amount of each element of compensation and the total compensation opportunity of each executive officer based in part on this peer data and in part on the factors discussed above in “Performance, Competitiveness, and Other Committee Considerations in Setting Executive Compensation.”

The Committee engaged the services of Exequity LLP, an independent compensation consultant, in July 2011, for assistance with compensation design and decisions for 2012. Exequity suggested that the Company use a peer group consisting of technology companies with similar business focus and annual revenue size to that of the Company for 2012. The Committee considered the following criteria in approving a peer group of 24 companies for 2012 compensation review: (1) publicly-traded technology hardware and equipment companies with business focus on computer storage and peripherals and communications equipment; (2) companies that operate in the global and regional markets in which the Company competes; (3) companies that share a competitive customer base and/or similar business model; and (4) companies with annual revenues of a similar size to the Company ($400 million to $1.7 billion). The peer group used by the Committee as a reference for 2012 compensation decisions is identified below:

ADTRAN, Inc.	NETGEAR, Inc.
ARRIS Group, Inc.	Plantronics, Inc.
Aviat Networks, Inc.	Polycom, Inc.
Black Box Corporation	Powerwave Technologies, Inc.
Checkpoint Systems, Inc.	QLogic Corporation
Comtech Telecommunications Corp.	Quantum Corporation
Electronics For Imaging, Inc.	Sierra Wireless, Inc.
Emulex Corporation	SMART Technologies Inc.
F5 Networks, Inc.	Synaptics Incorporated
Hypercom Corporation	Tellabs, Inc.
Imation Corp.	TESSCO Technologies Incorporated
National Instruments Corporation	Zebra Technologies Corporation

Perquisites

Perquisites are not intended to be a material component of our on-going executive compensation programs. Before Mr. Byrne left the Company in May 2012, he participated in a program under which certain officers of the Company are eligible for additional life insurance coverage issued by Standard Life Insurance at the Company’s expense. In 2007, the Committee decided that no additional participants would be added in the future, but did not terminate the program for then-current participants.

Stock Ownership Guidelines

We maintain stock ownership guidelines to ensure that our Senior Officers (including our named executive officers) have a meaningful stake in the equity of the Company and to further align their interests with the long-term interests of our stockholders. The guidelines require each Senior Officer to retain a fixed number of shares of stock. Under these guidelines, our CEO is required to hold 100,000 shares of Intermec common stock; our CFO is required to hold 50,000 shares; and our other Senior Officers are required to hold 25,000 shares. Restricted stock and time-based RSUs (which have not vested) are included in the calculation to determine whether the guidelines are met, but stock options (whether vested or unvested), PSUs or other performance-based awards are not included. The design of the ownership guidelines assumes that, in normal circumstances, an officer can reach the requisite stock ownership level within five years. All of our Senior Officers currently meet these ownership guidelines, except for one Senior Officer who was hired at the end of 2011.

Equity Granting Practices

The Committee has historically made annual awards of stock options and RSUs to named executive officers at its meeting during the second quarter of the year, which coincides with our annual stockholders’ meeting. This Committee meeting also typically occurs during an “open trading window,” which is a period when our insider trading guidelines permit executive officers to engage in trading in Intermec securities. The Committee meeting date, or the next following trading day, is the effective date for the grants. PSU awards to our named executive officers typically are made in the first quarter of the year.

The exercise price or “strike price” of stock options is the fair market value of Intermec common stock on the date of the grant. The Committee also may approve equity awards throughout the year for newly hired executive officers or for promotion or retention purposes. These awards are effective on the date the Committee acts or a subsequent date determined by the Committee.

When the Committee makes its annual grant of stock options and RSUs, it also delegates to an Equity Grant Committee the authority to make an annual grant of stock options and RSUs to employees other than the named executive officers. The Equity Grant Committee members are the Chairman of the Committee and the CEO, who is also a director of the Company. The number of shares authorized for the annual stock option and RSU grants by the Equity Grant Committee is set by the Committee; the grant by the Equity Grant Committee is made on the same day that the Committee makes annual equity grants to the named executive officers, other than PSUs.

The Committee also delegates to the Equity Grant Committee the authority to grant stock options, PSUs and RSUs to employees other than the named executive officers, up to a specified number of shares, until the next annual meeting of stockholders. The Equity Grant Committee generally uses this authority to make grants of equity to newly-hired or promoted management employees at times other than when the annual equity grants are made. These grants must be made by action of the Equity Grant Committee and are made effective on the 15th day of the month (or the next following trading day, if a weekend or holiday). Pending completion of the Merger, annual and other equity awards will not be made during 2013.

We also maintain policies and procedures applicable to employees and directors trading in our common stock. We enforce trading blackout and open trading window periods for our directors, our Senior Officers (including our named executive officers) and other employees who, by virtue of their positions, may have material non-public information. During the open trading window, these individuals must also obtain preclearance from the Corporate Secretary’s office before undertaking a transaction. Our policies also prohibit short trading, puts and calls for executives, and other forms of conflict of interest, which we believe precludes hedging transactions.

Clawback Policy

In February 2012, with the advice of its independent compensation consultant, the Committee approved a policy for recovery of incentive compensation (the “Clawback Policy”). The Clawback Policy was adopted to prevent executives involved in wrongful conduct from unjustly benefiting from that conduct, and to remove the financial incentives to engage in such conduct. The Clawback Policy generally provides that the Committee may recover incentive compensation from a Senior Officer who is involved in wrongful conduct that results in a restatement of the Company’s financial statements for any fiscal quarter or year after adoption of the Clawback Policy, provided the restatement occurs within three years after the end of the restated year. Incentive compensation for this purpose includes the full amount of any annual cash incentive payment under the SOIP calculated based on the financial statements that were subsequently restated, and excess proceeds from sales of any stock acquired under equity incentive awards where such sales were made at inflated stock prices ensuing after the release of earnings that were subsequently restated. We plan to continue to monitor requirements to amend our Clawback Policy for compliance with the provisions of the Dodd-Frank Act, once implemented by regulations.

Limits on Deductibility of Compensation

Section 162(m) of the Code generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers who are in office at the end of the fiscal year to $1 million per officer in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

The Committee’s policy is to provide annual incentive awards, stock options and PSUs that are qualified and fully deductible by the Company under Section 162(m) of the Code. However, in order to maintain market competitive compensation programs, the Committee has reserved the right to approve incentive and other compensation that may not meet the Section 162(m) performance-based compensation exception. To the extent that such compensation exceeds the $1 million limitation set forth in Section 162(m) of the Code, the Committee recognizes that the loss of the tax deduction may be unavoidable under these circumstances.

The time-vested RSUs granted by the Committee will not be treated as performance-based compensation under Section 162(m) of the Code. The value of RSUs generally becomes taxable to the executive upon vesting, not upon grant.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2012 (“CD&A”) with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Amendment No. 1 for filing with the SEC.

The Compensation Committee

Gregory K. Hinckley, Chair

Keith L. Barnes

Eric J. Draut

Lydia H. Kennard

Oren G. Shaffer

Larry D. Yost

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for each of our named executive officers for 2012 and, where applicable, 2011 and 2010. The information contained in this table should be viewed together with the “2012 Grants of Plan-Based Awards” table, which includes target levels for annual incentive awards and long-term performance share awards, to obtain the most accurate representation of short-term and long-term incentive compensation elements and the total compensation provided to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)		Bonus ($)	Stock Awards ($) (b)		Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($) (d)	All Other Compensation ($) (e)	Total ($)
Lauer, Allen J. (f) Interim CEO and President	2012	$425,000	(g)	$—	$100,000	(h)	$—	$—	$49,890	$574,890

Driessnack, Robert J.	2012	335,265		—	282,481		109,207	—	14,217	741,170
CFO and Senior Vice President	2011	319,121		—	387,323		231,802	173,763	7,840	1 ,119,850
	2010	309,385		—	735,803		157,275	—	493,903	1,696,366
Faerber, Dennis A.	2012	339,900		—	282,481		109,207	—	16,796	748,384
Senior Vice President, Global	2011	339,710		—	387,323		231,802	184,972	10,871	1,154,678
Operations	2010	329,077		—	735,803		157,275	—	39,354	1,261,509
McDonnell, James P.	2012	360,500		—	282,481		109,207	—	8,000	760,188
Senior Vice President, Global Sales	2011	360,298		—	387,323		231,802	228,879	11,530	1,219,832
and Marketing	2010	341,923		80,000	851,434		595,940	—	7,840	1,877,137
Morikubo, Yukio (i)	2012	325,000		75,000	282,481		109,207	—	8,000	799,688
Senior Vice President, General Counsel
Byrne, Patrick J. (j)	2012	277,308		—	355,340		—	—	1,957,845	2,590,493
Former CEO and President	2011	720,596		—	1,903,381		—	653,941	24,769	3,302,687
	2010	698,508		—	2,304,564		492,346	—	24,062	3,519,480

(a)	Includes amounts deferred at the officer’s election. See “2012 Nonqualified Deferred Compensation.”
(b)	The amounts represent the grant date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). Refer to the “Shareholders’ Equity” note in the Notes to Consolidated Financial Statements included in our Form 10-K for the relevant assumptions used to determine the valuation of our stock awards. The amounts shown in this column include PSUs granted pursuant to our 2012-2014 PSU Program and RSUs. The grant date fair value of PSUs was calculated based on the target number of PSUs for the award period commencing in the year indicated. For 2012, the grant date fair value of PSUs for the 2012-2014 award period, assuming the highest level of payout for performance against assigned targets, would be as follows: $229,488 for each of Mr. Driessnack, Mr. Faerber, Mr. McDonnell and Mr. Morikubo and $710,681 for Mr. Byrne. Mr. Lauer was not eligible to receive PSUs. The grant date fair value for RSUs is the fair value of the underlying stock as of the grant date. The PSUs and RSUs are discussed in further detail under “Compensation Discussion and Analysis – Long-Term Equity Incentive Program.”
(c)	The amounts shown in this column for 2012 represent the grant date fair value of performance-vested option awards, computed in accordance with FASB ASC Topic 718. The relevant assumptions used to determine the grant date fair value of such options were as follows, resulting in a grant date fair value of $2.70 per share:

Expected life in years	5.73
Expected volatility	51.65%
Expected dividend yield	0.00%
Risk-free interest rate	0.90%
Performance value	Target

Refer to the “Shareholders’ Equity” note in the Notes to Consolidated Financial Statements included in our Form 10-K filed February 28, 2012 for the relevant assumptions used to determine the grant date fair value of options granted in 2011 and 2010.

(d)	The amounts shown in this column constitute the annual cash incentive awards paid to each named executive officer based on the Committee’s evaluation of the achievement of Company performance goals for the year indicated. No amounts were paid for 2012 and 2010. The 2012 SOIP is discussed in further detail in “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Annual Cash Incentive Program (Senior Officer Incentive Program, or “SOIP”) – 2012 SOIP Goals and Results.” The estimated possible payouts for these awards are reflected in the “2012 Grants of Plan-Based Awards” table.

(e)	The following table sets forth for each of the named executive officers the amounts attributable to elements of “All Other Compensation” for 2012.

Name	Company Contributions to Defined Contribution Plans ($) (i)	Severance ($)		Other ($)		Total ($)
Lauer, Allen J.	$—	$—		$49,890	(ii)	$49,890
Driessnack, Robert J.	14,217	—		—		14,217
Faerber, Dennis A.	16,796	—		—		16,796
McDonnell, James P.	8,000	—		—		8,000
Morikubo, Yukio	8,000	—		—		8,000
Byrne, Patrick J.	8,000	1,949,305	(iii)	540	(iv)	1,957,845

(i)	Company contributions to the Intermec 401(k) Retirement Plan (“401(k) Plan”) and the Intermec Deferred Compensation Plan (“Deferred Compensation Plan”).
(ii)	Annual cash retainer and meeting fees paid to Mr. Lauer for service on our Board of Directors as a non-employee director from January 1, 2012 until April 30, 2012. Following appointment as Interim CEO and President, Mr. Lauer was not eligible to receive any additional compensation for service on our Board. Non-employee director compensation is discussed in further detail under “Director Compensation.”
(iii)	Additional information about these payments to Mr. Byrne is provided in “Potential Payments upon Termination or Change of Control.”
(iv)	Premiums for life insurance coverage for Mr. Byrne that were paid by the Company. The premium for Mr. Byrne provided life insurance coverage of $1,500,000 for 2012, until he terminated employment in May 2012.
(f)	Effective April 30, 2012, Mr. Lauer was appointed our Interim CEO and President and remained Chairman of our Board.
(g)	Represents salary paid to Mr. Lauer during 2012 for his service as Interim CEO and President.
(h)	Pursuant to the terms of his employment agreement, Mr. Lauer is eligible during his tenure as Interim CEO and President to receive equity awards for the same type and number of shares payable to the non-employee directors. Accordingly, on May 22, 2012, Mr. Lauer was awarded 17,699 RSUs, which was the annual equity award granted to the non-employee directors for 2012.
(i)	Mr. Morikubo joined the Company as Senior Vice President, General Counsel, on November 17, 2011.
(j)	Mr. Byrne terminated employment on May 11, 2012.

2012 GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding 2012 grants of annual and long-term awards for the named executive officers, as applicable, including the range of estimated possible payouts under our annual SOIP, estimated future payouts under our PSU Program (referred to in the table as “LTIP PSU 2012-14”), estimated future payouts for performance-vested stock options (referred to in the table as “PV Option”), the exercise prices of stock options and the grant date fair value of stock and option awards. These award opportunities align executives’ interests with stockholders, by providing an incentive to increase stock price and improve the long-term financial performance of the Company.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Stock Awards: Number of Shares of Stock or Units (#) (c)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (d)	Grant Date Fair Value of Stock and Option Awards ($) (e)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lauer, Allen J.
RSU	5/22/2012	$—	$—	$—	—	—	—	17,699	(f)	—	$—	$100,000
Driessnack, Robert J.
Annual cash incentive		100,580	201,159	402,318	—	—	—	—		—	—	—
LTIP PSU 2012-14	3/30/2012	—	—	—	7,422	14,844	29,688	—		—	—	114,744
RSU	5/21/2012	—	—	—	—	—	—	29,688		—	—	167,737
PV Option	5/21/2012	—	—	—	—	40,447	40,447	—		—	5.65	109,207
Faerber, Dennis A.
Annual cash incentive		101,970	203,940	407,880	—	—	—	—		—	—	—
LTIP PSU 2012-14	3/30/2012	—	—	—	7,422	14,844	29,688	—		—	—	114,744
RSU	5/21/2012	—	—	—	—	—	—	29,688		—	—	167,737
PV Option	5/21/2012	—	—	—	—	40,447	40,447	—		—	5.65	109,207
McDonnell, James P.
Annual cash incentive		126,175	252,350	504,700	—	—	—	—		—	—	—
LTIP PSU 2012-14	3/30/2012	—	—	—	7,422	14,844	29,688	—		—	—	114,744
RSU	5/21/2012	—	—	—	—	—	—	29,688		—	—	167,737
PV Option	5/21/2012	—	—	—	—	40,447	40,447	—		—	5.65	109,207
Morikubo, Yukio
Annual cash incentive		97,500	195,000	390,000	—	—	—	—		—	—	—
LTIP PSU 2012-14	3/30/2012	—	—	—	7,422	14,844	29,688	—		—	—	114,744
RSU	5/21/2012	—	—	—	—	—	—	29,688		—	—	167,737
PV Option	5/21/2012	—	—	—	—	40,447	40,447	—		—	5.65	109,207
Byrne, Patrick, J. (g)
Annual cash incentive		138,654	277,308	554,616	—	—	—	—		—	—	—
LTIP PSU 2012-14	3/30/2012	—	—	—	22,985	45,969	91,938	—		—	—	355,340

(a)	Represents the threshold, target and maximum potential payouts pursuant to the SOIP, a cash incentive program under the 2008 Omnibus Incentive Plan (the “2008 Plan”). The Committee established a target bonus opportunity for each named executive officer, other than Mr. Lauer, based on a percentage of that individual’s annual salary, and assigned Company performance goals for 2012. The 2012 SOIP had a sliding scale that provided for threshold payouts of 50% of the target opportunity and up to 200% of the target opportunity for maximum performance. If the threshold level of performance is not achieved, no award is paid. The 2012 SOIP is described in “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Annual Cash Incentive Program (Senior Officer Incentive Program, or “SOIP”).”
(b)	Includes annual awards made under the PSU Program, a sub-plan of the 2008 Plan, to the executives other than Mr. Lauer. The Committee established target awards of PSUs for each participant at the beginning of the 2012-2014 award cycle. Participants can earn from 50% to 200% of their target shares over the award cycle, based on achievement of at least threshold Company financial performance measured annually as of December 31 of each of 2012, 2013 and 2014. PSUs are payable in shares of common stock. The performance measures for the PSUs granted for the 2012-2014 award cycle are revenue, earnings per share and free cash flow. This column also includes PV Options. The single performance measure for the PV Options is business operating profit (“BOP”) as a percentage of revenue measured annually as of December 31 of each of 2012, 2013 and 2014 (with the opportunity for further vesting based on BOP as a percentage of revenue in the year ending December 31, 2015 in the event all or a portion of the PV Options then remain unvested). The PV Options were awarded as a fixed number of shares that are forfeited to the extent the performance goals are not met as of December 31, 2015. As a result, the PV Option amount is reflected in the “Target” and “Maximum” columns and no amount is reflected in the “Threshold” column. The 2012-2014 PSU Program is described in “Compensation Discussion and Analysis – Long-Term Equity Incentive Program – Performance Share Unit Program Awards and Results,” and the PV Options are described in “Compensation Discussion and Analysis – Long-Term Equity Incentive Program – Performance-Vested Stock Options and 2012 Results.”
(c)	Represents awards of RSUs.
(d)	The 2008 Plan provides that the exercise price for options will be not less than the fair market value on the grant date and defines fair market value as the closing sales price per share of our common stock on the NYSE for that date.

(e)	Grant date fair value was calculated in accordance with FASB ASC Topic 718. Refer to the “Shareholders’ Equity” note in the Notes to Consolidated Financial Statements included in our Form 10-K for the relevant assumptions used to determine the grant date fair value of stock awards. The relevant assumptions used to determine the grant date fair value of the PV Options is set forth in footnote (c) to the Summary Compensation Table. The grant date fair value for RSUs is the fair value of our common stock as of the grant date. The grant date fair value for PSUs was calculated based on the fair value of our common stock as of the grant date and the target number of PSUs for the 2012-2014 award cycle.
(f)	While serving as Interim CEO, Mr. Lauer is eligible to receive the same type of annual equity award for the same number of shares of our common stock as if he had continued to serve as a non-employee director, but is not otherwise eligible to participate in any other Company cash-based or equity-based plans or programs applicable to the executives.
(g)	Mr. Byrne terminated employment in May 2012, at which time he was no longer eligible for an annual cash incentive and PSU opportunity.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The following table sets forth information regarding the outstanding stock option awards and unvested or unearned stock awards held by the named executive officers as of December 31, 2012. The market value of unvested stock awards is based on the closing stock price of Intermec common stock of $9.86 on December 31, 2012, the last trading day of the year.

Name	Grant Date	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (c)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (d)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (d)
		Exercisable (#) (a)	Unexercisable (#) (a)
Lauer, Allen J. (e)
Option	5/25/2011	17,858	—	—	$11.94	5/25/2018	—	$—	—	$—
Option	5/26/2010	4,040	—	—	10.92	5/26/2017	—	—	—	—
Option	5/27/2009	10,695	—	—	11.18	5/27/2016	—	—	—	—
Option	5/23/2008	11,812	—	—	22.01	5/23/2015	—	—	—	—
Option	1/03/2007	10,000	—	—	23.97	1/03/2017	—	—	—	—
Option	1/03/2006	10,000	—	—	33.96	1/03/2016	—	—	—	—
Option	1/03/2005	10,000	—	—	24.64	—	—	—	—	—
Option	5/07/2004	2,500	—	—	17.30	—	—	—	—	—
Option	5/09/2003	2,500	—	—	7.92	—	—	—	—	—
Option	2/07/2003	25,000	—	—	5.26	—	—	—	—	—
RSU	5/22/2012	—	—	—	—	—	17,699	174,512	—	—

Driessnack, Robert J.
Option	5/24/2011	16,762	34,034	—	11.88	5/24/2018	—	—	—	—
Option	5/25/2010	17,284	17,282	—	10.98	5/25/2020	—	—	—	—
Option	5/26/2009	30,000	10,000	—	11.53	5/26/2019	—	—	—	—
Option	2/17/2009	60,000	20,000	—	10.55	2/17/2019	—	—	—	—
PV Option	5/21/2012	—	—	40,447	5.65	5/21/2019	—	—	—	—
RSU	5/21/2012	—	—	—	—	—	29,688	292,724	—	—
RSU	5/24/2011	—	—	—	—	—	12,507	123,319	—	—
RSU	5/25/2010	—	—	—	—	—	17,184	169,434	—	—
LTIP PSU 2012-14	—	—	—	—	—	—	—	—	4,973	49,034
LTIP PSU 2011-13	—	—	—	—	—	—	—	—	20,364	200,789

Faerber, Dennis A.
Option	5/24/2011	16,762	34,034	—	11.88	5/24/2018	—	—	—	—
Option	5/25/2010	17,284	17,282	—	10.98	5/25/2020	—	—	—	—
Option	5/26/2009	30,000	10,000	—	11.53	5/26/2019	—	—	—	—
Option	5/23/2008	40,000	—	—	22.01	5/23/2018	—	—	—	—
Option	2/19/2008	56,000	14,000	—	22.88	2/19/2018	—	—	—	—
PV Option	5/21/2012	—	—	40,447	5.65	5/21/2019	—	—	—	—
RSU	5/21/2012	—	—	—	—	—	29,688	292,724	—	—
RSU	5/24/2011	—	—	—	—	—	12,507	123,319	—	—
RSU	5/25/2010	—	—	—	—	—	17,184	169,434	—	—
LTIP PSU 2012-14	—	—	—	—	—	—	—	—	4,973	49,034
LTIP PSU 2011-13	—	—	—	—	—	—	—	—	20,364	200,789

McDonnell, James P.
Option	5/24/2011	16,762	34.034	—	11.88	5/24/2018	—	—	—	—
Option	5/25/2010	17,284	17,282	—	10.98	5/25/2020	—	—	—	—
Option	2/16/2010	39,167	39,166	—	14.37	2/16/2020	—	—	—	—
PV Option	5/21/2012	—	—	40,447	5.65	5/21/2019	—	—	—	—
RSU	5/21/2012	—	—	—	—	—	29,688	292,724	—	—
RSU	5/24/2011	—	—	—	—	—	12,507	123,319	—	—
RSU	5/25/2010	—	—	—	—	—	5,184	51,114	—	—
RSU	2/16/2010	—	—	—	—	—	5,925	58,420	—	—
LTIP PSU 2012-14	—	—	—	—	—	—	—	—	4,973	49,034
LTIP PSU 2011-13	—	—	—	—	—	—	—	—	20,364	200,789

Morikubo, Yukio
Option	11/29/2011	19,800	40,200	—	6.81	11/29/2018	—	—	—	—
PV Option	5/21/2012	—	—	40,447	5.65	5/21/2019	—	—	—	—
RSU	5/21/2012	—	—	—	—	—	29,688	292,724	—	—
RSU	11/29/2011	—	—	—	—	—	13,400	132,124	—	—
LTIP PSU 2012-14	—	—	—	—	—	—	—	—	4,973	49,034

Byrne, Patrick J. (f)	—	—	—	—	—	—	—	—	—	—

(a)	Options granted on or after March 30, 2011, other than to Mr. Lauer and other than the PV Options, vest over a three-year period, with thirty-three percent (33%) vesting on the first and second anniversaries of the grant date and thirty-four percent (34%) vesting on the third anniversary of the grant date. Such options expire seven years after the grant date. Options granted on or after May 23, 2008, and before March 30, 2011, other than to Mr. Lauer, vest in four approximately equal installments on the first four anniversaries of the grant date and expire ten years after the grant date. The option granted to Mr. Faerber on February 19, 2008 vests in five approximately equal installments on the first five anniversaries of the grant date and expires ten years after the grant date.
(b)	PV Options granted on May 21, 2012 vest on each of the first three anniversaries of the grant date, assuming achievement of BOP as a percentage of revenue during each of 2012, 2013 and 2014 (and if the BOP goal is not met in a given year, vesting opportunity is carried forward to the next year until December 31, 2015, after which time unvested PV Options are forfeited). The PV Options are reported at target. The PV Options are described in “Compensation Discussion and Analysis – Long-Term Equity Incentive Program – Performance-Vested Stock Options and 2012 Results.”
(c)	The RSUs granted on May 21, 2012, May 24, 2011 and November 29, 2011 vest over a three-year period with thirty-three percent (33%) vesting on each of the first two anniversaries of the grant date and thirty-four percent (34%) vesting on the third anniversary of the grant date. The RSUs granted on February 16, 2010 (to Mr. McDonnell only) and May 25, 2010 vest in three approximately equal installments on the first three anniversaries of the grant date. The RSUs granted on May 22, 2012 to Mr. Lauer were granted during his service as Interim CEO and President. Such RSUs vest on the one-year anniversary of the grant date, provided that if Mr. Lauer ceases service as Interim CEO and remains a director on the Board, the RSUs will be vested as to 25% on the first day of each calendar quarter that follows the grant date, beginning on July 1, 2012, and will become eligible for settlement in shares on the earlier of the first anniversary of the grant date or a change of control.
(d)	PSUs under the LTIP PSU 2012-2014 will vest and be settled in shares to the extent earned as of December 31 of each of the three annual measurement periods in the program. Participants can earn from 50% to 200% of their target shares, based on achievement of at least threshold Company financial performance for each annual period. PSUs under the 2012 tranche of the 2012-2014 award cycle were certified on March 5, 2013 to pay out at 0% and are not reflected in the table above. PSUs under the 2013 and 2014 tranches of the LTIP PSU 2012-2014 are reported at threshold. PSUs under the LTIP PSU 2011-2013 will vest and be settled in shares to the extent earned based on achievement of performance measures during the three-year award cycle that ends December 31, 2013. Participants can earn from 0% to 200% of their target shares, based on the Company’s financial performance. The lowest possible payment is $0. As of December 31, 2012, PSUs under the LTIP PSU 2011-2013 were expected to pay out at approximately 135.5% of target value. The LTIP PSU 2011-2013 shares are reported at maximum. The PSU Programs are described in “Compensation Discussion and Analysis – Long-Term Equity Incentive Program – Performance Share Unit Program Awards and Results.”
(e)	Options granted to Mr. Lauer were granted for service as a non-employee director. Options granted to Mr. Lauer after March 23, 2008 vest in four equal installments quarterly beginning with the grant date and expire seven years after the grant date. The option granted to Mr. Lauer on January 3, 2007 vested in four equal installments quarterly beginning with the grant date and expires ten years after the grant date. The option granted to Mr. Lauer on January 3, 2006 was fully vested on grant and expires ten years after the grant date. Options granted to Mr. Lauer on or prior to January 3, 2005 vested in four equal installments quarterly beginning with the grant date and expire three years after the first to occur of retirement, resignation (or nonelection to the Board), total and permanent disability or death. Therefore, no date is reported for such options under the “Option Expiration Date” column.
(f)	Mr. Byrne held no equity awards as of December 31, 2012.

2012 OPTION EXERCISES AND STOCK VESTED

For the year 2012, the following table provides, for each of our named executive officers, the number of stock options exercised and stock awards vested and the value realized due to the exercise or vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Lauer, Allen J.	—	$—	6,700	(a)	$37,855	(a)
Driessnack, Robert J.	—	—	29,705	(b)	182,872	(b)
Faerber, Dennis A.	—	—	29,705	(b)	182,872	(b)
McDonnell, James P.	—	—	19,186	(c)	127,913	(c)
Morikubo, Yukio	—	—	6,600	(d)	50,160	(d)
Byrne, Patrick J.	—	—	13,334	(e)	101,605	(e)

(a)	Represents RDSUs granted to Mr. Lauer in 2011 for service as a non-employee director that vested on May 22, 2012 and are deferred under the Company’s Director Deferred Compensation Plan. The value realized is the number of shares vested multiplied by $5.65, the closing price of our common stock on the vesting date.
(b)	Represents 4,445 RSUs that vested on March 31, 2012, 6,160 RSUs that vested on May 24, 2012, 17,185 RSUs that vested on May 25, 2012 and 1,915 PSUs that vested on February 22, 2012 and were settled in shares on December 31, 2012. The value realized is the number of shares vested or settled multiplied by $7.62, $5.64, $5.55 and $9.86, respectively, the closing price of our common stock on the vesting and settlement dates, as applicable (provided that for the March 31, 2012 vesting date, a non-business day, the closing price of our common stock on April 2, 2012 is provided).
(c)	Represents 5,926 RSUs that vested on February 16, 2012, 6,160 RSUs that vested on May 24, 2012, 5,185 RSUs that vested on May 25, 2012 and 1,915 PSUs that vested on February 22, 2012 and were settled in shares on December 31, 2012. The value realized is the number of shares vested or settled multiplied by $7.68, $5.64, $5.55 and $9.86, respectively, the closing price of our common stock on the vesting and settlement dates, as applicable.
(d)	Represents RSUs that vested on November 29, 2012. The value realized is the number of shares vested multiplied by $7.60, the closing price of our common stock on the vesting date.
(e)	Represents 13,334 RSUs that vested on March 31, 2012. The value realized is the number of shares vested multiplied by $7.62, the closing price of our common stock on April 2, 2012, the next business day following the March 31, 2012 vesting date, a non-business day.

2012 NONQUALIFIED DEFERRED COMPENSATION

The following table provides information for each of the named executive officers regarding aggregate executive and Company contributions and aggregate earnings (on the entire account balance) accrued during 2012, as well as year-end account balances, under the Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($) (a)	Company Contributions in Last Fiscal Year ($) (b)	Aggregate Earnings in Last Fiscal Year ($) (c)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($) (d)
Lauer, Allen J.	$—	$—	$—	$—	$—
Driessnack, Robert J.	7,771	6,217	789	—	11,895
Faerber, Dennis A.	27,454	8,796	2,470	—	48,493
McDonnell, James P.	—	—	762	—	9,125
Morikubo, Yukio	—	—	—	—	—
Byrne, Patrick J.	27,250	—	23,044	253,327	—

(a)	The amounts reported in this column reflect the elective deferrals made by executives of base salary earned for 2012. These amounts are included in the “Salary” column of the Summary Compensation Table.
(b)	The amounts reported in this column reflect matching contributions made by the Company in 2013 for 2012 contributions. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table, but not in the “Aggregate Balance at Last Fiscal Year-End” column of this table because of the date the contributions were allocated.
(c)	The amounts reported in this column reflect the earnings credited to executives’ accounts for 2012.
(d)	Of the amounts reported in this column, the following amounts have also been reported in the Summary Compensation Table for 2011 and 2010 (Mr. Byrne is excluded since he received a distribution of his entire account balance upon termination):

Name	Previously Reported for 2011 ($)	Previously Reported for 2010 ($)
Lauer, Allen J.	$—	$—
Driessnack, Robert J.	—	—
Faerber, Dennis A.	14,396	—
McDonnell, James P.	8,302	—
Morikubo, Yukio	—	—

Deferred Compensation Plan

The Deferred Compensation Plan is a nonqualified, defined contribution, individual account plan for the elective deferral of certain eligible compensation, to the extent that such compensation exceeds the compensation limit for an applicable year under Section 401(a)(17) of the Code. Participation in the Deferred Compensation Plan is limited to select management and highly compensated employees of the Company. All of the currently employed named executive officers, except Mr. Lauer, are eligible to participate in the Deferred Compensation Plan.

For 2012, executives may defer up to 75% of eligible base salary, up to 100% of eligible annual cash bonuses and up to 100% of eligible commissions or sales-based awards. The Company matches 80% of the first 4% of eligible compensation deferred by an executive. To receive this matching contribution, the executive must be employed on the last day of the year. All Deferred Compensation Plan accounts are 100% vested at all times.

Executives may choose how to credit deferred and matching amounts among approximately 30 tracking funds that are based on the investment performance of the corresponding investment funds offered under the 401(k) Plan. Executives may change how deferrals are allocated to the tracking funds at any time, with changes generally effective as of the next trading day.

The following table shows the funds available under the Deferred Compensation Plan and their annual rate of return for the calendar year ended December 31, 2012.

Investment	1 Year	Investment	1 Year
AF Grth Fund Amer R-6	20.98%	FID Freedom K 2015	10.81%
FID Dividend Growth K	18.88%	FID Freedom K 2020	11.86%
Harbor Cap Appr Inst	15.69%	FID Freedom K 2025	13.26%
Spartan US EQ Index	18.05%	FID Freedom K 2030	13.65%
Columbia Acorn Z	17.93%	FID Freedom K 2035	14.60%
FID Mid Cap Stock K	15.12%	FID Freedom K 2040	14.61%
FID Low Priced Stock K	18.66%	FID Freedom K 2045	14.97%
MFS Value R5	16.57%	FID Freedom K 2050	15.23%
Oakmark Select I	21.74%	FID Freedom K 2055	15.39%
Spartan 500 Index Adv	15.97%	FID Freedom K Income	6.36%
Spartan Global ex US Index Adv	17.69%	PIMCO TOT Return Inst	10.36%
ABF SM Cap Val Inst	16.52%	Invesco High Yld R5	17.83%
FID Diversified Intl K	19.61%	DFA Inflation Prot Sec Port Inst	7.45%
Oakmark Intl I	29.22%	Spartan US Bond Index Adv	4.17%
FID Freedom K 2000	6.44%	Fidelity Retire MMKT	0.01%
FID Freedom K 2005	8.77%	Fidelity Cash Reserve	0.02%
FID Freedom K 2010	10.53%

An executive may receive a single lump sum payment equal to his or her entire account balance when the executive’s employment with the Company ends, subject to delays required by law or the terms of the Deferred Compensation Plan. If the executive dies while employed by the Company, his or her beneficiary will receive a lump sum payment equal to the value of his or her entire account balance. The executive may also receive distributions upon request in the event of an unforeseeable financial emergency. The Company reserves the right to terminate the plan and distribute all vested amounts credited to participants’ accounts in accordance with the terms of the Deferred Compensation Plan and the requirements of Section 409A of the Code, including, but not limited to, upon a change of control as described in the Deferred Compensation Plan. Subject to completion of the proposed Merger with Honeywell, the Deferred Compensation Plan will be terminated and the benefits thereunder will be distributed to participants in a lump sum payment as soon as practicable following completion of the Merger.

The Committee interprets and administers the Deferred Compensation Plan. Generally, the Company reserves the right to amend the Deferred Compensation Plan at any time without the consent or agreement of the executives. The Company has established an irrevocable “rabbi” trust to provide a source of funds to assist the Company in meeting its liabilities with respect to the Deferred Compensation Plan, with the assets of such trust subject to the claims of the Company’s general creditors in accordance with applicable law and the terms of the trust. The Deferred Compensation Plan is subject to the requirements of Section 409A of the Code, and the Company intends that it be documented and administered accordingly.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The “Estimated Potential Incremental Payments upon Termination or Change of Control as of December 31, 2012” table below reflects the estimated amount of incremental compensation payable to each of our named executive officers under Company plans, policies and agreements in the event of (i) an involuntary termination of the named executive officer by the Company without cause before a change of control of the Company; (ii) a change of control of the Company; (iii) an involuntary termination of the named executive officer by the Company without cause or a termination by the named executive officer for good reason in connection with or following a change of control of the Company; (iv) disability; or (v) death. The amounts are payable under the Company’s Senior Officer Severance Plan (the “SOSP”), the Executive Change of Control Policy for the 2008 Omnibus Incentive Plan (the “COC Policy”), the Change of Control Severance Plan (the “COC Plan”) and certain equity award agreements under the 2008 Plan. The amounts in the table assume that termination of the executive’s employment or a change of control was effective as of December 31, 2012, the last business day of 2012, and that the price of Intermec common stock on which certain of the calculations were made was the closing price of $9.86 on that date. The amounts are estimates of the incremental amounts that would be payable as of December 31, 2012 to each named executive officer in the foregoing circumstances. The actual amounts that would be payable to a named executive officer can only be determined at the time of the executive’s termination or a change of control of the Company.

The SOSP, the COC Policy, the COC Plan and certain terms of equity award agreements under the 2008 Plan are described below to assist in reading the table. The descriptions are qualified in all respects by reference to the provisions of the applicable plan, policy or agreement. Mr. Lauer, our Interim CEO and President, is not covered under the SOSP, the COC Policy or the COC Plan, and references to the “named executive officers” in the descriptions of such arrangements below exclude him. Mr. Byrne, our former CEO and President, terminated employment in May 2012, and the amounts he received in connection with such termination are set forth below in this section under “Tabular Presentation.”

Senior Officer Severance Plan (“SOSP”)

The SOSP sets forth the payments and benefits that we will provide to our Senior Officers, including our named executive officers, if the executive’s employment is terminated other than for Cause, death or Disability, and other than in connection with a Change of Control (defined below). In such event, we will provide the following payments and benefits to the executive:

•	Accrued but unpaid salary for the year of termination.

•	Lump sum severance payment equal to a multiple of the executive’s annual base salary. The multiple is one times base salary for the currently eligible executives.

•

Prorated lump sum severance payment equal to the annual cash incentive bonus otherwise due to the executive for the year of termination, based on actual performance and payable only after actual performance is determined and without regard to an employment requirement.

•	Lump sum amount equal to 12 times the amount of the COBRA premium applicable to the level of health plan coverage in effect for the executive at the time of termination.

•	Payment for reasonable outplacement services, as incurred, for a period not to extend past the last day of the second calendar year following the calendar year of termination.

•	Amounts accrued and due under the existing terms of various benefit programs, including the Deferred Compensation Plan.

The executive is responsible for all taxes arising from payments and benefits under the SOSP. Any bonus payments under the SOSP are in lieu of any amounts otherwise payable for the year of termination under the SOIP.

The SOSP includes a clawback provision that terminates benefits and requires repayment of benefits if the executive breaches agreements protecting the interests of the Company, such as agreements regarding confidentiality, non-competition and ownership of proprietary information. The SOSP also requires that the executive sign a general waiver and release of claims in order to receive benefits.

In the event of termination of an executive’s employment by reason of death or Disability or for Cause, our sole obligation under the SOSP would be to pay the executive’s then unpaid but accrued annual base salary. We also would pay any amounts accrued and vested under the existing terms of various benefit programs in accordance with the terms of such programs. If an executive’s employment is terminated in connection with a Change of Control, the terms of the COC Plan govern, not the SOSP.

The SOSP does not require us to retain the executives or to pay them any specified level of compensation or benefits. Generally, we may modify or terminate the SOSP at any time at our discretion without the consent or agreement of the executives.

For purposes of the SOSP, “Change of Control” has the definition set forth in the COC Plan, which generally defines a “Change of Control” as the first to occur of any of the following events: (i) any person becomes the beneficial owner of 30% or more of Intermec’s outstanding common stock or voting securities, with certain exceptions; (ii) the incumbent directors (including those nominees subsequently nominated or elected by incumbent directors) during any consecutive 24-month period cease for any reason to constitute at least a majority of the Board of Directors; (iii) consummation of a reorganization, merger, consolidation or sale or other disposition of substantially all the assets of the Company, unless (x) after such transaction the beneficial owners of Intermec’s common stock and voting securities immediately prior to the transaction retain more than 50% of such common stock and voting securities of the corporation resulting from such transaction, (y) no beneficial owner owns 30% or more of the then outstanding common stock or voting securities (except to the extent such ownership existed prior to the transaction), and (z) at least a majority of the members of the board of directors resulting from such transaction were incumbent directors at the time of executing the initial agreement, or Board action, providing for such transaction; or (iv) consummation of a complete liquidation or dissolution of the Company.

“Cause” is generally defined in the SOSP as (i) the failure of the executive to perform substantially the executive’s duties with the Company or (ii) the willful engaging by the executive in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.

“Disability” is generally defined in the SOSP to mean the inability of the executive to perform the executive’s duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness that is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the executive or the executive’s legal representative.

Executive Change of Control Policy for the 2008 Plan (“COC Policy”)

The COC Policy establishes the treatment of outstanding equity awards held by covered executives under the 2008 Plan in the event of a Change of Control of Intermec. The COC Policy applies to all individuals who are participants in the COC Plan (described below).

Under the COC Policy:

•

All options and time-vested restricted stock or restricted stock units are subject to “double-trigger” accelerated vesting and lapse of applicable forfeiture provisions, meaning that if equity awards are converted, assumed or replaced in connection with a Change of Control, accelerated vesting and lapse of forfeiture provisions will occur only if, in connection with or within two years after the Change of Control, the executive’s employment is terminated by the Company (or a successor) without Cause or the executive terminates employment for Good Reason.

•

Payout of performance shares, performance units, and stock awards and stock units with restrictions based on performance criteria will occur based (i) on actual performance if more than 50% of the performance period has elapsed and (ii) on targeted performance if 50% or less of the performance period has elapsed as of the effective date of the Change of Control.

The term “Change of Control” generally has the same definition applicable to the SOSP set forth above.

“Cause” is defined in the COC Policy to generally mean: (i) the willful and continued failure of the executive to perform substantially the executive’s duties after a written demand for substantial performance is delivered by the Board or the CEO or (ii) the willful engaging by the executive in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company. No act or failure to act will be considered “willful” unless it is done, or omitted to be done, in bad faith or without a reasonable belief that the action or omission was in the best interests of the Company.

“Good Reason” is defined in the COC Policy to generally mean the occurrence of any of the following within two years after a Change of Control, and the failure of the Company or a successor company to cure such event or condition within 30 days after receipt of written notice from the executive asserting that Good Reasons exists: (i) a material diminution in the executive’s base compensation; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report, including a requirement that the executive report to a corporate officer or employee instead of reporting directly to the Board of Directors; (iv) a material diminution in the budget over which the executive retains authority; (v) a material change in the geographic location at which the executive must perform the services; or (vi) the failure of the Company to obtain a satisfactory agreement from a successor to the Company to assume and agree to perform the COC Policy.

The proposed Merger with Honeywell constitutes a Change of Control of the Company under the COC Policy. Pursuant to the terms of the Merger Agreement, each option outstanding immediately prior to the Merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of common stock subject to such option, an amount in cash equal to the excess, if any, of $10.00 over the per share exercise price of such option, without interest and subject to any required withholding of taxes. In addition, restricted stock units and performance share units will become fully vested and payable, and the holder of such units will be entitled to receive, in full settlement of such restricted stock units or performance share units, an amount in cash equal to the product of (a) $10.00 multiplied by (b) the number of shares of our common stock subject to such restricted stock units or deemed payable under such performance share units, without interest and subject to any required withholding of taxes. The Company’s definitive proxy statement filed with the SEC on February 14, 2012 in connection with the Merger contains information about the amounts that the executive officers will be eligible to receive in connection with the Merger. This information is contained in the section of the definitive merger proxy statement titled “Interests of Our Directors and Executive Officers in the Merger—Quantification of Potential Payments to Intermec Named Executive Officers in Connection with the Merger—Golden Parachute Compensation.” Stockholders approved, on a non-binding advisory basis, the “golden parachute” compensation payments that will or may be paid by Intermec to its named executive officers in connection with the Merger at a special meeting of stockholders held on March 19, 2013. Mr. Lauer, who is not in the table on parachute compensation in the merger proxy statement, will receive accelerated vesting of his RSUs, to the extent they are not otherwise fully vested by completion of the Merger, and will not otherwise receive any other amounts solely by reason of the Merger.

Change of Control Severance Plan (“COC Plan”)

The COC Plan covers all executive officers, including the named executive officers. The COC Plan provides that if within two years after a Change of Control (and in certain instances up to six months prior to such a change), an executive’s employment is terminated for reasons other than Cause or if an executive terminates employment for Good Reason, the executive will be entitled to the following payments and benefits under the COC Plan:

•	Accrued but unpaid salary and vacation pay as of the termination date.

•

Lump sum severance payment equal to a multiple of the executive’s annual base salary (based on the highest rate of annual base salary in effect up to and including the date of termination) and a multiple of annual bonus (based on the average of the prior three years’ actual bonus payments). The multiple is two times base salary and bonus for the currently eligible executive officers.

•

Prorated lump sum payment equal to unpaid target annual bonus for the year of termination (prorated based on the number of days that have elapsed in the year of termination up to and including the date of such termination).

•

Continued coverage for the executive and his or her family members under the Company’s welfare benefit plans for a period of two years, including reimbursement for certain payments made by the executive for the cost of coverage (including medical and dental) plus a related tax gross-up for the reimbursed amount.

•	Payment for reasonable outplacement costs, as incurred, for a period of up to two years.

•	Amounts accrued and due under the existing terms of various benefit programs, including the Deferred Compensation Plan.

An executive may not receive a payment or benefit under both the COC Plan and any other Company severance program.

The COC Plan includes a clawback provision that terminates benefits and requires repayment of benefits if the executive breaches agreements protecting the interests of the Company, such as agreements regarding confidentiality, non-competition and ownership of proprietary information. The COC Plan also requires that the executive sign a general waiver and release of claims in order to receive benefits. The COC Plan provides for an excise tax gross-up payment sufficient to reimburse the executive for any excise tax incurred under Section 4999 of the Code and any taxes incurred on such payment, because amounts payable in connection with the Change of Control constitute “parachute payments” as that term is defined for purposes of Section 280G of the Code. However, an executive will not be entitled to any such excise tax gross-up payment if his or her total payments do not exceed by 10% the maximum payments the executive could receive without being subject to the excise tax. In that event, the executive’s payments will be reduced by the minimum amount necessary to prevent any such payments from being subject to the excise tax. In March 2010, the COC Plan was amended to remove this excise tax gross-up provision for any new executives who might be covered by the COC Plan thereafter.

The terms “Cause,” “Change of Control” and “Good Reason” are generally defined the same as set forth above for the COC Policy.

Treatment of Certain Equity Awards under the 2008 Plan in the Event of Disability or Death

The terms of outstanding RSUs granted to the named executive officers under the 2008 Plan provide that such awards will become fully vested and no longer subject to forfeiture in the event of the executive’s Disability or death. In the event of an executive’s Disability or death, outstanding PSUs are payable to the named executive officer (or the executive’s estate or other beneficiary) at the same time and on the same basis as other participants in the PSU Program, except that the amount of any payout will be prorated for the number of full months worked during the award period as a percentage of the total number of full months in the award period.

“Disability” for these purposes means an executive’s permanent and total disability under the long-term disability plan applicable to the executive.

Tabular Presentation

The tables below present the estimated incremental compensation payable to each of the named executive officers, other than Mr. Byrne, pursuant to the terms of the SOSP, the COC Policy, the COC Plan and certain equity award agreements under the 2008 Plan. The incremental compensation is presented in the following benefit categories (with market values of equity awards calculated using a share price of $9.86 per share, the closing price of our common stock on December 31, 2012, the last trading day of the year):

•	Cash (salary): a multiple of the executive’s annual base salary as of December 31, 2012, except after a Change of Control when the highest base salary rate is used.

•	Cash (average prior incentive bonuses): a multiple of the average of actual incentive bonus payments for the prior three years (2009-2011).

•

Cash (current year annual incentive bonus): a pro rata portion of the executive’s cash incentive bonus for 2012 based on the number of days worked during the year and actual performance, if applicable.

•	Stock options: market value, as of December 31, 2012, of unvested, in-the-money stock options that would vest.

•	Restricted stock units: market value, as of December 31, 2012, of unvested RSUs that would vest.

•	Performance shares: market value, as of December 31, 2012, of unvested PSUs that would vest.

•

Tax Gross-Up: the modified excise tax gross-up under the COC Plan, if any, as well as the amount of tax reimbursements that may become payable in connection with the continuation of certain medical, dental, disability and life insurance benefits.

•	Health and welfare benefits: estimated value of continuing welfare benefits for an executive and his or her family based on elected coverage as of December 31, 2012 and current Company costs.

•	Perquisites: estimated value of outplacement services.

Mr. Byrne, our former CEO and President, terminated employment on May 11, 2012. In connection with his termination, Mr. Byrne received the following benefits set forth in the SOSP: a lump sum severance payment of $1,442,000, equal to two times Mr. Byrne’s annual base pay for 2012, a cash payment of $17,305 (intended to help cover the cost of COBRA coverage for 12 months, although it is not required to be so used), and one year of outplacement services (which the Company provided at a cost of $40,000). In addition, in consideration of Mr. Byrne waiving any rights to any additional payment under the SOIP, his continuing availability for transition assistance and other good and valuable consideration, including a general release of claims, Mr. Byrne received a payment of $450,000. The foregoing amounts are disclosed in the Summary Compensation Table for 2012.

Pursuant to the terms of his employment agreement, Mr. Lauer, our Interim CEO and President, is not eligible to participate in the SOSP, the COC Policy or the COC Plan.

Estimated Potential Incremental Payments upon Termination or Change of Control as of December 31, 2012

Name and Benefit	Before Change of Control Termination w/o Cause	Upon Change of Control		After Change of Control Termination w/o Cause or for Good Reason	Disability	Death
Lauer, Allen J.
Cash (salary)	$—	$—		$—	$—	$—
Cash (average prior incentive bonuses)	—	—		—	—	—
Cash (current year annual incentive bonus)	—	—		—	—	—
Stock Options: vesting accelerated	—	—		—	—	—
Restricted Stock Units: vesting accelerated	—	174,512	(a)	—	—	174,512	(a)
Performance Shares: vesting accelerated	—	—		—	—	—
Tax Gross-Ups	—	—		—	—	—
Health and Welfare Benefits	—	—		—	—	—
Perquisites	—	—		—	—	—

Total	$—	$174,512		$—	$—	$174,512

Name and Benefit	Before Change of Control Termination w/o Cause		Upon Change of Control (b)		After Change of Control Termination w/o Cause or for Good Reason (b)		Disability		Death
Driessnack, Robert J.
Cash (salary)	$335,265	(c)	$—		$670,530	(d)	$—		$—
Cash (average prior incentive bonuses)	—		—		115,842	(d)	—		—
Cash (current year annual incentive bonus)	—		—		201,159	(d)	—		—
Stock Options: vesting accelerated	—		—		170,282	(e)	170,282	(f)	170,282	(f)
Restricted Stock Units: vesting accelerated	—		—		585,477	(e)	585,477	(f)	585,477	(f)
Performance Shares: vesting accelerated	—		234,072	(g)	—		90,673	(h)	90,673	(h)
Tax Gross-Ups	—		—		6,140	(i)	—		—
Health and Welfare Benefits	16,187	(j)	—		27,809	(j)	—		—
Perquisites	25,000	(k)	—		25,000	(k)	—		—

Total	$376,452		$234,072		$1,802,239		$846,432		$846,432

Name and Benefit	Before Change of Control Termination w/o Cause		Upon Change of Control (b)		After Change of Control Termination w/o Cause or for Good Reason (b)		Disability		Death
Faerber, Dennis A.
Cash (salary)	$339,900	(c)	$—		$679,800	(d)	$—		$—
Cash (average prior incentive bonuses)	—		—		123,315	(d)	—		—
Cash (current year annual incentive bonus)	—		—		203,940	(d)	—		—
Stock Options: vesting accelerated	—		—		170,282	(e)	170,282	(f)	170,282	(f)
Restricted Stock Units: vesting accelerated	—		—		585,477	(e)	585,477	(f)	585,477	(f)
Performance Shares: vesting accelerated	—		234,072	(g)	—		90,673	(h)	90,673	(h)
Tax Gross-Ups	—		—		566,385	(i)	—		—
Health and Welfare Benefits	11,991	(j)	—		20,021	(j)	—		—
Perquisites	25,000	(k)	—		25,000	(k)	—		—

Total	$376,891		$234,072		$2,374,220		$846,432		$846,432

Name and Benefit	Before Change of Control Termination w/o Cause		Upon Change of Control (b)		After Change of Control Termination w/o Cause or for Good Reason (b)		Disability		Death
McDonnell, James P.
Cash (salary)	$360,500	(c)	$—		$721,000	(d)	$—		$—
Cash (average prior incentive bonuses)	—		—		228,879	(d)	—		—
Cash (current year annual incentive bonus)	—		—		252,350	(d)	—		—
Stock Options: vesting accelerated	—		—		170,282	(e)	170,282	(f)	170,282	(f)
Restricted Stock Units: vesting accelerated	—		—		525,577	(e)	525,577	(f)	525,577	(f)
Performance Shares: vesting accelerated	—		234,072	(g)	—		90,673	(h)	90,673	(h)
Tax Gross-Ups	—		—		747,724	(i)	—		—
Health and Welfare Benefits	1,612	(j)	—		3,993	(j)	—		—
Perquisites	25,000	(k)	—		25,000	(k)	—		—

Total	$387,112		$234,072		$2,674,805		$786,532		$786,532

Name and Benefit	Before Change of Control Termination w/o Cause		Upon Change of Control (b)		After Change of Control Termination w/o Cause or for Good Reason (b)		Disability		Death
Morikubo, Yukio
Cash (salary)	$325,000	(c)	$—		$362,378	(d)(l)	$—		$—
Cash (average prior incentive bonuses)	—		—		—	(d)	—		—
Cash (current year annual incentive bonus)	—		—		195,000	(d)	—		—
Stock Options: vesting accelerated	—		—		292,892	(e)	292,892	(f)	292,892	(f)
Restricted Stock Units: vesting accelerated	—		—		424,848	(e)	424,848	(f)	424,848	(f)
Performance Shares: vesting accelerated	—		98,068	(g)	—		—		—
Tax Gross-Ups	—		—		6,140	(i)	—		—
Health and Welfare Benefits	16,187	(j)	—		27,809	(j)	—		—
Perquisites	25,000	(k)	—		25,000	(k)	—		—

Total	$366,187		$98,068		$1,334,067		$717,740		$717,740

(a)	Under the terms of Mr. Lauer’s RSU agreement, he is entitled to full vesting of RSUs upon termination by reason of a Change of Control or death.
(b)	The COC Policy and the COC Plan generally provide benefits to the executives upon a Change of Control if there is an involuntary termination without Cause or voluntary termination with Good Reason within two years following the Change of Control. Accordingly, the additional amounts to which our named executive officers would be entitled as a result of such termination are reflected in the column captioned “After Change of Control Termination w/o Cause or for Good Reason.”
(c)	Under the SOSP, in the event of termination other than for Cause, death or Disability, and other than in connection with a Change of Control, the executive is entitled to a payment that includes a multiple of his base salary. For the eligible named executive officers, that multiple is one times base salary. In addition, under the SOSP, the executive is entitled to a pro rata portion of his annual cash incentive bonus for that year, based on the number of days worked and actual performance under the cash incentive plan. No such bonus amount was payable for 2012.
(d)	Under the COC Plan, in the event of termination without Cause or for Good Reason within 24 months after a Change of Control, the executive is entitled to a payment that includes a multiple of both his base salary (the highest rate ever paid) and bonus, the latter of which is calculated based on the average of the last three years’ actual bonus payments. For the eligible named executive officers, that multiple is two times both base salary and bonus. Since Mr. Morikubo was hired in 2011 and was not covered under the 2011 SOIP, he does not have a prior bonus history. The executive is also entitled to a pro rata portion of his target annual cash incentive bonus based on the number of days worked during the year of termination.
(e)	Under the COC Policy, in the event of termination without Cause or for Good Reason within two years after a Change of Control, outstanding options and RSUs become fully vested.
(f)	Under the terms of option and RSU agreements with the executive, such awards become fully vested upon termination by reason of Disability or death.
(g)	Under the COC Policy, all outstanding performance shares will be deemed to have been fully earned based on targeted performance being attained as of the effective date of the Change of Control, except that if more than 50% of the performance period has elapsed, the award will be deemed to have been earned based on the actual performance attained as of the effective date of the Change of Control. The amounts in this table include the payout upon a Change of Control with respect to the PSU award cycles for 2011-2013 and 2012-2014, as applicable. The amounts in this table reflect actual performance for the 2011-2013 award cycle and the 2012 tranche of the 2012-2014 award cycle (since more than 50% of those performance periods had elapsed as of December 31, 2012) and targeted performance for the 2013 and 2014 tranches of the 2012-2014 award cycle (since less than 50% of those performance periods had elapsed as of December 31, 2012).

(h)	In the event of an executive’s Disability or death prior to the end of the award cycle under the PSU Program, the executive or the executive’s estate or other beneficiary will receive a payout of earned PSUs on the same basis as other participants, except that the amount of any payout will be prorated for the number of full months worked during the award cycle as a percentage of the total number of full months in the award cycle, and the requirement that the executive be employed at the end of the award cycle does not apply. As of December 31, 2012, the 2011-2013 award cycle has an expected payout at approximately 135.5% of target. For the 2011-2013 award cycle, the Disability and death benefit payout would be prorated for the 24 months worked out of the 36-month award cycle. No payout resulted for the 2012 tranche of the 2012-2014 PSU award cycle, and, since the 2013 and 2014 tranches of the 2012-2014 award cycle had not begun as of December 31, 2012, no amount is available to pro-rate.
(i)	Reflects tax reimbursements payable in connection with continuation of certain health and welfare benefits. For Messrs. Faerber and McDonnell, also includes excise tax gross-ups in the amounts of $560,674 and $744,942, respectively, that result from payments to them under the COC Plan and the COC Policy. Excise tax gross-ups may not result in connection with completion of the proposed Merger with Honeywell in 2013, due to an increase in the threshold base amount that would apply to the excise tax gross-up calculations, as set forth in the Golden Parachute Compensation table in our definitive merger proxy statement under the section “Interests of Our Directors and Executive Officers in the Merger—Quantification of Potential Payments to Intermec Named Executive Officers in Connection with the Merger—Golden Parachute Compensation.” However, determination of whether excise tax gross-ups will apply will depend on the actual closing date of the Merger and the actual amounts payable to the executives in connection with completion of the Merger.
(j)	The estimated cost of benefits continuation is based on the assumptions that our existing benefit plans and programs will not become secondary to any other plans or programs at any time during the applicable period and that the premium costs associated with such benefits continuation will be comparable to the premium costs associated with our existing benefit plans and programs.
(k)	The executive would be entitled to the reasonable cost of outplacement services. The amount of services is not fixed, but we do not expect them to exceed $25,000 in the aggregate per executive.
(l)	Reflects a reduction of $287,622 to the amount of salary that Mr. Morikubo would otherwise be eligible to receive under the COC Plan. While such reduction would be voluntary on the part of Mr. Morikubo, it would result in Mr. Morikubo’s receipt of payments that, on an after-tax basis (after taking into account the excise tax rules), result in the greatest amount payable to him since Mr. Morikubo is not entitled to an excise tax gross-up under the COC Plan.

DIRECTOR COMPENSATION

Our non-employee directors are currently compensated pursuant to the terms of our Director Compensation Program (the “2008 NED Program”), first adopted by our Board in 2008. The 2008 NED Program is intended to remain in effect until amended or terminated by the Board, but may be amended from time to time.

For 2012, the 2008 NED Program consisted of annual retainer and meeting fees paid in cash or stock and restricted stock units (“RSUs”). Stock options and restricted deferred stock units (“RDSUs”) were granted under the 2008 NED Program prior to 2012. Directors may also elect to defer their annual retainers and meeting fees as deferred cash or deferred stock under the Director Deferred Compensation Plan. Directors who are employees of the Company are not eligible to participate in the 2008 NED Program. Equity awards are made pursuant to the 2008 NED Program from shares authorized under our 2008 Plan.

In 2012, as part of our continuing effort to contain operating costs, our Board voted to reduce to $100,000 the value of the annual equity grants made to each director under the 2008 NED Program. The Board also voted to change the form of the annual equity grant to consist only of RSUs; both stock options and RDSUs were discontinued. These changes resulted from a review of director compensation practices with the assistance of the Board’s current outside compensation consultant. The data reviewed included comparative benchmarking relative to the peer companies we use to benchmark executive compensation.

The following describes amounts payable to our non-employee directors during 2012.

Annual Retainer Fees. Directors receive an annual retainer fee for Board service, which was $40,000 for 2012. The non-executive Chairman of the Board and each director who serves as Chair of a Board committee also receive an additional annual retainer fee for such service. The annual retainer for a non-executive director serving as Chairman of the Board is $80,000. The annual retainers for service as Chair of the Audit Committee, Compensation Committee, Governance Committee and Special Committee were $15,000, $10,000, $10,000 and $5,000, respectively, for 2012. During 2012, members of the Special Committee also were eligible to receive an annual retainer of $16,000, payable at the rate of $4,000 for each quarter during which the Special Committee met during the year. Retainer fees are denominated in cash and are paid in cash at the end of the quarter in which earned unless the director elects to receive the retainer in the form of Intermec common stock or defers the retainer into a deferred cash or stock account under the Director Deferred Compensation Plan. The number of shares or deferred stock units is determined after the end of the quarter in which earned and is based on the fair market value of Intermec common stock. Under the 2008 NED Program, “fair market value” is the closing price of Intermec common stock on the first business day after the end of the pertinent quarter.

Meeting Fees. Directors receive fees for attendance at Board and committee meetings. The meeting attendance fees are denominated in cash and paid, at the election of the director, in cash or shares of Intermec common stock after the end of the quarter in which earned. The number of shares is determined based on the fair market value of Intermec common stock as described in the preceding paragraph. In 2012, unless deferred, each director received a fee of $2,000 for each meeting of the Board attended and for each meeting of a committee of the Board that the director attended and of which the director was a member.

Deferred Compensation. Directors may defer all or part of their retainer fees or meeting fees into a deferred cash or deferred stock account under our Director Deferred Compensation Plan. Each director’s deferred stock account is credited with a number of deferred stock units determined based on the dollar amount deferred divided by the fair market value of Intermec common stock on the first business date after the end of the pertinent quarter. The deferred cash account is credited with the amount of cash deferred. Credits to the deferred stock and deferred cash accounts are made on the first business day following the end of each quarter. Deferred cash accounts accrue earnings at a rate equal to the prime rate. Transfers between the stock account and the cash account are not permitted. Payment of deferred amounts generally begins in the January following the year in which a director leaves the Board, payable in a lump sum or in two to 15 substantially equal installments, depending on a director’s election, or, in the event of a change of control, within 90 days of such event.

Restricted Stock Units. The value of the annual RSUs awarded to each non-employee director in 2012 was $100,000, as noted above. Annual RSU grants are granted after each annual meeting of stockholders and vest in four equal installments on the first business day of each fiscal quarter, beginning after the grant date. Vested RSUs are settled in shares of common stock, unless deferred by a director, upon the earlier to occur of (i) the one-year anniversary of the grant date of the RSUs and (ii) a change of control, provided such change of control is a “change of control” event within the meaning of Section 409A of the Internal Revenue Code. Individuals who become directors at any time of the year other than the date of the annual meeting of stockholders are eligible to receive a mid-term RSU grant upon initial election to the Board. The mid-term RSU grant is equal in value to a pro rata portion of the annual RSU award, based on the time remaining in the one-year period following the date of the previous annual meeting of stockholders. Mid-term RSU awards granted on or after January 1 of a calendar year but prior to the annual meeting for such calendar year fully vest and are settled in shares, subject to a deferral election, on the date of the annual meeting of stockholders for such year. Mid—term RSUs granted after the annual meeting for a calendar year but in such calendar year vest proportionately on the vesting dates applicable to annual RSUs. Mr. Barnes joined the Board on January 19, 2012 and received a mid-term RSU grant upon his appointment for 4,437 RSUs. This RSU grant fully vested and was settled in shares on the date of the 2012 annual meeting of stockholders, May 22, 2012.

Our non-employee directors were compensated in 2012 only as described above and do not participate in any other Intermec benefit plans. We pay or reimburse directors for lodging, travel and other expenses incurred for the purpose of attending meetings of the Board and its committees.

The following table sets forth information regarding the compensation for each of our non-employee directors during 2012. Mr. Lauer served as Interim CEO and President for a portion of the year and his compensation during such time period is reflected in the Summary Compensation Table for 2012 and, except as noted below, is not included in the following table or footnotes.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (a)		Stock Awards ($) (b)	Option Awards ($) (c)	Total ($) (d)
Keith Barnes	$96,022		$134,697	$—	$230,719
Eric J. Draut	—		225,125	—	225,125
Gregory K. Hinckley	106,071		100,000	—	206,071
Lydia H. Kennard	92,000		100,000	—	192,000
Allen J. Lauer	49,890	(e)	—	—	49,890
Stephen P. Reynolds	56,588		156,588	—	213,176
Steven B. Sample	90,000		100,000	—	190,000
Oren G. Shaffer	97,875		100,000	—	197,875
Larry D. Yost	89,929		100,000	—	189,929

(a)	The amounts reported represent the total amount of retainer and meeting fees for 2012 services that were denominated in cash and that were (i) paid in cash or (ii) at the election of the director, deferred into a deferred cash account or a deferred stock unit account. Mr. Shaffer and Mr. Yost elected to receive retainer and meeting fees in the form of deferred stock units. The following table sets forth the number of deferred stock units each of these directors received, by quarter. Fractional shares are settled in cash. The “grant date fair value” is the cash-denominated amount of the retainer and meeting fees due, based on the fair market value of Intermec common stock on the first business day after the end of the pertinent quarter.

Name	Period	Deferred Stock Units (#)	Grant Date Fair Value ($)
Mr. Shaffer	1st quarter 2012	3,658.1365	$27,875
	2nd quarter 2012	3,809.5238	24,000
	3rd quarter 2012	3,225.8065	20,000
	4th quarter 2012	2,642.2764	26,000
Mr. Yost	1st quarter 2012	3,477.6903	26,500
	2nd quarter 2012	3,718.8889	23,429
	3rd quarter 2012	3,225.8065	20,000
	4th quarter 2012	2,032.5203	20,000

(b)	The amounts reported represent the aggregate grant date fair value computed during the year ended December 31, 2012, in accordance with the provisions of FASB ASC Topic 718, with respect to (i) shares of common stock directors elected to receive in lieu of cash meeting and retainer fees and (ii) RSUs granted to directors in 2012. Mr. Draut and Mr. Reynolds elected to receive some or all of their retainer and meeting fees in the form of shares of Intermec common stock. The number of shares is determined quarterly, by dividing the cash-denominated amount due by the fair market value of Intermec common stock on the first business day after the end of the pertinent quarter, which constitutes the FASB ASC Topic 718 grant date fair value for these awards.

The following table sets forth for each director the number of shares received and the grant date fair value of such shares computed in accordance with FASB ASC Topic 718. Fractional shares are paid or settled in cash.

Name	Period	Shares Received (#)	Grant Date Fair Value ($)
Mr. Draut (retainer fees and meeting fees)	1st quarter 2012	3,658.1365	$27,875
	2nd quarter2012	5,039.6825	31,750
	3rd quarter 2012	4,798.3871	29,750
	4th quarter 2012	3,633.1301	35,750
Mr. Reynolds (retainer fees and meeting fees)	1st quarter 2012	1,574.8031	12,000
	2nd quarter2012	2,037.7778	12,838
	3rd quarter 2012	2,399.1935	14,875
	4th quarter 2012	1,714.9390	16,875
Mr. Barnes	Mid-term RSU	4,437.0000	34,697
Each director (other than Mr. Lauer)	Annual RSU	17,699.0000	100,000

(c)	The following table sets forth for each director the aggregate number of stock options outstanding as of December 31, 2012.

Name	Number of Stock Options (#)
Mr. Barnes	—
Mr. Draut	39,021
Mr. Hinckley	91,905
Ms. Kennard	101,905
Mr. Lauer	104,405
Mr. Reynolds	74,405
Dr. Sample	114,405
Mr. Shaffer	67,556
Mr. Yost	104,405

The aggregate number of unvested RSUs outstanding as of December 31, 2012 for each director was 8,849, except Mr. Lauer who held 17,699 RSUs granted to him while serving as Interim CEO and President. As of December 31, 2012, directors had the following number of deferred stock units credited under the Director Deferred Compensation Plan, including RDSUs: Mr. Barnes, 0; Mr. Draut, 29,172; Mr. Hinckley, 24,462; Ms. Kennard, 24,462; Mr. Lauer, 98,983; Mr. Reynolds, 24,462; Dr. Sample, 47,980; Mr. Shaffer, 75,390; and Mr. Yost, 89,473.
(d)	At no cost to Intermec, our directors are eligible to obtain matching contributions from The Intermec Foundation (the “Foundation”) for contributions they make to schools and educational institutions. The Foundation is a nonprofit, tax-exempt charitable foundation that was formed and funded in 1993 by our former parent company, Litton Industries. We have never contributed any assets to the Foundation, and all Foundation costs have been paid using Foundation assets. The Foundation makes grants to schools (kindergarten through grade 12), supports a scholarship competition for children of employees, makes matching donations to other educational institutions and donates to community charities or projects. The amounts in the 2012 Director Compensation Table do not include the following amounts for which the Foundation has made or will make a matching contribution in 2012 or 2013 in respect of contributions made by directors in 2012 to tax-exempt educational institutions.

Name	Matching Contribution to Tax-Exempt Educational Institutions ($)
Mr. Barnes	$49,000
Mr. Draut	13,500
Mr. Hinckley	50,000
Mr. Lauer	20,349
Mr. Reynolds	50,428
Dr. Sample	5,000
Mr. Yost	5,000

(e)	The amount reported reflects cash compensation paid to Mr. Lauer for Board service from January 1, 2012 until April 30, 2012, after which time he became Interim CEO and President and was no longer eligible for cash or other compensation under the 2008 NED Program for continued director service, including as Chairman of the Board. During Mr. Lauer’s 2012 service as a non-employee director, Mr. Lauer declined to accept any retainer for his service as Chairman of the Governance Committee for which he was otherwise eligible. Mr. Lauer’s 2012 compensation for service as Interim CEO and President is set forth above in the Summary Compensation Table.

Director Ownership Guidelines

Our stock ownership guidelines for directors suggest that directors retain from the compensation paid to them by us a total of Intermec common stock and derivatives of our common stock equal in value (calculated at the current market price) to three times the current annual retainer fee under the 2008 NED Program, which would be $120,000 based on 2012 compensation levels. Shares purchased by a director also count toward meeting the ownership guidelines. The guidelines also suggest that a new director should accumulate this amount within five years from the commencement of service on the Board. All of our directors currently meet the ownership guidelines.

Compensation Committee Interlocks and Insider Participation

For information about Compensation Committee Interlocks and Insider Participation, refer to “Item 10. Directors, Executive Officers and Corporate Governance – Board Standing Committees – Compensation Committee; Compensation Committee Interlocks and Insider Participation” in this Amendment No. 1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The table provides information, as of December 31, 2012, concerning securities authorized for issuance under equity compensation plans of the Company.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	5,624,890	$14.14	5,583,272
Equity compensation plans not approved by stockholders	—	—	—

(a)	Includes (i) 1,385,185 RSUs issued under the 2008 Plan which, if vested, will be paid in the form of unrestricted shares of common stock, (ii) 193,359 RDSUs that will be paid in shares of common stock as provided in the 2008 NED Program under the 2008 Plan and (iii) 139,636 PSUs. The number of PSUs reported reflects the target number of PSUs that have been granted for the 2012-2014 and 2011-2013 award cycles under the PSU Program. Participants can earn from 0% to 200% of their target PSU shares based on the Company’s financial performance. The terms of PSUs are described in “Compensation Discussion and Analysis — Performance Share Unit Program Awards and Results.”
(b)	RSUs, RDSUs and PSUs are excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)	Includes (i) 3,774,531 shares available under the 2008 Plan and (ii) 1,808,741 shares available under the 2008 Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number of shares of common stock beneficially owned, directly or indirectly, by the parties that reported beneficial ownership of more than 5% of our outstanding common stock, as indicated in the applicable Schedule 13D or Schedule 13G, and by each director, each executive officer named in the Summary Compensation Table included in this Amendment No. 1 (the “named executive officers”), and all of our directors and executive officers as a group, as of March 19, 2013, unless otherwise noted.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock that a person has a right to acquire within 60 days of March 19, 2013 are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group, if applicable.

Beneficial Owners of More than 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (f)
GAMCO Investors, Inc.	9,668,862	(a)	15.99%
One Corporate Center
Rye, NY 10580
FMR LLC	6,953,230	(b)	11.50%
82 Devonshire Street
Boston, MA 02109
Wells Fargo & Company	5,296,647	(c)	8.76%
420 Montgomery Street
San Francisco, CA 94104
BlackRock, Inc.	4,368,738	(d)	7.23%
40 East 52nd Street
New York, NY 10022
AQR Capital Management, LLC	3,572,188	(e)	5.91%
Two Greenwich Plaza, 3rd Floor
Greenwich, CT 06830

(a)	Information presented is based on a Schedule 13D/A, filed on March 6, 2013, by Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli Securities, Inc., MJG Associates, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc. and Mario J. Gabelli. According to the Schedule 13D/A, as of March 5, 2013, Gabelli Funds, LLC reported that it beneficially owned and had sole power to vote and dispose of 2,399,372 Intermec shares; GAMCO Asset Management Inc. reported that it beneficially owned and had sole power to dispose of 6,519,784 Intermec shares, of which it had sole power to vote 6,035,884 shares; Gabelli Securities, Inc. reported that it beneficially owned and had sole power to vote and dispose of 661,706 Intermec shares; MJG Associates, Inc. reported that it beneficially owned and had sole power to vote and dispose of 10,000 Intermec shares; Teton Advisors, Inc. reported that it beneficially owned and had sole power to vote and dispose of 70,000 Intermec shares; GAMCO Investors, Inc. reported that it beneficially owned and had sole power to vote and dispose of 3,000 Intermec shares; Mario J. Gabelli reported that he beneficially owned and had sole power to vote and dispose of 5,000 Intermec shares; and GGCP, Inc. reported beneficial ownership of 0 Intermec shares. According to the Schedule 13D/A, Mr. Gabelli either directly or indirectly controls or acts as chief investment officer for the above entities.
(b)	Information presented is based on a Schedule 13G, filed on March 11, 2013, by FMR LLC and Edward C. Johnson 3d. According to the Schedule 13G, as of February 28, 2013, FMR LLC reported that it beneficially owned 6,953,230 Intermec shares, of which it had sole power to vote 6,022,430 shares and sole power to dispose of 6,953,230 shares. Edward C. Johnson 3d reported that he beneficially owned 6,953,230 Intermec shares, of which he had sole or shared voting power of 0 Intermec shares and sole power to dispose of 6,953,230 shares.
(c)	Information presented is based on a Schedule 13G/A, filed on March 29, 2013, by Wells Fargo & Company, Wells Capital Management Incorporated and Wells Fargo Funds Management, LLC. According to the Schedule 13G/A, as of December 31, 2012, Wells Fargo & Company reported that it beneficially owned 5,296,647 Intermec shares, of which it had shared power to vote and dispose of 5,296,634 shares and sole power to vote and dispose of 13 shares; Wells Capital Management Incorporated reported that it beneficially owned 5,242,623 Intermec shares, of which it had shared power to vote 1,173,405 shares and shared power to dispose of 5,242,623 shares; and Wells Fargo Funds Management, LLC reported that it beneficially owned and had shared power to vote and dispose of 4,123,112 Intermec shares.

(d)	Information presented is based on a Schedule 13G/A, filed on February 8, 2013, by BlackRock, Inc. According to the Schedule 13G/A, as of December 31, 2012, BlackRock, Inc. reported that it beneficially owned and had sole power to vote and dispose of 4,368,738 Intermec shares.
(e)	Information presented is based on a Schedule 13G, filed on February 14, 2013, by AQR Capital Management, LLC. According to the Schedule 13G, as of December 31, 2012, AQR Capital Management, LLC reported that it beneficially owned and had shared power to vote and dispose of 3,572,188 Intermec shares.
(f)	The percent of class outstanding reported in this table is based on 60,466,725 shares of our common stock outstanding as of March 19, 2013.

Beneficial Ownership of Directors and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2013 for each of our directors, each of our named executive officers and all of our directors and executive officers as a group. Except as otherwise indicated, and except to the extent that any transfers of shares of restricted stock and of restricted stock units are prohibited prior to the satisfaction of the terms of the award, each director and named executive officer either has sole investment and voting power with respect to the securities shown or shares investment and/or voting power with that individual’s spouse.

Directors and Officers	Amount and Nature of Beneficial Ownership		Percent of Class (g)	Other Stock Equivalents (h)
Keith L. Barnes	16,437		*	17,699
Patrick J. Byrne	95,069		*	—
Eric J. Draut	87,918	(a)	*	46,871
Robert J. Driessnack	266,399	(a)(b)(c)	*	84,716
Dennis A. Faerber	214,819	(a)	*	84,716
Gregory K. Hinckley	102,427	(a)	*	42,161
Lydia H. Kennard	108,470	(a)	*	42,161
Allen J. Lauer	105,405	(a)(d)	*	116,682
James P. McDonnell	114,712	(a)	*	72,716
Yukio Morikubo	24,655	(a)	*	48,061
Stephen P. Reynolds	98,962	(a)	*	42,161
Steven B. Sample	114,905	(a)(e)	*	65,679
Oren G. Shaffer	77,556	(a)	*	93,089
Larry D. Yost	108,405	(a)	*	107,172
All directors and executive officers (14 persons)	1,536,139	(f)	2.49%

*	Less than 1%.
(a)	Includes the following shares of common stock subject to outstanding options that were exercisable as of March 19, 2013, or that become exercisable within 60 days thereafter, and other equity awards that vest within 60 days thereafter:

Board of Directors	Shares
Mr. Draut	39,021
Mr. Hinckley	91,905
Ms. Kennard	101,905
Mr. Reynolds	74,405
Dr. Sample	114,405
Mr. Shaffer	67,556
Mr. Yost	104,405

Named Executive Officers	Shares
Mr. Driessnack	144,046
Mr. Faerber	174,046
Mr. Lauer	104,405
Mr. McDonnell	92,796
Mr. Morikubo	19,800

(b)	Includes 48,500 shares held by The Intermec Foundation (the “Foundation”). Voting and investment power with respect to these shares is exercised by the Foundation’s officers, who are elected by the directors of the Foundation. Mr. Driessnack is a director of the Foundation, along with other employees of Intermec. By virtue of his ability to elect the officers of the Foundation, he may be deemed indirectly to beneficially own such shares for certain purposes within the meaning of the SEC regulations referred to above. These shares are included only once in the total of “All directors and executive officers.”
(c)	Includes 31,475 shares held by the Intermec Pension Plan. Voting and investment power with respect to these shares is exercised by the committee appointed by the Board of Directors comprising Mr. Driessnack and other employees of Intermec. These shares are included only once in the total of “All directors and executive officers.”
(d)	Includes 1,000 shares held by a family trust of which Mr. Lauer is a trustee.
(e)	Includes 500 shares held by a family trust of which Dr. Sample is a trustee.
(f)	Includes 1,128,695 shares subject to outstanding options that were exercisable as of March 19, 2013 or within 60 days thereafter, and other equity awards vesting within 60 days thereafter.
(g)	The percent of class outstanding reported in this table is based on 60,466,725 shares of our common stock outstanding as of March 19, 2013.
(h)	Includes derivatives held by our directors and named executive officers and which are outstanding at March 19, 2013. Such derivatives include RSUs and PSUs for our named executive officers, and for our directors, RDSUs and deferred stock account units credited in accordance with the Director Deferred Compensation Plan. See “Director Compensation” and “Executive Compensation — Compensation Discussion and Analysis — Components of the Executive Compensation Program — Long-Term Equity Incentive Program” for terms and conditions of the derivatives.

Changes in Control – Merger Agreement with Honeywell

On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Honeywell International, Inc. (“Honeywell”) and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell (“Merger Sub”). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec’s outstanding stock, and current stockholders will no longer have any interest in Intermec.

The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of the Company’s stockholders and (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. As previously reported, at the Special Meeting of Stockholders held on March 19, 2013, the adoption of the Merger Agreement was approved by the Company’s stockholders.

For more information about the proposed Merger, including but not limited to the Merger Agreement and related materials, refer to our reports filed or to be filed with the SEC including, but not limited to, the definitive proxy statement for the Special Meeting of Stockholders and related filings, the 2012 Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K, which are available, among other places, on our website at www.intermec.com. and at www.sec.gov.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies, Procedures and Practices

Our Board of Directors has adopted a written policy and procedure (the “Procedure”) for the Audit Committee’s review and approval or ratification of transactions with a related person that must be disclosed under the SEC’s disclosure rule for related person transactions (Item 404(a) of Regulation S-K). Under the Procedure, our directors, officers and employees are generally required to promptly report related person transactions to our General Counsel. There are special processes for transactions involving the General Counsel or a member of the Audit Committee so that these matters are addressed by disinterested persons.

The Procedure requires that a list of related person transactions be compiled and reviewed regularly, and that our directors and officers report any related person transactions that are not on the list. We also regularly review our accounts payable and accounts receivable data to determine whether there are any previously unreported related person transactions. The Procedure requires us to evaluate our controls and procedures for reporting related person transactions and make changes as appropriate.

A transaction covered by the Procedure and identified before being entered into generally must be submitted to the Audit Committee for approval before the transaction is consummated. Otherwise, the transaction must be revocable in the event it is not approved or ratified by the Audit Committee at its next regular or special meeting. There are categories of transactions that are deemed to be pre-approved, generally because they are under $120,000 in value or are not required to be disclosed pursuant to SEC rules. These latter transactions are disclosed to the Audit Committee at least annually. Previously approved or ratified related person transactions that remain ongoing also are to be reviewed at least annually. In deciding whether to approve or ratify a related person transaction, the Audit Committee considers a number of factors to determine whether the transaction is in the best interests of the Company, including, among others, the purpose and potential benefit of the transaction to us, the extent of the related person’s interest in the transaction and the terms of the transaction in relation to doing such a transaction with an unrelated third party.

Certain Transactions

Based on its holdings reported on a Schedule 13G/A filed with the SEC, Wells Fargo & Company (“Wells Fargo”) and related entities beneficially owned more than eight percent of our common stock as of December 31, 2012. We have entered into certain arrangements with Wells Fargo Bank, National Association (the “WFB”), which is a subsidiary of Wells Fargo. The Audit Committee has approved these arrangements in accordance with the Procedure.

We are a party to a Secured Revolving Credit Facility (the “Revolving Facility”) with WFB with a maximum amount available under the Revolving Facility of $100.0 million. The Revolving Facility, which has a maturity date of December 31, 2014, includes financial covenants and is secured by pledges of equity in certain assets of our domestic subsidiaries and guaranties of payment obligations from certain of our domestic subsidiaries. During 2012, the highest level of borrowings outstanding under the Revolving Facility was $97.0 million, incurred during June 2012. At December 31, 2012, we had borrowing capacity of $23.3 million under the Revolving Facility with borrowings of $65.0 million and $3.1 million of letters of credit outstanding. As of March 29, 2013, we had borrowing capacity of $31.9 million under the Revolving Facility with borrowings of $65.0 million and $3.1 million of letters of credit outstanding. The amount outstanding under the Revolving Facility bears interest at a variable rate equal to either (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the higher of (a) the Bank’s prime rate or (b) the federal funds effective rate plus 100 basis points, plus the applicable margin, which ranges from 0.25% to 0.75%. We are also required to pay a fee, ranging from 1.25% to 1.75%, on the maximum amount available to be drawn under each letter of credit that is issued and outstanding under the Revolving Facility. The fee on the unused portion of the Revolving Facility ranges from 0.15% to 0.25%. The weighted average interest rate was 2.20% for the year ended December 31, 2012. In 2012, we paid fees on the unused portion of the Revolving Facility of $156,304 and interest of $1,756,135.

We had deposits in a WFB money market fund that represent 39% of our cash and cash equivalents at December 31, 2012, or about $33.1 million. There were no investment management fees related to the deposits.

We also have entered into a series of foreign exchange forward contracts with WFB. We use these foreign exchange forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These contracts generally settle in approximately 30 days. We paid service fees of $1,369,007 to WFB pursuant to these contracts in 2012, and the value of these contracts averaged $125 million during 2012. In addition, we paid service fees of $444,841 to WFB pursuant to these contracts for the period from January 1, 2013 through March 31, 2013, and the value of these contracts averaged $135 million during this period.

Board Independence

For information about the independence of our directors, refer to “Item 10. Directors, Executive Officers and Corporate Governance – Board Independence” in this Amendment No. 1.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates (collectively, “Deloitte”), for the integrated audit of Intermec’s annual financial statements and internal controls over financial reporting for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by Deloitte during those periods (amounts in thousands):

	2012	2011
Audit Fees (a)	$3,085	$1,823
Audit-Related Fees	0	0
Tax Fees (b)	19	26
All Other Fees (c)	4	3

(a)	Includes fees billed and out-of-pocket expenses for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 included in our annual reports on Form 10-K and for the reviews of interim financial information included in our quarterly reports on Form 10-Q.
(b)	Includes fees for review of tax returns and consultations related to tax matters for the years ended December 31, 2012 and 2011.
(c)	Includes fees for the use of the Deloitte accounting research tool for the years ended December 31, 2012 and 2011.

Our Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by our independent registered public accounting firm, together with the associated fees. The policy permits the Audit Committee to delegate its pre-approval authority to one or more of its members and requires any member who pre-approves services pursuant to that authority to report the decision to the full Audit Committee no later than its next scheduled meeting. The Audit Committee has delegated such authority to its Chair. In 2012, the Audit Committee or its Chair pre-approved all audit and non-audit services provided by our independent registered public accounting firm.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The Index to Exhibits is located at page 44 of this Amendment No. 1 to the Annual Report on Form 10-K and incorporated by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMEC, INC.

Date: April 29, 2013	By:	/s/ ROBERT J. DRIESSNACK
	Name:	Robert J. Driessnack
	Title:	Senior Vice President and Chief Financial Officer

INTERMEC, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

*	Copies of these exhibits are included in this Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission.