Form 10-Q
period 2013-03-31
Intermec, Inc.
filed 2013-05-03
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	60,479,890

INTERMEC, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$87,930	$85,169
Short-term investments	235	197
Accounts receivable, net	122,279	118,647
Inventories	100,318	110,168
Current deferred tax assets, net	7,129	7,225
Other current assets	23,057	24,592
Total current assets	340,948	345,998
Deferred tax assets, net	8,052	8,514
Goodwill	92,353	92,353
Intangible assets, net	41,455	44,742
Property, plant and equipment, net of accumulated depreciation of $148,946 and $144,602	42,207	44,327
Other assets, net	19,472	20,336
Total assets	$544,487	$556,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,984	$76,440
Payroll and related expenses	23,919	22,410
Accrued expenses	37,782	38,149
Deferred revenue	59,677	51,898
Financing lease obligation	2,533	2,460
Total current liabilities	191,895	191,357
Long-term debt	65,000	65,000
Long-term financing lease obligation	171	831
Pension and other postretirement benefits liabilities	126,401	125,546
Long-term deferred revenue	36,247	33,186
Other long-term liabilities	13,735	13,730
Commitments and contingencies
Shareholders’ equity:
Common stock (250,000 shares authorized, 63,510 and 63,453 shares issued and 60,467 and 60,354 outstanding)	639	639
Additional paid-in capital	707,838	705,755
Accumulated deficit	(506,347)	(492,830)
Accumulated other comprehensive loss	(91,092)	(86,944)
Total shareholders’ equity	111,038	126,620
Total liabilities and shareholders’ equity	$544,487	$556,270
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues:
Product	$157,479	$138,017
Service	41,912	41,661
Total revenues	199,391	179,678
Costs and expenses:
Cost of product revenues	101,485	92,078
Cost of service revenues	21,738	21,675
Research and development, net	21,025	20,009
Selling, general and administrative	66,626	66,007
Gain on sale of assets	—	(1,400)
Restructuring costs	115	—
Impairment of goodwill	—	14,925
Total costs and expenses	210,989	213,294

Operating loss	(11,598)	(33,616)
Interest income	3	121
Interest expense	(761)	(750)
Loss before income taxes	(12,356)	(34,245)
Income tax expense	1,161	207,845
Net loss	$(13,517)	$(242,090)

Loss per share:
Basic	$(0.22)	$(4.03)
Diluted	$(0.22)	$(4.03)

Shares used in computing loss per share:
Basic	60,662	60,030
Diluted	60,662	60,030
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss	$(13,517)	$(242,090)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,280)	3,501
Unrealized gain on investments	26	11
Defined benefit pension plans:
Pension plan adjustments	(3,228)	(3,096)
Less: amortization of benefit plan costs	1,334	977
Net pension plan adjustments	(1,894)	(2,119)
Total other comprehensive (loss) income	(4,148)	1,393
Total comprehensive loss	$(17,665)	$(240,697)
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash and cash equivalents at beginning of the period	$85,169	$95,108

Cash flows from operating activities:
Net loss	(13,517)	(242,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,209	8,808
Deferred taxes	539	210,804
Stock-based compensation	1,968	2,641
Impairment of goodwill	—	14,925
Gain on sale of assets	—	(1,400)
Change in pension and other postretirement plans	(1,008)	(302)
Changes in operating assets and liabilities:
Accounts receivable	(5,623)	29,899
Inventories	9,808	(3,916)
Other current assets	938	(4,724)
Accounts payable	(8,303)	(17,468)
Payroll and related expenses	1,756	(8,964)
Accrued expenses	393	(5,779)
Deferred revenue	11,348	6,099
Other long-term liabilities	53	(782)
Other operating activities	1,103	230
Net cash provided by (used in) operating activities	7,664	(12,019)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,905)	(1,792)
Proceeds from sale of assets	—	1,650
Other investing activities	(170)	(11)
Net cash used in investing activities	(3,075)	(153)

Cash flows from financing activities:
Financing lease obligation	(588)	—
Stock options exercised and other	116	675
Net cash (used in) provided by financing activities	(472)	675

Effect of exchange rate changes on cash and cash equivalents	(1,356)	1,710
Net change in cash and cash equivalents	2,761	(9,787)

Cash and cash equivalents at end of the period	$87,930	$85,321

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,013	$5,455
Cash paid during the period for interest	$278	$333

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In this Quarterly Report on Form 10-Q, the terms “Intermec”, “us”, “we”, “our”, or the "Company" refer to Intermec, Inc.
Note 1. Basis of Presentation
Our interim financial periods are based on a thirteen-week internal accounting calendar. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), and Cash Flows for the three months ended March 31, 2013 and April 1, 2012, of Intermec, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. Intercompany transactions and balances have been eliminated. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.
Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim results.
Interim results are not necessarily indicative of results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013 and as amended on April 29, 2013 (together, the “2012 Form 10-K”).
Offsetting of Financial Assets and Financial Liabilities
We have company-owned life insurance policies that have a cash surrender value, against which we have taken out loans from the insurer. We have no current intention to repay the loans prior to maturity or cancellation, and the policies allow us to offset the loans against the proceeds received upon maturity or cancellation of the policies. Therefore, we offset the cash surrender values by the related loans. The gross amount of the cash surrender values was $19.1 million and $19.0 million at March 31, 2013 and December 31, 2012, respectively. The gross amount of the policy loans was $17.3 million and $17.4 million at March 31, 2013 and December 31, 2012, respectively. The net amounts of $1.8 million and $1.6 million at March 31, 2013 and December 31, 2012, respectively, are included in our condensed consolidated balance sheets in other assets, net.
Reclassifications and Corrections
Certain reclassifications and corrections have been made to prior periods to conform to the current presentation, as follows:

•
In the condensed consolidated statement of cash flows for the three months ended April 1, 2012, we corrected the classification of approximately $0.4 million from accounts payable to accrued expenses within the changes in operating assets and liabilities. Additionally, we reclassified amounts that were previously included in other operating activities for the three months ended April 1, 2012, to the following separate line items within cash flows from operating activities: other current assets of $(4.7) million and other long-term liabilities of $(0.8) million.

•
In the condensed consolidated statement of operations for the three months ended April 1, 2012, we corrected approximately $1.5 million of software revenue from service revenues to product revenues. Additionally, we corrected approximately $0.7 million of the related cost of revenues from cost of service revenues to cost of product revenues.

•
Additionally, we reconstituted our segments and the corrections to service and product revenues noted above have also been reflected in the amounts presented in our segment reporting in Note 15, Segment Reporting.

Recently Adopted Accounting Pronouncements
Comprehensive Income - In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," an accounting standard update, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standard update in the first quarter of 2013 did not impact our consolidated financial position, results of operations, or cash flows, as its requirements are disclosure-only in nature.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Honeywell International Inc. ("Honeywell") and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell ("Merger Sub"). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec. For more information about the proposed Merger, see Part I, “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Note 2. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring or nonrecurring basis. We categorize each of our fair value measurements into one of three levels as follows:

•	Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets;

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data; or

•
Level 3: Unobservable inputs that are not corroborated by market data and typically reflect management's estimates of assumptions that market participants would use in pricing the asset. The fair values are then determined using model-based techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at March 31, 2013
Money market funds	$29,480	$—	$—	$29,480
Stock	235	—	—	235
Derivative instruments – assets	—	498	—	498
Total assets at fair value	$29,715	$498	$—	$30,213

	Level 1	Level 2	Level 3	Fair Value at March 31, 2013
Derivative instruments – liabilities	$—	$(1,634)	$—	$(1,634)
Total liabilities at fair value	$—	$(1,634)	$—	$(1,634)
Our financial assets and liabilities that are measured at fair value on a recurring basis comprised the following as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Money market funds	$34,403	$—	$—	$34,403
Stock	197	—	—	197
Derivative instruments – assets	—	1,493	—	1,493
Total assets at fair value	$34,600	$1,493	$—	$36,093

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Derivative instruments – liabilities	$—	$(555)	$—	$(555)
Total liabilities at fair value	$—	$(555)	$—	$(555)
We had no transfers between Level 1 and Level 2 assets and liabilities at March 31, 2013 and December 31, 2012.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
All other nonfinancial assets and liabilities measured at fair values in the consolidated financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial, nonrecurring assets and liabilities included on our consolidated balance sheets include long-lived assets that are measured at fair value to test for and measure impairment, at least annually, or when necessary. No nonfinancial assets or liabilities were subject to fair value measurements at March 31, 2013 and December 31, 2012.
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and payroll and related expenses at March 31, 2013 and December 31, 2012 approximate their carrying values due to their short-term nature. The fair value of long-term debt at March 31, 2013 approximates its carrying value.
Note 3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable, gross	$128,721	$125,326
Less:
Allowance for sales returns	4,471	4,005
Allowance for doubtful accounts	1,971	2,674
Accounts receivable, net	$122,279	$118,647
Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales.
One customer, ScanSource, accounted for 19% and 23% of our accounts receivable as of March 31, 2013 and December 31, 2012, respectively.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$30,270	$32,983
Service parts	14,454	13,156
Work in process	123	19
Finished goods	55,471	64,010
Inventories	$100,318	$110,168
In addition to the inventories described above, we had long-term service parts inventories totaling $3.8 million and $3.9 million at March 31, 2013 and December 31, 2012, respectively, which are included in our condensed consolidated balance sheets in Other assets, net.
Note 5. Derivative Instruments
Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to economically hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated primarily in Euros or British Pounds, customer receivables of our foreign subsidiaries denominated primarily in U.S. Dollars and Euros and intercompany loans denominated in Euros, Swedish Krona, Norwegian Kroner, Danish Krone and Canadian Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our consolidated balance sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $143.8 million as of March 31, 2013. Principal currencies we economically hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollar, Swedish Krona, Norwegian Kroner, Danish Krone and Chinese Renminbi. These contracts do not contain any credit-risk-related contingent features.
We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.
The net (loss) gain resulting from these contracts recorded in selling, general and administrative expense was $(2.6) million and $0.9 million for the three months ended March 31, 2013 and April 1, 2012, respectively.
We recorded a net (liability) asset related to these contracts of $(1.1) million and $0.9 million at March 31, 2013 and December 31, 2012, respectively. We record net liability positions in accounts payable and accrued expenses, and net asset positions in other current assets.
Note 6. Goodwill
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

The following table reflects the goodwill balances allocated to each reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	Intermec-Branded Services	Voice Solutions	Total
Goodwill balances at December 31, 2012
Goodwill before impairment	$3,348	$140,162	$143,510
Accumulated impairment losses	(3,348)	(47,809)	(51,157)
Goodwill, net	—	92,353	92,353

Goodwill balances at March 31, 2013
Goodwill before impairment	3,348	140,162	143,510
Accumulated impairment losses	(3,348)	(47,809)	(51,157)
Goodwill, net	$—	$92,353	$92,353
During 2012, we recorded total goodwill impairment charges of $51.2 million, of which $41.2 million was associated with our VSC reporting unit, which is included in our Voice Solutions reportable segment. The amount related to VSC was recorded in the first and second quarters of 2012 due to a goodwill trigger event that occurred during the three months ended April 1, 2012, which is described in detail below. The remaining goodwill impairment charges recorded during 2012 related to goodwill triggering events that occurred subsequent to April 1, 2012, and related to our VHS reporting unit, which are also included in our Voice Solutions reportable segment and our IGS reporting unit, which is included in our Intermec-Branded Services reportable segment.
As a result of a significant decline in our stock price due to the performance of our business operations at the end of April 1, 2012, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of April 1, 2012, and recorded an estimated goodwill impairment charge of $14.9 million relating to our VSC reporting unit during the three months ended April 1, 2012, with the remaining $26.3 million of the total $41.2 million, recorded during the three months ended July 1, 2012.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7. Intangibles
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$23,136	$17,064	7 years
In-process research and development	1,900	327	1,573	8 years
Customer relationships	17,600	4,140	13,460	9 years
Trademarks	5,200	1,004	4,196	10 years
Lease agreements	2,600	967	1,633	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	29,574	37,926
Other intangibles	14,630	11,101	3,529	5 years
Total	$82,130	$40,675	$41,455
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$21,312	$18,888	7 years
In-process research and development	1,900	267	1,633	8 years
Customer relationships	17,600	3,225	14,375	9 years
Trademarks	5,200	818	4,382	10 years
Lease agreements	2,600	902	1,698	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	26,524	40,976
Other intangibles	14,605	10,839	3,766	5 years
Total	$82,105	$37,363	$44,742
Total amortization expense on intangibles for the three months ended March 31, 2013 and April 1, 2012 was $3.4 million and $4.7 million, respectively.
Estimated future amortization expense for intangible assets through 2017 is as follows (in thousands):

Year	Amount
Remainder of 2013	$10,070
2014	11,814
2015	8,160
2016	4,897
2017	2,954
Note 8. Revolving Credit Facility
We have a $100 million secured revolving credit facility with Wells Fargo Bank, National Association (the "Bank") that matures on December 31, 2014 (the "Revolving Facility"), and which we use for general corporate purposes. The Revolving Facility was most recently amended in February 2013, when we entered into the Sixth Amendment to Amended and Restated Credit Agreement

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

with the Bank. We were in compliance with the financial and non-financial covenants of the Revolving Facility as of March 31, 2013.
Our remaining borrowing capacity under the Revolving Facility considers our outstanding borrowings and letters of credit, as well as financial covenant requirements. At March 31, 2013, under the Revolving Facility, we had outstanding borrowings of $65.0 million and letters of credit of $3.1 million. After considering these outstanding borrowings and letters of credit, and the impact of financial covenant requirements, at March 31, 2013 we had a total remaining borrowing capacity under the Revolving Facility of $13.7 million. During the three months ended March 31, 2013, we did not borrow or make repayments under the Revolving Facility.
The amount outstanding under the Revolving Facility bears interest at a variable rate equal to, at our option, either (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the higher of (a) the Bank's prime rate or (b) the federal funds effective rate plus 100 basis points plus the applicable margin, which ranges from 0.25% to 0.75%. For the three months ended March 31, 2013, the weighted average interest rate on borrowed funds under the Revolving Facility was 1.84%.
We also pay a quarterly unused commitment fee on the unused portion of the Revolving Facility of between 0.15% to 0.25%, and fees of between 1.25% to 1.75% on outstanding letters of credit, both of which are based on the level of debt leverage under the Revolving Facility.
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
Note 9. Pension and Other Postretirement Benefits Liabilities
The components of net pension and postretirement periodic benefit cost (income) for the three months ended March 31, 2013 and April 1, 2012 were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans		Total
Three Months Ended:	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Interest cost	$2,961	$2,983	$459	$494	$22	$34	$3,442	$3,511
Expected return on plan assets	(2,588)	(2,592)	(473)	(532)	—	—	(3,061)	(3,124)
Amortization and deferrals:
Transition asset	—	—	(26)	(33)	—	—	(26)	(33)
Actuarial loss	1,112	888	309	163	(22)	—	1,399	1,051
Prior service cost	—	—	—	—	(39)	(41)	(39)	(41)
Other	12	—	17	—	—	—	29	—
Net pension and postretirement periodic benefit cost (income)	$1,497	$1,279	$286	$92	$(39)	$(7)	$1,744	$1,364
Our pension and other postretirement benefit plan contributions for the three months ended March 31, 2013, were as follows (in thousands):

Three Months Ended
March 31, 2013
U.S. defined benefit postretirement benefit plans	$1,048
Matching contributions to 401(k) plan	1,038
Foreign pension plans	964
Total	$3,050
Benefits paid pertaining to our other postretirement benefit plans were not material for the three months ended March 31, 2013.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We expect to contribute an additional $8.7 million to these plans during the remainder of 2013, including $3.2 million of benefit payments for our unfunded U.S. defined benefit plans, $2.9 million in matching contributions to our 401(k) plan, and $2.6 million in contributions to our foreign pension plans. We do not expect to make any additional contributions to our funded U.S. pension plan during the remainder of 2013.
Note 10. Litigation, Commitments and Contingencies
Product Warranties
The following table summarizes the warranty liability activity for the three-month periods ended March 31, 2013 and April 1, 2012, respectively (in thousands):

	March 31, 2013	April 1, 2012
Beginning balance	$7,136	$4,853
Payments or parts usage	(2,498)	(1,425)
Additional provision	1,512	1,793
Ending balance	$6,150	$5,221

Warranty liability balances are recorded in current liabilities on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.
Guarantees and Indemnifications
We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a liability as of March 31, 2013 or December 31, 2012. We have not made any significant indemnification payments as a result of these clauses.
At March 31, 2013, we had letter-of-credit reimbursement agreements totaling $4.5 million, compared to $3.8 million at December 31, 2012. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Commitments
During the third quarter of 2012, we shipped products with a total selling price of $9.4 million to a third-party financing company that entered into a three-year operating lease with an end-user customer. We received an up-front payment of $3.9 million and expect to collect payments for the remaining purchase price over the next two years, contingent on the end user's completion of payments to the third-party financing company. Due to the substantial risks of ownership retained in the assets, we have recognized a financing lease obligation related to the up-front payment. We will recognize operating lease revenue ratably over the three-year lease term. When we no longer retain substantial risks of ownership, we will recognize the remaining payments and profit into income, and will fully depreciate the net book value of the assets sold, which we expect to occur in August 2014. The financing element of the transaction is recorded as interest expense. At March 31, 2013, the carrying amount of the related assets totaled $5.0 million and is recorded within property, plant and equipment, net on the condensed consolidated balance sheets. The assets are depreciated using the straight-line method over their useful lives.
Legal Matters
We currently, and from time to time, are subject to disputes, claims, requests for indemnification and lawsuits arising in the ordinary course of business. With the exception of certain cases involving the defense of our patents as described below, the external legal costs incurred in these matters are expensed. These matters include claims by third parties against us for amounts allegedly owed to them as well as counterclaims against us in cases where we have made claims against third parties (which may include claims against us for infringement of such third parties' patents). These matters can also include matters in which we are not a party to a pending law suit, but in connection with which a party to a law suit seeks indemnification from us. In addition to the expense of addressing these matters, resolution of any of these disputes could result in the write down or write off of accounts receivable, the payment of damages, or both. The ultimate resolution of such matters is inherently uncertain. An adverse outcome in certain of these matters could result in a material charge in the period in which the matter is resolved. However, we currently do not expect

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the ultimate resolution of any currently pending proceedings and disputes to have a material effect on our business, financial condition, results of operations or liquidity.
Our policy is to capitalize external legal costs incurred in litigation concerning our patents when we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined.
We had capitalized legal costs incurred in litigation concerning our patents of $7.5 million as of March 31, 2013 and $7.5 million as of December 31, 2012. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:6-cv-51, United States District Court for the District of North Dakota, Southeastern Division.
Capitalized litigation costs are recorded in other assets on our condensed consolidated balance sheets. For more information about the accounting treatment of capitalized patent legal fees, refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11. Shareholder's Equity
Accumulated Other Comprehensive Loss
At March 31, 2013 and December 31, 2012, accumulated other comprehensive loss comprised the following (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments	$(5,084)	$(2,804)
Unrealized loss on investments	(115)	(141)
Unamortized benefit plan costs	(85,893)	(83,999)
Accumulated other comprehensive loss	$(91,092)	$(86,944)
Other Comprehensive (Loss) Income
Total other comprehensive (loss) income is reflected as a net (decrease) increase to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax provision, and net-of-tax amount related to each component of other comprehensive (loss) income during the reporting periods were as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Before-tax amount:
Foreign currency translation adjustments	$(2,280)	$3,501
Unrealized gain on investments	38	22
Net pension plan adjustments	(1,894)	(2,119)
Total other comprehensive (loss) income, before tax	(4,136)	1,404

Tax provision:
Foreign currency translation adjustments	—	—
Unrealized gain on investments	(12)	(11)
Net pension plan adjustments	—	—
Total other comprehensive loss, tax provision	(12)	(11)

Net-of-tax amount:
Foreign currency translation adjustments	(2,280)	3,501
Unrealized gain on investments	26	11
Net pension plan adjustments	(1,894)	(2,119)
Total other comprehensive (loss) income, net of tax	$(4,148)	$1,393

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts Reclassified Out of Accumulated Other Comprehensive Loss
For the three months ended March 31, 2013 and April 1, 2012, the following amounts, by component, were reclassified out of accumulated other comprehensive loss (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Components of Accumulated Other Comprehensive Loss	March 31, 2013	April 1, 2012
Amortization of benefit plan costs:
Transition asset (a)	$(26)	$(33)
Actuarial loss (a)	1,399	1,051
Prior service cost (a)	(39)	(41)
Total before tax	1,334	977
Tax (expense) benefit (b)	—	—
Net of tax	$1,334	$977
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 9, Pension and Other Postretirement Benefits, for additional details), which is included in selling, general and administrative expense in our condensed consolidated statements of operations.
(b) In the first quarter of 2012 and 2013, we have a full valuation allowance recorded against our deferred tax assets. Accordingly, we do not incur any tax expense or realize any tax benefits related to our pension plan activity.
Note 12. Stock-Based Compensation
A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”), Performance Stock Units (“PSU”), and Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2013 and April 1, 2012 was as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	$63	$63
Selling, general and administrative	1,905	2,578
Total	$1,968	$2,641
During the three months ended March 31, 2013, we did not grant any new stock-based compensation awards consistent with the Merger Agreement. The reduction in the expense recorded in the current quarter versus the comparable prior year quarter is primarily due to the departure of our former CEO, which occurred during May 2012, and the related forfeiture of his outstanding equity awards at that time.
Note 13. Provision for Income Taxes
We recorded a tax provision for the quarter ended March 31, 2013 of $1.1 million on foreign earnings and no tax benefit for the United States, Singapore and Japan due to losses in those jurisdictions. We currently record valuation allowances in those jurisdictions that offset any tax benefit.
Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. The tax provision for the three months ended April 1, 2012 included a net $206.9 million non-cash charge made to record a valuation allowance against our U.S. deferred tax assets. There was a similar non-cash charge made in the first quarter of 2013 in the amount of $0.1 million.
A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our U.S. deferred tax assets. In the event that we determine in the future that we expect to benefit from our deferred income tax assets in excess of the net balance at that time, we will make an adjustment to the deferred tax asset

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

valuation allowance. This will reduce the provision for income taxes in that period. Until such time, we will offset U.S. profits against our deferred tax assets and will reduce the overall level of deferred tax assets subject to valuation allowance as a result.
For the jurisdictions where we did not record a valuation allowance, our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 31.8%. Our effective tax rate from continuing operations in those jurisdictions is lower than the U.S. statutory rate of 35% due primarily to lower tax rates and tax incentives in those jurisdictions.
Note 14. Loss Per Share
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share is calculated using basic weighted-average shares outstanding plus the dilutive effect of potential common shares from nonvested restricted stock and outstanding stock options using the “treasury stock” method.
Due to our net losses for the three months ended March 31, 2013 and April 1, 2012, the impact of the potential common shares, as described above, had an anti-dilutive effect and therefore was excluded from the computation of diluted loss per share. As a result, diluted loss per share for these periods was calculated identically to basic loss per share.
Our employees and directors held 3,069,985 and 4,206,369 stock options that were anti-dilutive to earnings per share for the three months ended March 31, 2013 and April 1, 2012, respectively. These options may become dilutive to earnings per share in the future when net earnings are reported and if the average market price of our common stock exceeds the exercise price of the outstanding options.
Note 15. Segment Reporting
Revenues and gross profit by operating segments were as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues:
Intermec-branded products	$140,149	$118,878
Intermec-branded services	32,985	33,404
Voice solutions	26,257	27,396
Total	$199,391	$179,678
Gross profit:
Intermec-branded products	$47,213	$37,620
Intermec-branded services	12,613	12,974
Voice solutions	16,342	15,331
Total	$76,168	$65,925
Revenues by product lines were as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Intermec-branded products:
Systems and solutions	$100,750	$81,806
Printer and media	39,399	37,072
Intermec-branded services	32,985	33,404
Voice solutions	26,257	27,396
Total	$199,391	$179,678

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenues by region were as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012

North America	$96,714	$91,670
Europe, Middle East and Africa (EMEA)	72,315	54,585
Latin America and Mexico (LATAM)	21,039	19,863
Asia Pacific (ASIAPAC)	9,323	13,560
Total	$199,391	$179,678
One customer, ScanSource, represented approximately 19% and 17% of total Company revenues for the three months ended March 31, 2013 and April 1, 2012, respectively. Revenues from this customer are reported within each of our segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR
Statements made in this filing and any related statements that express Intermec's or our management's intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements regarding: the proposed acquisition of Intermec by Honeywell International Inc., the receipt of regulatory approval for the potential merger transaction, and the anticipated timing of the closing of the proposed merger transaction, if at all; our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial information for the first quarter of 2013 and any other periods; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our impairment analysis for goodwill and long-lived assets, and our deferred tax valuation allowances; our evaluation of internal controls over financial reporting; and the applicability and results of accounting policies used in our financial reporting and the necessity to update information in our periodic or other required reports. They also include, without limitation, statements about future financial and operating results of our Company after the acquisition of other businesses and the benefits of such acquisitions. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.
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
You are encouraged to review the Risk Factors portion of Item 1A of Part II of this filing and in Item 1A of Part I of our 2012 Form 10-K, which discuss risk factors associated with our business.
Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. (“us”, “we”, “our”, or the "Company") entered into an Agreement and Plan of Merger with Honeywell International Inc. (“Honeywell”) and Hawkeye Merger Sub Corp. (“Merger Sub”). Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec.
The closing of the Merger is subject to customary closing conditions. One condition is receiving the required approval of the Company's stockholders. As previously reported, the Company's stockholders approved the adoption of the Merger Agreement at the Special Meeting of Stockholders held on March 19, 2013.
Another condition of closing of the merger is the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. As previously reported, on March 11, 2013, Intermec and Honeywell each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) in connection with the proposed Merger. Intermec intends to respond expeditiously to this request and to continue to work cooperatively with the FTC in connection with its review. Also, on March 13, 2013, with agreement by Intermec, Honeywell withdrew the notification to the European Commission (“EC”) of its proposed acquisition of Intermec. Honeywell intends to submit a revised notification to the EC in relation to this transaction. Intermec continues to expect that the transaction will close by the end of the second quarter of 2013.
For information about Merger Related Litigation, refer to Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. The Merger Agreement and related materials can be found in the Company's SEC filings at www.sec.gov.
Overview
Intermec, Inc. is a global business that designs, develops, integrates, sells and resells wired and wireless automated identification and data collection (“AIDC”) products and related services. Our products and services are used by businesses of all sizes, throughout

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the world, and are particularly suited for challenging or harsh environments where mobility, reliability and durability are important. We offer a broad range of products including mobile computers, bar code scanners, printers, label media, radio frequency identification (“RFID”) products and related software, and wearable voice data collection devices and related software. With our products, we also offer a variety of services. Refer to Item 1 of Part I in our 2012 Form 10-K, for detail about our products and services. Most of our revenue is currently generated through sales of mobile computers, wearable voice data capture devices and related software, bar code scanners, printers and repair services.
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
For the three months ended March 31, 2013 ("Q1 2013"), total revenue increased by 11%, or $19.7 million, compared to the three months ended April 1, 2012 ("Q1 2012"). During Q1 2013, we completed a large enterprise deal, which accounted for the majority of this increase, and which specifically benefited revenues in our Europe, Middle East and Africa (“EMEA”) region. In comparison, Q1 2012 was a weaker quarter with no comparable large deals. More specifically, in Q1 2012, worldwide revenues had increased only 1% over the comparable prior-year quarter, and decreased 12% when revenues from businesses acquired in 2011 were excluded.
Total gross margin dollars in Q1 2013 improved over Q1 2012, attributable to improvements in our Intermec-branded products and Voice solutions segments. However, gross margin yields were less than those recorded in the last three quarters of 2012 due to a lower relative proportion of higher margin voice products in the revenues mix, lower revenues in our lifecycle services business, and several larger enterprise deals at competitive pricing in our EMEA and North American regions.
Operating expenses were relatively flat in Q1 2013 compared with the prior year period. The Company's restructuring activities from 2012 delivered realized savings, but these were partially offset by selling, general and administrative expenses comprising legal and audit costs related to the Merger Agreement with Honeywell, increased audit fees for additional 2012 year-end procedures completed in the first quarter of 2013, and other legal fees, as well as by increased research and development program driven investments. These operating expense increases were largely offset by other decreases in Q1 2013 due to our North America and EMEA Intermec Partner Summit events taking place in the second quarter of 2013, rather than in the first quarter, as they did in 2012.
Our net loss in Q1 2013 was $13.5 million, an improvement over Q1 2012 of $228.6 million. During Q1 2012, we had $221.8 million in non-cash charges, including a valuation allowance of $206.9 million against our U.S. deferred tax assets and goodwill impairment charges of $14.9 million. In Q1 2013, we recorded a minor non-cash charge to the valuation allowance of $0.1 million.
In Q1 2013, operating cash flows provided $7.7 million, compared with net cash used in operating activities of $12.0 million in Q1 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following compares our results of operations and percentages of revenues for the three months ended March 31, 2013 and April 1, 2012 (in millions, except for per share data):

	Three Months Ended
	March 31, 2013	Percent of Revenues	April 1, 2012	Percent of Revenues
Revenues	$199.4		$179.7
Costs and expenses:
Cost of revenues	123.2	61.8%	113.8	63.3%
Research and development, net	21.0	10.5%	20.0	11.1%
Selling, general and administrative	66.7	33.4%	66.0	36.7%
Gain on sale of assets	—	—%	(1.4)	(0.8)%
Restructuring charges	0.1	0.1%	—	—%
Impairment of goodwill	—	—%	14.9	8.3%
Total costs and expenses	211.0	105.8%	213.3	118.7%

Operating loss	(11.6)	(5.8)%	(33.6)	(18.7)%
Interest expense, net	(0.8)	(0.4)%	(0.6)	(0.4)%
Loss before income taxes	(12.4)	(6.2)%	(34.2)	(19.1)%
Income tax expense	1.1	0.6%	207.9	115.8%
Net loss	$(13.5)	(6.8)%	$(242.1)	(134.7)%

Loss per share:
Basic	$(0.22)		$(4.03)
Diluted	$(0.22)		$(4.03)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Revenues (in millions)
Total revenues for Q1 2013 increased $19.7 million, or 11.0%, compared to Q1 2012. Unfavorable movement in foreign currency rates reduced total revenue by $2.0 million, or 1.1%. The majority of the unfavorable change in foreign currencies was attributable to fluctuations in the British Pound.
The following tables provide revenues, revenues as a percentage of total revenues, and changes in revenues, by category and geographic region for the three months ended March 31, 2013 and April 1, 2012 (in millions):

	Three Months Ended
	March 31, 2013	Percent of Revenues	April 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by category:
Intermec-branded products:
Systems and solutions	$100.8	50.5%	$81.8	45.5%	$19.0	23.2%
Printer and media	39.4	19.8%	37.1	20.6%	2.3	6.2%
Intermec-branded services	33.0	16.5%	33.4	18.6%	(0.4)	(1.2)%
Voice solutions	26.2	13.2%	27.4	15.3%	(1.2)	(4.4)%
Total revenues	$199.4	100.0%	$179.7	100.0%	$19.7	11.0%
The following discusses our revenues by category for Q1 2013 as compared to Q1 2012:

•
Intermec-branded product revenues of $140.1 million grew by $21.3 million, or 17.9%. The increase was driven primarily by a large enterprise deal of approximately $13.7 million in Q1 2013, with no comparable deal in Q1 2012.

•	Intermec-branded service revenues of $33.0 million were down slightly by $0.4 million, or 1.2%. The decrease was due to lower life cycle services revenues in our managed services business.

•
Voice solutions revenues of $26.2 million decreased $1.2 million, or 4.4%, which we believe is partially due to our health care customers allocating a greater portion of their investment dollars to solutions that respond to the Patient Protection and Affordable Care Act, and delayed timing of customer investments in voice in North America.

	Three Months Ended
	March 31, 2013	Percent of Revenues	April 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by geographic region:
North America	$96.7	48.4%	$91.7	51.0%	$5.0	5.5%
Europe, Middle East and Africa (EMEA)	72.3	36.3%	54.6	30.4%	17.7	32.4%
Latin America and Mexico (LATAM)	21.1	10.6%	19.9	11.1%	1.2	6.0%
Asia Pacific (ASIAPAC)	9.3	4.7%	13.5	7.5%	(4.2)	(31.1)%
Total revenues	$199.4	100.0%	$179.7	100.0%	$19.7	11.0%
The following discusses our revenues by geographic region for Q1 2013 as compared to Q1 2012:

•
North America revenues increased primarily due to increases of $6.5 million in Systems and solutions and $1.7 million in Printer and media. These increases were partially offset by decreases of $2.2 million in Voice solutions and $0.8 million in Services revenues.

•
EMEA revenues increased $17.7 million, or 32.4%, primarily due to stronger Systems and solutions, which increased $14.9 million, or 58.4%. Printer and media revenue in EMEA increased $1.3 million, or 11.0%, and Voice solutions increased $1.2 million, or 14.8%. We completed a large enterprise deal in EMEA in Q1 2013 with no comparably sized deals in Q1 2012. Foreign currency conversion rates unfavorably impacted EMEA revenue by $0.7 million, or 1.3%.

•	LATAM revenues increased $1.2 million, or 6.0%, primarily in Intermec-branded products.

•
ASIAPAC revenues decreased $4.2 million, or 31.1%, primarily due to decreases of $2.9 million in Systems and solutions and $1.2 million in Printer and media, representing an approximate 42% decrease in both categories. The decline is a reflection of both management turnover and economic softness in the region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Gross Margin
Gross profit and gross margin by revenue category for the three months ended March 31, 2013 and April 1, 2012, were as follows (in millions):

	Three Months Ended
	March 31, 2013		April 1, 2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$47.2	33.7%	$37.6	31.6%
Intermec-branded services	12.6	38.2%	13.0	38.8%
Voice solutions	16.4	62.2%	15.3	56.0%
Total	$76.2	38.2%	$65.9	36.7%
Total gross profit for Q1 2013 increased $10.3 million, or 150 basis points ("bps"), as compared to Q1 2012. An analysis of this increase by category follows:

•	Intermec-branded product gross profit increased $9.6 million, or 210 bps, on stronger revenues, partially offset by increased costs and price discounting on larger deals.

•	Intermec-branded services gross profit decreased $0.4 million, or 60 bps, due to lower volume with slightly higher costs across our lifecycle services business.

•
Voice solutions gross profit increased $1.1 million, or 620 bps, mainly due to a decrease in amortization expense that resulted from changes made during the fourth quarter of 2012 to the useful lives of Vocollect's intangible assets, resulting in a decrease in amortization expense.

Operating Expenses and Interest Expense, Net
Operating expenses and interest expense, net, for the three months ended March 31, 2013 and April 1, 2012, were as follows (in millions):

	Three Months Ended
	March 31, 2013	April 1, 2012	Change
Research and development, net	$21.0	$20.0	$1.0
Selling, general and administrative	66.7	66.0	0.7
Gain on sale of assets	—	(1.4)	1.4
Restructuring costs	0.1	—	0.1
Impairment of goodwill	—	14.9	(14.9)
Interest expense, net	0.8	0.6	0.2
Research and Development Expenses, net - Total research and development expenses, net, were $21.0 million for Q1 2013 compared to $20.0 million for Q1 2012. The slight increase of $1.0 million was primarily due to a $1.3 million increase in program spend partially offset by decreases in compensation expense of $0.3 million.
Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses of $66.7 million for Q1 2013 were relatively flat compared to $66.0 million for Q1 2012. The slight increase in SG&A expenses was primarily attributable to merger-related transaction costs of $3.1 million in Q1 2013, offset by $2.4 million reduction in costs related to the timing of our North America and EMEA Intermec Product Summit events, which occurred in first quarter of 2012 compared to the second quarter in 2013.
Restructuring Costs - Net restructuring charges of $0.1 million for Q1 2013 pertain to severance-related payments made under our June 2012 restructuring plan, which were in excess of our accrued restructuring costs at December 31, 2012. We had no comparable expense in Q1 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Goodwill - In Q1 2012, we recorded goodwill impairment charges of $14.9 million related to our Vocollect Supply Chain reporting unit. See Note 6, Goodwill, to the Consolidated Financial Statements for further discussion. We had no charges related to impairment of goodwill during Q1 2013.
Interest Expense, Net - Net interest expense was $0.8 million for Q1 2013, relatively flat compared to Q1 2012. Interest in both years relates to borrowings under our Revolving Credit Facility, discussed further in the Liquidity and Capital Resources section within this Item.
Income Tax Expense, Net (in millions)
Income tax expense, net, for Q1 2013 and Q1 2012 was as follows (in millions):

	Three Months Ended
	March 31, 2013	April 1, 2012	Change
Income tax expense	$1.1	$207.9	$(206.8)
We recorded a tax provision for the quarter ended March 31, 2013 of $1.1 million on foreign earnings and no tax benefit for the United States, Singapore and Japan due to losses in those jurisdictions. We currently record valuation allowances in those jurisdictions that offset any tax benefit.
Under GAAP, a valuation allowance against our deferred tax assets is appropriate if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. The tax provision for the three months ended April 1, 2012 included a net $206.9 million non-cash charge made to record a valuation allowance against our U.S. deferred tax assets. There was a similar non-cash charge made in the first quarter of 2013 in the amount of $0.1 million.
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
For the jurisdictions where we did not record a valuation allowance, our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 31.8%. Our effective tax rate from continuing operations in those jurisdictions is lower than the U.S. statutory rate of 35% due primarily to lower tax rates and tax incentives in those jurisdictions.
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
Cash Flow Summary
Our cash flows are summarized in the following table (in millions):

	Year Ended
	March 31, 2013	April 1, 2012
Net cash provided by (used in) operating activities	$7.7	$(12.0)
Net cash used in investing activities	(3.1)	(0.2)
Net cash (used in) provided by financing activities	(0.5)	0.7
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.7
Net change in cash and cash equivalents	$2.8	$(9.8)
At March 31, 2013, cash, cash equivalents and short-term investments totaled $88.2 million, an increase of $2.8 million compared to the December 31, 2012 balance of $85.4 million. The increase in cash is primarily due to cash provided by operations, offset by capital expenditure investments and a negative effect of foreign exchange rates.
Cash provided by or used in operating activities consists of net earnings or losses adjusted for non-cash items and the effect of changes in working capital and other activities. Our Q1 2013 net loss of $13.5 million was offset by cash provided by working capital and other activities of $11.5 million, and by non-cash expenses of $9.7 million, including depreciation and amortization of $8.2 million and stock-based compensation expenses of $2.0 million, resulting in net cash provided by operating activities of $7.7 million. Cash used in operating activities of $12.0 million in Q1 2012 was primarily due to a net loss of $242.1 million, adjusted for increases in non-cash items, including a $210.8 million deferred tax valuation allowance and $14.9 million goodwill impairment charges, and decreases in working capital of $5.4 million.
Net cash used in investing activities in Q1 2013 was $3.1 million, consisting primarily of capital expenditures of $2.9 million. During Q1 2012, net cash used in investing activities of $0.2 million primarily related to capital expenditures of $1.8 million, offset by proceeds from the sale of intellectual property of approximately $1.7 million.
Net cash used in financing activities in Q1 2013 was $0.5 million, related to our financing lease obligation, discussed in Note 10, Litigation, Commitments and Contingencies - Commitments, in the Notes to Condensed Consolidated Financial Statements. Financing activities in Q1 2012 provided cash of $0.7 million from employee purchases of stock under our Employee Stock Purchase Plan and the exercise of stock options.
Credit Facility
We have a $100 million secured revolving credit facility with Wells Fargo Bank, National Association (the "Bank") that matures on December 31, 2014 (the "Revolving Facility"). We use the Revolving Facility for general corporate purposes. The Revolving Facility is secured by liens on substantially all of our assets and guaranteed by certain of our domestic subsidiaries. The Revolving Facility includes financial and non-financial covenants, with which we were in compliance as of March 31, 2013. Refer to Note 8. Revolving Credit Facility, in the Notes to Condensed Consolidated Financial Statements for more information about the Revolving Facility.
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
The financial covenants in effect under the Revolving Facility as of March 31, 2013 currently require us to maintain a minimum Adjusted EBITDA of $35 million for the trailing twelve month periods ending with each fiscal quarter of 2013, and $45.0 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the trailing twelve month periods ending as of the end of each subsequent fiscal quarter. We must also maintain a ratio of total debt to EBITDA of 2.00 for each fiscal quarter of 2013, and of 2.50 for each subsequent fiscal quarter.
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
Contractual Obligations
Our contractual commitments as of March 31, 2013 have not changed materially from the Contractual Obligations disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2013, there have been no material changes in the information provided in Part II, Item 7A of our 2012 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of March 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We currently, and from time to time, are involved in claims, lawsuits and other proceedings, including, but not limited to, intellectual property, commercial, and employment matters, which arise in the ordinary course of business. We currently do not expect the ultimate resolution of pending matters (including the matters described below) to be material to Intermec in relation to our business, financial condition, results of operations or liquidity. In general, the external legal costs related to these matters are expensed as incurred. However, we capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable.
Merger Related Litigation
As previously reported, in December 2012, multiple purported class action lawsuits were filed on behalf of the Company's stockholders in connection with the proposed acquisition of Intermec by Honeywell International Inc. These cases were filed in Delaware Chancery Court and in Superior Court in Washington State. On January 10, 2013, the three Delaware cases were consolidated as In re Intermec, Inc. Shareholders Litigation, C.A. No. 8137-CS, and lead counsel was appointed. On January 24, 2013, lead counsel for the plaintiffs in the consolidated action filed an amended complaint.
On January 11, 2013 the Superior Court in Washington consolidated these cases under the name, In re Intermec, Inc. Shareholder Litigation, Lead Case No. 12-2-01841-1, lead counsel was appointed and the consolidated case is pending in Snohomish County, Washington. On February 28, 2013, plaintiffs in the Washington State action filed a Consolidated Amended Complaint.
On March 1, 2013, plaintiffs in the Washington State action filed a motion for a preliminary injunction and a hearing on this motion was held on March 15, 2013 in the Superior Court of Washington for Snohomish County. Plaintiffs' motion was denied. The Company conducted a Special Meeting of Stockholders on March 19, 2013 at which adoption of the Agreement and Plan of Merger between Intermec and Honeywell was approved.
The lawsuits allege, among other things, that our Board of Directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the proposed acquisition of Intermec by Honeywell. The plaintiffs in these various actions seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs. We believe the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits. For more information about Merger Related Litigation, see Part I, "Item 3. Legal Proceedings", of our 2012 Form 10-K.
For more information about our litigation, including but not limited to Merger Related Litigation, refer to Note 10, Litigation, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, and Note 13, Litigation, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in our 2012 Form 10-K.
ITEM 1A. RISK FACTORS
You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in our 2012 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results.

ITEM 6. EXHIBITS

Exhibit	Description

4.1
Sixth Amendment to Amended and Restated Credit Agreement, executed on February 14, 2013, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company's February 20, 2013 current report on Form 8-K, and incorporated herein by reference

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

May 3, 2013