Form 10-Q
period 2013-06-30
Intermec, Inc.
filed 2013-08-08
CIK 1044590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	60,805,715

INTERMEC, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$94,713	$85,169
Short-term investments	258	197
Accounts receivable, net	106,914	118,647
Inventories	98,227	110,168
Current deferred tax assets, net	7,062	7,225
Other current assets	20,904	24,592
Total current assets	328,078	345,998
Deferred tax assets, net	7,843	8,514
Goodwill	92,353	92,353
Intangible assets, net	38,230	44,742
Property, plant and equipment, net	39,874	44,327
Other assets, net	20,738	20,336
Total assets	$527,116	$556,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,574	$76,440
Payroll and related expenses	21,251	22,410
Accrued expenses	37,366	38,149
Deferred revenue	60,717	51,898
Financing lease obligation	2,097	2,460
Total current liabilities	186,005	191,357
Long-term debt	65,000	65,000
Long-term financing lease obligation	—	831
Pension and other postretirement benefits liabilities	128,145	125,546
Long-term deferred revenue	35,543	33,186
Other long-term liabilities	13,329	13,730
Commitments and contingencies
Shareholders’ equity:
Common stock (250,000 shares authorized, 63,928 and 63,453 shares issued and 60,802 and 60,354 outstanding)	643	639
Additional paid-in capital	708,714	705,755
Accumulated deficit	(515,931)	(492,830)
Accumulated other comprehensive loss	(94,332)	(86,944)
Total shareholders’ equity	99,094	126,620
Total liabilities and shareholders’ equity	$527,116	$556,270
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
Product	$150,398	$159,984	$307,877	$298,000
Service	41,743	40,967	83,654	82,629
Total revenues	192,141	200,951	391,531	380,629
Costs and expenses:
Cost of product revenues	93,134	100,920	194,619	192,998
Cost of service revenues	21,545	20,834	43,283	42,509
Research and development, net	22,187	20,431	43,212	40,440
Selling, general and administrative	62,431	61,412	129,056	127,419
Gain on sale of assets	—	(1,255)	—	(2,655)
Restructuring costs	—	5,598	115	5,598
Impairment of goodwill	—	32,369	—	47,294
Total costs and expenses	199,297	240,309	410,285	453,603

Operating loss	(7,156)	(39,358)	(18,754)	(72,974)
Interest income	53	80	56	201
Interest expense	(565)	(882)	(1,326)	(1,632)
Loss before income taxes	(7,668)	(40,160)	(20,024)	(74,405)
Income tax expense	1,917	3,142	3,078	210,987
Net loss	$(9,585)	$(43,302)	$(23,102)	$(285,392)

Loss per share:
Basic	$(0.16)	$(0.72)	$(0.38)	$(4.75)
Diluted	$(0.16)	$(0.72)	$(0.38)	$(4.75)

Shares used in computing loss per share:
Basic	60,841	60,251	60,417	60,140
Diluted	60,841	60,251	60,417	60,140
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss	$(9,585)	$(43,302)	$(23,102)	$(285,392)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,043)	(5,525)	(4,323)	(2,014)
Unrealized gain (loss) on investments	16	(13)	42	(13)
Defined benefit pension plans:
Pension plan adjustments	(2,543)	(3,095)	(5,771)	(6,190)
Less: amortization of benefit plan costs	1,330	976	2,664	1,953
Net pension plan adjustments	(1,213)	(2,119)	(3,107)	(4,237)
Total other comprehensive loss	(3,240)	(7,657)	(7,388)	(6,264)
Total comprehensive loss	$(12,825)	$(50,959)	$(30,490)	$(291,656)
See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash and cash equivalents at beginning of the period	$85,169	$95,108

Cash flows from operating activities:
Net loss	(23,102)	(285,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,743	18,015
Deferred taxes	576	211,321
Stock-based compensation	3,543	3,125
Impairment of goodwill	—	47,294
Gain on sale of assets	—	(2,655)
Gain on company owned life insurance	—	(1,174)
Change in pension and other postretirement plans	(493)	(1,963)
Changes in operating assets and liabilities:
Accounts receivable	8,630	7,363
Inventories	11,675	5,032
Other current assets	3,274	(4,703)
Accounts payable	(11,628)	(20,281)
Payroll and related expenses	(773)	(5,736)
Accrued expenses	(201)	(8,854)
Deferred revenue	12,553	13,041
Other long-term liabilities	(308)	(739)
Other operating activities	(484)	(493)
Net cash provided by (used in) operating activities	19,005	(26,799)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,214)	(4,551)
Proceeds from sale of assets	—	2,359
Proceeds from company owned life insurance	—	8,962
Other investing activities	(682)	(346)
Net cash (used in) provided by investing activities	(5,896)	6,424

Cash flows from financing activities:
Proceeds from issuance of debt	15,000	—
Repayment of debt	(15,000)	—
Financing lease obligation	(1,194)	—
Stock options exercised and other	(580)	1,034
Net cash (used in) provided by financing activities	(1,774)	1,034

Effect of exchange rate changes on cash and cash equivalents	(1,791)	(1,056)
Net change in cash and cash equivalents	9,544	(20,397)

Cash and cash equivalents at end of the period	$94,713	$74,711

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,243	$7,091
Cash paid during the period for interest	$553	$1,008

See accompanying notes to condensed consolidated financial statements.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In this Quarterly Report on Form 10-Q (the "Q2 Form 10-Q"), the terms “Intermec”, “us”, “we”, “our”, or the "Company" refer to Intermec, Inc.
Note 1. Basis of Presentation
Our interim financial periods are based on a thirteen-week internal accounting calendar. The condensed consolidated financial statements presented in the Q2 Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and July 1, 2012, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012 of Intermec, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. Intercompany transactions and balances have been eliminated. Preparing our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and financial data included in the accompanying notes to the financial statements. Actual results and outcomes may differ from our estimates and assumptions.
Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim results.
Interim results are not necessarily indicative of results for a full year or any other period. The information included in the Q2 Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013 and as amended on April 29, 2013 (together, the “2012 Form 10-K”).
Offsetting of Financial Assets and Financial Liabilities
We have company-owned life insurance policies that have a cash surrender value, against which we have taken out loans from the insurer. We have no current intention to repay the loans prior to maturity or cancellation, and the policies allow us to offset the loans against the proceeds received upon maturity or cancellation of the policies. Therefore, we offset the cash surrender values by the related loans. The gross amount of the cash surrender values was $19.4 million and $19.0 million at June 30, 2013 and December 31, 2012, respectively. The gross amount of the policy loans was $17.1 million and $17.4 million at June 30, 2013 and December 31, 2012, respectively. The net amounts of $2.3 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively, are included in our Condensed Consolidated Balance Sheets in Other assets, net.
Reclassifications and Corrections
Certain reclassifications and corrections have been made to prior periods to conform to the current presentation, as follows:

•
In the Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2012, we corrected the classification of $(0.9) million from accounts payable to accrued expenses within the changes in operating assets and liabilities section. Additionally, we reclassified $0.7 million that was previously included in other operating activities to other long-term liabilities.

•
In the Condensed Consolidated Statement of Operations for the three and six months ended July 1, 2012, we corrected approximately $1.6 million and $3.1 million of software revenue from service revenues to product revenues, respectively. Additionally, we corrected approximately $0.9 million and $1.6 million of the related cost of revenues from cost of service revenues to cost of product revenues, respectively.

•
Additionally, we reconstituted our segments and the corrections to service and product revenues noted above have also been reflected in the amounts presented in our segment reporting in Note 16, Segment Reporting.

Immaterial Restatement of Goodwill Impairment
As disclosed in the company's 2012 Form 10-K, the company had an immaterial restatement related to goodwill impairment which it corrected during the period ended December 31, 2012. During the preparation of our 2012 annual goodwill impairment analysis, a data entry error was identified related to our second quarter 2012 Step 2 goodwill impairment analysis related to our VHS reporting unit. Had this data entry error not occurred, the goodwill impairment charge reported in our second quarter 2012 report on Form 10-Q would have been greater by $5.3 million. Based on an analysis of quantitative and qualitative factors and the total

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

mix of available information, we believe this error is immaterial to our previously reported financial statements for prior periods. In addition, we had an out-of-period adjustment of $0.5 million reported in our third quarter 2012 report on Form 10-Q, arising from the goodwill impairment analysis of our VSC reporting unit which should have been recorded in the second quarter 2012. Both the $5.3 million and the $0.5 million adjustments were appropriately reflected in the year ended December 31, 2012 financial statements, including the unaudited quarterly financial information, and have been corrected in this quarterly report.
The table below summarizes the increase in our goodwill impairment charges relating to the corrections described above for the quarter and year-to-date periods ended July 1, 2012 (in thousands):

July 1, 2012
Increase (decrease) in goodwill impairment for the:
Quarter-to-date period	$5,780
Year-to-date period	$5,780
The following table presents financial statement line items of our Condensed Consolidated Statements of Operations as previously reported and as corrected for the goodwill impairment corrections discussed above:

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
The following table presents financial statement line items of our Condensed Consolidated Statements of Comprehensive Income (Loss) as previously reported and as corrected for the goodwill impairment adjustments discussed above:

(Unaudited; in thousands)	Three Months Ended		Six Months Ended
	July 1, 2012	July 1, 2012	July 1, 2012	July 1, 2012
	(as previously reported)	(as corrected)	(as previously reported)	(as corrected)
Net loss	$(37,522)	$(43,302)	$(279,612)	$(285,392)
Total comprehensive loss	$(45,179)	$(50,959)	$(285,876)	$(291,656)
The following table presents financial statement line items of our Condensed Consolidated Statements of Cash Flows as previously reported and as corrected. As described above, the impact from the goodwill impairment is a non-cash item, and accordingly, it does not impact the previously reported totals, including net cash used in operating activities and net change in cash and cash equivalents:

(Unaudited; in thousands)	Six Months Ended
	July 1, 2012	July 1, 2012
	(as previously reported)	(as corrected)
Net loss	$(279,612)	$(285,392)
Impairment of goodwill	$41,514	$47,294

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Honeywell International Inc. ("Honeywell") and Hawkeye Merger Sub Corp., a wholly owned subsidiary of Honeywell ("Merger Sub"). Intermec extended the termination date of the Merger Agreement from June 10, 2013 until October 10, 2013. Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec. For more information about the proposed Merger, see Part I, “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Q2 Form 10-Q.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Fair Value at June 30, 2013
Money market funds	$36,055	$—	$—	$36,055
Stock	258	—	—	258
Derivative instruments – assets	—	1,159	—	1,159
Total assets at fair value	$36,313	$1,159	$—	$37,472

	Level 1	Level 2	Level 3	Fair Value at June 30, 2013
Derivative instruments – liabilities	$—	$(1,589)	$—	$(1,589)
Total liabilities at fair value	$—	$(1,589)	$—	$(1,589)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
We had no transfers between Level 1 and Level 2 assets or liabilities at June 30, 2013 and December 31, 2012.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
All other nonfinancial assets and liabilities measured at fair values in the consolidated financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial, nonrecurring assets and liabilities included on our consolidated balance sheets include long-lived assets that are measured at fair value to test for and measure impairment, at least annually, or when necessary. No nonfinancial assets or liabilities were subject to fair value measurements at June 30, 2013 and December 31, 2012.
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and payroll and related expenses at June 30, 2013 and December 31, 2012 approximate their carrying values due to their short-term nature. The fair value of long-term debt at June 30, 2013 approximates its carrying value.
Note 3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable, gross	$113,875	$125,326
Less:
Allowance for sales returns	4,838	4,005
Allowance for doubtful accounts	2,123	2,674
Accounts receivable, net	$106,914	$118,647
Our allowance for sales returns includes estimated customer returns and other incentives that are recorded as a reduction of sales.
One customer, ScanSource, accounted for 15% and 23% of our accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$23,246	$32,983
Service parts	14,947	13,156
Work in process	365	19
Finished goods	59,669	64,010
Inventories	$98,227	$110,168
In addition to the inventories described above, we had long-term service parts inventories totaling $4.3 million and $3.9 million at June 30, 2013 and December 31, 2012, respectively, which are included in our Condensed Consolidated Balance Sheets in Other assets, net.
Note 5. Derivative Instruments

Due to our global operations, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our treasury policies provide for risk mitigation of the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts. Our policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation. We enter into foreign exchange forward contracts primarily to economically hedge the impact of fluctuations of foreign exchange arising from intercompany inventory sales made to our subsidiaries that are denominated primarily in Euros or British Pounds, customer receivables of our foreign subsidiaries denominated primarily in U.S. Dollars and Euros and intercompany loans denominated in Euros, Swedish Krona, Norwegian Kroner, Danish Krone and Canadian Dollars. Our foreign exchange forward contracts are not designated as hedging instruments for accounting purposes; accordingly, we record these contracts at fair value on our Condensed Consolidated Balance Sheets, with changes in fair value recognized in earnings in the period of the change. The aggregate notional amounts of the forward contracts we held for foreign currencies were $123.3 million as of June 30, 2013. Principal currencies we economically hedged include the Euro, British Pound, Brazilian Real, Canadian Dollar, Mexican Peso, Singapore Dollar, Swedish Krona, Norwegian Kroner, Danish Krone and Chinese Renminbi. These contracts do not contain any credit-risk-related contingent features.
We attempt to manage the counterparty risk associated with these foreign exchange forward contracts by limiting transactions to counterparties with which we have an established banking relationship. In addition, these contracts generally settle in approximately 30 days. See Note 2, Fair Value Measurements, for information on the fair value of these contracts.

The net loss resulting from these contracts recorded in selling, general and administrative expense was $1.4 million and $3.9 million for the three and six months ended June 30, 2013 and $2.4 million and $1.5 million for the three and six months ended July 1, 2012, respectively.
We recorded a net liability related to these contracts in accounts payable and accrued expenses of $0.4 million at June 30, 2013 and a net asset of $0.7 million to other current assets at July 1, 2012.
Note 6. Goodwill
We assigned goodwill to our reporting units based on the expected benefit from the synergies arising from each business combination. We have three reportable segments: Intermec-branded products, Intermec-branded services, and Voice solutions. Intermec-branded services and Voice solutions each comprise two reporting units. Intermec-branded services are divided into: Core Service and Integrated Global Services (“IGS”). The Voice solutions segment includes our Vocollect Supply Chain (“VSC”) and Vocollect Healthcare Solutions (“VHS”) reporting units.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table reflects the goodwill balances allocated to each reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	Intermec-branded services	Voice solutions	Total
Goodwill balances at December 31, 2012
Goodwill before impairment	$3,348	$140,162	$143,510
Accumulated impairment losses	(3,348)	(47,809)	(51,157)
Goodwill, net	—	92,353	92,353

Goodwill balances at June 30, 2013
Goodwill before impairment	3,348	140,162	143,510
Accumulated impairment losses	(3,348)	(47,809)	(51,157)
Goodwill, net	$—	$92,353	$92,353
During 2012, we recorded total goodwill impairment charges of $51.2 million, of which $41.2 million was associated with our VSC reporting unit, which is included in our Voice solutions reportable segment. The amount related to VSC was recorded in the first and second quarters of 2012 due to a goodwill trigger event that occurred during the three months ended April 1, 2012, which is described in detail below. The remaining goodwill impairment charges of approximately $6.6 million and $3.3 million recorded during 2012 related to goodwill triggering events that occurred subsequent to April 1, 2012, and related to our VHS reporting unit, which are also included in our Voice solutions reportable segment, and our IGS reporting unit, which is included in our Intermec-branded services reportable segment, respectively.
As a result of a significant decline in our stock price due to the performance of our business operations at the end of April 1, 2012, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of April 1, 2012, and recorded a goodwill impairment charge of $32.4 million and $47.3 million for the three and six months ended July 1, 2012, respectively.
Thus far during 2013, operating results of our VSC reporting unit were less than the forecast. Consequently, we prepared a Step 1 goodwill impairment analysis to determine the fair value of our VSC reporting unit. After performing our Step 1 analysis, we determined that the fair value of our VSC reporting unit exceeds the carrying value. Therefore, there is no indication of goodwill impairment of our VSC reporting unit for the second quarter of 2013.
Note 7: Property, Plant and Equipment
Property, plant and equipment were as follows (in thousands):

			Useful Lives (in years)
	June 30, 2013	December 31, 2012
Land	$4,024	$4,024
Buildings and improvements	8,430	9,654	21-30
Machinery and equipment	105,165	103,064	2-10
Computer equipment and software	73,150	72,664	3-5
Total property, plant and equipment, at cost	190,769	189,406
Less: accumulated depreciation	(150,895)	(145,079)
Total property, plant and equipment, net	$39,874	$44,327
Approximately $0.3 million net book value of fixed assets are held-for-sale. In the first quarter of 2013, we moved our Cedar Rapids operation to a new facility. The assets held-for-sale are related to the exit of our old Cedar Rapids facility. We anticipate that the assets will be sold during the third quarter of 2013.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8. Intangibles
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$24,964	$15,236	7 years
In-process research and development	1,900	386	1,514	8 years
Customer relationships	17,600	5,054	12,546	9 years
Trademarks	5,200	1,191	4,009	10 years
Lease agreements	2,600	1,033	1,567	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	32,628	34,872
Other intangibles	14,773	11,415	3,358	5 years
Total	$82,273	$44,043	$38,230
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$40,200	$21,312	$18,888	7 years
In-process research and development	1,900	267	1,633	8 years
Customer relationships	17,600	3,225	14,375	9 years
Trademarks	5,200	818	4,382	10 years
Lease agreements	2,600	902	1,698	5 years
Total acquired intangible assets from Vocollect acquisition:	67,500	26,524	40,976
Other intangibles	14,605	10,839	3,766	5 years
Total	$82,105	$37,363	$44,742
Total amortization expense on intangibles for the three and six months ended June 30, 2013 was $3.4 million and $6.7 million respectively, and $4.7 million and $9.4 million, for the three and six months ended July 1, 2012, respectively.
Estimated future amortization expense for intangible assets through 2017 is as follows (in thousands):

Year	Amount
Remainder of 2013	$6,713
2014	11,814
2015	8,157
2016	4,897
2017	2,955
Note 9. Revolving Credit Facility
We have a $100 million secured revolving credit facility with Wells Fargo Bank, National Association (the "Bank") that matures on December 31, 2014 (the "Revolving Facility"), and which we use for general corporate purposes. We were in compliance with the financial and non-financial covenants of the revolving credit facility as of June 30, 2013.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Revolving Facility was most recently amended on August 5, 2013, when we entered into the Seventh Amendment to Amended and Restated Credit Agreement with the Bank.
Our remaining borrowing capacity under the Revolving Facility considers our outstanding borrowings and letters of credit, as well as financial covenant requirements. At June 30, 2013, under the Revolving Facility, we had outstanding borrowings of $65.0 million and letters of credit of $3.1 million. After considering these outstanding borrowings and letters of credit, and the impact of financial covenant requirements, at June 30, 2013 we had a total remaining borrowing capacity under the Revolving Facility of $30.5 million. Under the Revolving Facility, we made repayments of $15.0 million, offset by borrowings of $15.0 million for the three and six months ended June 30, 2013.
The amount outstanding under the Revolving Facility bears interest at a variable rate equal to, at our option, either (i) LIBOR plus the applicable margin, which ranges from 1.25% to 1.75%, or (ii) the higher of (a) the Bank's prime rate or (b) the federal funds effective rate plus 100 basis points plus the applicable margin, which ranges from 0.25% to 0.75%. For the three and six months ended June 30, 2013, the weighted average interest rate on borrowed funds under the Revolving Facility was 1.75% and 1.80%, respectively.
We also pay a quarterly unused commitment fee on the unused portion of the Revolving Facility of between 0.15% and 0.25%, and fees of between 1.25% and 1.75% on outstanding letters of credit, both of which are based on the level of debt leverage under the Revolving Facility.
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
Note 10. Pension and Other Postretirement Benefits Liabilities
The components of net pension and postretirement periodic benefit cost (income) for the three and six months ended June 30, 2013 and July 1, 2012, were as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans		Total
Three Months Ended:	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest cost	$2,962	$2,983	$454	$495	$22	$34	$3,438	$3,512
Expected return on plan assets	(2,588)	(2,592)	(468)	(532)	—	—	(3,056)	(3,124)
Amortization and deferrals:
Transition asset	—	—	(26)	(34)	—	—	(26)	(34)
Actuarial loss	1,112	888	305	163	(22)	—	1,395	1,051
Prior service cost	—	—	—	—	(39)	(41)	(39)	(41)
Other	—	—	154	—	—	—	154	—
Net pension and postretirement periodic benefit cost (income)	$1,486	$1,279	$419	$92	$(39)	$(7)	$1,866	$1,364

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Other Postretirement Benefit Plans		Total
Six Months Ended:	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest cost	$5,923	$5,965	$912	$994	$44	$69	$6,879	$7,028
Expected return on plan assets	(5,176)	(5,183)	(940)	(1,069)	—	—	(6,116)	(6,252)
Amortization and deferrals:	—	—	—	—	—	—	—	—
Transition asset	—	—	(52)	(68)	—	—	(52)	(68)
Actuarial loss	2,224	1,776	614	328	(43)	—	2,795	2,104
Prior service cost	—	—	—	—	(79)	(83)	(79)	(83)
Other	12	—	171	—	—	—	183	—
Net pension and postretirement periodic benefit cost (income)	$2,983	$2,558	$705	$185	$(78)	$(14)	$3,610	$2,729
Our pension and other postretirement benefit plan contributions for the three and six months ended June 30, 2013, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
U.S. defined benefit postretirement benefit plans	$1,079	$2,127
Matching contributions to 401(k) plan	1,032	2,069
Foreign pension plans	921	1,886
Total	$3,032	$6,082
Benefits paid pertaining to our other postretirement benefit plans were not material for the three and six months ended June 30, 2013.
We expect to contribute an additional $5.7 million to these plans during the remainder of 2013, including $2.1 million of benefit payments for our unfunded U.S. defined benefit plans, $2.0 million in matching contributions to our 401(k) plan, and $1.6 million in contributions to our foreign pension plans. We do not expect to make any additional contributions to our funded U.S. pension plan during the remainder of 2013.
Note 11. Litigation, Commitments and Contingencies
Product Warranties
The following table summarizes the warranty liability activity for the six-month period ended June 30, 2013 and the year ended December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Beginning balance	$7,136	$4,853
Payments or parts usage	(4,295)	(5,722)
Additional provision	3,130	8,005
Ending balance	$5,971	$7,136

Warranty liability balances are recorded in Current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.
Guarantees and Indemnifications
We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines. These clauses require us to compensate these third parties for certain liabilities and damages that may be incurred by them. Fair value of guarantees is required to be recorded as a liability. We do not believe that we have any significant exposure related to such guarantees and therefore have not recorded a

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

liability as of June 30, 2013 or December 31, 2012. We have not made any significant indemnification payments as a result of these clauses.
At June 30, 2013, we had letter-of-credit reimbursement agreements totaling $4.7 million, compared to $3.8 million at December 31, 2012. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Commitments
During the third quarter of 2012, we shipped products with a total selling price of $9.4 million to a third-party financing company that entered into a three-year operating lease with an end-user customer. We received an up-front payment of $3.9 million and expect to collect payments for the remaining purchase price during 2013 and 2014, contingent on the end user's completion of payments to the third-party financing company. Due to the substantial risks of ownership retained in the assets, we have recognized a financing lease obligation related to the up-front payment. We will recognize operating lease revenue ratably over the three-year lease term. When we no longer retain substantial risks of ownership, we will recognize the remaining payments and profit into income, and will fully depreciate the net book value of the assets sold, which we expect to occur in August 2014. The financing element of the transaction is recorded as interest expense. At June 30, 2013, the carrying amount of the related assets totaled $4.5 million and is recorded within Property, plant and equipment, net on the Condensed Consolidated Balance Sheets. The assets are depreciated using the straight-line method over their useful lives.
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
We had capitalized legal costs incurred in litigation concerning our patents of $7.5 million as of June 30, 2013 and $7.5 million as of December 31, 2012. All of these amounts relate to the case Alien Technologies Corporation v. Intermec, Inc., et al., Civil Action No. 3:6-cv-51, United States District Court for the District of North Dakota, Southeastern Division.
Capitalized litigation costs are recorded in Other assets, net on our Condensed Consolidated Balance Sheets. For more information about the accounting treatment of capitalized patent legal fees, refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12. Shareholders' Equity
Accumulated Other Comprehensive Loss
At June 30, 2013 and December 31, 2012, accumulated other comprehensive loss comprised the following (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments	$(7,127)	$(2,804)
Unrealized loss on investments	(99)	(141)
Unamortized benefit plan costs	(87,106)	(83,999)
Accumulated other comprehensive loss	$(94,332)	$(86,944)
Other Comprehensive Loss
Total other comprehensive loss is reflected as a net decrease to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax provision, and net-of-tax amount related to each component of other comprehensive loss during the reporting periods were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Before-tax amount:
Foreign currency translation adjustments	$(2,043)	$(5,525)	$(4,323)	$(2,014)
Unrealized gain (loss) on investments	24	(9)	62	(9)
Net pension plan adjustments	(1,213)	(2,119)	(3,107)	(4,237)
Total other comprehensive loss, before tax	(3,232)	(7,653)	(7,368)	(6,260)

Tax provision:
Foreign currency translation adjustments	—	—	—	—
Unrealized loss on investments	(8)	(4)	(20)	(4)
Net pension plan adjustments	—	—	—	—
Total other comprehensive loss, tax provision	(8)	(4)	(20)	(4)

Net-of-tax amount:
Foreign currency translation adjustments	(2,043)	(5,525)	(4,323)	(2,014)
Unrealized gain (loss) on investments	16	(13)	42	(13)
Net pension plan adjustments	(1,213)	(2,119)	(3,107)	(4,237)
Total other comprehensive loss, net of tax	$(3,240)	$(7,657)	$(7,388)	$(6,264)

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts Reclassified Out of Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2013 and July 1, 2012, the following amounts, by component, were reclassified out of accumulated other comprehensive loss (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Components of Accumulated Other Comprehensive Loss	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Amortization of benefit plan costs:
Transition asset (a)	$(26)	$(34)	$(52)	$(68)
Actuarial loss (a)	1,395	1,051	2,795	2,104
Prior service cost (a)	(39)	(41)	(79)	(83)
Total before tax	1,330	976	2,664	1,953
Tax (expense) benefit (b)	—	—	—	—
Net of tax	$1,330	$976	$2,664	$1,953
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note 9, Pension and Other Postretirement Benefits, for additional details), which is included in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.
(b) For three and six months ended June 30, 2013 and July 1, 2012, we have a full valuation allowance recorded against our deferred tax assets. Accordingly, we do not incur any tax expense or realize any tax benefits related to our pension plan activity.
Note 13. Stock-Based Compensation
A summary of stock-based compensation expense related to director and employee stock options, Restricted Stock Units (“RSU”), Performance Stock Units (“PSU”), and Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2013 and July 1, 2012 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	$63	$63	$126	$126
Selling, general and administrative	1,512	421	3,417	2,999
Total	$1,575	$484	$3,543	$3,125
During the three and six months ended June 30, 2013, we did not grant any new stock-based compensation awards consistent with the Merger Agreement.
Stock compensation expense for the three and six months ended July 1, 2012 reflected plan forfeitures including those related to the departure of our former CEO.
Note 14. Provision for Income Taxes
We recorded a tax provision for the quarter ended June 30, 2013 of $1.5 million on foreign earnings and no tax benefit for the United States, Singapore and Japan. We currently record valuation allowances due to losses in those jurisdictions that offset any tax benefit.
Under GAAP, a valuation allowance against our deferred tax assets is appropriate if based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. The tax provision for the three months ended June 30, 2013 included a net $0.1 million non-cash charge made to record a valuation allowance against our U.S. deferred tax assets. There was a similar non-cash charge made in the first quarter of 2013 in the amount of $0.1 million.
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
Note 15. Loss Per Share
Basic loss per share is calculated using the weighted-average number of common shares outstanding during the applicable period. Diluted loss per share is calculated using basic weighted-average shares outstanding plus the dilutive effect of potential common shares from unvested restricted stock and outstanding stock options using the “treasury stock” method.
Due to our net losses for the three and six months ended June 30, 2013 and July 1, 2012, the impact of the potential common shares, as described above, had an anti-dilutive effect and therefore was excluded from the computation of diluted loss per share. As a result, diluted loss per share for these periods was calculated identically to basic loss per share.
Our employees and directors held 3,069,985 and 3,052,747 stock options that were anti-dilutive to earnings per share for the three and six months ended June 30, 2013, respectively, and 3,950,272 and 3,844,272 stock options for the three and six months ended July 1, 2012, respectively. These options may become dilutive to earnings per share in the future when net earnings are reported and if the average market price of our common stock exceeds the exercise price of the outstanding options.
Note 16. Segment Reporting
Revenues and gross profit by operating segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
Intermec-branded products	$129,980	$137,245	$270,129	$256,123
Intermec-branded services	32,174	33,120	65,158	66,524
Voice solutions	29,987	30,586	56,244	57,982
Total	$192,141	$200,951	$391,531	$380,629
Gross profit:
Intermec-branded products	$46,070	$48,028	$93,282	$85,648
Intermec-branded services	11,989	13,557	24,602	26,531
Voice solutions	19,403	17,612	35,745	32,943
Total	$77,462	$79,197	$153,629	$145,122
Revenues by product lines were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Intermec-branded products:
Systems and solutions	$85,947	$96,924	$186,698	$178,730
Printer and media	44,033	40,321	83,431	77,393
Intermec-branded services	32,174	33,120	65,158	66,524
Voice solutions	29,987	30,586	56,244	57,982
Total	$192,141	$200,951	$391,531	$380,629

INTERMEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenues by region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

North America	$95,985	$101,165	$192,699	$192,835
Europe, Middle East and Africa (EMEA)	62,607	55,920	134,922	110,505
Latin America and Mexico (LATAM)	21,476	26,636	42,515	46,499
Asia Pacific (ASIAPAC)	12,073	17,230	21,395	30,790
Total	$192,141	$200,951	$391,531	$380,629
One customer, ScanSource, represented approximately 20% and 19% of total Company revenues for the three and six months ended June 30, 2013 and July 1, 2012, respectively. Revenues from this customer are reported within each of our segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS; SAFE HARBOR
Statements made in this filing and any related statements that express Intermec's or our management's intentions, hopes, indications, beliefs, expectations, guidance, estimates, forecasts or predictions of the future constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, and relate to matters that are not historical facts. They include, without limitation, statements regarding: the proposed acquisition of Intermec by Honeywell International Inc., the receipt of regulatory approval for the potential merger transaction, the effect of the proposed merger transaction on our business, operations and personnel, and the anticipated timing of the closing of the proposed merger transaction, if at all; our view of general economic and market conditions; our revenue, expense, earnings, tax attributes or financial information for the second half of 2013 and any other periods; our ability to develop, produce, market or sell our products, either directly or through third parties, to reduce or control expenses, to improve efficiency, to realign resources, to successfully integrate acquired companies, or to continue operational improvement and year-over-year or sequential growth; our impairment analysis for goodwill and long-lived assets, and our deferred tax valuation allowances; our evaluation of internal controls over financial reporting; and the applicability and results of accounting policies used in our financial reporting and the necessity to update information in our periodic or other required reports. They also include, without limitation, statements about future financial and operating results of our Company after the acquisition of other businesses and the benefits of such acquisitions. When used in this document and in documents it refers to, the words “anticipate,” “believe,” “will,” “intend,” “project” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements but we expressly disclaim any obligation to do so, even if our beliefs and expectations change.
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
Merger Agreement with Honeywell
On December 9, 2012, Intermec, Inc. (“us”, “we”, “our”, or the "Company") entered into an Agreement and Plan of Merger with Honeywell International Inc. (“Honeywell”) and Hawkeye Merger Sub Corp. (“Merger Sub”). Intermec extended the termination date of the Merger Agreement from June 10, 2013 until October 10, 2013. Under the Merger Agreement, Merger Sub will merge with and into Intermec, with Intermec continuing as the surviving corporation and a wholly owned subsidiary of Honeywell (the “Merger”). After completion of the Merger, Honeywell will own 100% of Intermec's outstanding stock, and current stockholders will no longer have any interest in Intermec.
The closing of the Merger is subject to customary closing conditions. One condition is receiving the required approval of the Company's stockholders. As previously reported, the Company's stockholders approved the adoption of the Merger Agreement at the Special Meeting of Stockholders held on March 19, 2013.
Another condition of closing of the Merger is the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable waiting period or approvals under the competition, antitrust or similar laws of certain foreign jurisdictions. Intermec and Honeywell are cooperating closely to meet the requirements of the U.S. Federal Trade Commission (“FTC”).
The European Commission (“EC”) announced on June 14, 2013 that it had cleared the transaction under EU Merger Regulations and that the EC had found that the transaction would not raise competition concerns. The transaction is expected to close in the third quarter of 2013, subject to approval of the FTC.
For information about Merger Related Litigation, refer to Part II, “Item 1. Legal Proceedings” of this Q2 Form 10-Q. The Merger Agreement and related materials can be found in the Company's SEC filings at www.sec.gov.

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
We believe our results reflect a very gradual and uneven global economic recovery, characterized by continuing weakness in many markets. Soft market conditions have resulted in continued sharp competition, varying with region and segment. We also have been monitoring and considering the impact, including uncertainties, of the pending Merger on our business, operations and personnel. We anticipate that we will continue to incur expenses related to the pending Merger until it is completed.
For the three months ended June 30, 2013 ("Q2 2013"), total revenue decreased by 4.5%, or $9.0 million, compared to the three months ended July 1, 2012 ("Q2 2012"). For the six months ended June 30, 2013, total revenue increased by $10.9 million, or 2.9%, compared to the six months ended July 1, 2012. Unfavorable movement in foreign currency rates reduced total revenue by $5.0 million in Q2 2013. Also during first quarter of 2013 ("Q1 2013"), we completed a large enterprise deal, which accounted for the majority of the increase, and which specifically benefited revenues in our Europe, Middle East and Africa (“EMEA”) region. We believe there is general market recovery in EMEA compared to a weak prior-year quarter. However, the increases in EMEA in the first six months were offset by more significant declines in Asia Pacific ("ASIAPAC") and Latin America and Mexico ("LATAM"). LATAM had fewer enterprise deals in Q2 2013 which compares unfavorably to a strong Q2 2012. The decline in ASIAPAC was primarily due to market weakness and management turnover incurred in Q1 2013, which continued to have a negative impact on Q2 2013. Voice solutions revenues decreased by $0.7 million and $1.8 million for the three and six months ended June 30, 2013. We believe the decline reflects our health care customers allocating a greater portion of their investment dollars to solutions that respond to the Patient Protection and Affordable Care Act, and the delayed timing of customer investments in voice in North America.
Total gross margin dollars in Q2 2013 were down year-over-year, which was consistent with the decline of sales volume. However, gross margin yields were stronger due to an improved margin yield in the Voice solutions and Intermec-branded products segments.
Operating expenses in Q2 2013 increased a net $1.8 million in the R&D and SG&A categories compared with the prior-year period. The Company's restructuring activities from 2012 delivered savings, but these were offset by increased investments in research and development programs in both our Voice solutions and Intermec-branded products segments, and selling, general and administrative expenses including sales investments, a partner sales event, and legal costs related to the Merger Agreement and other legal matters.
Our net loss was $9.6 million and $23.1 million for the three and six months ended June 30, 2013, respectively, an improvement from a net loss of $43.3 million and $285.4 million for the three and six months ended July 1, 2012. We had goodwill impairment charges of $14.9 million and $32.4 million for the first and second quarter of 2012, respectively. We had no charges related to impairment of goodwill in 2013. In the first quarter of 2012, we had a $206.9 million non-cash charge made to record a valuation allowance against our U.S. deferred tax assets compared to $0.1 million in the first and second quarters of 2013.
For the six months ended June 30, 2013, operating cash flows provided $19.0 million, compared with net cash used in operating activities of $26.8 million for the six months ended July 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following compares our results of operations and percentages of revenues for the three and six months ended June 30, 2013 and July 1, 2012 (in millions, except for per share data):

	Three Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues
Revenues	$192.1		$201.0
Costs and expenses:
Cost of revenues	114.7	59.7%	121.8	60.6%
Research and development, net	22.2	11.5%	20.4	10.1%
Selling, general and administrative	62.4	32.5%	61.4	30.5%
Gain on sale of assets	—	—%	(1.3)	(0.6)%
Restructuring charges	—	—%	5.6	2.8%
Impairment of goodwill	—	—%	32.4	16.1%
Total costs and expenses	199.3	103.7%	240.3	119.6%

Operating loss	(7.2)	(3.7)%	(39.3)	(19.6)%
Interest expense, net	(0.5)	(0.3)%	(0.8)	(0.4)%
Loss before income taxes	(7.7)	(4.0)%	(40.1)	(20.0)%
Income tax expense	1.9	1.0%	3.2	1.5%
Net loss	$(9.6)	(5.0)%	$(43.3)	(21.5)%

Loss per share:
Basic	$(0.16)		$(0.72)
Diluted	$(0.16)		$(0.72)

	Six Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues
Revenues	$391.5		$380.6
Costs and expenses:
Cost of revenues	237.9	60.8%	235.6	61.9%
Research and development, net	43.2	11.0%	40.4	10.6%
Selling, general and administrative	129.1	33.0%	127.4	33.6%
Gain on sale of assets	—	—%	(2.7)	(0.7)%
Restructuring charges	0.1	—%	5.6	1.5%
Impairment of goodwill	—	—%	47.3	12.4%
Total costs and expenses	410.3	104.8%	453.6	119.2%

Operating loss	(18.8)	(4.8)%	(73.0)	(19.2)%
Interest expense, net	(1.3)	(0.3)%	(1.4)	(0.4)%
Loss before income taxes	(20.0)	(5.1)%	(74.4)	(19.5)%
Income tax expense	3.1	0.8%	211.0	55.5%
Net loss	$(23.1)	(5.9)%	$(285.4)	(75.0)%

Loss per share:
Basic	$(0.38)		$(4.75)
Diluted	$(0.38)		$(4.75)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Revenues (in millions)
Total revenues for Q2 2013 decreased $9.0 million, or 4.5%, compared to Q2 2012. Unfavorable movement in foreign currency rates reduced total revenue by $5.0 million, or 2.5% in the quarter.
The following tables provide revenues, revenues as a percentage of total revenues, and changes in revenues, by product lines and region for the three months ended June 30, 2013 and July 1, 2012 (in millions):

	Three Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by product lines:
Intermec-branded products:
Systems and solutions	$85.9	44.7%	$96.9	48.2%	$(11.0)	(11.4)%
Printer and media	44.0	22.9%	40.3	20.1%	3.7	9.2%
Intermec-branded services	32.2	16.8%	33.2	16.5%	(1.0)	(3.0)%
Voice solutions	29.9	15.6%	30.6	15.2%	(0.7)	(2.3)%
Total revenues	$192.0	100.0%	$201.0	100.0%	$(9.0)	(4.5)%

	Three Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by region:
North America	$96.0	50.0%	$101.2	50.3%	$(5.2)	(5.1)%
Europe, Middle East and Africa (EMEA)	62.6	32.6%	55.9	27.8%	6.7	12.0%
Latin America and Mexico (LATAM)	21.4	11.1%	26.7	13.3%	(5.3)	(19.9)%
Asia Pacific (ASIAPAC)	12.0	6.3%	17.2	8.6%	(5.2)	(30.2)%
Total revenues	$192.0	100.0%	$201.0	100.0%	$(9.0)	(4.5)%
The following discusses our revenues by operating segments for Q2 2013 as compared to Q2 2012:

•
Intermec-branded products revenues of $129.9 million were down $7.3 million, or 5.3%. The decrease was driven primarily by decreases in LATAM and ASIAPAC, which totaled $11.6 million, and in North America of $2.7 million, which were partially offset by an increase of $7.0 million in EMEA.

•	Intermec-branded services revenues of $32.2 million were down $1.0 million, or 3.0%. The decrease was primarily due to lower life cycle services revenues in our managed services business.

•
Voice solutions revenues of $29.9 million decreased $0.7 million, or 2.3%. We believe the decline reflects our health care customers allocating a greater portion of their investment dollars to solutions that respond to the Patient Protection and Affordable Care Act, and the timing of customer investments in voice in North America.

The following discusses our revenues by geographic region for Q2 2013 as compared to Q2 2012:

•	North America revenues decreased primarily due to market softness, and included decreases of $2.7 million in Systems and solutions, $1.5 million in Service and $1.1 million in Voice solutions.

•
EMEA revenues increased $6.7 million, or 12.0%, primarily due to modest market recovery in the region, including increases in Intermec-branded products of $2.6 million in Systems and solutions, $4.4 million in Printer and media, and in Intermec-branded services of $0.6 million. These increases were partially offset by a decline of $0.9 million in Voice solutions revenue in EMEA. Foreign currency conversion rates unfavorably impacted EMEA revenue by $4.6 million versus the prior-year quarter.

•
LATAM revenues decreased $5.3 million, or 19.9%, primarily due to the timing of enterprise deals. The prior year quarter included a number of large enterprise deals for which there were fewer comparable deals in Q2 2013.

•
ASIAPAC revenues decreased $5.2 million, or 30.2%, versus the prior year. Regional results were negatively affected by soft macro-economic conditions and senior management turnover in our sales organization in the region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide revenues, revenues as a percentage of total revenues, and changes in revenues, by product lines and region for the six months ended June 30, 2013 and July 1, 2012 (in millions). Unfavorable movement in foreign currency rates reduced total revenue for the six month period by $2.1 million, or 0.6%.

	Six Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by product lines:
Intermec-branded products:
Systems and solutions	$186.7	47.7%	$178.7	47.0%	$8.0	4.5%
Printer and media	83.4	21.3%	77.4	20.3%	6.0	7.8%
Intermec-branded services	65.2	16.6%	66.5	17.5%	(1.3)	(2.0)%
Voice solutions	56.2	14.4%	58.0	15.2%	(1.8)	(3.1)%
Total revenues	$391.5	100.0%	$380.6	100.0%	$10.9	2.9%

	Six Months Ended
	June 30, 2013	Percent of Revenues	July 1, 2012	Percent of Revenues	Change	Percentage Change
Revenues by region:
North America	$192.7	49.2%	$192.8	50.7%	$(0.1)	(0.1)%
Europe, Middle East and Africa (EMEA)	134.9	34.5%	110.5	29.0%	24.4	22.1%
Latin America and Mexico (LATAM)	42.5	10.9%	46.5	12.2%	(4.0)	(8.6)%
Asia Pacific (ASIAPAC)	21.4	5.4%	30.8	8.1%	(9.4)	(30.5)%
Total revenues	$391.5	100.0%	$380.6	100.0%	$10.9	2.9%
The following discusses our revenues by operating segment for six months ended Q2 2013 as compared to Q2 2012:

•
Intermec-branded products revenues of $270.1 million grew by $14.0 million, or 5.5%. The increase was driven primarily by a large enterprise deal of approximately $13.7 million in EMEA in Q1 2013, with no comparable deal in the first half of the prior year.

•	Intermec-branded services revenues of $65.2 million were down slightly by $1.3 million, or 2.0%. The decrease was primarily due to lower life cycle service revenues in our managed services business.

•
Voice solutions revenues of $56.2 million decreased $1.8 million, or 3.1%, which was primarily due to our health care customers allocating a greater portion of their investment dollars to solutions that respond to the Patient Protection and Affordable Care Act, and timing of customer investments in voice in North America.

The following discusses our revenues by geographic region for the six months ended Q2 2013 as compared to Q2 2012:

•	North America revenues were $192.7 million for the six months ended June 30, 2013, flat compared to $192.8 million for the six months ended July 1, 2012.

•
EMEA revenues increased $24.4 million, or 22.1%, primarily due to stronger sales in Systems and solutions, which increased $17.6 million. Printer and media revenue increased $6.2 million. We completed a large enterprise deal in Q1 2013 with no comparably sized deals in the prior year. We also believe that there is a modest general market recovery in the region.

•
LATAM revenues decreased $4.0 million, or 8.6%, including decreases of $6.4 million in Systems and solutions, partially offset by an increase of $2.3 million in Printer and media. The decreases are primarily due to the timing of enterprise deals. There were multiple large enterprise deals in the first six months of 2012 with fewer comparable deals in the first half of 2013.

•	ASIAPAC revenues decreased $9.4 million, or 30.5%, primarily in Intermec-branded products and due to the soft macro economic situation and management turnover.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Gross Margin
Gross profit and gross margin by operating segments for the three and six months ended June 30, 2013 and July 1, 2012, were as follows (in millions):

	Three Months Ended
	June 30, 2013		July 1, 2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$46.1	35.5%	$48.0	35.0%
Intermec-branded services	12.0	37.3%	13.6	41.1%
Voice solutions	19.4	64.7%	17.6	57.6%
Total	$77.5	40.3%	$79.1	39.4%

	Six Months Ended
	June 30, 2013		July 1, 2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Intermec-branded products	$93.3	34.5%	$85.7	33.5%
Intermec-branded services	24.6	37.8%	26.5	39.8%
Voice solutions	35.7	63.5%	32.9	56.8%
Total	$153.6	39.2%	$145.1	38.1%
Total gross profit for the three and six months ended June 30, 2013, decreased $1.6 million and increased $8.5 million, respectively, as compared to the corresponding prior-year period. An analysis of changes by operating segment follows:

•
Intermec-branded products gross profit for the three and six months ended June 30, 2013 decreased $1.9 million and increased by $7.6 million, respectively, as compared to the corresponding prior-year period. For the three month period, the gross profit was negatively impacted by the decline in sales volume. For the six month period, the increase of gross profit was primarily due to a large enterprise deal which contributed revenue of approximately $13.7 million in Q1 2013. The total profit margin percentage was improved in both the three-month and six-month periods primarily due to a favorable sales mix of Printer and media products.

•
Intermec-branded services gross profit decreased $1.6 million and $1.9 million for the three and six months ended June 30, 2013, respectively, primarily due to lower volume across our lifecycle services business.

•
Voice solutions gross profit increased $1.8 million and $2.8 million for the three and six months ended June 30, 2013, respectively. The principal reason for the improvement was a decrease in amortization expense. Amortization expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2013, respectively, and $4.1 million and $8.2 million for the three and six months ended July 1, 2012, respectively. The Voice solutions segment also experienced a stronger mix of higher margin voice services related revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses and Interest Expense, Net
Operating expenses and interest expense, net, for the three and six months ended June 30, 2013 and July 1, 2012, were as follows (in millions):

	Three Months Ended
	June 30, 2013	July 1, 2012	Change
Research and development, net	$22.2	$20.4	$1.8
Selling, general and administrative	62.4	61.4	1.0
Gain on sale of assets	—	(1.3)	1.3
Restructuring costs	—	5.6	(5.6)
Impairment of goodwill	—	32.4	(32.4)
Interest expense, net	0.5	0.8	(0.3)

	Six Months Ended
	June 30, 2013	July 1, 2012	Change
Research and development, net	$43.2	$40.4	$2.8
Selling, general and administrative	129.1	127.4	1.7
Gain on sale of assets	—	(2.7)	2.7
Restructuring costs	0.1	5.6	(5.5)
Impairment of goodwill	—	47.3	(47.3)
Interest expense, net	1.3	1.4	(0.1)
Research and Development Expenses, net - Total research and development expenses, net, increased by $1.8 million and $2.8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior-year period. The increase was primarily due to increases in project spending partially offset by decreases in salary/benefit expense.
Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses increased by $1.0 million and $1.7 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior-year period. The slight increase in SG&A expenses was primarily attributable to the increase of sales expenses, merger-related transaction costs, stock compensation expense and legal fees, offset by decreases in administrative costs and IT related depreciation and salary expenses.
Restructuring Costs - 2012 restructuring program was completed in Q1 2013. There were no restructuring expenses for Q2 2013.
Impairment of Goodwill - In Q2 2012, we recorded goodwill impairment charges of $32.4 million related to our Vocollect Supply Chain reporting unit. There was a similar goodwill impairment charge of $14.9 million made in the first quarter of 2012. See Note 6, Goodwill, to the Consolidated Financial Statements for further discussion. We had no charges related to impairment of goodwill during the first six months of 2013.
Interest Expense, Net - Net interest expense was $0.5 million and $1.3 million for the three and six months ended June 30, 2013, respectively. The slight decrease in interest expense compared to the corresponding prior-year period was primarily due to using excess cash to pay down a portion of our Revolving Credit Facility within the months of the quarters of 2013. Interest in both years relates to borrowings under our Revolving Credit Facility, discussed further in the Liquidity and Capital Resources section within this Item.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense, Net (in millions)
Income tax expense, net, for the three and six months ended June 30, 2013 and July 1, 2012 was as follows (in millions):

	Three Months Ended
	June 30, 2013	July 1, 2012	Change
Income tax expense	$1.9	$3.2	$(1.3)

	Six Months Ended
	June 30, 2013	July 1, 2012	Change
Income tax expense	$3.1	$211.0	$(207.9)

We recorded a tax provision for the quarter ended March 31, 2013 of $1.5 million on foreign earnings and no tax benefit for the United States, Singapore and Japan due to losses in those jurisdictions. We currently record valuation allowances in those jurisdictions that offset any tax benefit.
Under GAAP, a valuation allowance against our deferred tax assets is appropriate if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that the value of such assets will not be realized in the future. The valuation of deferred tax assets requires judgment in assessing a number of factors, including the likely future tax consequences of events we expect to recognize in our financial statements and tax returns, as well as our historical performance. The tax provision for the six months ended July 1, 2012 included a net of $206.9 million non-cash charge made to record a valuation allowance against our U.S. deferred tax assets. There was a similar non-cash charge made in the first quarter and second quarter of 2013 in the amount of $0.1 million.
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
For the jurisdictions where we did not record a valuation allowance, our tax provision includes an estimated annual effective tax rate from continuing operations of approximately 31.8%. Our effective tax rate from continuing operations in those jurisdictions is lower than the U.S. statutory rate of 35.0% due primarily to lower tax rates and tax incentives in those jurisdictions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow Summary
Our cash flows are summarized in the following table (in millions):

	Six Months Ended
	June 30, 2013	July 1, 2012
Net cash provided by (used in) operating activities	$19.0	$(26.8)
Net cash (used in) provided by investing activities	(5.9)	6.4
Net cash (used in) provided by financing activities	(1.8)	1.0
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(1.0)
Net change in cash and cash equivalents	$9.5	$(20.4)
At June 30, 2013, cash, cash equivalents and short-term investments totaled $95.0 million, an increase of $9.6 million compared to the December 31, 2012 balance of $85.4 million. The increase in cash is primarily due to cash provided by operations, offset by capital expenditure investments and a negative effect of foreign exchange rates.
Cash provided by or used in operating activities consists of net earnings or losses adjusted for non-cash items and the effect of changes in working capital and other activities. For the six months ended June 30, 2013, net loss of $23.1 million was offset by cash provided by working capital and other activities of $22.7 million, and by non-cash expenses of $19.4 million, including depreciation and amortization of $15.7 million and stock-based compensation expense of $3.5 million, resulting in net cash provided by operating activities of $19.0 million. Cash used in operating activities of $26.8 million for the six months ended July 1, 2012 was primarily due to a net loss of $285.4 million, adjusted for increases in non-cash items, including a $211.3 million deferred tax valuation allowance and $47.3 million in goodwill impairment charges, and decreases in working capital of $15.4 million.
Net cash used in investing activities for the six months ended June 30, 2013 was $5.9 million, consisting primarily of capital expenditures of $5.2 million. During the comparable period of Q2 2012, net cash provided by investing activities of $6.4 million primarily related to proceeds from company owned life insurance of $9.0 million and proceeds from the sale of intellectual property of approximately $2.4 million, offset by capital expenditures of $4.6 million.
Net cash used in financing activities for the six months ended June 30, 2013 was $1.8 million, related to our financing lease obligation, discussed in Note 10, Litigation, Commitments and Contingencies - Commitments, in the Notes to Condensed Consolidated Financial Statements. Financing activities in the comparable period of 2012 provided cash of $1.0 million from employee purchases of stock under our Employee Stock Purchase Plan and the exercise of stock options.
Credit Facility
We have a $100 million secured revolving credit facility with Wells Fargo Bank, National Association (the "Bank") that matures on December 31, 2014 (the "Revolving Facility"). We use the Revolving Facility for general corporate purposes. The Revolving Facility is secured by liens on substantially all of our assets and guaranteed by certain of our domestic subsidiaries. The Revolving Facility includes financial and non-financial covenants, with which we were in compliance as of June 30, 2013. Refer to Note 8. Revolving Credit Facility, in the Notes to Condensed Consolidated Financial Statements for more information about the Revolving Facility.
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
On August 5, 2013, we entered into a Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh Amendment”) to modify the financial covenants related to minimum Adjusted EBITDA and to revise the calculation of Adjusted EBITDA to exclude the impact of the costs and expenses incurred in connection with the strategic review that culminated in the Merger Agreement and the performance of our obligations under the Merger Agreement. After giving effect to the Seventh Amendment,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the financial covenants in effect under the Revolving Facility currently require us to maintain a minimum Adjusted EBITDA of $35.0 million for the trailing twelve month periods ending with each fiscal quarter of 2013 and the first two fiscal quarters of 2014, and $45.0 million for the trailing twelve month periods ending as of the end of each subsequent fiscal quarter. We must also maintain a ratio of total debt to EBITDA of 2.00 for each fiscal quarter of 2013, and of 2.50 for each subsequent fiscal quarter.
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
For more information about risks related to our business performance, including risks related to the Revolving Facility and compliance with its covenants, refer to Part II, Item 1A. Risk Factors, of this Q2 Form 10-Q and to Part I, Item 1A. Risk Factors of the 2012 Form 10-K.
Contractual Obligations
Our contractual commitments as of June 30, 2013 have not changed materially from the Contractual Obligations disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2013, there have been no material changes in the information provided in Part II, Item 7A of our 2012 Form 10-K, which contains a complete discussion of our material exposures to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of June 30, 2013. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, multiple purported class action lawsuits were filed in Delaware and Washington State on behalf of the Company's stockholders in connection with the proposed acquisition of Intermec by Honeywell International Inc. (the “Merger Related Litigation”). We believe the lawsuits are without merit and intend to defend them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits. For more information about Merger Related Litigation, see Part I, "Item 3. Legal Proceedings", of our 2012 Form 10-K and Part II, “Item 1. Legal Proceedings”, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

In the case Zebra Technologies Corporation and ZIH Corporation vs. Intermec, Inc., Civil Action No. 12-cv-9808, United States District Court for the Northern District of Illinois, Eastern Division (the “Zebra Case”), Zebra has asserted that Intermec infringes certain Zebra patents relating to RFID and printing technologies. Intermec has counterclaimed Zebra's infringement of certain Intermec patents directed to battery and printing technologies. The Zebra Case was filed in December 2012. The parties are engaged in discovery. The Company intends to continue to vigorously defend itself against these claims and to pursue its counterclaims.

For more information about our litigation, including but not limited to Merger Related Litigation, refer to Note 11, Litigation, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in this Q2 Form 10-Q, and refer to Note 1, Significant Accounting Policies, Capitalized Legal Patent Costs, and Note 13, Litigation, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in our 2012 Form 10-K.
ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition to the risk factors disclosed in our 2012 Form 10-K, you should consider the following risk factor:

•	Compliance with disclosure rules regarding "conflict minerals" may require us to incur expenses or modify our products or operations and may also adversely affect our operating results.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012 the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals" which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as ''3TG" and include tin, tantalum, tungsten, and gold. The new rules will require us to engage in due diligence efforts for the 2013 calendar year, with disclosures required no later than May 31 of each year, beginning in 2014. We expect that we will incur additional costs and expenses, which may be significant, in order to comply with these rules, including for (i) due diligence to determine whether, and if so which, conflict minerals are necessary to the functionality or production of any of our products and to verify the sources of any such conflict minerals related to our products and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origins for any conflict minerals and metals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Seventh Amendment to Amended and Restated Credit Agreement, executed on August 5, 2013, by and between Intermec, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company's current report on Form 8-K dated August 5, 2013, and incorporated herein by reference

10.2	Action and Fourth Amendment to the Company's Deferred Compensation Plan, dated May 10, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermec, Inc.
(Registrant)

/s/ Robert J. Driessnack

Robert J. Driessnack
Senior Vice President and Chief Financial Officer

August 8, 2013